Form 10-Q
period 1994-12-31
BIRMINGHAM STEEL CORP
filed 1995-02-13
CIK 779334

- - - --------------------------------------------------------
- - - --------------------------------------------------------
                     UNITED STATES
          SECURITIES AND EXCHANGE COMMISSION
               Washington, D. C.  20549

                       FORM 10-Q

(Mark One)
/X/   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 1994

                          OR

/  /   TRANSITION REPORT PURSUANT TO SECTION 13 OR
       15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from     to


                    Commission File
                      No. 1-9820


             BIRMINGHAM STEEL CORPORATION


      DELAWARE                    13-3213634
(State of Incorporation)     (I.R.S. Employer
                              Identification No.)


         1000 Urban Center Parkway, Suite 300
              Birmingham, Alabama  35242

                    (205) 970-1200

      Indicate by check mark whether the registrant (1)
has filed all reports required to be filed by Section 13
or 15(d) of the Securities Exchange Act of 1934 during
the preceding 12 months (or for such shorter period that
the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the
past 90 days Yes   X   No      .
                 -----    -----

      Indicate the number of shares outstanding of each
of the issuer's classes of common stock, as of the
latest practicable date: 29,479,002   Shares of Common
Stock, Par Value $.01 Outstanding at February 3, 1995.

- - - --------------------------------------------------------
- - - --------------------------------------------------------

BIRMINGHAM STEEL CORPORATION
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT NUMBER OF SHARES)



ASSETS                               December 31, 1994      June 30, 1994
                                      (Unaudited)             (Audited)
                                    ------------------  -----------------

Current Assets:
  Cash and cash equivalents         $    18,681             $  28,916
  Accounts receivable, net of
  allowance for doubtful accounts
  of $1,456 at December 31, 1994;
  $1,737 at June 30, 1994                95,872               108,834
Inventories                             163,165               132,459
Prepaid expenses                          1,209                 1,208
Other                                     3,666                 4,385
                                        -------               -------
  Total current assets                  282,593               275,802


Property, plant and equipment
  (including property and equip-
  ment, net, held for disposition
  of $27,278 and $27,590 at
  December 31, 1994 and June 30,
  1994, respectively):
  Land and buildings                    113,487               109,490
  Machinery and equipment               348,520               328,537
  Construction in progress               39,482                35,235
                                        -------               -------
                                        501,489               473,262
Less accumulated depreciation          (111,192)              (98,402)
                                        -------               -------
Net property, plant and equipment       390,297               374,860

Excess of cost over net
  assets acquired                        33,196                32,408
Other assets                              9,450                 6,808
                                        -------               -------
   Total assets                     $   715,536             $ 689,878
                                        =======               =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                  $    37,519             $  36,438
  Accrued operating expenses              4,238                 3,857
  Accrued payroll expenses                5,726                 7,210
  Income taxes payable                    1,983                 3,493
  Other accrued liabilities              14,402                11,729
                                        -------               -------
   Total current liabilities             63,868                62,727

Deferred income taxes                    45,067                41,086

Deferred compensation                     4,884                 4,516

Long-term debt less current portion     142,500               142,500

Commitments and contingencies

Stockholders' equity:
  Preferred stock, par value $.01,
    authorized 5,000,000 shares               -                     -
  Common stock, par value $.01,
    authorized 75,000,000 shares;
    29,458,657 and 29,389,174 shares
    issued at December 31, 1994 and
    June 30, 1994, respectively             295                   294
  Additional paid-in capital            328,494               327,285
  Unearned compensation                  (2,677)               (2,947)
  Retained earnings                     133,105               114,417
                                        -------               -------
     Total stockholders' equity         459,217               439,049
                                        -------               -------
Total liabilities and stockholders'
    equity                          $   715,536             $ 689,878
                                    ===========             =========

                              See accompanying notes
- - - --------------------------------------------------------
- - - --------------------------------------------------------

BIRMINGHAM STEEL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA; UNAUDITED)



                           Three months ended      Six months ended
                              December 31,            December 31,
                           ------------------      ----------------
                             1994      1993          1994     1993
                           --------  --------      -------- --------
Net Sales                  $203,238  $146,802      $423,839 $274,432

Cost of sales:
  Other than depreciation
    and amortization        163,267   125,398       343,589  235,395
  Depreciation and
    amortization              7,996     6,299        15,981   11,713
                           --------  --------      -------- --------
  Gross profit               31,975    15,105        64,269   27,324

Provision for loss on
  disposition of property,
  plant and equipment           599         -         1,325        -
Selling, general and
  administrative              9,283     7,103        18,452   13,345
Interest                      2,174     2,698         4,530    3,809
                           --------  --------      -------- --------
                             19,919     5,304        39,962   10,170

Other income, net             1,134     1,126         1,864    1,814
Income before income taxes
  and cumulative effect of
  a change in the method
  of accounting for income
  taxes                      21,053     6,430        41,826   11,984

Provision for income taxes    8,684     2,666        17,252    4,914
                            -------  --------      -------- --------
Income before cumulative
  effect of a change in
  accounting principle       12,369     3,764        24,574    7,070

Cumulative effect, as of
  June 30, 1993, of a
  change in the method of
  accounting for income
  taxes (See Note 5)              -         -             -      380
                           --------  --------      -------- --------

Net Income                 $ 12,369  $  3,764      $ 24,574 $  7,450
                           ========  ========      ======== ========

Weighted average shares
  outstanding                29,450    22,296        29,427   21,853
                           ========  ========      ======== ========

Earnings per share:
  Income before cumulative
  effect of a change in
  accounting principle     $   0.42  $   0.17      $   0.84 $   0.32

Cumulative effect of a
  change in the method of
  accounting for income
  taxes                           -         -             -     0.02
                           --------  --------      -------- --------
Net Income                 $   0.42  $   0.17      $   0.84 $   0.34
                           ========  ========      ======== ========

Dividends declared per
  share                    $   0.10  $   0.10      $   0.20 $   0.20
                           ========  ========      ======== ========


                               See accompanying notes.



BIRMINGHAM STEEL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)



**MARGINS

                               Six months ended
                                 December 31,
                            -----------------------
                                1994       1993
                            (unaudited) (unaudited)
                            ----------- -----------

CASH FLOWS FROM OPERATING
  ACTIVITIES

  Net Income                $ 24,574    $   7,450

  Adjustments to reconcile
  net income to net cash
  provided by operating
  activities:
    Cumulative effect of
     a change in account-
     ing principle                 -         (380)
    Depreciation and
     amortization             15,981       11,713
    Provision for doubtful
     accounts receivable         622          165
    Deferred income taxes      3,707         (132)
    Provision for loss on
     disposition of
     property, plant and
     equipment                 1,325            -
    Other                      1,467        1,223

Changes in operating assets
   and liabilities, net
   of effects from business
   acquisitions:
  Accounts receivable         16,882        1,520
  Inventories                (24,573)     (14,465)
  Prepaid expenses                67          142
  Other current assets           719          320
  Accounts payable            (1,607)       3,155
  Other accrued liabilities     (899)        (247)
  Deferred compensation          368          220
                            ---------   ---------

  Net cash provided by
   operating activities       38,633       10,684

CASH FLOWS FROM INVESTING
   ACTIVITIES:
  Additions to property,
    plant and equipment      (31,354)     (18,724)
  Payments for business
    acquisitions             (10,652)      (5,699)
  Proceeds from disposal
    of property, plant
    and equipment                  5            -
  Additions to other
    non-current assets        (1,416)      (2,061)
  Reductions in other
    non-current assets           255           32
                            ---------   ---------
Net cash used for
    investing activities     (43,162)     (26,452)

CASH FLOWS FROM FINANCING
   ACTIVITIES:
  Net short-term borrowings
    and repayments                 -      (29,025)
  Proceeds from issuance of
    long-term debt                 -      130,000
  Payments of long-term
    debt                           -      (80,716)
  Proceeds from issuance
    of common stock              180           50
  Issuance of stock from
    treasury                       -          427
  Purchase of treasury
    stock                          -         (348)
  Cash dividends paid         (5,886)      (4,286)
                            ---------   ---------
Net cash (used in)
  provided by
  financing
  activities                  (5,706)      16,102
                            ---------   ---------
Net (decrease) increase
  in cash and cash
  equivalents                (10,235)         334

Cash and cash equivalents
  at:
  Beginning of period         28,916          270
                            ---------   ---------
  End of period               18,681          604
                            =========   =========

Supplemental cash flow
  disclosures:
  Cash paid during the
    period for:
     Interest (net of
      amounts
      capitalized)             4,414        5,329
     Income Taxes             15,056        4,168

                See accompanying notes


             BIRMINGHAM STEEL CORPORATION
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              DECEMBER 31, 1994 AND 1993

 1.  Significant Accounting Policies

      Presentation

   The accompanying unaudited quarterly financial information reflects all normal and recurring adjustments which are, in the opinion of the management of Birmingham Steel Corporation (the Company), necessary for a fair statement of the results for the interim periods presented.

      Income taxes

   Deferred income taxes are provided for temporary differences between taxable income and financial reporting income. The Company adopted the liability method of accounting for income taxes prescribed in FASB
Statement No. 109 as of July 1, 1993 and reported a benefit of $380,000 ($.02 per share) in the first quarter of fiscal 1994 to reflect the cumulative effect of adoption. See Note 5 - Income Taxes.

      Earnings per share

   Earnings per share are computed using the weighted average number of outstanding common shares and dilutive equivalents (if any).


 2.   Business Acquisitions

   On December 31, 1994, the Company acquired Port
Everglades Steel Corporation (PESCO), a steel distribution company headquartered in Fort Lauderdale, Florida for a total cash purchase price of $11,282,000.
The acquisition has been accounted for as a purchase.
The purchase price has been preliminary allocated, pending final cash settlement after audit, to the assets and liabilities of PESCO based upon their estimated fair values, as follows (in thousands):

      Current assets                        $10,743
      Property, plant and equipment             218
      Other non-current assets                1,802
      Excess of costs over net assets
        acquired                              1,635
                                            -------
      Total assets acquired                  14,398

      Fair value of liabilities assumed       3,116
                                            -------
      Total purchase price                  $11,282
                                            =======


   Proforma results for prior year and current year would not be materially different from the amounts reported in the Company's consolidated income statements if the acquisition had occurred as of the beginning of either period.

   The results of operations for the six months ended
December 31, 1994 include the operations of the Company's American Steel & Wire subsidiary, which was acquired on November 23, 1993. Assuming the acquisition had occurred at the beginning of fiscal 1993, proforma net sales for the six months ended December 31, 1993 would have been $381,899,000. Proforma net income and earnings per share would have been $9,022,000 and $.38, respectively.



 3.   Inventories

   Inventories were valued as summarized in the following table (in thousands):

                                  December 31  June 30
                                      1994       1994
                                  ----------- ---------
                                  (unaudited) (audited)

   At lower of cost (first-in,
     first-out) or market:
     Raw materials and mill
       supplies                   $ 58,385    $ 51,233
       Work-in-progress             43,863      37,298
       Finished goods               61,316      44,327
                                  --------    --------
                                   163,564     132,858
   Allowance to adjust bolt
     inventories to cost on
     last-in, first-out method
     (approximately 9% and 8%
     of total inventory at
     December 31, 1994 and
     June 30, 1994, respectively)    ( 399)     (  399)
                                  --------    --------
                                  $163,165    $132,459

 4.   Short-Term Borrowing Arrangements

   Under line of credit arrangements for short-term borrowings with four banks, the Company may borrow up to $170,000,000 with interest at market rates mutually agreed upon by the Company and the banks. One of these lines of credit supports an $80,000,000 bankers' acceptance and commercial paper program. The full line of credit was available under these facilities at December 31, 1994.

 5.   Income Taxes

   Effective July 1, 1993, the Company adopted FASB
Statement No. 109, "Accounting for Income Taxes."  Under
Statement 109, the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The cumulative effect of the change increased net income for the six months ended December 31, 1993 by $380,000 or $0.02 per share.


 6.   Contingencies

      Environmental

   The Company is subject to federal, state and local environmental laws and regulations concerning, among other matters, waste water effluents, air emissions and furnace dust disposal.

   The Company has been advised by the Virginia
Department of Waste Management of certain conditions involving the disposal of hazardous materials at the Company's Norfolk, Virginia property which existed prior to the Company's acquisition of the facility. The
Company has also been notified by the department of Toxic Substances Control of the Environmental Protection
Agency of the State of California of certain environmental conditions regarding its property in Emeryville, California. The Company is performing environmental assessments of these sites and developing work plans for remediation of the properties for approval of the applicable regulatory agencies.

   As part of its ongoing environmental compliance and monitoring programs, the Company is voluntarily developing work plans for environmental conditions involving certain of its operating facilities and other properties which are held for sale. Based upon the Company's study of the known conditions and its prior experience in investigating and correcting environmental conditions, the Company estimates that the potential costs of these site restoration and remediation efforts may range from $3,972,000 to $5,767,000. Approximately
$1,735,000 of these costs is recorded in accrued liabilities at December 31, 1994. The remaining costs principally consist of site restoration and environmental exit costs to ready the idle facilities for sale, and have been considered in determining whether the carrying amounts of the properties exceed their net realizable values. These expenditures are expected to be made in the next two to three years, if the necessary regulatory agency approvals of the Company's work plans are obtained. Though the Company believes it has adequately provided for the cost of all known environmental conditions, the applicable regulatory agencies could insist upon different and more costly remediative measures than those the Company believes are adequate or required by existing law.
Otherwise, the Company believes that it is currently in compliance with all known material and applicable environmental regulations.

       Legal Proceedings

   The Company is involved in litigation relating to claims arising out of its operations in the normal course of business. Such claims are generally covered by various forms of insurance. In the opinion of management, any uninsured or unindemnified liability resulting from existing litigation would not have a material effect on the Company's business, its financial position, liquidity or results of operations.

 7.   Sale of Idle Facilities

   During the quarter, the Company entered into an agreement to sell its idle facility in Ballard, Washington. The Company also entered into a memorandum of understanding with the Port of Seattle to exchange the idle Kent, Washington facility and approximately
22.5 acres of property adjacent to the Seattle, Washington steel-making facility for the Port's Terminal
105 and other property adjacent to the steel-making facility.

 8.   Subsequent Events

   On December 21, 1994, the Company announced that it had signed a letter of intent to sell its mine roof bolt business unit to Excel Mining Systems, Inc., a mine roof bolt manufacturer headquartered in Cadiz, Ohio. The transaction is subject to various terms and conditions, including the signing of a definitive agreement. The
Company does not expect to recognize any significant gain or loss on the sale and the sale is not expected to have a material impact on earnings in fiscal 1995.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


For the second quarter of fiscal 1995, the Company reported record earnings of $12,369,000, an increase of 229 percent compared with $3,764,000 in the second period of fiscal 1994. Earnings per share for the quarter were $.42, up from $.17 reported last year.
Second quarter steel shipments of 541,000 tons increased
13 percent compared with 478,000 tons shipped a year ago. Net sales for the second quarter increased 38 percent to $203,238,000, compared with $146,802,000 last year.

For the six months ended December 31, 1994 the Company also reported a six-month earnings record of $24,574,000, compared with $7,450,000 last year.
Earnings per share for the period were $.84, up from $.32 reported last year. Steel shipments increased 25 percent to 1,161,000 tons, compared with 926,000 tons last year. Net sales increased 54 percent to $423,839,000, compared with $274,432,000 in the same period a year ago. Results for the prior year second quarter and six month period include only one month sales and earnings from the Company's American Steel &
Wire subsidiary ("ASW").


Net Sales

Second quarter net sales rose substantially over the prior year with the full quarter inclusion of ASW's net sales and a continued rise in market prices for the Company's rebar and merchant products. Second quarter average rebar/merchant selling prices rose to $312 per ton, compared with $295 in the immediately preceding quarter and $269 in the second quarter last year. Steel demand remained strong through the second quarter, though overall steel shipment levels declined slightly from the first quarter level due to the typical winter slowdown in construction activity. The Company has announced additional rebar/merchant selling price increases which will be implemented during the third quarter.

Second quarter shipments of the Company's rod & wire products (ASW) increased 9 percent from the prior year
(full quarter) to 149,000 tons, though average selling prices declined $5 per ton during the same period due to a shift in product mix. ASW implemented price increases for certain products January 1, though these increases will impact only modest tonnage due to contract pricing on the majority of shipments. Continued strength in demand for rod & wire products is expected through the remainder of fiscal 1995.

Sales of the Company's mine roof support products increased modestly during the quarter from the prior year level primarily due to increased selling prices.
During December, the Company announced its intention to sell the assets of its mine roof bolt business to Excel
Mining Systems, Inc. (see "Other Comments").  The
Company's overall sales volume is not expected to decline as a result of this sale, as the Company will be the primary steel supplier to the sold facilities.


Cost of Sales

As a percentage of net sales, cost of sales (other than depreciation and amortization) declined to 80.3% compared with 85.4% in the second quarter last year.
This substantial improvement resulted primarily from the increases in rebar/merchant steel selling prices mentioned above, a 3 percent improvement in steel conversion costs at the Company's mini-mills and productivity increases at ASW. Prior year cost of sales also included a $1.7 million charge associated with the acquisition of ASW.

For the six months ended December 31, 1994, cost of sales declined to 81.1% compared with 85.8% in the second quarter last year primarily due to the reasons stated above.

The Company's second quarter scrap raw material cost of $137 per ton rose $14 from the first quarter level and $12 above the prior year. Scrap market prices have steadily risen through fiscal 1995; however, some regional scrap markets indicate that pricing may level or decline slightly during the latter part of the third quarter. As in the first quarter, scrap costs were higher than the prior year, yet operating margins continued to increase as the result of the steady rise in rebar/merchant selling prices.

In the second quarter, steel conversion cost at the Company's mini-mills improved 3 percent compared with last year. Operating efficiencies were enhanced during the quarter as raw steel and finished goods production levels increased 5 percent and 13 percent, respectively over the prior year. Operations at Seattle's new rolling mill continued to improve during the second quarter, as finished goods production rose 25 percent from the prior year level.

Raw material billet cost at ASW was $321 per ton in the second quarter, essentially unchanged from $322 last year. Upward pressure on billet pricing has emerged recently, as high quality billet producers seek to increase margins on sales of both finished and semi-finished products. Billet cost at ASW is expected to rise modestly during the third quarter. The Company continues to focus on the construction of a state-of-the-art melt shop for ASW that would manufacture a substantial portion of the high quality billets required by ASW. The Company recently signed a technical assistance agreement with Sumitomo Metal Industries for design and engineering assistance in the development of this proposed facility. Finalized design criteria is expected to be completed in June 1995.

At ASW, record productivity gains were achieved during the second quarter, as production tons-per-hour increased 4 percent at the Joliet facility and 15 percent at the Cuyahoga plant from the prior year levels. These productivity gains were primarily attributed to the introduction of the Company's incentive wage system subsequent to the November 1993 acquisition.

Depreciation and amortization expense increased to $7,996,000 from $6,299,000 in the second quarter of fiscal 1994, primarily due to the acquisition of ASW and the recognition of depreciation on fixed asset additions during fiscal 1994 and the first half of fiscal 1995.

For the six months ended December 31, 1994, depreciation and amortization expense increased to $15,981,000 from $11,713,000 in the same period of fiscal 1994, primarily due to the reasons stated above.


Selling, General and Administrative Expenses ("SG&A")

SG&A increased to $9,283,000 from $7,103,000 reported in the second quarter last year primarily due to the full quarter inclusion of ASW's SG&A expenses which were present for only one month in the prior year. As a percent of net sales, second quarter SG&A were 4.6 percent, compared with 4.8 percent last year.

For the six months ended December 31, 1994, SG&A increased to $18,452,000 from $13,345,000 reported in the same period last year also due to the inclusion of ASW's SG&A expenses as noted above. As a percent of net sales, year-to-date SG&A were 4.4 percent, compared with
4.9 percent last year.


Interest Expense

Interest expense declined modestly in the second quarter of fiscal 1995 to $2,174,000, compared with $2,698,000 reported last year, primarily due to a 38 percent reduction in the average quarterly debt level since last year, partially offset by higher average interest rates.
During the second quarter, the Company capitalized approximately $476,000 in interest related to construction projects, compared with approximately
$355,000 in the same period last year.

For the six months ended December 31, 1994, interest expense increased to $4,530,000, compared with $3,809,000 in the prior year essentially due to an increased amount of capitalized interest during the previous year first quarter, as compared with the fiscal
1995 first quarter. The Company capitalized approximately $296,000 in interest related to assets under construction in the current year first quarter, compared with approximately $1,473,000 in the first quarter last year.


Income Taxes

Effective income tax rates for the first quarters of fiscal 1995 and fiscal 1994 were 41.2% and 41.5%, respectively.

For the six months ended December 31, 1994 and 1993, the effective income tax rates were 41.2% and 41.0%, respectively.

During the first quarter of fiscal 1994, the Company recorded an increase to net income of $380,000, or $.02 per share, related to the cumulative effect of the adoption of SFAS No.109 "Accounting for Income Taxes."


Liquidity and Capital Resources

Operating Activities:

For the first six months of fiscal 1995, cash provided by operating activities rose to $38.6 million, compared with $10.7 million reported last year. The substantial rise in cash flow was essentially due to a significant increase in net income combined with a decline in accounts receivable, partially offset by an increase in operating inventory levels. The decline in accounts receivable primarily resulted from a seasonal (winter) decline in sales volume. Inventory levels rose during the period as the result of Company efforts to restore finished goods inventories to a more desirable level and the planned increase to the Seattle facility's billet inventory in anticipation of the installation of a new melt shop furnace scheduled for July 1995.

Investing Activities:

Net cash used in investing activities was $43.2 million, compared with $26.5 million last year. Fiscal 1995 year-to-date capital expenditures increased to $31 million, compared with $19 million last year, as the Company financed several ongoing projects including the initial funding of ASW's new $110 million bar & rod mill project. This state-of-the-art facility, which is expected to begin production in March 1996, will effectively double ASW's productive and shipment capacity to approximately 1.1 million tons of high quality steel products.

During the second quarter, the Company also acquired
Port Everglades Steel Corporation ("PESCO"), a rebar distributor located in Ft. Lauderdale, Florida for approximately $11.3 million. PESCO will continue to market the Company's products to steel fabricators.

Funding for the above mentioned projects is expected to be derived from available cash reserves, net cash flow and/or negotiated short-term or long-term financing arrangements.

Financing Activities:

Net cash used in financing activities was $5.7 million in the first quarter, compared with cash flow provided by financing activities of $16.1 million last year.
During the first six months of fiscal 1995, the Company paid cash dividends of approximately $5.9 million.
During the second quarter last year, the Company completed a $130 million private debt placement which was used to fund the cash and debt refinance portions of the ASW acquisition and to pay down the Company's existing short-term debt.

Working Capital:

Working capital at the end of the second quarter increased to $218.7 million, compared with $213.1 million at the end of fiscal 1994. The increase in working capital was essentially due to the substantial increase in inventory, partially offset by the decline in accounts receivable as mentioned above.

Outlook:

From a long-term perspective, the Company's broad access to capital markets and internal cash flows are expected to provide the capital resources necessary to support increased operating needs and to finance continued growth.


Other Comments

During the second quarter, the Company entered into an agreement to sell its idled facility in Ballard, Washington. The Company also entered into a memorandum of understanding with the Port of Seattle to exchange its idled Kent, Washington facility and approximately
22.5 acres of property adjacent to the Company's
Seattle, Washington mini-mill for the Port's Terminal
105 and other property adjacent to the mini-mill. No loss is expected to occur as the result of either of these transactions.

On December 21, 1994, the Company announced that it had signed a letter of intent to sell its mine roof bolt business to Excel Mining Systems, Inc., a mine roof bolt manufacturer located in Cadiz, Ohio. The transaction is subject to various terms and conditions, including the signing of a definitive agreement. The transaction is expected to be completed in the third quarter.

On January 24, 1995, the Company announced the Company's
Board of Directors had authorized the repurchase of up to 2,950,000 shares, or approximately 10%, of the Company's outstanding stock. The purchases may be made in the open market from time to time over the next three years.

Also on January 24, 1995, the Company declared a regular quarterly cash dividend of $.10 (ten cents) per share which will be paid February 14, 1995 to shareholders of record on February 3, 1995.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is involved in litigation relating to claims arising out of its operations in the normal course of business. Such claims against the Company are generally covered by insurance. It is the opinion of management that any uninsured or unindemnified liability resulting from existing litigation would not have a material adverse effect on the Company's business or financial position. There can be no assurance that insurance, including product liability insurance, will be available in the future at reasonable rates.

By letter dated October 20, 1992, the Department of
Toxic Substances Control of the Environmental Protection
Agency of the State of California ("DTSC") submitted to Barbary Coast Steel Corporation ("BCSC"), a wholly owned subsidiary of the Company, for its review and comment a proposed Consent Order relating to BCSC's closed steel facility at Emeryville, California. BCSC and DTSC executed the terms of a Consent Order on March 22, 1993 and, pursuant to that Consent Order, BCSC is performing an environmental assessment of the site and developing a work plan for remediation of the property. The
Company believes that, in connection with the January
1991 closure of the Emeryville mill, it made adequate provisions in its financial statements for the cost of remediating the site. However, DTSC could insist upon different and possibly more costly remediative measures than those believed by the Company to be adequate and in accordance with existing law.

On March 26, 1993, an action entitled IMACC Corporation
v. Warburton, et al. was filed in U.S. District Court for the Northern District of California, Case No. C93-
1114-VRW.  This action was brought by IMACC Corporation
("IMACC"), the parent of Myers Container Corporation, the lessee of property immediately adjacent to the BCSC property in Emeryville, California. IMACC has sued
BCSC, Judson Steel Corporation (from whom BCSC purchased the property) and several of the individual owners of the property leased by IMACC, under the Comprehensive
Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"), 42 U.S.C. SS9601-9675 and various state law causes of action, alleging that the defendants contributed to environmental contamination on the IMACC property. IMACC has formally notified BCSC and the other defendants of its intent to add a citizens' suit claim under RCRA, 42 U.S.C. SS6972 to the complaint.

BCSC has interposed numerous affirmative defenses to IMACC's claims, and additionally has counterclaimed against IMACC alleging that IMACC has contaminated the BCSC property, and cross-claimed against Judson Steel
Corporation and its corporate parent, alleging that they must indemnify BCSC for any monies due to IMACC. Other parties in the case have brought additional counterclaims and cross-claims against each other, BCSC, and third parties, including Kaiser Steel Resources.
The parties have exchanged numerous documents and lists of potential witnesses pursuant to the District Court's
Case Management Program.

IMACC has alleged current and prospective damages, including attorneys fees, of between $1,000,000 and $11,000,000. Recently, BCSC and several co-defendants successfully moved for dismissal of IMACC's RCRA claims, effectively eliminating liability for IMACC's attorneys fees. The Company believes that there is little, if any, factual basis for IMACC's claims; the Company further believes that most, if not all, of any liability imposed upon it may be recovered from other parties to the litigation through its claims of indemnity.


Item 4. Submission of Matters to a Vote of Security
Holders

The Annual Meeting of Shareholders of the Company was held on October 18, 1994, at which the following matters were brought before and voted upon by the shareholders

1. The election of the following to the Board of Directors, each to serve until the next Annual
    Meeting of Stockholders:


  Director                       For         Withhold

  James A. Todd, Jr.          23,167,279       25,640
  E. Mandell de Windt         23,166,100       26,819
  C. Stephen Clegg            23,160,664       32,255
  George A. Stinson           23,166,100       26,819
  John M. Harbert III         23,169,560       23,359
  Thomas N. Tyrrell           23,175,465       17,454
  E. Bradley Jones            23,175,531       17,388
  Harry Holiday, Jr.          23,174,681       18,238
  Reginald H. Jones           23,173,002       19,917
  Paul H. Ekberg              23,176,141       16,778
  William J. Cabaniss, Jr.    23,175,606       17,313
  T. Evans Wyckoff            23,174,406       18,513

2. Proposal to ratify the selection of Ernst & Young, LLP as the independent auditors for the fiscal year ended June 30, 1994.

  Voted for:           23,162,299
  Voted against:            3,026
  Abstained:               27,594




Item 6. Exhibits and Reports on Form 8-K


No exhibits are required to be filed with this report.

No reports on Form 8-K are required to be filed with this report.

Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      Birmingham Steel
Corporation



February 14, 1994                   James A. Todd, Jr.
                                    -------------------
                                    James A. Todd, Jr.
                                    Chairman, Chief
                                    Executive Officer




February 14, 1994                   John M. Casey
                                    --------------------
                                    John M. Casey
                                    Vice President,
                                    Chief Financial
                                    Officer