Form 10-Q
period 1995-03-31
BIRMINGHAM STEEL CORP
filed 1995-05-15
CIK 779334

- - --------------------------------------------------------
- - --------------------------------------------------------
                     UNITED STATES
          SECURITIES AND EXCHANGE COMMISSION
               Washington, D. C.  20549

                       FORM 10-Q

(Mark One)
/X/   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1995

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

      Indicate the number of shares outstanding of each
of the issuer's classes of common stock, as of the
latest practicable date: 28,532,452   Shares of Common
Stock, Par Value $.01 Outstanding at May 2, 1995.

- - --------------------------------------------------------

BIRMINGHAM STEEL CORPORATION
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT NUMBER OF SHARES)



ASSETS                              March 31, 1995          June 30, 1994
                                      (Unaudited)             (Audited)
                                    ------------------  -----------------

Current Assets:
  Cash and cash equivalents         $     6,268             $  28,916
  Accounts receivable, net of
  allowance for doubtful accounts
  of $1,844 at March 31, 1995;
  $1,737 at June 30, 1994               118,755               108,834
Inventories                             160,119               132,459
Prepaid expenses                          3,739                 1,208
Other                                     4,406                 4,385
                                        -------               -------
  Total current assets                  293,287               275,802


Property, plant and equipment
  (including property and equip-
  ment, net, held for disposition
  of $27,267 and $27,590 at
  March 31, 1995 and June 30,
  1994, respectively):
  Land and buildings                    111,808               109,490
  Machinery and equipment               334,728               328,537
  Construction in progress               47,221                35,235
                                        -------               -------
                                        493,757               473,262
Less accumulated depreciation          (104,017)              (98,402)
                                        -------               -------
Net property, plant and equipment       389,740               374,860

Excess of cost over net
  assets acquired                        32,872                32,408
Other assets                             11,448                 6,808
                                        -------               -------
   Total assets                     $   727,347             $ 689,878
                                        =======               =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                  $    52,991             $  36,438
  Accrued operating expenses              3,821                 3,857
  Accrued payroll expenses                6,463                 7,210
  Income taxes payable                    3,058                 3,493
  Other accrued liabilities              13,989                11,729
                                        -------               -------
   Total current liabilities             80,322                62,727

Deferred income taxes                    47,130                41,086

Deferred compensation                     5,098                 4,516

Long-term debt less current portion     142,500               142,500

Commitments and contingencies
  (Note 6)

Stockholders' equity:
  Preferred stock, par value $.01;
    authorized 5,000,000 shares               -                     -
  Common stock, par value $.01;
    authorized 75,000,000 shares;
    28,608,112 and 29,389,174 shares
    issued at March 31, 1995 and
    June 30, 1994, respectively             295                   294
  Additional paid-in capital            328,945               327,285
  Treasury stock, 881,300 shares
    at March 31, 1995                   (17,608)                    -
  Unearned compensation                  (2,757)               (2,947)
  Retained earnings                     143,422               114,417
                                        -------               -------
     Total stockholders' equity         452,297               439,049
                                        -------               -------
Total liabilities and stockholders'
    equity                          $   727,347             $ 689,878
                                    ===========             =========

                              See accompanying notes
- - --------------------------------------------------------
- - --------------------------------------------------------

BIRMINGHAM STEEL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA; UNAUDITED)



                           Three months ended      Nine months ended
                               March 31,               March 31,
                           ------------------      ----------------
                             1995      1994          1995     1994
                           --------  --------      -------- --------
Net Sales                  $236,900  $204,192      $660,739 $478,624

Cost of sales:
  Other than depreciation
    and amortization        194,186   175,113       537,775  410,508
  Depreciation and
    amortization              8,205     7,878        24,186   19,591
                           --------  --------      -------- --------
  Gross profit               34,509    21,201        98,778   48,525

Provision for loss on
  disposition of property,
  plant and equipment             -         -         1,325        -
Selling, general and
  administrative             10,857     9,652        29,309   22,997
Interest                      2,342     4,089         6,872    7,898
                           --------  --------      -------- --------
                             21,310     7,460        61,272   17,630

Other income, net             1,270     1,336         3,134    3,150
Income before income taxes
  and cumulative effect of
  a change in the method
  of accounting for income
  taxes                      22,580     8,796        64,406   20,780

Provision for income taxes    9,316     3,678        26,568    8,592
                            -------  --------      -------- --------
Income before cumulative
  effect of a change in
  accounting principle       13,264     5,118        37,838   12,188

Cumulative effect, as of
  June 30, 1993, of a
  change in the method of
  accounting for income
  taxes (See Note 1)              -         -             -      380
                           --------  --------      -------- --------

Net Income                 $ 13,264  $  5,118      $ 37,838 $ 12,568
                           ========  ========      ======== ========

Weighted average shares
  outstanding                29,283    25,399        29,380   23,018
                           ========  ========      ======== ========

Earnings per share:
  Income before cumulative
  effect of a change in
  accounting principle     $   0.45  $   0.20      $   1.29 $   0.53

Cumulative effect of a
  change in the method of
  accounting for income
  taxes                           -         -             -     0.02
                           --------  --------      -------- --------
Net Income                 $   0.45  $   0.20      $   1.29 $   0.55
                           ========  ========      ======== ========

Dividends declared per
  share                    $   0.10  $   0.10      $   0.30 $   0.30
                           ========  ========      ======== ========


                               See accompanying notes.



BIRMINGHAM STEEL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)





                              Nine months ended
                                 March 31,
                            -----------------------
                                1995       1994
                            (unaudited) (unaudited)
                            ----------- -----------

CASH FLOWS FROM OPERATING
  ACTIVITIES

  Net Income                $ 37,838    $  12,568

  Adjustments to reconcile
  net income to net cash
  provided by operating
  activities:
    Cumulative effect of
     a change in account-
     ing principle                 -         (380)
    Depreciation and
     amortization             24,186       19,591
    Provision for doubtful
     accounts receivable       1,023          445
    Deferred income taxes      5,770        1,971
    Provision for loss on
     disposition of
     property, plant and
     equipment                 1,325            -
    Other                      1,929        1,743

Changes in operating assets
   and liabilities, net
   of effects from business
   acquisitions and
   dispositions:
  Accounts receivable         (3,955)     (15,369)
  Inventories                (34,874)     (21,178)
  Prepaid expenses            (2,538)       1,476
  Other current assets            (1)      (3,003)
  Accounts payable            15,116        7,088
  Other accrued liabilities    2,046        5,328
  Deferred compensation          582          497
                            --------    ---------

  Net cash provided by
   operating activities       48,447       10,777

CASH FLOWS FROM INVESTING
   ACTIVITIES:
  Additions to property,
    plant and equipment      (47,589)     (27,414)
  Payments for business
    acquisitions             (11,374)      (5,699)
  Net proceeds from sale
    of mine roof business
    unit                      15,802
  Proceeds from disposal
    of property, plant
    and equipment                 90            -
  Additions to other
    non-current assets        (2,056)      (4,850)
  Reductions in other
    non-current assets           260          791
                            ---------   ---------
Net cash used for
    investing activities     (45,867)     (37,172)

CASH FLOWS FROM FINANCING
   ACTIVITIES:
  Net short-term borrowings
    and repayments                 -      (73,332)
  Proceeds from issuance of
    long-term debt                 -      130,000
  Payments of long-term
    debt                           -      (80,716)
  Proceeds from issuance
    of common stock              214      154,406
  Issuance of stock from
    treasury                       -          942
  Purchase of treasury
    stock                    (17,608)        (348)
  Cash dividends paid         (8,834)      (6,633)
                            ---------   ---------
Net cash (used in)
  provided by
  financing
  activities                 (26,228)     124,319
                            ---------   ---------
Net (decrease) increase
  in cash and cash
  equivalents                (22,648)      97,924

Cash and cash equivalents
  at:
  Beginning of period         28,916          270
                            --------    ---------
  End of period                6,268       98,194
                            ========    =========

Supplemental cash flow
  disclosures:
  Cash paid during the
    period for:
     Interest (net of
      amounts
      capitalized)             4,321        5,329
     Income taxes             21,874        4,168

                See accompanying notes


             BIRMINGHAM STEEL CORPORATION
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                MARCH 31, 1995 AND 1994

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


 2.   Business Acquisitions

   On December 31, 1994, the Company acquired Port
Everglades Steel Corporation (PESCO), a steel distribution company headquartered in Fort Lauderdale, Florida for a total cash purchase price of $11,374,000.
The acquisition has been accounted for as a purchase.
The purchase price has been allocated to the assets and liabilities of PESCO based upon their estimated fair values, as follows (in thousands):

      Current assets                        $10,712
      Property, plant and equipment             225
      Other non-current assets                1,797
      Excess of costs over net assets
        acquired                              1,674
                                            -------
      Total assets acquired                  14,408

      Fair value of liabilities assumed       3,034
                                            -------
      Total purchase price                  $11,374
                                            =======


   Proforma results for prior year and current year would not be materially different from the amounts reported in the Company's consolidated income statements if the acquisition had occurred as of the beginning of either period.

   The results of operations for the nine months ended
March 31, 1995 include the operations of the Company's
American Steel & Wire subsidiary, which was acquired on November 23, 1993. Assuming the acquisition had occurred at the beginning of fiscal 1993, proforma net sales for the nine months ended March 31, 1994 would have been $586,091,000. Proforma net income and earnings per share would have been $14,140,000 and $.58, respectively.



 3.   Business Disposition

   On March 12, 1995, the Company sold its mine roof bolt business unit to Excel Mining Systems, Inc., a mine roof bolt manufacturer headquartered in Cadiz, Ohio.
The purchase price is subject to adjustment based on the results of an audit of inventories at the date of sale.
The Company expects to realize gain of at least $3 million on the sale. For accounting purposes, the Company has deferred the estimated gain on sale until the purchase price is finalized and the proceeds of a $9.5 million note receivable from the Purchaser are collected. In connection with the sale, the Company entered into a five year supply agreement to provide
Excel the majority of its steel requirements. Because of the expectation of continued steel shipments to Excel, the Company does not believe that the sale of its mine roof bolt business will have a material effect on its continuing operations.


  4.  Inventories

   Inventories were valued as summarized in the following table (in thousands):

                                    March 31   June 30
                                      1995       1994
                                  ----------- ---------
                                  (unaudited) (audited)

   At lower of cost (first-in,
     first-out) or market:
     Raw materials and mill
       supplies                   $ 47,241    $ 51,233
     Work-in-progress               49,912      37,298
     Finished goods                 62,966      44,327
                                  --------    --------
                                   160,119     132,858
   Allowance to adjust bolt
     inventories to cost on
     last-in, first-out method
     (approximately 8% of
     total inventory at
     June 30, 1994)                      0      (  399)
                                  --------    --------
                                  $160,119    $132,459
                                  ========    ========

 5.   Short-Term Borrowing Arrangements

   Under line of credit arrangements for short-term borrowings with four banks, the Company may borrow up to $185,000,000 with interest at market rates mutually agreed upon by the Company and the banks. One of these lines of credit supports an $80,000,000 bankers' acceptance and commercial paper program. The full line of credit was available under these facilities at March
31, 1995.


 6.   Contingencies

      Environmental

   The Company is subject to federal, state and local environmental laws and regulations concerning, among other matters, waste water effluents, air emissions and furnace dust disposal.

   The Company has been advised by the Virginia
Department of Waste Management of certain conditions involving the disposal of hazardous materials at the Company's Norfolk, Virginia property which existed prior to the Company's acquisition of the facility. The
Company has also been notified by the department of Toxic Substances Control of the Environmental Protection
Agency of the State of California of certain environmental conditions regarding its property in Emeryville, California. The Company is performing environmental assessments of these sites and developing work plans for remediation of the properties for approval by the applicable regulatory agencies.

   As part of its ongoing environmental compliance and monitoring programs, the Company is voluntarily developing work plans for environmental conditions involving certain of its operating facilities and other properties which are held for sale. Based upon the Company's study of the known conditions and its prior experience in investigating and correcting environmental conditions, the Company estimates that the potential costs of these site restoration and remediation efforts may range from $3,972,000 to $5,767,000. Approximately
$1,829,000 of these costs is recorded in accrued liabilities at March 31, 1995. The remaining costs principally consist of site restoration and environmental exit costs to ready the idle facilities for sale, and have been considered in determining whether the carrying amounts of the properties exceed their net realizable values. These expenditures are expected to be made in the next two to three years, if the necessary regulatory agency approvals of the Company's work plans are obtained. Though the Company believes it has adequately provided for the cost of all known environmental conditions, the applicable regulatory agencies could insist upon different and more costly remediative measures than those the Company believes are adequate or required by existing law.
Otherwise, the Company believes that it is currently in compliance with all known material and applicable environmental regulations.

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

 7.   Sale of Idle Facilities

   In the second quarter, the Company entered into an agreement to sell its idle facility in Ballard, Washington. The Company also entered into a memorandum of understanding with the Port of Seattle to exchange the idle Kent, Washington facility and approximately
22.5 acres of property adjacent to the Seattle, Washington steel-making facility for the Port's Terminal
105 and other property adjacent to the steel-making facility.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


   For the third quarter of fiscal 1995, the Company reported record earnings of $13,264,000, an increase of 159 percent compared with $5,118,000 in the third period of fiscal 1994. Earnings per share for the quarter were $.45, up from $.20 reported last year. Third quarter steel shipments of 595,000 tons increased 4 percent compared with 572,000 tons shipped a year ago. Net sales for the third quarter increased 16 percent to $236,900,000, compared with $204,192,000 last year.

   For the nine months ended March 31, 1995 the Company reported earnings of $37,838,000, compared with $12,568,000 last year. Earnings per share for the period were $1.29, up from $.55 reported last year.
Steel shipments increased 17 percent to 1,755,000 tons, compared with 1,498,000 tons last year. Net sales increased 38 percent to $660,739,000, compared with $478,624,000 in the same period a year ago. Results for the prior year nine month period included only four months of sales and earnings from the Company's American
Steel & Wire subsidiary ("ASW").


Net Sales

   Compared with the prior year, the rise in third quarter net sales reflected a significant increase in average steel selling prices, coupled with a rise in steel shipment levels. Third quarter average rebar/merchant selling prices rose to $324 per ton, compared with $312 in the immediately preceding quarter and $282 in the third quarter last year. Demand for rebar/merchant products remained steady through the third quarter, with the expectation of strong demand in the seasonally stronger fourth quarter.

   Third quarter shipments of the Company's rod & wire products (ASW) increased 25 percent from the prior year to 182,000 tons, while average selling prices rose $6 per ton during the same period. In March, ASW recorded its highest monthly shipment total at 67,000 tons. ASW is currently negotiating model year pricing contracts with its automotive related customer base and expects to realize pricing gains to reflect current market conditions. Continued strength in demand for rod & wire products is expected through the remainder of fiscal
1995 and into fiscal 1996.

   In mid-March, the Company completed the sale of its Mine Roof Support Business to Excel Mining Systems, Inc.
headquartered in Cadiz, Ohio. The Company's overall sales volume is not expected to decline as a result of this sale, as the Company will be the primary steel supplier to Excel.


Cost of Sales

   As a percentage of net sales, cost of sales (other than depreciation and amortization) declined to 82.0% in the third quarter of fiscal 1995, compared with 85.8% in the third quarter last year. This substantial improvement resulted primarily from the increases in overall steel selling prices mentioned above and productivity increases at ASW.

   For the nine months ended March 31, 1995, cost of sales declined to 81.4% compared with 85.8% in the same period last year primarily due to the reasons stated above.

   The Company's third quarter scrap raw material cost of $142 per ton rose $5 from the second quarter level and $7 above the prior year. Scrap market prices have indicated a rising trend heading into the late spring.

   In the third quarter, steel conversion cost at the Company's mini-mills increased approximately $4 per ton compared with last year primarily due to a temporary equipment outage at the Birmingham mill and scheduled maintenance at the Seattle melt shop. During March, the Birmingham facility suffered a transformer failure which disrupted melt shop production for 13 days, though normal operations were restored upon installation of a backup unit. Operations at the Kankakee mill improved significantly during the quarter, as increased production tonnage and efficient operations led to a $5 per ton decline in conversion cost compared with the prior year.

   Raw material billet cost at ASW was $327 per ton in the third quarter, an increase of approximately 1 percent from last year. Upward pressure on billet pricing has emerged recently, as high quality billet producers seek to increase margins on sales of both finished and semi-finished products. Billet cost at ASW is expected to rise modestly during the fourth quarter.
The Company continues to focus on the construction of a state-of-the-art melt shop for ASW that would manufacture a substantial portion of the high quality billets required by ASW. The Company has signed a technical assistance agreement with Sumitomo Metal
Industries for design and engineering assistance in the development of this proposed facility. Design criteria are expected to be completed in June 1995.

   For the third quarter, steel conversion cost at ASW fell approximately 9 percent compared with last year, as significant productivity gains led to a 15 percent increase in finished goods production. Overall production tons-per-hour at ASW in the third quarter improved 12 percent from the prior year level. This productivity gain was primarily attributable to the introduction of the Company's incentive wage system subsequent to the November 1993 acquisition. Conversion cost at ASW may rise modestly in the fourth quarter due to an April equipment outage at Cuyahoga which resulted in 7 days of lost production.

   Depreciation and amortization expense increased to $8,205,000 from $7,878,000 in the third quarter of fiscal 1994, primarily due to the recognition of depreciation on fixed asset additions during fiscal 1994 and fiscal 1995.

   For the nine months ended March 31, 1995, depreciation and amortization expense increased to $24,186,000 from $19,591,000 in the same period of fiscal 1994, primarily due to the reason stated above and the November 1993 acquisition of ASW.


Selling, General and Administrative Expenses ("SG&A")

   Third quarter SG&A increased to $10,857,000 from $9,652,000 reported in the same period last year primarily due to general expense increases. As a percent of net sales, third quarter SG&A were 4.6 percent, compared with 4.7 percent last year.

   For the nine months ended March 31, 1995, SG&A increased to $29,309,000 from $22,997,000 reported in the same period last year primarily due to the full nine month inclusion of ASW's SG&A expenses which were only present for 4 months last year. As a percent of net sales, year-to-date SG&A were 4.4 percent, compared with
4.8 percent last year.


Interest Expense

   Interest expense declined modestly in the third quarter of fiscal 1995 to $2,342,000, compared with $4,089,000 reported last year, primarily due to a 44 percent reduction in the average quarterly debt level since last year, partially offset by higher average interest rates. During the third quarter, the Company capitalized approximately $557,000 in interest related to construction projects, compared with approximately
$534,000 in the same period last year.

   For the nine months ended March 31, 1995, interest expense declined to $6,872,000, compared with $7,898,000 in the prior year essentially due to the reason stated above, partially offset by an increased amount of capitalized interest during the previous year. The
Company capitalized approximately $2,361,000 in interest related to assets under construction in the prior year nine months, compared with approximately $1,329,000 in the current year period.


Income Taxes

   Effective income tax rates for the third quarters of fiscal 1995 and fiscal 1994 were 41.3 percent and 41.8 percent, respectively. For the nine month periods ended
March 31, 1995 and 1994, the effective income tax rate was 41.3 percent.


Liquidity and Capital Resources

Operating Activities:

   For the first nine months of fiscal 1995, cash provided by operating activities rose to $48.4 million, compared with $10.8 million reported last year. The substantial rise in cash flow was essentially due to a three-fold increase in net income combined with an increase in accounts payable, partially offset by increases in operating inventories and other assets.
The increase in accounts payable occurred due to seasonal purchasing factors. Inventory levels rose during the period as the result of (1) Company efforts to restore finished goods inventories to a more desirable level, (2) a rise in overall production tonnage in excess of shipment levels, (3) the acquisition of Port Everglades Steel ("PESCO") and (4) the planned increase to the Seattle mill's billet inventory to facilitate installation of a new melt shop furnace in July 1995.

Investing Activities:

   Net cash used for investing activities in the first nine months of fiscal 1995 was $44.9 million, compared with $37.2 million last year. Fiscal 1995 year-to-date capital expenditures increased to $47.6 million, compared with $27.4 million last year. During March, the Company formally announced its 5-year, $648 million capital development plan to outline the next phase of the Company's growth strategy. Included as a primary project of this plan is ASW's new $112 million bar & rod mill. This state-of-the-art facility, which is scheduled to begin operations in March 1996, will effectively double ASW's productive and shipment capacity to approximately 1.1 million tons of high quality steel products. Also outlined as part of the Company's new capital plan is the construction of a new
1.5 million ton capacity high quality melt shop ($150
million), a baghouse dust recycling project ($10
million), a new merchant rolling mill at Kankakee ($85
million), a new melt shop furnace at Seattle ($20 million) and the upgrade to several of the Company's existing facilities (approximately $125 million).

   Funding for the above mentioned projects is expected to be derived from available cash reserves, net cash flow and/or negotiated short-term or long-term financing arrangements.

   During the second quarter, the Company acquired
PESCO, a rebar distributor located in Ft. Lauderdale, Florida for approximately $11.4 million. PESCO will continue to market the Company's products to steel fabricators.

   In March 1995, the Company sold substantially all the
assets of its Mine Roof Support Business to Excel Mining
Systems, Inc for net cash proceeds of approximately
$15.8 million.  In addition, the Company received
consideration from Excel in the form of a note
receivable, which primarily represents the Company's
gain on the transaction.  The Company will not
recognized the gain associated with this transaction
until final valuation of the note has been determined
and the proceeds are collected.   The Company is also
evaluating the potential sale of this note to interested buyers.

Financing Activities:

   Net cash used in financing activities was $26.2 million through the third quarter of fiscal 1995, compared with cash flow provided by financing activities of $124.3 million last year. Pursuant to its authorized stock repurchase, the Company purchased approximately
$17.6 million (881,000 shares) of its common shares in the open market. Also during the first nine months of fiscal 1995, the Company paid cash dividends of approximately $8.8 million. During the second quarter last year, the Company completed a $130 million private debt placement which was used to fund the cash and debt refinance portions of the ASW acquisition and to pay down the Company's existing short-term debt.

Working Capital:

   Working capital at the end of the third quarter increased to $213.0 million, compared with $213.1 million at the end of fiscal 1994.

Outlook:

   From a long-term perspective, the Company's broad access to capital markets and internal cash flows are expected to provide the capital resources necessary to support increased operating needs and to finance continued growth.

Other Comments

   On April 18, 1995, the Company announced that it had signed a ten-year agreement with Electronic Data
Systems, Inc. (EDS) under which EDS will assume responsibility for managing, developing and integrating all information technology systems for the Company.



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

   On March 26, 1993, an action entitled IMACC
Corporation v. Warburton, et al. was filed in U.S.
District Court for the Northern District of California,
Case No. C93-1114-VRW.  This action was brought by IMACC
Corporation ("IMACC"), the parent of Myers Container
Corporation, the lessee of property immediately adjacent to the BCSC property in Emeryville, California. IMACC has sued BCSC, Judson Steel Corporation (from whom BCSC purchased the property) and several of the individual owners of the property leased by IMACC, under the Comprehensive Environmental Response, Compensation and
Liability Act of 1980 ("CERCLA"), 42 U.S.C. SS9601-9675 and various state law causes of action, alleging that the defendants contributed to environmental contamination on the IMACC property. IMACC subsequently amended its complaint several times, including the addition of a citizens' suit claim under RCRA, 42 U.S.C.
SS6972.

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

   None.


Item 6. Exhibits and Reports on Form 8-K

   No exhibits are required to be filed with this report.

   No reports on Form 8-K are required to be filed with this report.



Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 Birmingham Steel
                                 Corporation



May 15, 1995                     James A. Todd, Jr.
                                 -------------------
                                 James A. Todd, Jr.
                                 Chairman, Chief
                                 Executive Officer




May 15, 1995                     John M. Casey
                                 --------------------
                                 John M. Casey
                                 Vice President,
                                 Chief Financial
                                 Officer