Form 10-K
period 1995-06-30
BIRMINGHAM STEEL CORP
filed 1995-09-29
CIK 779334

SECURITIES AND EXCHANGE COMMISSION
               Washington, D.C. 20549

                     FORM 10-K
      (Mark One)

      (X)  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
      For the fiscal year ended June 30, 1995
                        OR
      ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE
REQUIRED]
      From the transition period from        to
      Commission file number

             BIRMINGHAM STEEL CORPORATION
(Exact Name of Registrant as Specified in its Charter)

            Delaware                     13-3213634
-------------------------------       -----------------
(State or other jurisdiction of       (I.R.S.Employer
incorporation or organization     Identification Number)

1000 Urban Center Drive, Suite 300
Birmingham, Alabama                           35242

(Address of principal executive offices)    (Zip Code)

Registrant's telephone number, including area code
(205) 970-1200

Securities Registered pursuant to Section 12 (b) of the
Act:

                                 Name of Each Exchange
Title of Each Class                on Which Registered
-------------------              ----------------------
Common Stock, par value             New York Stock
$0.01 per share                     Exchange

Securities Registered pursuant to Section 12 (g) of the
Act:

                           NONE
      Indicate by check mark whether the registrant (1)
has filed all reports required to be filed by Section 13
or 15 (d) of the Securities Exchange Act of 1934 during
the preceding 12 months (or for such shorter period that
the registrant was required to file such report), and
(2) has been subject to such filing requirements for the
past 90 days.  Yes X   No
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part
III of this Form 10-K or any amendment to this Form 10-
K.  ( )
      As of August 22, 1995, 28,545,811 shares of Common
Stock of the registrant were outstanding. On such date the aggregate market value of shares (based upon the closing market price of the Company's Common Stock on the New York Stock Exchange on August 22, 1995) held by non-affiliates was $557,815,697. For purposes of this calculation only directors, officers and holders of more than 5% of the Company's Common Stock are deemed to be affiliates.


          DOCUMENTS INCORPORATED BY REFERENCE


      Portions of the registrant's Proxy Statement for the 1995 Annual Meeting of Stockholders dated September
15, 1995 are incorporated herein by reference in response to items 10 through 13 in Part III of this report.


PART I

ITEM 1. BUSINESS

Birmingham Steel Corporation (the "Company") operates four non-union mini-mills located across the United
States that produce primarily steel reinforcing bar
("rebar") and merchant products on a low-cost basis.
The Company also specializes in manufacturing high quality steel rod and wire from semi-finished billets at its American Steel and Wire ("ASW") subsidiary.

The Company, through its Rebar/Merchant Business, produces carbon steel rebar products sold primarily to independent fabricators for use in the construction industry, and merchant products which include rounds, flats, squares, strip, angles and channel which are sold to fabricators, steel service centers and original equipment manufacturers for use in general industrial applications.

In November 1993, the Company acquired American Steel &
Wire Corporation ("ASW") as part of its strategy to diversify the Company's product mix. ASW, the Company's
Rod and Wire Business, converts semi-finished steel billets into high quality steel rod and subsequently transforms a portion of its rod production into finished wire products (approximately 7.0% in fiscal 1995). Steel rod and wire products produced by ASW are sold primarily to customers in the automotive, fastener, welding, appliance and aerospace industries. ASW is also the sole manufacturer of the ultra-high tensile strength specialty wire utilized in the U.S. Government's TOW anti-tank missile guidance system.

The Company's operating strategy with respect to its Rebar/Merchant Business is (i) to improve its position as a low-cost producer through continued operating cost reductions, (ii) to optimize capacity utilization at each of its facilities and (iii) to increase production and sales of higher margin merchant products. The
Company estimates that its mini-mills have annual steel melting capacity of approximately 2.5 million tons and finished product rolling capacity of approximately 2.8 million tons (including high quality rod production).
In fiscal 1995, the Company achieved record steel shipments of 2.375 million tons.

In fiscal 1995, the Company invested approximately $78 million in capital improvements in accordance with the Company's long-standing program of modernizing and upgrading its production facilities. Since July 1984, the Company has invested approximately $405 million for expansion and modernization projects designed to reduce overall per ton manufacturing conversion costs, which the Company defines as production costs excluding the cost of scrap raw material. The Company's average conversion cost per ton in fiscal 1995 was $119, down from a high of $139 in fiscal 1990. The Company believes its conversion costs may be reduced in the future as a result of anticipated improvements in the performance of some newer equipment and optimization of production techniques. Because of its modern production techniques, labor incentives and cost controls, the Company believes that it is one of the most efficient mini-mill producers of rebar and merchant steel products in the United States.

At the onset of the economic recession in fiscal 1990, the Company initiated a program for restructuring its steel-making business and began rationalizing certain unprofitable operations. In fiscal 1991, the Company shut down mini-mill facilities in Emeryville, California and Norfolk, Virginia. The production equipment from these facilities has been employed elsewhere within the Company, or sold as used equipment, primarily to buyers located outside the United States. Despite these shut-downs, the Company's total production capacity of its rebar and merchant steel operations has expanded as a result of strategic acquisitions and equipment enhancements at its other facilities. Furthermore, since 1990, the Company has increased its market share in the rebar and merchant steel markets and lowered its unit production costs.

In November 1993, the Company acquired ASW as part of its strategy to diversify the Company's product mix.
With the acquisition of ASW and its experienced management group, the Company gained immediate entry into the markets for high quality steel products - markets which are very difficult to penetrate as a result of customers' stringent product quality requirements. The Company believes that ASW is the largest producer of high quality rod and wire products in North America. Sales of high quality rod and wire products provide substantially higher margins than the Company's rebar/merchant steel products. Furthermore, the high quality rod and wire market historically has been less subject to new competition because of the significant capital requirements and the quality and process control systems orientation necessary to produce high quality rod and wire. ASW's quality orientation has enabled it to attract customers in markets which previously had been served by foreign suppliers or where customers had been accepting lower quality products.
ASW currently purchases 100% of its high quality semi-finished steel billet requirements from outside sources and management believes that ASW is one of the largest purchasers of billets in the world. In fiscal 1995, ASW shipped approximately 632,000 tons of rod and wire products, compared with 557,000 tons (including 5 months pre-acquisition) last year, an increase of approximately
13% over the prior year period. The Company estimates the current annual capacity of the ASW rod production facilities to be approximately 650,000 tons.

The Company's operating strategy with respect to ASW is to increase its market penetration and profitability by
(i) constructing additional production capacity and increasing rod shipments by as much as 100%, (ii) expanding the product range to include larger diameter rod and (iii) reducing costs through improved sourcing of high quality billets and through the construction and operation of a high quality billet manufacturing facility. The Company has begun construction of a $112 million state-of-the-art bar mill for ASW, scheduled to begin operations in April 1996. Also, the Company recently announced that Memphis, Tennessee will be the site for its new high quality melting facility, construction of which is anticipated for completion in the fourth quarter of fiscal 1997.

With respect to its overall business strategy, the Company continues to review opportunities for the potential acquisition of steel producing assets, the construction of new steel plants and the establishment of a presence in the raw material markets.


Steel Manufacturing

The Company's mini-mill operations melt ferrous scrap to produce a limited range of rebar and merchant steel products. Operations commence with the melting of ferrous scrap in an electric arc furnace. The molten steel is then funneled through a continuous casting device from which it emerges as continuous rectangular strands of steel which are cut into predetermined lengths. These semi-finished steel shapes are referred to as billets. The billets are transferred to a rolling mill where they are reheated, passed through a roughing mill for size reduction, and then rolled into finished reinforcing bars or other steel products. Products emerge from the rolling mill onto a cooling bed where they are cooled uniformly. Most merchant products then pass through state-of-the-art straightening and stacking equipment, with all products then passing through automated bundling equipment prior to customer shipment.
The Company's mini-mills are located in Birmingham, Alabama; Kankakee, Illinois; Jackson, Mississippi; and
Seattle, Washington.  The Company operates its three
Port Everglades Steel Company ("PESCO") distribution facilities in Florida and also warehouses finished steel products at third-party distribution depots which are used to service steel requirements for customers in certain geographic regions. The Company ships finished product from third-party depots located in Livermore and Fontana, California and Baltimore, Maryland.

Steel can be produced at significantly lower costs by mini-mills than by integrated steel operations, which typically process iron ore and other raw materials in blast furnaces to produce steel. Integrated steel mills generally use costlier raw materials, consume more energy, consist of older and less efficient facilities which are more labor-intensive and employ a larger and more highly paid labor force. In general, mini-mills produce a limited line of rebar and merchant products and service geographic markets. Because there are no technological barriers to entry into the industry and a new mini-mill can be constructed in approximately two years, the domestic mini-mill steel industry currently has excess production capacity. This over-capacity, together with competition from foreign producers, has resulted in competitive product pricing and cyclical pressures on industry profit margins. In this environment, efficient production and cost controls are critical to the viability of domestic mini-mill steel producers.

In contrast to the Company's mini-mill operations, the recently acquired ASW subsidiary purchases high quality carbon and alloy semi-finished steel billets from outside sources and converts the billets into a variety of high quality rod and wire products. Purchased billets are inspected for surface defects and, when necessary, conditioned before transfer into the rod mill. Upon entering the rod mill, the billets pass through a computer controlled multi-zone recuperative reheat furnace, where a closely controlled heating process imparts a more uniform grain structure to the steel. The heated billets are then fed into the rolling line, where they pass through roughing, intermediate and no-twist finishing stands during the rod production process. After rolling, the rod is coiled and control cooled. Once the cooling process is complete, the coiled rod passes through inspection stations for metallurgical, surface and diameter checks. Approved coils are compacted and banded and then either shipped to customers or transferred to ASW's wire mill for conversion into wire.

Although ASW has production capabilities to produce rod and wire of virtually all qualities, it has chosen to concentrate on a select number of high quality/high-margin products which include cold heading, cold finishing, cold rolling, welding and high carbon steel grades. ASW's operating strategy is to focus on the U.S. high quality rod and wire markets, which demand exacting metallurgical and size tolerance specifications and defect-free surface qualities. In fiscal 1995, approximately 7.0% of finished rod products were transferred to the wire production facility and converted into smaller-diameter wire through a cold-drawing process. Finished steel rod products are also transferred to the wire mill solely for surface or thermal treatment applications and then shipped to rod customers. The Company operates rod mills in Cleveland, Ohio and Joliet, Illinois. The Company's steel wire production facility is located adjacent to the rod mill in Cleveland. The ASW TOW wire production facility, located in Cleveland, purchases specialty steel rod from a third party. The steel rod is then extensively treated and converted in a multiple drawing process into wire used in the TOW anti-tank missile guidance system.

Sales of high quality rod and wire products provide substantially higher margins than the Company's rebar and merchant steel products. Furthermore, the high quality rod and wire markets have historically been less subject to new competition than markets for lower quality products because of the significant capital requirements and quality systems orientation necessary to produce high quality rod and wire.


Raw Materials and Energy Costs

The principal raw material used in the Company's mini-mills is ferrous scrap generally derived from automobile, industrial and railroad scrap. The market for scrap steel is highly competitive and its price volatility is influenced by periodic shortages, freight costs, speculation by scrap brokers and other conditions largely beyond the control of the Company. The Company purchases its outside scrap requirements from a number of dealers and is not dependent on any single supplier.
In fiscal 1995, scrap costs represented approximately
48% of the Company's total manufacturing costs at its mini-mills.

Within the commodity product ranges dominated by the mini-mill industry, fluctuations in scrap market conditions have an industry-wide impact on manufacturing costs and selling prices of finished goods. During periods of scrap price escalation, the mini-mill industry seeks to maintain profit margins and the Company has generally been able to pass along increased raw material costs to customers. However, temporary reductions in profit margin spreads frequently occur due to a timing lag between the escalation of scrap prices and the effective market acceptance of higher selling prices for finished steel products. Following this delay in margin recovery, steel industry profitability has historically escalated during periods of inflated scrap market pricing. However, there can be no assurance that competitive conditions will permit the Company to pass on scrap cost increases in the future.

The principal raw material for the Company's ASW operations is high quality steel billets. Because of the metallurgical characteristics demanded in ASW's final products, ASW obtains its billets only from those suppliers whose billets can meet the required metallurgical specifications of its customers. ASW manufactures its products from approximately 120 generic grades of billets. To obtain high quality billets needed to provide the sophisticated products that ASW manufactures, a team approach among the suppliers, ASW and customers is required. Typically, the approval process for a particular billet supplier requires six to twelve months. ASW currently purchases from six approved billet suppliers.

During fiscal 1995, ASW acquired approximately 40% of its billets from USS/KOBE Steel Company ("USS/KOBE"), located in Lorain, Ohio. ASW has a supply agreement with Broken Hill Proprietary Company, Limited, located in Australia, which expires on May 31, 1997 and an agreement with QIT-Fer et Titane Inc., located in Montreal, Canada, which expires June 30, 1997. ASW is currently involved in discussions with current and potential billet suppliers regarding its future billet requirements, which are expected to be substantially higher than historical levels due to the new bar mill expansion. Management believes that its current agreements and its relationships with these and other suppliers ensure a supply of steel billets sufficient to meet its anticipated needs. The Company has recently announced its plans to construct a high quality steel-making facility capable of producing approximately 1.0 million tons per year of billets which meet ASW's quality requirements in Memphis, Tennessee.

The Company's mini-mill operations consume large amounts of energy in the form of electricity and natural gas.
The Company purchases its electrical energy from regulated utilities under interruptible service contracts which provide for economical electricity rates. These high volume industrial discount rates are provided in return for the utility's right to periodically interrupt service during peak demand periods. These interruptions are generally limited to several hours and have occurred no more than ten days per year. Since deregulation of the natural gas industry, natural gas requirements generally have been provided through negotiated contract purchases of well-head gas with supplemental transportation through local pipeline distribution networks.

The principal sources of energy for the Company's ASW operations are electricity and natural gas. ASW has supply contracts for electricity and natural gas and believes that adequate supplies of both sources of energy are readily available.


Production Capacity

Mini-Mill Operations. The table below indicates the percentage of capacity at which the Company's rebar/merchant mini-mills operated during the fiscal year ended June 30, 1995. The capacities presented are management's estimates and are based on a normal 168 hour weekly work schedule, an average product mix and include the effects of existing melting or rolling capacity limitations within each operation. Production capacities listed below are estimated year-end capacity levels which in several instances increased substantially during the year due to equipment upgrades and modification. Therefore, capacity utilization percentages may not reflect actual capacity utilized during the year.


                      FY1995
             Annual  Melting   Capacity     Annual   FY1995       Capacity
            Melting   Pro-    Utilization   Rolling  Rolling   Utilization
            Capacity duction  Percentage   Capacity Production Percentage

            (ln thousands of tons)          (in thousands of tons)
Kankakee      750       657         87.6         600         557        92.8
Birmingham    500       377         75.4         500         368        73.6
Jackson       500       354         70.8         400         310        77.5
Seattle       750       487         64.9         600         471        78.5
            -----     -----         ----       -----       -----        ----
            2,500     1,875         75.0       2,100       1,706        81.2
            =====     =====         ====       =====       =====        ====




The Company produces rebar and merchant products at all four of its operating mini-mills. The conversion from production of rebar to merchant products at these four facilities is part of the routine operations of these plants, and no major impediments exist which would preclude changing between product mixes. The Company has installed automated in-line straightening, stacking and bundling equipment at its Jackson, Kankakee and 115
Seattle mills which allows for efficient handling of merchant products.

Rod and Wire Operations. The table below indicates the capacity at which ASW's rod and wire production facilities operated during the fiscal year ended June
30, 1995. The capacities presented are management's estimates and are based on ASW's anticipated staffing levels and an average product mix.

            Annual      Fiscal      Capacity
            Production  1995        Utilization
            Capacity    Production  Percentage
                  (in thousands of tons)

Cuyahoga rod      460         448         97.4
Joliet rod        190         181         95.3
                  ---         ---         ----
    Total rod     650         629         96.8
                  ===         ===         ====
Cuyahoga wire      80          47         58.8
                  ===         ===         ====


Rebar/Merchant Mini-Mill Production Facilities

The Kankakee Facility

The Kankakee facility is located approximately 50 miles south of downtown Chicago and is currently the Company's most modern mini-mill. Since its acquisition in 1984, a comprehensive modernization program costing more than $70 million has provided a new melt shop, continuous caster, modern in-line rolling mill and in-line straightening, stacking and bundling equipment to accelerate the merchant steel marketing program. In
January 1993, the Company completed the upgrade of the facility's existing reheat furnace, increasing its capacity from 70 tons-per-hour to 100 tons-per-hour.

Kankakee enjoys a favorable geographical proximity to the primary rust-belt markets for merchant products.
This freight cost advantage and modernized equipment capability at Kankakee are competitive advantages in the Company's strategy to expand market share in the merchant product sector.

The Company has more than tripled the facility's original melting and rolling capacities to 750,000 tons and 600,000 tons per year, respectively. Additionally, the Company developed an environmentally superior process for scrap handling and storage. These improvements completed an extensive modernization program at the Kankakee facility and concluded the total renovation of all major aspects of this operation.

The Kankakee plant is one of the most modern and operationally efficient mini-mills in the United States.
The mill achieved its conversion cost goal of $100 per ton in May of 1992. Since that time, the mill has recorded conversion costs below the $100 per ton mark on several occasions, with fiscal 1995 averaging $105.
Producing merchant products and rebar, in fiscal 1995 the facility shipped 597,000 tons of steel and produced
2,222 tons per worker-year.

The Birmingham Facility

The Birmingham facility was the first mini-mill built in the United States and was in need of major renovations when acquired in August 1984. Since the acquisition, the facility has undergone a $37 million transformation, outfitting the mill with a new electric arc furnace and sequence casting system in the melt shop, new reheat furnace, finishing stands, cooling bed and product shear in the rolling mill and a new finished goods storage area. The November 1992 installation of an in-line rolling mill, utilizing equipment transferred from the idled mill in Norfolk, Virginia, has transformed the 1950s vintage rolling operation into a modern, efficient mill capable of matching the aggressive manufacturing conversion cost levels achieved at Kankakee.

At fiscal year-end 1995, the mill's annual melting and finished rolling capacities were 500,000 tons and 500,000 tons, respectively. Cost improvements are continually being realized at the Birmingham facility as a result of further capital improvements. In August
1994, the mill began operating a modern finished goods bundling and transfer system, which automated a previously time-consuming, manual process. During fiscal 1995, the mill installed a new 120 ton-per-hour reheat furnace as well as minor refinements to the melt shop which evenly matched the mill's total melting and rolling capacity at 500,000 annual tons.

The Birmingham facility produces primarily rebar, merchant rounds, flats and squares. In fiscal year
1995, the Birmingham facility direct shipped 357,000
tons of steel product and provided inventory for 4,000 tons of steel shipped from the Company's Baltimore depot. The Birmingham mill produced steel at 1,753 tons per worker-year in fiscal 1995.

The Jackson Facility

The acquisition of the Jackson facility in 1985 provided the Company with an efficient, modern mini-mill operation, utilizing in-line rolling mill equipment.
Jackson's efficient operations provided substantial cash flow, assisting the Company's growth strategy with financial resources for selected acquisitions and modernization projects.

When acquired, the Jackson mill's annual melting and rolling capacities were 210,000 tons and 300,000 tons, respectively. Although minor improvements raised the annual melting capacity to 220,000 tons, excess rolling mill capacity necessitated the purchase of semi-finished billets from other Company mills or outside sources. To alleviate the need to purchase billets and significantly reduce the melt shop's conversion costs, construction of a new melt shop was started in fiscal 1992 and was completed in March 1993. This $22 million project increased the mill's melting capacity to 400,000 tons and eliminated the need for outside billet purchases, resulting in significant annual cost savings.

To complement Jackson's modern rolling mill, the Company installed a new reheat furnace, additional finishing stands and automated in-line straightening and stacking equipment (to enhance automated bundling equipment already in place) during 1993 and 1994. The improvements have elevated finished rolling capacity for the mill to 400,000 tons annually.

The Jackson mill produces rebar, merchant rounds, squares, flats, strip and angles. In fiscal 1995, Jackson shipped 302,000 tons of steel product and produced 1,442 tons per worker-year.

The Seattle Facility

The Seattle facility was originally purchased in 1986, providing the Company's entrance into the West Coast steel market. At the time of acquisition, Seattle's melting (Kent, Washington) and rolling facilities
(Ballard, Washington) were nearly 35 miles apart.  The
May 1991 acquisition of the former Seattle Steel, Inc.
assets, allowed the Company to consolidate the majority of operations to the new West Seattle site and double the mill's former capacity. This increased capacity and its low cost hydroelectric power source also facilitated the acceleration of the shut-down of operations in Emeryville, California without abandonment of the Company's customer base in the California and Arizona markets.

Situated adjacent to the Port of Seattle, the West
Seattle operation is the Company's largest mini-mill.
Melting capacity at Seattle recently increased to approximately 750,000 tons upon installation of a new furnace in July 1995 which replaced the mill's two older, less productive furnaces. The facility produces a variety of products including rebar, merchant rounds, angles, channels, squares, flats and strip. The facility also supplies the steel for the Company's western distribution depots.

Soon after the acquisition of the West Seattle operations, the Company began a modernization program which included the installation of a new baghouse, new ladle turret and billet runout table. Construction of the facility's new rolling mill was completed in June
1993. This $50 million rolling mill consists of state-of-the art equipment which replaced two older, less efficient mills which were operating in Ballard and West
Seattle. The new mill generated an approximate 15% increase in finished rolling capacity and a significant reduction in the facility's total workforce. The new rolling mill includes automated in-line straightening, stacking and bundling equipment designed to facilitate
Seattle's rapid expansion in merchant product production. The new additions increased Seattle's finished rolling capacity to approximately 600,000 tons per year.

In fiscal 1995, the Seattle facility direct shipped
416,000 tons of steel, and provided inventory for 54,000 tons of shipments through the West Coast depot locations. The Seattle mill produced steel at 1,452 tons per worker-year in fiscal 1995.

PESCO Facilities

In December 1994, the Company acquired substantially all of the assets of Port Everglades Steel Corporation
("PESCO"), a Florida based steel distributor which operates three facilities in Florida. PESCO obtains the majority of its steel requirements from the Company's
Birmingham and Jackson mini-mills. The Company estimates that PESCO will ship approximately 80,000 tons of steel per year to its customers.

Rod and Wire Production Facilities

In addition to the facilities discussed below, the Company is initiating plans to expand ASW's high quality steel production capabilities. The Company has begun to construct a new $112 million state-of-the-art bar mill, which will increase capacity, accommodate a larger diameter product range, produce a heavier weight coil and increase the Company's market within its existing customer base. The Company has also announced the site to construct a $175 million high quality steel-making facility capable of producing billets which meet ASW's quality requirements.

Cuyahoga Works.  The ASW Cuyahoga Works, located near
Cleveland, includes a rod mill and a wire mill. These assets were purchased from United States Steel
Corporation (now "USX Corporation") in 1986 upon the formation of ASW. The Cuyahoga rod mill consists of a two strand, 25-stand rolling mill with single-line pre-finishers and no-twist finishing. The mill utilizes a Stelmor controlled slow cooling conveyor system, where precise cooling practices provide a metallurgical structure normally imparted only through additional and more costly thermal treatment. Management believes that this capability provides the Company with an important competitive advantage in producing certain of its quality rods.

The Cuyahoga Works rolling mill is able to produce 3,000 pound rod coils in sizes ranging from 7/32" through 9/16" diameter at speeds of up to approximately 14,000 feet per minute. In fiscal 1995, the Cuyahoga rod mill shipped 456,000 tons of finished steel rod.

The Company is considering several capital equipment upgrades at the Cuyahoga rod mill, including the installation of a new reheat furnace which will allow for consumption of larger size billets. The Company also plans other equipment upgrades designed to improve the quality of the finished products. Management estimates that up to $60 million in new capital improvements would be required for these upgrades.

The wire mill, located adjacent to the rod mill at the Cuyahoga Works, serves two functions. Some finished rod is transferred from the ASW rod mills and either converted into high quality wire for sale to customers or processed and shipped to rod customers.

The ability to offer high quality processing of rod to ASW customers' specifications is a service that distinguishes ASW from a number of its competitors.
Such processing includes surface treatment (cleaning and coating), thermal treatment (annealing) and wire drawing. Wire is produced in the wire mill through a cold drawing process which involves reducing the diameter of the steel rod by pulling the rod through dies. Rod to be drawn into wire may be surface or thermal treated before or after drawing. Depending upon the processing required, many wire orders require up to three weeks to complete, while the typical rod coil is manufactured in several hours.

In fiscal 1995, the Cuyahoga wire mill shipped approximately 47,000 tons of wire and approximately
42,000 tons of processed rod. Cold heading and wool-quality wire manufactured by ASW is used by its customers to produce such products as industrial fasteners and brake pad linings, respectively.

Joliet Works. The rod mill at the Joliet Works is dedicated to a more limited product mix of higher - quality steel rod than is produced at the Cuyahoga
Works. The Joliet mill consists of a 19-stand mill and includes a three-zone, top-fired walking beam furnace and no-twist finishing equipment. The Joliet mill uses
4" billets to produce a full range of carbon and alloy steel rods including free-machining and boron grades in cold heading and cold finishing qualities. The mill produces 2,100 pound rod coils in sizes ranging from 23/64" through 15/16" diameter. In fiscal 1995, the Joliet mill shipped 176,000 tons of finished rod and a limited amount of coiled rebar.

As part of the Company's current capital modernization plans, the Joliet operation is scheduled to convert to 100% rebar production (both coiled and straight rebar) during the fiscal 1997-1998 timeframe. When the operation is converted, the mill will be capable of producing approximately 250,000 tons of rebar annually.

TOW Wire Production. ASW operates a facility in Cleveland which produces ultra-high tensile strength specialty wire for use in the U.S. Government's anti-tank missile guidance systems. ASW is the only producer of TOW missile wire. The manufacture of TOW wire is a highly specialized process. The principal raw material is specialty steel rod which is purchased from an outside supplier. The rod is subjected to a series of surface and thermal treatments and drawing operations which take approximately five weeks to complete and which reduce the original .197" diameter rod to .0049" diameter wire. The wire must pass seven U.S.
Government-mandated final inspection tests, including a test assuring tensile strength of 500,000 pounds per square inch. Upon completing successful inspection, the wire is packaged and shipped to one customer which is the exclusive producer of the TOW missile.


Products and Markets

Rebar/Merchant Steel Products

Of the 1,743,000 tons of rebar/merchant steel products shipped from the Company's various locations in fiscal
1995, approximately 62% was rebar and approximately 31% was merchant products. Approximately 7% of the Company's shipments consisted of semi-finished billet sales.

From its seven locations (including distribution depots), the Company has freight-competitive access to most major rebar and merchant markets. The Company's multiple locations have also enhanced flexibility and reliability in meeting the demands of large nationwide rebar fabricators and steel service centers.

The following table presents, for the periods indicated, the percentage of the Company's net sales dollars generated by the Rebar/Merchant Business product class:

                                        Fiscal
                                    -------------
                                    1993 1994 1995
                                    ---- ---- ----
Rebar products                       60%  57%  51%
Merchant products                    19   23   36
Mine roof support
  products (1)                       15   14    9
Semi-finished
  steel billets                       6    6    4
                                    ---- ---- ----
                                    100% 100% 100%
                                    ==== ==== ====

(1) Roof support system products consisted of modified rebar and merchant steel products. The
      Company's Mine Roof Support Products Business was sold in March 1995 (see Item 7 "Management's
      Discussion and Analysis of Financial Condition and Results of Operations").

Rebar Products. The Company produces rebar products at all four of its mini-mills. Rebar is generally sold to fabricators and manufacturers who cut, bend, shape and fabricate the steel to meet engineering, architectural or end product specifications. Rebar is used primarily for strengthening concrete in highway construction, building construction and other construction applications. Unlike certain other manufacturers of rebar the Company does not engage in the rebar fabrication business, which might put the Company into direct competition with its major rebar customers. The
Company instead focuses its marketing efforts on independent rebar fabricators and steel service centers.

Rebar is a commodity steel product, making price the primary competitive factor. As a result, freight costs limit rebar competition from non-regional producers, and rebar deliveries are generally concentrated within a 700 mile radius of the mill. Except in unusual circumstances, the customer's delivery expense is limited to freight from the nearest mini-mill and any incremental freight charges from a more remote source must be absorbed by the supplier.

Rebar is consumed in a wide variety of end uses, divided into roughly equal portions between private sector applications and public works projects. Private sector applications include commercial and industrial buildings, construction of apartments and hotels, utility construction, agricultural uses and various maintenance and repair applications. Public works projects include construction of highways and streets, public buildings, water treatment facilities and other projects. Although demand has demonstrated a recent resurgence, the prevailing level of commercial construction declined substantially in recent years due to the absence of real estate development financing, the surplus of office space and the effects of a protracted economic decline. Also, public expenditures on infrastructure projects were expected to increase with funding from the Surface Transportation Act of 1991, though continued debate in the U.S. Senate and House of Representatives on the issue of releasing funds has diminished the prospects for a significant increase in public works expenditures.

The following data, reported by the Concrete Reinforcing
Steel Institute (a rebar fabricators' trade association), depict apparent rebar consumption in the United States from 1980 through 1994. The table also includes rebar shipments by the Company and its approximate market share percentage for the periods indicated.


                     Rebar      Company  Approximate
                  Consumption  Shipments   Market
Calendar Year      (in tons)   (in tons)   Share
-------------     -----------  --------  -----------
1980              4,638,000         *     * %
1981              4,287,000         *     *
1982              4,007,000         *     *
1983              4,330,000         *     *
1984              4,916,000         *     *
1985              4,775,000         *     *
1986              4,787,000         *     *
1987              5,301,000         *     *
1988              5,416,000    808,000    14.9
1989              5,213,000    972,000    18.6
1990              5,386,000    972,000    18.0
1991              4,779,000    945,000    19.8
1992              4,764,000  1,060,000    22.3
1993              5,051,000  1,181,000    23.4
1994(est)         5,409,000  1,188,000    22.0

* Prior to the formation of the Company or otherwise not available from the Company's records.


The Company's rebar operations are subject to a period of moderately reduced sales in November and December, when severe weather and the holiday season impact the construction market demand for rebar.

Merchant Products.    The Company produces merchant
products at all four of its mini-mills. Merchant products consist of rounds, squares, flats, strip, angles and channel. Merchant products are generally sold to fabricators, steel service centers, and manufacturers who cut, bend, shape and fabricate the steel to meet engineering or end product specifications.
Merchant products are used to manufacture a wide variety of products, including gratings, steel floor and roof joists, safety walkways, ornamental furniture, stair railings and farm equipment.

Merchant products typically require more specialized processing and handling, including straightening, stacking and specialized bundling. Because of the greater variety of shapes and sizes, merchant products are typically produced in shorter production runs, necessitating more frequent changeovers in rolling mill equipment. Merchant products command higher prices and produce higher profit margins than rebar products.

The Company has installed modern straightening, stacking and bundling equipment at its mills in Kankakee, Jackson and Seattle and automated bundling equipment in Birmingham, which has helped strengthen its competitiveness in merchant markets in the South, Midwest and West Coast. The renovation of the Seattle rolling mill included state-of-the-art equipment to produce and handle merchant products, which management believes will further increase the Company's access to West Coast markets on a competitive basis.

The following data reported by the American Iron and Steel Institute depict apparent consumption of merchant products in the United States from 1980 through 1994.
The table also includes merchant product shipments by the Company and its approximate market share percentage for the periods indicated.

                  Merchant
                  Product       Company  Approximate
                  Consumption  Shipments   Market
Calendar Year      (in tons)   (in tons)   Share
-------------     -----------  --------  -----------
1980              7,313,000         *           *  %
1981              8,898,000         *           *
1982              6,141,000         *           *
1983              6,633,000         *           *
1984              8,085,000         *           *
1985              7,743,000         *           *
1986              7,256,000         *           *
1987              7,911,000         *           *
1988              8,546,000       264,000       3.1
1989              8,398,000       272,000       3.2
1990              8,379,000       306,000       3.7
1991              7,045,000       287,000       4.1
1992              7,504,000       330,000       4.4
1993              8,445,000       395,000       4.6
1994(est)         9,400,000       484,000       5.1

*Prior to the formation of the Company or otherwise not available from the Company's records.


Rod and Wire Products

The Company's Rod and Wire Business (ASW) markets high-quality steel rod and wire to customers in the automotive, agricultural, industrial fastener, welding, appliance and aerospace industries. Approximately 54% of ASW's shipments are cold heating quality steel rod.
Cold finish bar product and welding wire products each represent approximately 15% of ASW's shipments. The remaining approximately 16% of its shipments include other wire and quality rod products. Approximately 70% of ASW's sales are to customers serving the original equipment and after market segments of the automotive industry. No single customer accounted for more than 10% of ASW's net sales during fiscal 1995.

The following table presents, for the periods indicated, the percentage of ASW's net sales dollars by principal product categories:

                               Fiscal
                        --------------------
                        1993    1994    1995
                        ----    ----    ----
Steel rod               86.4%   87.4%   89.2%
Wire                    11.9    11.4    10.0
Tow wire                 1.7     1.2     0.8
                        ----    ----    ----
                        100%    100%    100%
                        ====    ====    ====


Currently, ASW produces steel rods in sizes ranging from 7/32" to 15/16" in diameter and in a wide variety of alloy and carbon grades, though upon completion of ASW's new bar mill in April 1996, bar and rod sizes up to 1
5/8" in diameter are expected to be available. ASW's wire mill produces wool wire and cold heading quality products in a variety of carbon and alloy grades in sizes from .120" through .820" in diameter.

End-uses of ASW's rod products include the manufacture of electric motor shafts, engine bolts, lock hasps, phillips head screws, pocket wrenches, seat belt bolts, springs, cable wire, chain, tire bead and welding wire.
Steel wire produced by ASW is used by customers to produce steel wool pads, brake pads, golf spikes and fasteners such as bolts, rivets, screws, studs and nuts.
ASW's TOW wire products are used exclusively in the defense industry to produce guidance systems for the TOW anti-tank missile.

Because of the nature of the end-uses, ASW's products must meet exacting metallurgical and size tolerance specifications and defect-free surface characteristics.
ASW's marketing and sales activities emphasize its ability to meet or exceed customers' requirements for high quality steel rod and wire manufactured to close tolerances and exacting surface characteristics.

ASW's pricing policy is a combination of market driven and cost driven pricing depending on the market served and supply and demand dynamics. Typically, market pricing prevails for most customers that rely on market competition to determine price. The major exception to this has been automotive related model year pricing which fixes a twelve month price (generally beginning
August 1). This allows suppliers to deal with automotive industry requirements for twelve months fixed pricing.

The following data, reported by the WEFA Group and based
on data from the American Iron and Steel Institute,
depict apparent consumption of carbon and alloy rod and
wire products in the United States from 1980 through
1994 (in tons).
                                          Total
Calendar    Rod          Wire            Rod & Wire
Year        Consumption  Consumption     Consumption
----------  -----------  -----------     -----------
1980        3,300,000    2,400,000         5,700,000
1981        3,800,000    2,500,000         6,300,000
1982        3,300,000    1,900,000         5,200,000
1983        4,000,000    2,200,000         6,200,000
1984        4,700,000    2,400,000         7,100,000
1985        4,400,000    2,200,000         6,600,000
1986        4,800,000    2,100,000         6,900,000
1987        5,300,000    2,100,000         7,400,000
1988        5,500,000    1,600,000         7,100,000
1989        5,200,000    1,500,000         6,700,000
1990        5,200,000    1,300,000         6,500,000
1991        5,000,000    1,200,000         6,200,000
1992        5,400,000    1,300,000         6,700,000
1993        6,100,000    1,200,000         7,300,000
1994        6,400,000    1,200,000         7,600,000


Management estimates that the high quality segment of the rod and wire market represents approximately 48% of rod market demand in the U.S. ASW's strategy has been to serve this approximately 3.5 million ton per year high quality segment, which has been largely neglected by the major integrated steel producers because of its relatively small size in comparison with the demand for flat rolled steel products. In addition, mini-mills have generally been unable to provide the quality required by the consumers of high quality rod and wire.

In calendar 1994, ASW shipped approximately 579,000 tons of rod and wire to trade customers, which represented approximately 16% of the estimated high quality rod and wire products consumed in the U.S. during that year.
Management estimates that ASW's shipments presently account for approximately 8% of the U.S. consumption of all carbon and alloy wire products.

ASW has adopted a Total Quality System ("TQS") designed to achieve complete customer satisfaction. TQS establishes performance standards intended to ensure that ASW uses customer value teams and involves individuals from every functional area of ASW who identify and seek to satisfy customers' needs through frequent customer contact. ASW's experienced sales force and skilled technical engineers regularly identify customer requirements, assist in developing product specifications, coordinate delivery schedules and provide responsive ongoing customer support.

Steel Rod Products. The following is a summary of the principal rod product qualities manufactured by ASW.

Cold heading quality (CHQ) - ASW produces CHQ steel rod in a wide range of carbon and alloy grades. CHQ is specified for the manufacture of wire used for parts requiring severe deformation or upsetting. Examples of such parts include seat belt bolts, lug nuts, engine bolts and lock nuts used in automotive applications as well as slotted and phillips head screws for the appliance industry. CHQ products account for approximately 54% of ASW's annual shipments.

Cold finish quality (CFQ) - ASW's CFQ steel rod is intended for the manufacture of cold drawn bars and is generally produced with additives such as lead or selenium to enhance machinability. CFQ is specified for the manufacture of parts such as shock absorber rods, electric motor shafts, bearings, socket wrenches, screw driver shafts and drill bits.

Cold rolling quality (CRQ) - ASW produces CRQ steel rod in a wide range of carbon and alloy grades. CRQ is specified for the manufacture of wire used for a variety of shaped wires including square, oval, half-round and half-oval. Intricately shaped parts, such as the center support section for steering wheels and the regulator spring used to lower and raise automobile power windows, are typical examples of products incorporating wire made from CRQ.

Welding quality (WQ) - ASW's WQ steel rod is produced in a wide variety of specialized carbon and alloy chemistries in order to match the characteristics of the materials being joined. WQ is intended for the production of wire for gas, electric arc, submerged arc and inert gas welding applications.

High carbon quality (HCQ) - HCQ steel rod is produced in a variety of carbon and alloy grades. HCQ is specified for the manufacture of wire used for parts requiring high-tensile strength or resiliency. Typical examples of such parts are overhead garage door springs, lock washers, upholstery springs, tire bead and wire rope.

Wire Products. ASW produces cold heading quality wire in a full range of carbon and a variety of alloy grades in sizes ranging from .120" to .820" in diameter.
Direct-drawn wire is supplied to customers desiring wire with the physical properties of rod except for the surface treatment and close diameter tolerance. Cold heading wire is primarily supplied to fastener manufacturers.

ASW produces wool quality wire utilizing special wire drawing practices which ensure a consistent, high quality product. Customers shave ASW's wire to manufacture steel wool. The steel wool is then used to produce items such as soap pads, furniture finishing pads and steel fibers for automotive brake linings, which are currently being used to replace asbestos brake linings. Management estimates that the newer application of steel wool for brake linings, brought about by new regulatory measures, has increased the demand market for wool quality wire to an estimated
36,000 tons per year.

TOW Wire. TOW wire is an ultra-high tensile strength product utilized in the TOW anti-tank missile system, a defense weapon which has been in use since 1967. ASW is currently the only supplier of TOW wire, which is extremely ductile, measures .0049" in diameter and has a tensile strength of 500,000 pounds per square inch.
Each TOW missile carries two wire bobbins, each containing nearly three miles of wire.


Competition

Price sensitivity in markets for the Company's products is driven by competitive factors and the cost of steel production. The geographic marketing areas for the Company's products are similar.

Rebar and Merchant Steel Products. Because rebar and merchant products are commodity products, the major factors governing the sale of rebar and merchant products are manufacturing cost, competitive pricing, inventory availability, facility location and service.
The Company competes in the rebar and merchant product markets primarily with numerous regional domestic mini-mill companies.

Rod and Wire Products. ASW's major competitors are divisions of domestic and foreign integrated steel companies and domestic mini-mill companies. ASW competes primarily in the high quality end of the rod and wire markets and believes this specialization gives it a distinct advantage over many of its domestic competitors.

Although price is an important competitive factor in ASW's business, particularly during recessionary times, ASW believes that its sales are principally dependent upon product quality, on-time delivery and customer service. ASW's marketing and sales activities emphasize its ability to meet or exceed customers' requirements for high quality steel rod and wire manufactured to close tolerances and exacting surface characteristics.
These markets constitute a relatively small percentage of total domestic steel consumption, and therefore some domestic integrated mills have exited this business or given it a low priority. Additionally, mini-mills are generally unable to produce steel of sufficient quality and metallurgical characteristics to produce rod and wire comparable in quality to that manufactured by ASW.

Foreign Competition.  In recent years, a declining U.S.
dollar, increased efficiency in the U.S. steel industry and voluntary restraint agreements with foreign steel producers have improved the competitive position of U.S.
steel producers.  Prior to that time, a strong U.S.
dollar and foreign government subsidies resulted in the import of substantial quantities of steel into the United States at competitive prices. Foreign steel is a competitive factor on a sporadic basis in California, Texas, Florida and the northeastern United States, where the market for rebar is adequate to support investments in warehousing and service facilities. Federal legislation currently prohibits the use of foreign steel in federally funded highway construction. However, it is anticipated that the recent enactment of the North
American Free Trade Agreement will result in the use of Canadian and Mexican steel in federally funded highway construction projects.

Based on data provided by the American Iron and Steel
Institute, management believes that foreign integrated steel producers currently account for approximately 25% of sales in the U.S. rod and wire markets. The Company believes that a significant portion of U.S. imports in the high quality rod and wire markets come from Japan.
Changes in currency exchange rates can impact the competitive position of foreign integrated steel producers. While the Company believes that foreign competition does not currently have a material adverse effect upon the Company's operations, there can be no assurance that such competition will not have a material adverse effect in the future.


Employees

Rebar/Merchant Mini-Mill Facilities.  As of June 30,
1995, the Company employed 1,081 people at its mini-mill operations. The Company estimates that approximately
30% of its current employee compensation at its mini-mills is earned on an incentive basis linked to production. The percentage of incentive pay varies from mill to mill based upon operating efficiencies. During fiscal 1995, hourly employee costs at these facilities were approximately $28 per hour, including overtime and fringe benefits, which was competitive with other mini-mills. The Company's mini-mill facilities are not unionized. The Company has never experienced a strike or other work stoppage at its steel mills and management believes that employee relations are currently good.

Rod and Wire Production Facilities.  As of June 30,
1995, the Company's ASW subsidiary employed 329 persons at its Cuyahoga and Joliet rod mills and 99 people at the Cuyahoga wire mill. The 91 production and maintenance employees at the Joliet Works have been represented by United Steelworkers of America since
1986, and are parties to a collective bargaining contract which expires in June 2000. Former bargaining unit employees at the Joliet facility are eligible to receive pension and health care benefits from USX.
During fiscal 1995, hourly employee costs at these facilities were approximately $22 per hour, including overtime and fringe benefits. ASW considers its labor relations with its employees to be good. As of June 30, 1995, 19 people were employed at the ASW TOW wire production facility.

Corporate and Administrative Personnel.  As of June 30,
1995, 67 people were employed at the Company's corporate office headquarters located in Birmingham and 85 people were employed at ASW's administrative office in Cleveland.


Environmental and Regulatory Matters

The Company is subject to federal, state and local environmental laws and regulations concerning, among other matters, waste water effluent, air emissions and furnace dust disposal. As these regulations increase in complexity and scope, environmental considerations will play an increasingly important role in planning, daily operations and expenses.

The Company operates engineering/environmental services departments and has environmental coordinators at its facilities to maintain compliance with applicable laws and regulations. These personnel are responsible for identifying and, if necessary, recording any potential environmental liabilities. The Company believes it is currently in compliance with all known material and applicable environmental regulations, other than as discussed below. Changes in federal or state regulations or a discovery of unknown conditions could require additional substantial expenditures by the Company.

Mini-Mill Operations. The Company's mini-mills are classified as generating hazardous waste because they produce and collect certain types of dust containing lead and cadmium. The Company currently collects and disposes of such wastes at approved recycling sites through contracts with approved waste recycling firms.
The Company is planning to construct a new hazardous waste disposal plant (in the fiscal 1996-1997 timeframe) at one of its mini-mills that will process the Company's hazardous waste dust into marketable materials.

In August 1987, the Virginia Department of Waste
Management advised the Company of a hazardous waste condition relating to the disposal of hazardous furnace dust at the Company's idled Norfolk facility by the former owners during 1983 and 1984. Based upon the Company's prior experience in correcting similar environmental conditions, it does not expect the costs of corrective action with respect to the hazardous waste condition will exceed the reserves established in previous years.

By letter dated October 20, 1992, the Department of
Toxic Substances Control of the Environmental Protection
Agency of the State of California ("DTSC ") submitted to Barbary Coast Steel Corporation ("BCSC"), a wholly owned subsidiary of the Company, for its review and comment a proposed Consent Order relating to BCSC's idled steel facility at Emeryville, California. BCSC and DTSC executed the terms of a Consent Order on March 22, 1993 and, pursuant to the Consent Order, BCSC has completed an environmental assessment of the site and has nearly completed the remediation of the property. DTSC has approved the work plan. The Company believes that, in connection with the January 1991 closure of the Emeryville mill, it made adequate provisions in its financial statements for the cost of remediating the site.

Substantially all capital expenditures, both expansions and refurbishment, in connection with mini-mill facilities routinely include elements relating to environmental control. Additionally, the Company is proactively re-designing its scrap yards in anticipation of future environmental standards which may be invoked.
In Kankakee, for example, the scrap yard has been built to help prevent contaminants in the scrap from escaping in the storm water runoff. The Company has begun similar environmentally secure designs at its other scrap yards at Jackson, Mississippi and West Seattle, Washington.

Rod and Wire Operations. At its Joliet and Cuyahoga facilities, ASW has developed systems to ensure compliance with water discharge permits and timely filing of monthly operating reports. ASW has succeeded in substantially reducing wastewater discharged into the waters of the United States in the last three years.
ASW has applications pending for, and has received, the appropriate permits for all relevant air pollution sources at all of its facilities. ASW does not expect the Clean Air Act regulations to materially affect its operations beyond more stringent permitting and sampling requirements. ASW manages its hazardous wastes by contracting with reputable transport and disposal companies to properly treat, dispose of, and, wherever possible, recycle hazardous wastes generated from ASW's operations.

All three of ASW's facilities were acquired pursuant to an Asset Sales Agreement dated May 19, 1986 (the
"Agreement''), by and between ASW and USX Corporation
(formerly United States Steel Corporation) ("USX").
Pursuant to the Agreement, ASW is indemnified by USX for Certain claims, if any, which may be asserted against ASW under the Resource Conservation and Recovery Act Of
1976, as amended, 42 U.S.C. Subsection 6901, et seq., and the Comprehensive Environmental Response
Compensation and Liability Act of 1980, as amended,42
U.S.C. Sub-section 9601, et. seg., or which may be asserted under similar federal or state statutes or regulations, which arise out of USX's actions on or prior to June 30, 1986, the date on which ASW acquired these facilities. To date, no such claims have been asserted against ASW. Any potential environmental liabilities identified by ASW to date have not materially affected, and, based on current information, are not expected to materially affect, its operations and/or may be subject to indemnification by USX as described above.

Pursuant to General Instruction G(3) to Form 10-K, information regarding the executive officers of the Company called for by Item 401(b) of Regulation S-K is hereby included in Part I of this report.

The following table sets forth the name of each executive officer of the Company, the offices held, and the ages (as of August 1995) of such officers.


     Name               Age   Office Held
---------------------   ----  -------------------
James A. Todd, Jr.      67    Chairman of the Board and
                              Chief Executive Officer

Paul H. Ekberg          58    Vice Chairman -
                              Chief Operating Officer

Thomas N. Tyrrell       50    Vice Chairman- Chief
                              Administrative Officer

John M. Casey           47    Executive Vice President-
                              Chief Financial Officer

William R. Lucas        39    Executive Vice President
                              and General Counsel


James A. Todd, Jr. was elected Chairman of the Board and
Chief Executive Officer in July 1991. Mr. Todd served as the Company's President and Chief Executive Officer from August 1984 to July 1991. From 1977 to 1983, he was President of United Affiliates Corporation, a subsidiary of The United Company. From May 1980 to
August 1984, he was Chairman of the Board and Chief
Executive Officer of Birmingham Bolt Company. Mr. Todd is also a director of Cyprus Amax Minerals Company.

Paul H. Ekberg has been Vice Chairman of the Board since
July 1994 and was President of the Company from July
1991 to July 1994.  Mr. Ekberg joined the Company in
July 1991 as President and Chief Operating Officer. He was elected to the Company's Board of Directors in July
1992. Prior to joining the Company, Mr. Ekberg served as President and Chief Executive Officer of Shane Steel
Processing and IMT (which are members of the Sudbury
Inc. Group) from 1987 to 1991 and served as President and Chief Executive Officer of Production Experts from
1986 to 1987.

Thomas N. Tyrrell has been Vice Chairman of the Board since July 1994, and Chief Executive Officer of American
Steel & Wire Corporation, a company which manufacturers high quality rod and wire and was acquired in November
1993 by the Company, since 1986. He served as President and Chief Executive Officer of American Steel & Wire
Corporation from 1986 to July 1994.

John M. Casey was appointed Executive Vice
President/Chief Financial Officer in October 1994.
Prior to joining the Company, Mr. Casey served as Executive Vice President and Chief Financial Officer of
Safeskin Corporation and as Treasurer of Spiegel, Inc.

Willian R. Lucas, Jr. joined the Company in July 1995 as
Executive Vice President and General Counsel. Prior to joining the Company, Mr. Lucas was a founding partner of the Birmingham, Alabama based law firm Lightfoot, Franklin, White & Lucas, where he most recently served as managing partner.


ITEM 2.  PROPERTIES

The following table lists the Company's real property and production facilities.

                                SQUARE    OWNED OR
LOCATION                        FOOTAGE    LEASED
-----------                     -------   --------
Corporate Headquarters:
  Birmingham, Alabama            32,851   Leased

Steel Mini-Mills:
  Birmingham, Alabama           153,295   Owned  (1)
  Jackson, Mississippi          206,150   Owned  (1)
  Kankakee, Illinois            330,000   Owned
  Ballard, Washington           318,000   Owned  (2)
  Seattle, Washington           792,000   Owned  (3)
  West Seattle, Washington      798,000   Owned
  Emeryville, California          1,000   Owned  (4)
  Norfolk, Virginia             160,000   Owned  (5)

American Steel & Wire:
  Cuyahoga Heights, Ohio      1,760,853   Owned
  Joliet, Illinois              528,506   Owned
  Cleveland, Ohio (TOW)          41,266   Owned

PESCO Facility:
  Ft. Lauderdale, FL            175,000   Leased

(1) Portions of equipment that were financed by industrial revenue bonds and the land upon which such equipment is located are leased pursuant to the terms of such bonds.

(2) The Company is currently undertaking efforts to sell the Ballard real property.

(3) This property is a terminal port facility acquired from the Port of Seattle in exchange for the Company's
Kent, Washington property and other considerations.

(4)  The Company closed this operation in January 1991.
The Company is currently undertaking efforts to sell the real property.

(5)  The Company closed this operation in May 1991.  The
Company is currently undertaking efforts to sell the real property.


Legal Proceedings

The Company is involved in litigation relating to claims arising out of its operations in the normal course of business. Such claims against the Company are generally covered by insurance. It is the opinion of management that any uninsured or unindemnified liability resulting from existing litigation would not have a material adverse effect on the Company's business, its financial position, liquidity or results of operations. There can be no assurance that insurance, including product liability insurance, will be available in the future at reasonable rates.

On March 26, 1993, an action entitled IMACC Corporation
v. Warburton. et al. was filed in the U.S. District
Court for the Northern District of California, Case No.
C93-1114-VRW against Barbary Coast Steel Corporation
("BCSC"), a wholly owned subsidiary of the Company. This lawsuit was brought by IMACC Corporation ("IMACC"), the parent of Myers Container Corporation, the lessee of property immediately adjacent to the Company's Barbary
Coast property in Emeryville, California. IMACC has sued
BCSC, Judson Steel Corporation (from whom BCSC purchased the property) and several of the individual owners of the property leased by IMACC, under the Comprehensive
Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"), 42 U.5.C. SS 9601 -9675 and various state law causes of action, alleging that the Defendants contributed to environmental contamination on the IMACC property. IMACC subsequently amended its complaint several times, including the addition of a citizens' suit claim under RCRA, 42 U.S.C. SS 6972.

BCSC has interposed numerous affirmative defenses to IMACC's claims, and additionally has counterclaimed against IMACC alleging that IMACC has contaminated the BCSC property, and cross-claimed against Judson Steel
Corporation and its corporate parent, alleging that they must indemnify BCSC for any monies due to IMACC. Other parties in the case have brought additional counterclaims and cross-claims against each other, BCSC, and third parties, including Kaiser Steel Resources. The parties have exchanged voluminous documents and lists of potential witnesses pursuant to the Court's Case
Management Program.

IMACC has alleged current and prospective damages, excluding attorneys' fees, of between $1,000,000 and $4,700,000. BCSC and several co-defendants successfully moved for dismissal of IMACC's RCRA claims, effectively eliminating liability for IMACC's attorneys fees.
Preliminary results of soil and water testing near the IMACC-BCSC boundary indicate that contaminants found on the IMACC site cannot be attributed to operations conducted on the BCSC site. All discovery except expert witness depositions must be completed by May 1, 1996.
The Company believes that there is little, if any, factual basis for IMACC's claims; the Company further believes that most, if not all, of any liability imposed upon it may be recovered from other parties to the litigation through its claims of indemnity. Trial is presently set for October 7, 1996.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
HOLDERS.

Not Applicable


                         PART II

ITEM 5.  MARKET FOR REGISTRANTS COMMON STOCK AND RELATED
STOCKHOLDER MATTERS

The Company's Common Stock, par value $.01 per share
(the "Common Stock"), is traded on the New York Stock
Exchange under the symbol BIR.

The table below sets forth for the two fiscal years ended June 30, 1995 and 1994, the high and low prices of the Company's Common Stock based upon the high and low sales prices of the Common Stock as reported on the New
York Stock Exchange Composite Tape.

                                     High        Low
                                    ------      ------
Fiscal Year Ended June 30, 1995
  First Quarter                     $28.75      $23.75
  Second Quarter                     27.13       19.13
  Third Quarter                      22.00       17.75
  Fourth Quarter                     21.13       17.88

Fiscal Year Ended June 30, 1994
  First Quarter                     $26.50      $20.75
  Second Quarter                     27.75       22.00
  Third Quarter                      32.63       25.00
  Fourth Quarter                     32.13       25.75

The last sale price of the Common Stock as reported on the New York Stock Exchange on August 22, 1995 was
$20.25, As of August 22, 1995, there were 1,650 holders of record of the Common Stock. The Company's registrar and transfer agent is First Union National Bank of North
Carolina.

The ability of the Company to pay dividends in the future will be dependent upon general business conditions, earnings, capital requirements, funds legally available for such dividends, contractual provisions of debt agreements and other relevant factors
(see "Selected Financial Data" for information concerning dividends paid by the Company during the past five fiscal years).



ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA
(in thousands, except per share data)

                                          For the Years Ended June 30,
                              -------------------------------------------------
                                1995     1994(1)    1993      1992      1991
                              --------- --------- --------- -------- ---------
STATEMENT OF INCOME DATA:

Net sales                     $885,553  $702,893  $442,326  $417,655 $407,666

Cost of sales:
  Other than depreciation
    and amortization           723,558   599,154   374,846   341,826  347,491
  Depreciation and
    amortization                32,310    27,671    18,036    16,804   14,449
                              --------  --------  --------  -------- --------
Gross profit                   129,685    76,068    49,444    59,025   45,726

Provision for loss on
  disposition of property,
  plant and equipment and
  suspended operations           1,337         -     2,272         -   15,678(2)
Selling, general and
  administrative                43,149    33,847    24,008    21,861   22,427
Interest                         8,889    11,061     3,084(3)  9,154    7,343
                              --------  --------   -------   -------  -------
                                76,310    31,160    20,080    28,010      278

Other income, net                9,443     4,689     1,222     2,402    1,111
                              --------  --------   -------   -------   ------

Income before income taxes
  and cumulative effect of
  a change in accounting
  principle                     85,753    35,849    21,302    30,412    1,389

Provision for income taxes      35,104    14,603     8,517    11,605    1,123
                              --------   -------   -------   -------   ------

Income before cumulative
  effect of a change in
  accounting principle          50,649    21,246    12,785    18,807      266

Cumulative effect, as of
  July 1, 1993, of a change
  in the method of accounting
  for income taxes                   -       380         -         -        -
                              --------   -------   -------   -------   -------

Net income                    $ 50,649   $21,626   $12,785   $18,807   $   266
                              ========   =======   =======   =======   =======
Earnings per share:

Income before cumulative
  effect of a change in
  accounting principle        $   1.74    $ 0.86   $  0.60   $  1.05   $  0.02

Cumulative effect, as of
  July 1, 1993, of a change
  in the method of accounting
  for income taxes                   -      0.02         -         -         -
                              --------   -------   -------   -------   -------
Net income                    $   1.74   $  0.88   $  0.60   $  1.05   $  0.02
                              ========   =======   =======   =======   =======

Dividends declared per share  $   0.40   $  0.40   $  0.37   $  0.33   $  0.33
                              ========   =======   =======   =======   =======


                                                June 30,
                              -------------------------------------------------
                                1995       1994       1993     1992     1991
                              --------   --------   -------- --------  ------

BALANCE SHEET DATA:

Working capital               $206,901   $213,075   $ 33,131 $ 74,428  $ 35,543
Total assets                   756,804    689,878    456,042  388,028   346,020
Long-term debt less
  current portion              142,500    142,500     90,095   93,728    98,363
Stockholders' equity           459,719    439,049    223,421  214,481   134,779

<F1>
(1) Includes the results of operations of American Steel and Wire Corporation beginning December 1, 1993.

<F2>
(2) Amounts are related to the suspension of steel and scrap operations at Emeryville, California; Kent, Washington; Norfolk, Virginia; and Prichard, Alabama.

<F3>
(3) During fiscal 1993, the Company incurred $8,682,000 of interest and capitalized $5,598,000 of interest related to assets under construction.



SELECTED QUARTERLY FINANCIAL DATA
(Unaudited)
(In thousands, except per share data)


                                            1995 Quarters
                          -------------------------------------------------
                               First      Second      Third       Fourth
                             --------    --------    --------    --------
Net sales                     $220,601    $203,238    $236,900    $224,814

Gross profit                  $ 32,294    $ 31,975    $ 34,509    $ 30,907

Net income                    $ 12,205    $ 12,369    $ 13,264    $ 12,811

Weighted average shares
   outstanding                  29,404      29,450      29,283      28,506

Earnings per share            $   0.42    $   0.42    $   0.45    $   0.45

Cash dividends declared
  per share                   $   0.10    $   0.10    $   0.10    $   0.10

Price range of common stock
  High                        $  28.75    $  27.13    $  22.00    $  21.13
  Low                         $  23.75    $  19.13    $  17.75    $  17.88


                                            1994 Quarters
                          -------------------------------------------------
                               First      Second(1)    Third      Fourth
                             --------    --------    --------    --------
Net sales                     $127,630    $146,802    $204,192    $224,269

Gross profit                  $ 12,219    $ 15,105    $ 21,201    $ 27,543

Net income                    $  3,686    $  3,764    $  5,118    $  9,058

Weighted average shares
   outstanding                  21,410      22,296      25,399      29,342

Earnings per share            $   0.17    $   0.17    $   0.20    $   0.31

Cash dividends declared
  per share                   $   0.10    $   0.10    $   0.10    $   0.10

Price range of common stock
  High                        $  26.50    $  27.75    $  32.63    $  32.13
  Low                         $  20.75    $  22.00    $  25.00    $  25.75

<F1>
(1) Includes the results of operations of American Steel and Wire Corporation beginning December 1, 1993.




ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

In fiscal 1995, Birmingham Steel Corporation experienced a 134 percent increase in net income over the prior year, primarily as the result of the full year inclusion of financial results of American Steel & Wire
Corporation (ASW), higher average steel selling prices and increased steel shipment volumes, partially offset by elevated scrap raw material costs.

The following table sets forth, for the years indicated, selected items in the consolidated statements of income as a percentage of net sales and the amount of steel shipments in tons.


                                          For the Years Ended June 30,
                                          ----------------------------
                                          1995      1994      1993
                                          ----------------------------
Net sales                                 100%      100%      100%
Cost of sales:
  Other than depreciation and
   amortization                           81.7      85.2      84.7
  Depreciation and amortization            3.6       3.9       4.1
Provision for loss on disposition
 of property, plant and equipment          0.2         -       0.5
Selling,general & administrative           4.9       4.8       5.4
Interest                                   1.0       1.6       0.7
Other income, net                         (1.1)     (0.7)     (0.2)
Provision for income taxes                 4.0       2.1       1.9
                                          ----------------------------
Net income                                 5.7%      3.1%      2.9%
                                          ----------------------------
Steel shipments (000s tons)               2,375     2,130     1,616



RESULTS OF OPERATIONS

Net Sales

Fiscal 1995 compared to fiscal 1994
Net sales in fiscal 1995 were $885,553,000, a 26 percent increase from $702,893,000 reported in fiscal 1994.
This increase in net sales was essentially due to a 12 percent increase in fiscal 1995 steel shipments and a substantial rise in average selling prices. During fiscal 1995, total steel shipments included 632,000 tons of high quality steel products from ASW, an increase of 13 percent from the similar twelve-month period last year (including 5 months pre-acquisition). ASW's rising shipment levels were attributed to strong automotive market demand.

For fiscal 1995, the average selling price in the Company's rebar/merchant business was $311 per ton, compared with $277 per ton in the prior year. The
Company's average high quality rod selling price was $473 per ton, compared with $468 last year (including 5 months pre-acquisition). The Company's average selling price for all products was $373 per ton, up substantially from $330 reported for fiscal 1994.

The overall rise in steel selling prices during the year occurred as the result of favorable conditions in both the construction and automotive related markets.
Selling prices in the Company's rebar/merchant business experienced some weakness late in the fiscal year, but are anticipated to strengthen during fiscal 1996.
Continued strength in demand for the Company's rod & wire products is expected in fiscal 1996. Increased steel shipment levels are also anticipated, as the Company continues to expand marketing efforts in the merchant steel and automotive-related markets.

In mid-March, the Company completed the sale of its Mine
Roof Support Business to Excel Mining Systems, Inc., headquartered in Cadiz, Ohio. The Company's overall sales volume is not expected to decline as a result of this sale, as the Company remains a primary steel supplier to Excel. The sale of the Mine Roof Support
Business resulted in a net gain to the Company of approximately $.05 per share.

Fiscal 1994 compared to fiscal 1993
From fiscal 1993 to fiscal 1994, net sales increased 59 percent. This rise in net sales was essentially due to the November 1993 acquisition of ASW, a 32 percent rise in fiscal 1994 steel shipments (including ASW) and a 10 percent rise in average rebar and merchant steel selling prices. This rise in selling prices was essentially due to strong market demand coupled with rising scrap raw material costs which led to numerous industry-wide price increases.


Cost of Sales

Fiscal 1995 compared to fiscal 1994
As a percent of sales, cost of sales (other than depreciation and amortization) decreased to 81.7 percent in fiscal 1995 from 85.2 percent in the prior year.
This favorable decline was primarily attributable to the rise in steel selling prices mentioned previously and the absence of acquisition costs which negatively impacted ASW's cost of sales percentage in the prior year. Partially offsetting these factors was a modest rise in steel conversion costs at the Company's mini-mills and increased scrap raw material costs.

At the Company's mini-mill facilities, the cost to convert scrap into finished steel products rose modestly in fiscal 1995 to approximately $119 per ton, compared with $116 for fiscal 1994. During fiscal 1995, the Company experienced transformer failures at its Birmingham (March) and Seattle (June) mini-mills, negatively impacting conversion costs at each facility.
At the Seattle mill, the unexpected production down time was effectively used to accelerate the previously planned start-up of the mill's new electric arc furnace.
The new Seattle furnace began operations during the first week of July with production levels which exceeded expectations. Despite these disruptions, the Company's rebar/merchant mini-mills set new melt shop and rolling mill production records during fiscal 1995 of 1,875,000 tons and 1,706,000 tons, respectively.

At the Company's rebar/merchant mini-mills, scrap raw material costs rose substantially during the first half of the fiscal year before stabilizing toward the fiscal year-end. The Company's scrap costs averaged $136 per ton for the year, a 7 percent increase from $127 per ton in fiscal 1994. Scrap costs may continue to increase in fiscal 1996, as scrap market prices began a rising trend in late July 1995.

Manufacturing operations at the Company's rod and wire facilities experienced favorable productivity gains over the prior year, as record rolling mill production of 629,000 tons outpaced the prior year (which included 5 months pre-acquisition) by 12 percent. Conversion costs at ASW improved 5 percent over the prior year, despite an equipment outage in April which necessitated 7 lost production days at the Cuyahoga rod mill.

High quality billet raw material costs at the Company's rod and wire operations averaged approximately $325 per ton in fiscal 1995, approximately 2 percent higher than the prior year period (including 5 months pre-acquisition). The Company continues to seek reductions in its billet costs by diversifying its billet sourcing vendors and through the construction of a 1.5 million ton capacity, high quality billet manufacturing facility in Memphis, Tennessee (see "Capital Expenditures").

Depreciation and amortization expense increased in fiscal 1995 to $32,310,000 from $27,671,000 reported last year. This substantial increase was primarily due to the full year depreciation of ASW's assets and recognition of depreciation on fixed assets purchased during fiscal 1995 and fiscal 1994.

Fiscal 1994 compared to fiscal 1993
Cost of sales (other than depreciation and amortization) as a percentage of net sales, increased from fiscal 1993 to fiscal 1994 essentially due to an overall decline in average steel selling prices, a sharp rise in scrap costs and reduced capacity utilization in the Company's mine roof support operations.

Depreciation and amortization expense increased 53 percent from fiscal 1993 to fiscal 1994 primarily due to the recognition of depreciation on the assets of ASW
(acquired in November 1993) and a full year's depreciation on fixed assets purchased during fiscal
1994 and fiscal 1993.


Selling, General and Administrative Expenses (SG&A)

Fiscal 1995 compared to fiscal 1994
SG&A increased 27 percent in fiscal 1995 to $43,149,000 from $33,847,000 reported in fiscal 1994. The rise in SG&A expenses was primarily due to the full year inclusion of ASW's SG&A expenses. As a percentage of net sales, fiscal 1995 SG&A were 4.9 percent, compared with 4.8 percent last year.

Fiscal 1994 compared to fiscal 1993
SG&A increased 41 percent in fiscal 1994 to $33,847,000 from $24,008,000 reported in fiscal 1993. The substantial rise in SG&A expenses was primarily due to the inclusion of ASW's SG&A expenses incurred since the November 1993 acquisition. As a percentage of net sales, fiscal 1994 SG&A were 4.8 percent, compared with
5.4 percent in fiscal 1993.


Interest Expense

Fiscal 1995 compared to fiscal 1994
Interest expense decreased significantly in fiscal 1995 to $8,889,000 from $11,061,000 reported in fiscal 1994, primarily reflecting a 34 percent decline in the Company's average outstanding debt since last year. The
Company capitalized approximately $2.1 million in interest related to construction projects during fiscal
1995, compared with $2.9 million in the prior year.

Fiscal 1994 compared to fiscal 1993
Interest expense increased significantly in fiscal 1994 compared with fiscal 1993 levels. The rise in interest expense was primarily attributed to a 58 percent increase in average outstanding Company debt, reflecting the Company's funding of a $130 million long-term private debt placement.


Income Tax

The Company's effective income tax rates in fiscal 1995 and 1994 were 40.9 percent and 40.7 percent, respectively.


LIQUIDITY AND CAPITAL RESOURCES

Operating Activities
Net cash provided by operating activities in fiscal 1995 was $72.8 million, compared with $25.3 million reported in fiscal 1994. This substantial increase in operating cash flow was primarily the result of a substantial rise in net income, an increase in accounts payable and a decrease in accounts receivable, partially offset by a rise in steel inventory levels. The increase in accounts payable has resulted from elevated purchasing levels of raw materials to facilitate increased Company-wide production levels. The rise in inventory resulted primarily from increased raw material inventories referred to previously, reduced fourth quarter shipments of merchant products resulting from inventory reductions implemented by steel service centers, the acquisition of Port Everglades Steel (PESCO) in late December and the inclusion of billet inventories at ASW previously held on consignment.

Investing Activities
Net cash flow used in investing activities was $74.0 million, compared with $40.3 million in fiscal 1994. In fiscal 1995, the Company invested approximately $78 million to finance recently completed or current projects encompassed in its Capital Development Plan
(see "Capital Expenditures" below).

During the second quarter, the Company acquired PESCO, a steel distribution company located in Ft. Lauderdale, Florida for approximately $11.4 million. Also in the second quarter, the Company sold its Mine Roof Support
Business to Excel Mining Company for $17.3 million in cash plus other consideration, resulting in a pre-tax gain of approximately $2.2 million.

Late in fiscal 1995, the Company entered into an agreement to exchange its idled Kent, Washington facility (and other property currently in use) with the Port of Seattle for a terminal facility owned by the Port which will be utilized by the Company's Seattle operations. The Company also entered into an agreement to sell its idled facility in Ballard, Washington.

Capital Expenditures
The Company invested approximately $78 million in capital modernization projects during fiscal 1995 primarily related to the Company's Capital Development
Plan (Plan). Earlier in the year, the Company formally announced its 5-year, $680 million Plan to outline the next phase of the Company's growth strategy. Included as a part of this Plan is ASW's new $112 million bar and rod mill. This state-of-the-art facility, which is scheduled to begin start-up operations in April 1996, will effectively double ASW's productive and shipment capacity to approximately 1.1 million tons of high quality steel products. Also outlined as a primary element of its Plan is the construction of a 1.5 million ton capacity high quality melt shop ($175 million) capable of producing billets to satisfy a substantial portion of ASW's raw material requirements. The Company recently announced its intention to build this new melting facility in Memphis, Tennessee, with a tentative start-up date in the third quarter of fiscal 1997.

Also included as part of the Plan is a baghouse dust recycling project ($16 million), a new merchant rolling mill at Kankakee ($85 million), a new melt shop furnace at Seattle ($20 million) and upgrades to several of the Company's existing facilities (approximately $125 million). As the first step in completing the Plan, the Company commissioned the new Seattle arc furnace on July
5, 1995 with excellent results which exceeded production expectations.

Funding for the above mentioned projects is expected to be derived from available cash reserves, net cash flow and/or negotiated short-term or long-term financing arrangements.

Financing Activities
Net cash used in financing activities was $23.5 million in fiscal 1995, compared with cash provided by financing activities of $43.7 million last year. During fiscal
1995, the Company purchased approximately 1.1 million shares ($22 million) of it Common Stock in the open market pursuant to Board authorization.

Working Capital
Working capital in fiscal 1995 was $206.9 million, compared with $213.1 million in fiscal 1994.

Outlook
From a long-term prospective, the Company's broad access to capital markets and internal cash flows are expected to be sufficient to provide the capital resources necessary to support increased operating needs and to finance continued growth.


COMPLIANCE WITH ENVIRONMENTAL LAWS AND REGULATIONS

The Company is subject to federal, state and local environmental laws and regulations concerning, among other matters, waste water effluents, air emissions and furnace dust disposal. Company management is highly conscious of these regulations, and supports an ongoing capital investment program to maintain the Company's strict adherence to required standards.

In August 1987, the Virginia Department of Waste
Management advised the Company of a hazardous waste condition relating to the disposal of hazardous furnace dust at the Company's idled Norfolk facility by the former owners during 1983 and 1984. Based upon the Company's prior experience in correcting similar environmental conditions, it does not expect the costs of corrective action with respect to the hazardous waste condition will exceed the reserves established in previous years.

By letter dated October 20, 1992, the Department of
Toxic Substances Control of the Environmental Protection
Agency of the State of California ("DTSC ") submitted to Barbary Coast Steel Corporation ("BCSC"), a wholly owned subsidiary of the Company, for its review and comment a proposed Consent Order relating to BCSC's idled steel facility at Emeryville, California. BCSC and DTSC executed the terms of a Consent Order on March 22, 1993 and, pursuant to the Consent Order, BCSC has completed an environmental assessment of the site and has nearly completed the remediation of the property. DTSC has approved the work plan. The Company believes that, in connection with the January 1991 closure of the Emeryville mill, it made adequate provisions in its financial statements for the cost of remediating the site.

As part of its ongoing compliance and monitoring programs, the Company is voluntarily developing work plans for environmental conditions involving certain of its operating facilities and other properties which are held for sale. Based upon the Company's study of the known conditions and its prior experience in investigating and correcting environmental conditions, the Company estimates that the potential cost of these site restoration and remediation efforts may range from $3,050,000 to $4,650,000. Approximately $1,418,000 of these costs is recorded in accrued liabilities at June
30, 1995. The remaining costs principally consist of site restoration and environmental exit costs to ready the idle facilities for sale (see Note 12 to Consolidated Financial Statements), and have been considered in determining whether the carrying amounts of the properties exceed their net realizable values.
These expenditures are expected to be made in the next one to two years, if the necessary regulatory agency approvals of the Company's work plans are obtained.

Though the Company believes it has adequately provided for the costs of all known environmental conditions, the applicable regulatory authorities could insist upon different and possibly more costly remediative measures than those believed by the Company to be adequate and in accordance with existing law. Otherwise the Company believes that it is currently in compliance with all known material and applicable environmental regulations.


IMPACT OF INFLATION

The Company has not experienced any material adverse effects on operations in recent years because of inflation, though margins can be affected by inflationary conditions. The Company's primary cost components are ferrous scrap, high quality semi-finished steel billets, energy and labor, all of which are susceptible to domestic inflationary pressures.
Finished product prices, however, are influenced by nationwide construction activity, automotive production and manufacturing capacity within the steel industry.
While the Company has generally been successful in passing on cost increases through price adjustments, the effect of steel imports, severe market price competition and under-utilized industry capacity has in the past, and could in the future, limit the Company's ability to adjust pricing.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BIRMINGHAM STEEL CORPORATION
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT NUMBER OF SHARES)


ASSETS                                          June 30,
                                     -----------------------------------
                                          1995                  1994
                                     ---------------        -------------
Current Assets:
  Cash and cash equivalents            $   4,311            $ 28,916
  Accounts receivable, net of
  allowance for doubtful accounts
  of $1,368 at June 30, 1995;
  $1,737 at June 30, 1994                110,883             108,834
Inventories                              173,053             132,459
Prepaid expenses                           1,154               1,208
Other                                     13,595               4,385
                                         -------            --------
  Total current assets                   302,996             275,802


Property, plant and equipment
  (including property and equipment,
  net, held for disposition of
  $27,655 and $27,590 at June 30,
  1995 and June 30, 1994,
  respectively):
  Land and buildings                     117,835             109,490
  Machinery and equipment                350,275             328,537
  Construction in progress                53,932              35,235
                                         -------             -------
                                         522,042             473,262
Less accumulated depreciation           (110,385)            (98,402)
                                        --------             -------
Net property, plant and equipment        411,657             374,860

Excess of cost over net
  assets acquired                         32,338              32,408
Other assets                               9,813               6,808
                                         -------             -------
   Total assets                         $756,804            $689,878
                                        ========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable                         $  8,020            $      -
  Accounts payable                        63,082              36,438
  Accrued operating expenses               4,137               3,857
  Accrued payroll expenses                 8,791               7,210
  Income taxes payable                       583               3,493
  Other accrued liabilities               11,482              11,729
                                        --------            --------
   Total current liabilities              96,095              62,727

Deferred income taxes                     53,265              41,086

Deferred compensation                      5,225               4,516

Long-term debt less current portion      142,500             142,500

Commitments and contingencies                  -                  -

Stockholders' equity:
  Preferred stock, par value $.01;
  authorized 5,000,000 shares                  -                  -
  Common stock, par value $.01;
  authorized 75,000,000 shares;
  29,594,286 and 29,389,174 shares
  issued at June 30, 1995 and June 30,
  1994, respectively                         296                294
  Additional paid-in capital             330,490            327,285
  Treasury stock, 1,098,356 shares
    at June 30, 1995, at cost            (21,909)                 -
  Unearned compensation                   (2,537)            (2,947)
  Retained earnings                      153,379            114,417
                                        --------           --------
     Total stockholders' equity          459,719            439,049
                                        --------           --------
Total liabilities and stockholders'
    equity                              $756,804           $689,878
                                        ========           ========

See accompanying notes




BIRMINGHAM STEEL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

                                          For the Years Ended June 30,
                                    -------------------------------------------
                                      1995             1994              1993
                                    ---------       -----------        -------
Net sales                           $885,553          $702,893         $442,326

Cost of sales:
  Other than depreciation
    and amortization                 723,558           599,154          374,846
  Depreciation and amortization       32,310            27,671           18,036
                                    --------          --------         --------
  Gross profit                       129,685            76,068           49,444


Provision for loss on disposition
  of property, plant and
  equipment                            1,337                 -            2,272
Selling, general and
  administrative                      43,149            33,847           24,008
Interest                               8,889            11,061            3,084
                                    --------          --------         --------
                                      76,310            31,160           20,080

Other income, net                      9,443             4,689            1,222

Income before income taxes and
  cumulative effect of a change
  in accounting principle             85,753            35,849           21,302

Provision for income taxes            35,104            14,603            8,517
                                    --------          --------         --------

Income before cumulative
  effect of a change in               50,649            21,246           12,785
  accounting principle

Cumulative effect, as of July 1,
  1993, of a change in the method
  of accounting for income taxes           -               380                -
                                    --------          --------         --------

Net income                          $ 50,649          $ 21,626         $ 12,785
                                    ========          ========         ========

Weighted average shares
  outstanding                         29,162            24,595           21,325
                                    ========          ========         ========

Earnings per share:
  Income before cumulative effect
  of a change in accounting
  principle                         $   1.74          $   0.86         $   0.60

Cumulative effect, as of
  July 1, 1993 of a change
  in the method of accounting
  for income taxes                         -              0.02                -
                                    --------          --------         --------
Net income                          $   1.74          $   0.88         $   0.60
                                    ========          ========         ========


See accompanying notes



BIRMINGHAM STEEL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

                                           For the Years Ended June 30,
                                          ------------------------------
                                            1995       1994       1993
                                          --------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income                              $ 50,649    $ 21,626    $ 12,785
  Adjustments to reconcile net
   income to net cash provided
   by operating activities:
    Cumulative effect of change in
      accounting principal                       -        (380)          -
    Depreciation and amortization           32,310      27,671      18,036
    Provision for doubtful accounts
       receivable                              540       1,107       1,075
    Deferred income taxes                   10,537       2,810       1,185
    Provision for loss on disposition
       of property, plant and equipment      1,337           -       2,272
    Other                                    4,204       4,082       2,224

Changes in operating assets and
 liabilities, net of effects
 from business acquisitions:
  Accounts receivable                        4,400     (17,964)     (4,702)
  Inventories                              (47,808)    (15,132)    (13,687)
  Prepaid expenses                              47       1,981         (15)
  Other current assets                      (7,546)     (2,045)       (563)
  Accounts payable                          23,836        (538)     (6,145)
  Income taxes payable                      (2,910)      3,493           -
  Other accrued liabilities                  2,533      (2,184)     (1,772)
  Deferred compensation                        709         787         868
                                          --------     -------     -------
  Net cash provided by operating
    activities                              72,838      25,314      11,561
                                          ========     =======    ========

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and
    equipment                              (76,193)    (40,438)    (73,747)
  Payments for business acquisitions,
    net of cash acquired                   (11,374)     (5,391)          -
  Net proceeds from sale of mine
    roof business unit                      15,542           -           -
  Proceeds from disposal of property,
    plant and equipment                        615       8,399       1,601
  Additions to other non-current
    assets                                  (2,935)     (3,300)     (2,793)
  Reductions in other non-current
    assets                                     394         405       4,559
                                          --------    --------    --------
  Net cash used in investing
   activities                              (73,951)    (40,325)    (70,380)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net short-term borrowings
    and repayments                           8,020     (73,332)     68,695
  Net repayments of commercial
    paper                                        -           -        (246)
  Proceeds from issuance of
    long-term debt                               -     130,000           -
  Payments of long-term debt                     -    (158,316)     (4,462)
  Proceeds from issuance of common
    stock                                    2,150     154,111           -
  Issuance of stock from treasury                -       1,107       2,452
  Purchase of treasury stock               (21,974)       (348)          -
  Cash dividends paid                      (11,688)     (9,565)     (7,819)
                                          --------    --------    --------
  Net cash provided by (used in)
    financing activities                   (23,492)     43,657      58,620
                                          --------    --------    --------
Net increase (decrease) in cash
  and cash equivalents                     (24,605)     28,646        (199)

Cash and cash equivalents at:
  Beginning of year                         28,916         270         469
                                          --------    --------    --------
  End of year                             $  4,311    $ 28,916    $    270
                                          ========    ========    ========

Supplemental cash flow disclosures:
  Cash paid during the year for:
    Interest (net of amounts
      capitalized)                        $  8,611    $ 11,715    $  2,818
    Income taxes                            31,646       6,853      11,434


See accompanying notes



BIRMINGHAM STEEL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except share and per share data)

                       For the Years Ended June 30, 1995, 1994 and 1993
           -------------------------------------------------------------------
              Common             Treasury
               Stock     Addi-    Stock
           ------------- tional  --------      Unearned             Total
                         Paid-in               Compensa- Retained Stockholders'
           Shares Amount Capital Shares Amount    tion   Earnings   Equity
           --------------------------------------------------------------------
Balances
at
June 30,
1992     15,074,824 $151 $130,798   941,277 $(11,400) $(2,529) $97,461 $214,481

Issuance
 of
 shares:
 Three-
 for-
 two
 stock
 split,
 in
 the
 form
 of a 50%
 stock
 dividend 7,102,788   71        -         -        -        -      (71)       -

  Options
  exer-
  cised           -    -      384  (158,146)   2,068        -        -    2,452

  Manage-
  ment
  incen-
  tive
  plan            -    -       55    (1,500)       8      (63)       -        -

  Other           -    -      101    (8,000)     103        -        -      204

Tax
 benefit
 from
 exer-
 cise
 of
 stock
 options          -    -      543         -        -        -        -      543

Reduction
 of
 unearned
 compen-
 sation           -    -        -         -        -      775        -      775

Net income        -    -        -         -        -        -   12,785   12,785

Cash
 dividends
 declared,
 $.37 per
 share            -    -        -         -        -        -   (7,819)  (7,819)
         ----------  ---  ------- ---------   ------   ------  -------  -------
Balances
at
June 30,
1993     22,177,612  222  131,881   773,631   (9,221)  (1,817) 102,356  223,421

Issuance
 of
 shares:
 Public
 offering
 of common
 shares   5,750,000   57  153,152         -        -        -        -  153,209

 Acquisi-
 tion of
 American
 Steel &
 Wire
 Corp
 (Note 2) 1,273,804   13   37,764  (725,553)   8,858        -        -   46,435

 Options
 exer-
 cised      125,758    1    1,444   (49,633)     806        -        -    2,251

 Manage-
 ment
 incen-
 tive
 plan        62,000    1    2,097       970      (60)  (2,038)       -        -

 Other           -    -      168   (13,500)     165        -        -      333

Tax
 benefit
 from
 exercise
 of stock
 options          -    -      779         -        -        -        -      779

Purchase
 of
 treasury
 stock            -    -        -    14,085     (348)       -        -     (348)

Reduction
 of
 unearned
 compensa-
 tion             -    -        -         -        -      908        -      908

Net income        -    -        -         -        -        -   21,626   21,626

Cash
 dividends
 declared,
 $.40 per
 share            -    -        -         -        -        -   (9,565)  (9,565)
         ----------  ---  -------  --------    ----- -------- -------- --------
Balances
at
June 30,
1994     29,389,174  294  327,285         -        -   (2,947) 114,417  439,049

Issuance
 of
 shares:
 Options
 exer-
 cised     165,112    2    2,146         -        -        -        -    2,148

 Manage-
 ment
 incen-
 tive
 plan       26,500    -      701         -        -     (778)       -      (77)

 Stock
 Accumu-
 lation
 Plan            -    -        -     3,044       65      (14)       -       51

 Other      13,500    -      363         -        -        -        -      363

Tax benefit
 from
 exercise
 of stock
 options         -    -       (5)        -        -        -        -       (5)

Purchase
 of
 treasury
 stock           -    -        -(1,101,400) (21,974)       -        -  (21,974)

Reduction
 of
 unearned
 compensa-
 tion             -    -        -         -        -    1,202        -    1,202

Net income        -    -        -         -        -        -   50,649   50,649

Cash
 dividends
 declared,
 $.40 per
 share             -    -       -         -        -        -  (11,687) (11,687)
          ----------  --- ------- ---------   ------  ------- -------- --------
Balances
at
June 30,
1995      29,594,286  296 330,490 (1,098,356)(21,909) (2,537)  153,379  459,719
          ========== ==== =======  =========  ======   =====   =======  =======

See accompanying notes.




      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             JUNE 30, 1995, 1994 AND 1993


1.  Significant Accounting Policies

Principles of consolidation

The consolidated financial statements include the accounts of Birmingham Steel Corporation (the Company) and its subsidiaries, all of which are wholly owned.
All significant intercompany accounts and transactions have been eliminated. The Company operates in one industry segment, production of steel and steel products.

Cash equivalents

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The carrying amounts reported in the accompanying consolidated balance sheets for cash and cash equivalents approximate their fair values.

Inventories

Inventories are stated at the lower of cost or market value. The cost of steel inventories is determined using the first-in, first-out method, whereas bolt inventory costs were determined using the last-in, first-out method.

Property, plant and equipment

Property, plant and equipment are stated at cost.
Depreciation is provided using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes. Estimated useful lives range from ten to thirty years for buildings and from five to twenty years for machinery and equipment.

Excess of cost over net assets acquired

The excess of cost over net assets acquired (goodwill) is amortized on a straight-line basis over periods not exceeding twenty years. Accumulated amortization was approximately $3,999,000 and $2,182,000 at June 30, 1995 and 1994, respectively. The carrying value of goodwill will be reviewed if circumstances suggest that it has been impaired. If this review indicates that goodwill will not be recoverable, based on the estimated undiscounted cash flows over the remaining amortization period, the Company's carrying value of the goodwill will be reduced by the estimated shortfall of cash flows.

Other assets

Customer supply contracts and debt issuance costs, included in other assets, are amortized over the life of the contracts and debt instruments. Accumulated amortization was approximately $2,119,000 and $1,298,000 at June 30, 1995 and 1994, respectively. Other non-current assets are stated at the lower of cost or their estimated net realizable values.

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

On February 23, 1994, the Company issued 5,750,000 additional shares of common stock in a public offering.
The proceeds from the offering were used, in part, to retire $75,000,000 of Senior Promissory Notes. On a supplemental basis, assuming the public offering had occurred on July 1, 1992, and the proceeds had been used to retire the notes at that time, net income per share would have been approximately $.92 and $.61 for the years ended June 30, 1994 and 1993, respectively. Pro forma supplementary earnings per share, assuming that both the acquisition of American Steel & Wire
Corporation (ASW) and the stock offering had occurred on July 1, 1992 (See Note 2), would have been $.95 and
$.68, respectively, for such periods.

Credit risk

The Company extends credit, primarily on the basis of 30-day terms, to various companies in a variety of industrial market sectors. The Company does not believe it has a significant concentration of credit risk in any one geographic area or market segment.

The Company performs periodic credit evaluations of its customers and generally does not require collateral.
Historically, credit losses have not been significant.

Recent Accounting Pronouncement

In March 1995, the Financial Accounting Standards Board issued Statement No. 121 that requires impairment losses to be recorded on long-lived assets used in operations, including goodwill, when impairment indicators are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of in future periods. The Company will adopt
Statement No. 121 in the first quarter of fiscal 1997 and, based on current circumstances, does not believe the effect of adoption will be material.

Reclassifications

Certain amounts for prior years have been restated to conform to the fiscal 1995 presentation.

2.   Business Acquisitions

On December 31, 1994, the Company purchased Port
Everglades Steel Corporation (PESCO), a steel distribution company headquartered in Fort Lauderdale, Florida for $11,400,000 in cash and assumption of liabilities of $3,100,000. The purchase price has been allocated to the assets and liabilities of PESCO based upon their estimated fair values. Proforma results for prior year and current year would not be materially different from the amounts reported in the Company's consolidated income statements if the acquisition had occurred as of the beginning of either period.

On November 23, 1993, the Company acquired all of the outstanding capital stock of American Steel and Wire
Corporation (ASW), a manufacturer of high quality steel rod and wire headquartered in Cuyahoga Heights, Ohio for a total purchase price of $55,720,000. The purchase price consisted of 1,999,357 shares of its common stock, valued at $46,435,000; approximately $5,214,000 paid to the stockholders of ASW; cash payments of $3,028,000 to redeem stock warrants and acquisition costs of $1,043,000. The results of operations for the twelve months ended June 30, 1995 include the operations of ASW. Assuming the acquisition had occurred at the beginning of fiscal 1994, pro forma net sales for the twelve months ended June 30, 1994 would have been $810,360,000. Pro forma net income and earnings per share would have been $23,198,000 and $.91, respectively.

3.    Business Disposition

On March 12, 1995 the Company sold its mine roof bolt business unit for $17,300,000 in cash, less costs approximating $1,758,000, and a note receivable with a fair value of $4,200,000 and recognized a pretax gain, included in other income, of $2,200,000. In connection with the sale, the Company entered into a five-year supply agreement to provide purchaser the majority of its steel requirements.

4.    Inventories

Inventories were valued as summarized in the following table (in thousands):

                                       June 30,
                                 --------------------
                                   1995        1994
                                 ----------  --------
At lower of cost (first-in,
  first-out) or market:
Raw materials and mill supplies  $ 45,074    $ 51,233
Work-in-progress                   51,516      37,298
Finished goods                     76,463      44,327
                                 --------    --------
                                  173,053     132,858
Allowance to adjust bolt
  inventories to cost on
  last-in, first-out
  method (approximately 8%
  of total inventory
  at June 30, 1994)                     0        (399)
                                 --------    --------
                                 $173,053    $132,459
                                 ========    ========


5.    Property, Plant and Equipment

Capital expenditures totaled $77,670,000, $41,617,000 and $75,997,000 in fiscal 1995, 1994 and 1993, respectively, excluding amounts relating to business acquisitions. At June 30, 1995, the estimated costs to complete authorized projects under construction amounted to $70,000,000.

The Company capitalized interest of $2,076,000, $2,940,000 and $5,598,000 in fiscal 1995, 1994 and 1993, respectively, related to qualifying assets under construction. Total interest incurred, including amounts capitalized during these same periods, was $10,965,000, $14,001,000 and $8,682,000, respectively.

The aggregate carrying values of the idle facilities held for sale amounted to $27,655,000 and $27,590,000 at June 30, 1995 and 1994, respectively. The facilities are valued at the lower of their historical cost or their estimated net realizable values, after providing for estimated site restoration and other costs of disposal (see Note 12).

6.    Short-Term Borrowing Arrangements

Under line of credit arrangements for short-term borrowings with four banks, the Company may borrow up to $185,000,000 with interest at market rates mutually agreed upon by the Company and the banks. One of these lines of credit supports a bankers' acceptance and commercial paper program. Approximately $176,980,000 was available under these facilities at June 30, 1995.

The following information relates to the Company's borrowings, excluding commercial paper, under short-term credit facilities during the years ended June 30, 1995, 1994 and 1993 (in thousands):


                            For the Years Ended June 30,
                           -----------------------------
                              1995       1994      1993
                            --------   -------   -------
Maximum amount outstanding  $18,230   $161,825   $66,674
Average amount outstanding  $   506   $ 64,657   $24,604
Weighted average interest
   rate                        6.6%       3.5%      3.6%

7.    Long-Term Debt

Long-term debt consists of the following (in thousands):

                                        June 30
                                 ----------------------
                                   1995        1994
                                 ----------  ----------
Capital lease obligations,
  interest rates principally
  ranging from 44% to 54% of
  bank prime, payable in
  1999 and 2001                  $ 12,500     $ 12,500

Senior unsecured notes,
  $130,000 face amount,
  interest at 7.28%, payable
  2001 through December 2005      130,000      130,000
                                 --------     --------
                                 $142,500     $142,500
                                 ========     ========

The aggregate fair value of the Company's long-term debt obligations approximates their carrying value at June
30, 1995. The fair value of the Company's long-term, non-traded fixed-rate debt of $130,000,000 is estimated using discounted cash flow analyses, based on the Company's incremental borrowing rates for similar types of borrowings.

Future maturities of long-term debt are as follows (in thousands):

                         Capital      Other
Fiscal                    Lease     Long-term
Year                    Obligations   Debt       Total
-------------           ----------- ----------  -------
1996                    $   661     $      -    $   661
1997                        659            -        659
1998                        659            -        659
1999                        659            -        659
2000                     10,408            -     10,408
Thereafter                2,728      130,000    132,728
                        -------     --------    -------
                         15,774      130,000    145,774

Less amount repre-
  senting interest       (3,274)           -     (3,274)
                        -------     --------   --------
                        $12,500     $130,000   $142,500

Property, plant and equipment with a net book value of $4,894,000 is pledged as collateral on the capital lease obligations. The long-term debt obligations contain restrictive covenants, including debt restrictions and requirements to maintain working capital and debt to equity ratios.

8.    Commitments

The Company leases office space and certain production equipment under operating lease agreements. The following is a schedule by year of future minimum rental payments, net of minimum rentals on subleases, required under operating leases that have initial lease terms in excess of one year as of June 30, 1995 (in thousands):

Fiscal
Year
--------
1996                $  789
1997                   638
1998                   538
1999                   479
2000                   441
Thereafter           1,668
                    ------
                    $4,553
                    ======

Rental expense under operating lease agreements was $1,281,000, $1,178,000 and $816,000 in fiscal 1995, 1994 and 1993, respectively.

In April, 1995, the Company entered into a ten-year agreement with Electronic Data Systems Corporation
(EDS), an information management and consulting firm.
Under the agreement, EDS will provide information system management, systems development and consulting services to the Company. Future minimum payments for systems management services are $6,300,000 per year.

9.    Income Taxes

The provisions for income taxes in 1993 was determined under APB Opinion No. 11 using the deferral method. The fiscal 1995 and 1994 provisions for income taxes reflect the adoption of the liability method prescribed by FASB
Statement No. 109.

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
Significant components of the Company's deferred tax liabilities and assets are as follows (in thousands):

                                          June 30,
                                    --------------------
                                      1995        1994
                                    -------    ---------
Deferred tax liabilities:
  Tax in excess of
    book depreciation               $58,399     $51,680
  Inventories                           193       2,510
                                    -------     -------
     Total deferred tax liabilities  58,592      54,190

Deferred tax assets:
  NOL carryforward                    2,700       3,383
  AMT credit carryforwards              319       5,320
  Deferred compensation               2,043       1,730
  Worker's compensation               1,242         901
  Other accrued liabilities           1,361       2,466
                                    -------     -------
     Total deferred tax assets        7,665      13,800
                                    -------     -------
     Net deferred tax liabilities   $50,927     $40,390
                                    =======     =======

Deferred tax assets and liabilities are classified as follows in the accompanying consolidated balance sheet
(in thousands):

Included in other current assets    $(2,338)    $  (696)
Non-current deferred tax liability   53,265      41,086
                                    -------     -------
                                    $50,927     $40,390
                                    =======     =======

At June 30, 1995, the Company has net operating loss carryforwards for federal income tax purposes of $6,700,000 that expire in years 2005 through 2006.
Those carryforwards were acquired in connection with the Company's acquisition of ASW.

The provisions for income taxes consisted of the
following (in thousands):
                           For the Years Ended June 30,
                           ----------------------------
                             1995      1994       1993
                           -------   --------   --------

Current:
  Federal                  $19,674     $ 8,594   $ 5,808
  State                      4,893       3,199     1,524
                           -------     -------   -------
                            24,567      11,793     7,332

Deferred:
  Federal                    9,001       2,984     1,054
  State                      1,536        (174)      131
                           -------     -------   -------
                            10,537       2,810     1,185
                           -------     -------   -------
                           $35,104     $14,603   $ 8,517
                           =======     =======   =======

The provisions for income taxes differ from the statutory tax amounts as follows (in thousands):

                            For the Years Ended June 30,
                           ----------------------------
                             1995      1994       1993
                           -------   --------   --------
Tax at maximum enacted
 statutory rates during
 the year                  $30,014    $12,547    $ 7,243
State income taxes-net       4,179      1,966      1,092
Effect of 1% federal
  tax rate increase on
  deferred taxes                 -        600          -
Other                          911       (510)       182
                           -------    -------    -------
                           $35,104    $14,603    $ 8,517
                           =======    =======    =======

Deferred income taxes were recorded for timing differences related to the following (in thousands):

                              For the Year
                              Ended June 30,
                                  1993
                                  ----
Inventories                     $ (582)
Depreciation and
  amortization                   2,207
Accrued liabilities
  and other                       (440)
                                ------
                                $1,185
                                ======

10.   Stock Option Plans

In 1986, the Company established the Birmingham Steel
Corporation 1986 Stock Option Plan whereby key employees may be granted options to purchase up to 900,000 shares of the Company's common stock at a price not less than 100% to 110% of the fair market value of the common stock on the date of grant. At June 30, 1995, a total of 303,924 shares were reserved for issuance under the plan, and 124,749 shares were available for future grants. The options are exercisable in three annual installments commencing no earlier than the first anniversary of the date of grant of such options.

On July 18, 1989, the Company granted 338,528 options, exercisable at $14.08 per share, to all non-union employees who had not been previously granted options under the stock option plan for key employees. These non-union employees were granted 300,383 additional stock options, exercisable at $16.92, on August 17, 1992.

A summary of activity relating to stock options is as follows:

                     Price Range        Number of
                      Per Share       Stock Options
                     -----------      -------------
Outstanding,
  June 30, 1992       6.89- 14.75        666,422
  Granted                   16.92        300,383
  Exercised           6.89- 16.92       (190,318)
  Cancelled           6.89- 16.92       ( 18,433)
Outstanding,                            --------
  June 30, 1993       6.89- 16.92        758,054
  Granted                   31.88          2,500
  Exercised           6.89- 16.92       (177,466)
  Cancelled          14.08- 16.92         (9,763)
Outstanding,                            --------
  June 30, 1994       6.89- 31.88        573,325
  Granted                                      -
  Exercised           6.89- 16.92       (134,732)
  Cancelled          14.18- 16.92         (3,323)
                                        --------
Outstanding,
  June 30, 1995       6.89- 31.88        435,270
                                        ========
Exercisable,
  June 30, 1995       6.89- 31.88        371,247
                                        ========

The Birmingham Steel Corporation 1990 Management
Incentive Plan provides for awards of incentive and non-qualified stock options, stock appreciation rights, common stock of the Company and cash for certain performance achievements. The Company has granted
210,500 shares of restricted stock under the plan to date. The shares vest in annual installments over three to four years from the dates of the grants. As of June
30, 1995, 159,125 shares were vested and 635,250 shares were available for grant under the plan.

In April 1995, as part of the 1990 Management Incentive
Plan, the Company established the Birmingham Steel
Corporation Stock Accumulation Plan. The Plan provides for the payment of restricted stock, vesting in three years, to participants in lieu of a portion of their cash compensation. The Company has reserved 350,000 shares of the 900,000 shares of common stock issuable under the 1990 Management Incentive Plan for restricted stock grants under the Stock Accumulation Plan. As of June 30, 1995, 3,044 shares had been issued under the Plan.

11.   Deferred Compensation and Employee Benefits

The Company recognized expenses of approximately
$3,064,000, $2,571,000, and $2,304,000 in fiscal 1995,
1994 and 1993, respectively, in connection with a defined contribution plan to which non-union employees contribute and the Company makes discretionary and matching contributions based on employee compensation.

Certain officers and key employees are participants in a deferred compensation plan ("Management Security
Plan") providing fixed benefits payable in equal monthly installments upon retirement or death. The Company enters into separate deferred compensation agreements with each covered employee. The Company recognizes compensation costs pursuant to each individual agreement over the projected service life of each employee as deferred compensation, following the vesting provisions of each individual agreement. The Company has purchased life insurance on the covered employees to fund its obligations under the Management Security Plan.

Other than the plans referred to above, the Company provides no postretirement or postemployment benefits to its employees that would be subject to the provisions of FASB Statement No. 106 or No. 112.

12.  Contingencies

Environmental

The Company is subject to federal, state and local environmental laws and regulations concerning, among other matters, waste water effluents, air emissions and furnace dust disposal.

In August 1987, the Virginia Department of Waste
Management advised the Company of a hazardous waste condition relating to the disposal of hazardous furnace dust at the Company's idled Norfolk facility by the former owners during 1983 and 1984. Based upon the Company's prior experience in correcting similar environmental conditions, it does not expect the costs of corrective action with respect to the hazardous waste condition will exceed the reserves established in previous years.

By letter dated October 20, 1992, the Department of
Toxic Substances Control of the Environmental Protection
Agency of the State of California ("DTSC ") submitted to Barbary Coast Steel Corporation ("BCSC"), a wholly owned subsidiary of the Company, for its review and comment a proposed Consent Order relating to BCSC's idled steel facility at Emeryville, California. BCSC and DTSC executed the terms of a Consent Order on March 22, 1993 and, pursuant to the Consent Order, BCSC has completed an environmental assessment of the site and has nearly completed the remediation of the property. DTSC has approved the work plan. The Company believes that, in connection with the January 1991 closure of the Emeryville mill, it made adequate provisions in its financial statements for the cost of remediating the site.

As part of its ongoing environmental compliance and monitoring programs, the Company is voluntarily developing work plans for environmental conditions involving certain of its operating facilities and other properties which are held for sale. Based upon the Company's study of the known conditions and its prior experience in investigating and correcting environmental conditions, the Company estimates that the potential costs of these site restoration and remediation efforts may range from $3,050,000 to $4,650,000. Approximately
$1,418,000 of these costs is recorded in accrued liabilities at June 30, 1995. The remaining costs principally consist of site restoration and environmental exit costs to ready the idle facilities for sale, and have been considered in determining whether the carrying amounts of the properties exceed their net realizable values. These expenditures are expected to be made in the next one to two years, if the necessary regulatory agency approvals of the Company's work plans are obtained. Though the Company believes it has adequately provided for the cost of all known environmental conditions, the applicable regulatory agencies could insist upon different and more costly remediative measures than those the Company believes are adequate or required by existing law. Otherwise, the Company believes that it is currently in compliance with all known material and applicable environmental regulations.

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

13.   Disposition of Idle Facilities

In Fiscal 1995, the Company entered into an agreement to sell its idle facility in Ballard, Washington. The
Company also has signed a contract with the Port of Seattle to exchange the idle Kent, Washington facility and other property presently in use at the Seattle, Washington steel-making facility for property owned by the Port which will be used in the Company's Seattle operations. The book value of these idle facilities at June 30, 1995 is $14,700,000.




REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


The Board of Directors and Shareholders
Birmingham Steel Corporation

We have audited the accompanying consolidated balance sheets of Birmingham Steel Corporation as of June 30,
1995 and 1994, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended
June 30, 1995. Our audits also included the financial statement schedule listed in the index at Item 14(a)2.
These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Birmingham Steel Corporation at June 30, 1995 and 1994, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 1 to the financial statements, in 1994 the Company changed its method of accounting for income taxes.



                              Ernst & Young LLP
                              -----------------
                              /s/Ernst & Young LLP

Birmingham, Alabama
August 4, 1995



ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None


                       PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE
REGISTRANT

The information contained on pages 4 and 5 of Birmingham
Steel Corporation's Proxy Statement dated September 15,
1995, with respect to directors and executive officers of the Company, is incorporated herein by reference in response to this item.

ITEM 11.  EXECUTIVE COMPENSATION

The information contained on pages 6, 7 and 8 of Birmingham Steel Corporation's Proxy Statement dated
September 15, 1995, with respect to directors and executive officers of the Company, is incorporated herein by reference in response to this item.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT

The information contained on page 2 of Birmingham
Steel's Proxy Statement dated September 15, 1995, with respect to directors and executive officers of the Company is incorporated herein by reference in response to this item.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    None


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
REPORTS ON FORM 8-K


ITEM 14 (a) 1. INDEX TO CONSOLIDATED STATEMENTS COVERED
BY REPORT OF INDEPENDENT AUDITORS

The consolidated financial statements of Birmingham
Steel Corporation are included in Item 8:

Consolidated Balance Sheets-June 30, 1995 and 1994

Consolidated Statements of Income-Years ended June 30,
1995, 1994 and 1993

Consolidated Statements of Changes in Stockholders
Equity-Years ended June 30, 1995, 1994 and 1993

Consolidated Statements of Cash Flows-Years ended June
30, 1995, 1994 and 1993

Notes to Consolidated Financial Statements-June 30, 1995

Report to Independent Auditors-June 30, 1995


ITEM 14 (a) 2.  INDEX TO CONSOLIDATED FINANCIAL
STATEMENT SCHEDULES

The following consolidated financial statement schedules are filed as a separate section of this report.



Form 10-K
Schedules   Description
-----------  -------------------------------------
VIII    -    Valuation and Qualifying Accounts


Schedules other than those listed above are omitted because they are not required or are not applicable, or the required information is shown in the Consolidated
Financial Statements or notes thereto. Columns omitted from schedules filed have been omitted because the information is not applicable.


ITEM 14 (a) 3. EXHIBITS

      The exhibits listed on the Exhibit Index below are filed or incorporated by reference as part of this report and such Exhibit Index is hereby incorporated herein by reference.

Exhibit                       Description of Exhibits


3.1  Restated Certificate of Incorporation of the
Registrant (incorporated by reference from Form 8-A,
Exhibit 2.2, filed November 16, 1986)

3.2.1 By-Laws of the Registrant (incorporated by reference from Form 10-K for the fiscal year ended June
30, 1986, Exhibit 3.2)

3.2.2  Secretary's certification and Amendment to By-
Laws of Registrant dated August 17, 1990 (incorporated by reference from Form 10-K for the fiscal year ended
June 30, 1990, Exhibit 3.2.1)

3.2.3 Amendment to By-Laws of the Registrant dated June
27, 1991. (Incorporated by reference from Form 10-K for the fiscal year ended June 30, 1991, Exhibit 3.2.3)

4.1  Birmingham Steel Corporation $130,000,000 Senior
Note Purchase Agreement dated December 15, 1993 between the Registrant and the following group of investors:
The Equitable Life Assurance Society of the U.S., The
Guardian Life Insurance Company of America, Principal
Mutual Life Insurance Company, The Travelers Indemnity
Company, Jefferson-Pilot Life Insurance Company, Phoenix
Home Life Mutual Life Insurance Company, American United
Life Insurance Company, Canada Life Assurance Company,
Canada Life Assurance Company of America, Canada Life
Assurance Company of New York, Ameritas Life Insurance
Corporation, Berkshire Life Insurance Company, Provident
Mutual Life Insurance Company-CALIC, Provident Mutual
Life Insurance Company of Philadelphia (incorporated by reference from Form 10-Q for quarter ended December 31, 1993, Exhibit 4.1).

10.1  1986 Stock Option Plan of Registrant, as amended
(incorporated  by  reference  from  Registration
Statement on Form S-8 (No. 33-16648), filed August 20,
1987)

10.2 Amended and Restated Management Security Plan, effective January 1, 1994 (incorporated by reference from Form 10-K for year ended June 30, 1994, Exhibit
10.2).

10.3 Steel Billet Sale and Purchase Master Agreement between American Steel & Wire Corporation and QIT-Fer et
Titane, Inc. dated July 1, 1994*

10.4  Billet Supply Agreement between American Steel &
Wire Corporation and The Broken Hill Proprietary Company
Ltd. and BHP Trading Inc.*

10.5.1 Supply Agreement, dated as of August 2, 1985, among MC Acquisition Corp., Birmingham Bolt Company,
Inc., Magna Corporation, Contractors Material Co., Inc., and Hackney Steel Co., Inc. (incorporated by reference from Registration Statement No. 33-945, Exhibit 10.6.3, filed November 20, 1985)

10.5.2  Amendment, dated July 29, 1987, to Supply
Agreement dated August 2, 1985 among BSC Steel, Inc.
(formerly MC Acquisition Corp.), Birmingham Bolt
Company, Inc., Magna Corporation, Contractors Material
Co., Inc. and Hackney Steel Co., Inc. (incorporated by reference from Registration No. 33-22975, Exhibit
10.8.2, filed July 7, 1988)

10.6 1989 Non-Union Employees' Stock Option Plan of the Registrant (incorporated by reference from a Registration Statement on Form S-8, Registration No. 33-
30848, filed August 31, 1989, Exhibit 4.1)

10.7 Restated Non-Union Employees' 401(k) Plan restated as of January 1, 1990 (incorporated by reference from Post-Effective Amendment No. 1 to Form S-8, Registration
No. 33-23563, filed July 12, 1990, Exhibit 4.1)

10.8   Special Severance Benefits Plan of the Registrant
(incorporated by reference from the Annual Report on
Form 10-K for the Year ended June 30, 1989, Exhibit
10.12)

10.9 Agreement for Information Technology Services between the Registrant and Electronic Data Systems
Corporation*

10.10 Lease Agreement, as amended, dated July 13, 1993 between Torchmark Development Corporation and Birmingham
Steel Corporation (incorporated by reference from Annual
Report on Form 10-K for year ended June 30, 1994,
Exhibit 10.11)

10.10.1 Amendment to Lease Agreement, as amended, dated
July 13, 1993 between Torchmark Development Corporation and Birmingham Steel Corporation (incorporated by reference from Annual Report on Form 10-K for year ended
June 30, 1994, Exhibit 10.11.1)

10.11  1990 Management Incentive Plan of the Registrant
(incorporated by reference from a Registration Statement on Form S-8, Registration No. 33-41595, filed July 5,
1991, Exhibit 4.1)

10.12 1992 Non-Union Employees' Stock Option Plan of the Registrant (incorporated by reference from a Registration Statement on Form S-8, Registration No. 33-
51080, filed August 21, 1992, Exhibit 4.1)

22.1   Subsidiaries of the Registrant*

23.1   Consent of Independent Auditors*



* Being filed herewith


ITEM 14 (b).  REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the fourth quarter ended June 30, 1995.

ITEM 14 (c).  EXHIBITS

The response to this portion of item 14 is submitted as a separate section of this report.

ITEM 14 (d). CONSOLIDATED FINANCIAL STATEMENT SCHEDULES



BIRMINGHAM STEEL CORPORATION
SCHEDULE VIII  VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

                                                Additions
                              Balance     -------------------
                                at                 Provision  Less      Balance
                              Beginning               for     Accounts  at End
                                of       Acquisi-   Doubtful  Written     of
                               Year         tion   Accounts     Off      Year
                            ---------   --------   --------- --------- --------
Allowance for doubtful
   accounts:

Year ended June 30, 1995     $1,737        $136     $  558   $1,063     $1,368

Year ended June 30, 1994      1,134         932      1,107    1,436      1,737

Year ended June 30, 1993      1,512           -      1,044    1,422      1,134







                         SIGNATURES

Pursuant to the requirements of Section 13, or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the Undersigned, thereunto duly authorized.

                        BIRMINGHAM STEEL CORPORATION

                        James A. Todd, Jr.  09/29/95
                        ----------------------------
                        James A. Todd, Jr.      Date
                        Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




E. Mandell de Windt           09/29/95    James A. Todd, Jr.      09/29/95
-------------------           --------    ------------------      --------
E. Mandell de Windt           Date        James A. Todd, Jr.      Date
Chairman-Executive Committee              Chairman of the Board,
                                          Chief Executive
                                          Officer, Director

Paul H. Ekberg                09/29/95    Thomas N. Tyrrell       09/29/95
--------------                --------    -----------------       --------
Paul H. Ekberg                Date        Thomas N. Tyrrell       Date
Vice Chairman,                            Vice Chairman,
   Director                               Director

Harry Holiday, Jr.            09/29/95    C. Stephen Clegg        09/29/95
------------------            --------    -----------------       --------
Harry Holiday, Jr.            Date        C. Stephen Clegg       Date
Director                                  Director


George A. Stinson             09/29/95    E. Bradley Jones        09/29/95
-----------------             --------    ----------------        --------
George A. Stinson             Date        E. Bradley Jones        Date
Director                                  Director


Reginald H. Jones             09/29/95    T. Evans Wyckoff        09/29/95
-----------------             --------    -------------------     --------
Reginald H. Jones             Date        T. Evans Wyckoff  Date
Director                                  Director

William J. Cabaniss, Jr.      9/29/95     Robert E. Powell        09/29/95
-----------------------       --------    ------------------      --------
William J. Cabaniss, Jr.      Date        Robert E. Powell        Date
Director                                  Vice President-
                                          Controller

John M. Casey                 9/29/95
---------------------         -------
John M. Casey                 Date
Executive Vice President
& Chief Financial
Officer





INDEX OF EXHIBITS INCLUDED
IN FORM 10-K


EXHIBIT     TITLE

10.3        Steel Billet Sale and Purchase Master
            Agreement between American Steel & Wire
            Corporation and QIT-Fer et Titane, Inc.
            dated July 1, 1994

10.4        Billet Supply Agreement between American
            Steel & Wire Corporation and The Broken
            Hill Proprietary Company Ltd. and BHP
            Trading Inc.

10.9        Agreement for Information Technology
            Services between the Registrant and
            Electronic Data Systems Corporation

22.1        Subsidiaries of the Registrant

23.1        Consent of Independent Auditors






EXHIBIT 10.3      Steel Billet Sale and Purchase Master
Agreement between American Steel & Wire Corporation and
QIT-FER et Titane, Inc.


       STEEL BILLET SALE AND PURCHASE MASTER AGREEMENT
                 BY AND BETWEEN QIT AND AS&W


THIS STEEL BILLET SALE AND PURCHASE MASTER AGREEMENT ("Agreement") was made by and between American Steel and Wire Corporation of 4300 East 49th Street, Cuyahoga Heights, Ohio 44125, U.S.A. ("AS&W") and QIT-Fer et Titane Inc. of 770 Sherbrooke Street West, Suite 1800, Montreal, Quebec H3A 1G1, Canada ("QIT").

NOW THEREFORE, for good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, QIT and AS&W intending to be bound hereby agree as follows:

1.    Sale and Purchase

      QIT shall sell to AS&W, and AS&W shall buy from QIT, Steel Billets under the terms and conditions set forth in this Agreement which includes, and hereby incorporates by reference, the terms and conditions contained in the:

      1.1 "Steel Billet Contract Heads of Agreement" attached hereto as Schedule 1.

      1.2   "Specifications and Billet Selling Prices for
            First Contract Year" attached hereto as Schedule
            2.

      1.3 "Initial Wire Rod Selling Prices" attached hereto as Schedule 3.

      1.4   "Steel Scrap Price" attached hereto as Schedule
            4.

      1.5   "Other Terms and Conditions" attached hereto as
            Schedule 5.

      Schedule 6, which is attached but not included or incorporated in this Agreement, contains mere guidelines and is not binding on either AS&W or QIT. Schedule 6 does not contain any terms or conditions that in any way obligate either AS&W or QIT.

2.    Priority

      As used herein, "priority" means that the terms and conditions of a document govern and control the terms and conditions of another document in the event of a conflict between the terms or conditions of those documents. Each of the following lower numbered documents shall have priority over any higher numbered document as follows--in order of priority:

      2.1   This Agreement;

      2.2   Schedule 1;

      2.3   Schedule 2;

      2.4   Schedule 3;

      2.5   Schedule 4;

      2.6   Schedule 5;

      2.7 For administrative purposes, AS&W and QIT intend to exchange purchase orders, acknowledgments, invoices and similar documents ("Administrative Documents") as a result of this Agreement. The Administrative Documents do not and shall not modify, amend, supplement or explain this Agreement (including its Schedules), or be interpreted as doing so, but the Administrative Documents shall follow Schedule 5 in priority if they are so interpreted.

      2.8 Schedule 6 does not and shall not modify, amend, supplement or explain this Agreement (including its other Schedules), or be interpreted as doing so, but Schedule 6 shall follow the Administrative Documents in priority if it is so interpreted.

      This Agreement's or a Schedule's reference to or incorporation of certain Schedules' terms and conditions, or of the provisions of a Schedule, shall not change their foregoing priority. For example, the reference in paragraph 20 of this Agreement to terms and conditions of Schedule 5 shall not change their foregoing priority (2.6) to the priority that this Agreement has (2.1).

3.    Term

      The term of this Agreement shall be July 1, 1994, up through and including June 30, 1997, and any renewal period, as provided in Schedule 1, Articles 1 and 2.

4.    Quantity

      The quantity sold and purchased under this Agreement, and the timing thereof, shall be as provided in Schedule 1, Articles 3 and 4.

5.    Price

      The price for Steel Billets sold and purchased under this Agreement, from June 1, 1994, and thereafter, shall be as provided in Schedule 1, Article 5, and Schedules 2, 3 and
4; except that:

      5.1 If QIT and AS&W fail to agree on a price for alloy steels or for Changed Specifications after negotiation as provided in Schedule 1, Article 5
            (III) and (V), respectively, QIT shall have no duty to sell and AS&W shall have no duty to buy any alloy steels or any Steel Billets with Changed Specifications but this Agreement shall not be terminated solely for such failure to agree or lack of duty in reference to alloy steels or Steel Billets with Changed Specifications; and

      5.2   If the American Metal Market Weekly Shredded
            Scrap Composite Price index provided for in
            Schedule 4 ceases to be published, QIT and AS&W shall endeavour to agree on a substitute index but, if they fail to agree or such substitute index does not exist, this Agreement may be terminated as provided in subparagraph 12.1.

6.    Ordering Procedure and Delivery

      Ordering Procedure and Delivery shall be as provided in Articles 6 and 7 respectively of Schedule 1.

7.    Payment and Interest

      The Terms of AS&W's payments to QIT shall be as provided in Schedule 1, Articles 8 and 5 (I). Interest shall automatically accrue every day on AS&W's overdue amounts. The daily interest rate shall be 1/365 multiplied by the sum of three percent (3%) and the prime rate in the Wall Street Journal's Money Rates (i.e., the base rate on corporate loans posted by at least seventy-five percent (75%) of the nation's thirty (30) largest banks) that is published on the payment due date with respect to each order involved or, if none is published on such due date, on the first date after such due date that such prime rate is published. QIT shall have the discretion to waive, in part or in whole, AS&W's duty to pay such interest. Unless so waived, AS&W shall pay such interest to QIT monthly.

      AS&W shall have no right to offset, deduct or hold back any amount (whether for asserted non-conformity, non-performance, breach, additional cost of replacements, or any other asserted reason or damage) against any part of the price, payment or interest due to QIT with respect to any order of Steel Billets.

8.    Quality Assurance

      Quality assurance shall be as provided in Schedule 1,
Article 9.

9.    Confidentiality and Audit

      There shall be confidentiality as provided in Schedule 1, Article 10, and either party may request an independent Auditor subjected to such confidentiality to review any or all required price calculations as provided in Schedule 1,
Article 12.

10.   Force Majeure

      The terms and conditions of force majeure shall be as provided in Schedule 1, Article 11.

11.   Specifications

      "Steel Billets", as used in this Agreement, means steel continuously cast in square cross-sections nominally of 130 mm x 130 mm and in nominal length of 10.2 meters, or in square cross-sections nominally of 160 mm x 160 mm and in nominal length 10.2 meters, or such other physical specifications as may be agreed by the parties in an amendment to this Agreement. Only one cross-section size shall be required to be produced at any one time, except during a period of transition from one cross-section to another according to mutually agreeable terms, or as provided in Schedule 1, Article 3 (VI).

      Steel Billets sold and purchased under this Agreement shall be produced by QIT pursuant to such other
Specifications as provided in Schedule 2.

12.   Termination

      AS&W may terminate this Agreement if any of the events specified in subparagraph 12.1 occur or if any of the events specified in subparagraphs 12.2 to 12.10, inclusive, occur with respect to QIT at any time, and QIT may terminate this Agreement if any of the events specified in subparagraph
12.1 occur or if any of the events specified in subparagraphs 12.2 to 12.10, inclusive, occur with respect to AS&W at any time, upon, in all cases, written notice by the terminating party to the other party, and without prejudice to any of the other rights or remedies, if any, of the terminating party:

      12.1 The parties have failed to agree on a substitute index or such an index does not exist, as provided in subparagraph 5.2, after receiving thirty (30) days' notice thereof from the other party;

      12.2 Except as provided in subparagraphs 19.2 and 19.4, a party breaches or fails to perform any obligation or duty of such party provided for in this Agreement and fails to cure any such breach or failure within thirty (30) days after receiving notice thereof from the other party;


      12.3 A party ceases or suspends its operations other than as provided for in Schedule 1 and fails to resume such operations within ten (10) days;

      12.4 A party experiences financial or other difficulties that give the other party reasonable grounds for insecurity and fails to provide adequate assurance of due performance within thirty (30) days of demand by such other party;

      12.5        A party repudiates this Agreement and
                  fails to retract such repudiation
                  unconditionally and provide adequate
                  assurance of due performance within ten
                  (10) days thereafter;

      12.6 A party becomes insolvent, evidenced by an inability to pay its debts generally as such debts become due or otherwise, or makes an assignment for the benefit of creditors;

      12.7        A trustee, receiver or liquidator is
                  appointed for either party or for all or a substantial part of its assets;

      12.8 Bankruptcy, reorganization, insolvency or similar proceedings are commenced by or against a party under the laws of any jurisdiction in which the party or a substantial portion of its assets is located and, in the case of any such proceeding commenced against such party, it consents to relief or fails to secure the dismissal of such proceeding within thirty (30) days after it is commenced;

      12.9 The board of directors or other governing body of a party resolves to liquidate, dissolve, or wind up the affairs of such party; and/or

      12.10 All or a substantial part of the assets of a party are subject to levy, execution, seizure, sale or other judicial process that is not dissolved, stayed, or satisfied within ten (10) business days.

13.   Assignment and Parties in Interest

      This Agreement shall not be assigned or transferred in whole or in part by either party without the prior written consent of the other party, which consent shall not be unreasonably withheld. Any assignment or transfer without such consent shall be void. This Agreement shall be binding upon the parties hereto and, provided such consent has been given, upon their respective successors and/or assigns.

14.   Governing Law

      This Agreement, and the acts or omissions (whether tortious or not) of any party arising from or relating to this Agreement (or any part thereof), shall be governed, interpreted, construed and enforced in accordance with the substantive laws of the State of Ohio and shall be subject to such laws. QIT and AS&W exclude from application the United Nations Convention on Contracts for the International Sale of Goods and the Hague Convention, and those Conventions shall not apply.

15.   Negotiation and Conciliation

      15.1        Negotiation

      If any party has any dispute, controversy, claim, demand or difference arising from or relating in any way to this Agreement (or any part thereof), or the acts or omissions (whether tortious or not) of the other party (including, without limitation, any asserted non-conformity, non-performance, breach, invalidity, unenforceability or termination under or of this Agreement or any part thereof) ("Dispute"), such party shall notify the other of such Dispute and the parties shall use their best efforts to negotiate in good faith and settle such Dispute. If, by negotiation, the parties do not settle such Dispute within a period of thirty (30) days from said notice, then such Dispute shall be finally settled under the then prevailing Rules of Conciliation and Arbitration of the International Chamber of Commerce ("I.C.C.") in the manner provided in this Agreement.

      15.2        Conciliation

      Any Dispute between the parties may be submitted to conciliation under the then prevailing Rules of Optional Conciliation of the I.C.C. If the parties do not agree to submit such Dispute to conciliation within a period of thirty (30) days from the notice of Dispute as provided in subparagraph 15.1, either party may give notice to the other party that the Dispute shall be arbitrated as provided in paragraph 16 by filing a Request for Arbitration in accordance with the then prevailing I.C.C. Rules of Arbitration. The conciliation shall be held in Toronto, Ontario, unless the parties agree otherwise, and shall be conducted in the English language.

      15.3        Exception

      A claim or demand by QIT against AS&W for the price of Steel Billets, for payment of overdue amounts or interest, or for AS&W's breach of or failure to perform its duties under paragraph 7 shall not be a Dispute subject to the foregoing provisions on negotiation or conciliation.

16.   Arbitration

      16.1        Arbitrable Disputes

      Upon the giving of notice of arbitration as provided in subparagraph 15.2, any Dispute between the parties shall be submitted to and finally settled by arbitration in accordance with the then prevailing I.C.C. Rules of Arbitration and the provisions of this Agreement.

      16.2        Exception

      A claim or demand by QIT against AS&W for the price of Steel Billets, for payment of overdue amounts or interest, or for AS&W's breach of or failure to perform its duties under paragraph 7 shall not be a Dispute subject to the provisions on arbitration.

      16.3        Location and Language

      The arbitration shall be held in Toronto, Ontario, unless the parties agree otherwise, and shall be conducted in the English language.

      16.4        Selection of Arbitrator(s)

      The arbitration shall be presided over by one or more arbitrators. If the parties are unable to agree on a single arbitrator within thirty (30) days of the date when the Request for Arbitration is provided to the other party, then each party shall appoint one arbitrator and the third arbitrator, who shall serve as chairperson, shall be chosen by the two arbitrators chosen by the parties within thirty
(30) days of their appointment, failing which, by the International Court of Arbitration.

      16.5        Governing Rules and Law

      Any arbitrable Dispute shall be arbitrated under the then prevailing I.C.C. Rules of Arbitration, the provisions of this Agreement and the governing substantive laws of Ohio as provided in paragraph 14. In granting a remedy or relief in the decision and award, or in rendering the decision and award, the arbitrator(s) shall apply such Rules, provisions and laws.

      16.6        Decision and Award

      The decision and award of the arbitrator(s) shall be binding upon the parties and final, and shall have the force and effect of and be enforceable as a judgment. The decision and award, and the judgment that it constitutes, shall not be subject to vacation, setting aside, modification or appeal.

      16.7        New York Convention

      The Convention on the Recognition and Enforcement of Foreign Arbitral Awards is not excluded from application, and shall apply as and to the extent provided herein.

      16.8        Fees and Expenses

      The fees and expenses of the arbitration and arbitrator(s) shall be assessed by and in the discretion of the arbitrator(s) against any party or parties. Each party shall bear its own attorneys' fees, if any.

      16.9        Submission to Jurisdiction and Forum

      Each party submits to the arbitral jurisdiction and forum as provided in paragraph 16.


17.   Survival

      Except for the duties of QIT to sell and AS&W to purchase Steel Billets, the provisions of this Agreement shall survive the termination of this Agreement.

18.   Miscellaneous

      18.1        Insurance and Indemnity

      Neither party shall be required or obligated to:
indemnify the other party; or procure insurance at the request of the other party.

      18.2        Severability

      If any provision in this Agreement shall be held invalid, illegal or unenforceable under present or future governing laws, the validity, legality and enforceability of the remaining provisions shall not be affected or impaired thereby, and in lieu of such invalid, illegal and/or unenforceable provision, there shall be added automatically as a part of this Agreement a provision as similar in terms to such invalid, illegal and/or unenforceable provision as may be possible which is valid, legal and enforceable.

      18.3        Rights and Remedies

      Except as otherwise provided in this Agreement, all rights and remedies of a party under this Agreement or law are separate and cumulative and the exercise of one shall not in any way limit or prejudice the exercise of any other such right or remedy.

      18.4        Waiver

      No waiver shall be deemed to have been made by any party unless the same shall have been made in writing. Each waiver, if any, shall be a waiver only with respect to the specific instance involved and shall in no way impair the rights or remedies of the waiving party or the obligations or duties of the other party in any other respect at any other time.

      18.5        Notices

      Any notice provided for in this Agreement shall be given in writing even if also given orally. Any such notice shall be deemed duly given if sent by confirmed telecopy or facsimile addressed to the intended recipient (and copied person) as set forth below:

      If to QIT:        IAN D. OLLIFF
                        Manager Steel Sales
                        1625, rte Marie-Victorin
                        Tracy, Quebec
                        Canada  J3R  1M6
                        FAX:  (514) 746-9433 or
                              (514) 746-1101
                        PHONE:(514) 746-3354

                        Copy to:
                        QIT'S GENERAL COUNSEL
                        770 Sherbrooke Street West
                        Suite 1800
                        Montreal, Quebec
                        Canada  H3A 1G1
                        FAX:  (514) 286-9336
                        PHONE:(514) 288-8400

      If to AS&W:       LAWRENCE C. WISE
                        General Manager Materials
                        4300 East 49th Street
                        Cuyahoga Heights, Ohio
                        United States  44125
                        FAX:  (216) 429-7690 or

                              (216) 429-8824
                        PHONE:(216) 429-7655

                        Copy to:
                        THOMPSON, HINE & FLORY
                        1100 National City Bank Building
                        629 Euclid Avenue
                        Cleveland, Ohio  44114-3070
                        FAX:  (216) 566-5583
                        PHONE:(216) 566-5500

      Any party may give any such notice using any other means (including, without limitation, personal delivery, expedited courier, messenger service, telex, certified or ordinary mail, or electronic mail), but no such notice shall be deemed to have been duly given unless and until it actually is received by the individual for whom it is intended. Any party may change the intended recipient, address or fax number to which any such notice is to be given upon notice to the other party in the manner herein set forth. Notice shall be deemed given as of the day and time such notice is sent provided it actually is received by the individual for whom it is intended.

19.   WARRANTY DISCLAIMERS AND REMEDY LIMITATIONS

      QIT warrants that the Steel Billets sold by QIT shall conform, when delivered, to the Specifications under paragraph 11.

      19.1 THE WARRANTY EXPRESSED ABOVE IN THIS PARAGRAPH IS THE SOLE AND EXCLUSIVE WARRANTY MADE BY QIT, AND IS IN LIEU OF ALL OTHER WARRANTIES OF ANY KIND, WHETHER IMPLIED OR EXPRESS, (INCLUDING, WITHOUT LIMITATION, ANY WARRANTY OF MERCHANTABILITY OR OF FITNESS FOR A PARTICULAR PURPOSE). THERE ARE NO WARRANTIES WHICH EXTEND BEYOND THE DESCRIPTION ON THE FACE HEREOF. THERE ARE NO IMPLIED WARRANTIES OF MERCHANTABILITY OR OF FITNESS FOR A PARTICULAR PURPOSE. EXCEPT FOR THE WARRANTY EXPRESSED ABOVE IN THIS PARAGRAPH, QIT SELLS THE STEEL BILLETS "AS IS".

      19.2        AS&W'S SOLE AND EXCLUSIVE REMEDY, AND THE
LIMIT OF QIT'S LIABILITY, SHALL BE:

            19.2.1      IN THE EVENT OF A BREACH OF
WARRANTY, OR OF NON-CONFORMING STEEL BILLETS: A MONEY
ALLOWANCE OR PRICE ADJUSTMENT ACCEPTABLE TO THE PARTIES; OR
THE REMOVAL OR OTHER DISPOSAL OF SUCH STEEL BILLETS FROM
AS&W'S MILL, AND THE REPLACEMENT OF SUCH STEEL BILLETS WITH
CONFORMING STEEL BILLETS;

            19.2.2      IN THE EVENT OF A FORESEEN INABILITY
TO MEET SUPPLY COMMITMENTS AS PROVIDED IN SCHEDULE 1,
ARTICLE 4 (II):  THE ALTERNATIVE REPLACEMENT PROCEDURE AS
PROVIDED THEREIN; AND

            19.2.3      IN ANY OTHER EVENT OF BREACH OR OF
FAILURE TO PERFORM UNDER THIS AGREEMENT BY QIT, THE RIGHT TO
TERMINATE THIS AGREEMENT AS PROVIDED IN SUBPARAGRAPH 12.2.

      19.3 NOTWITHSTANDING ANY OTHER PROVISION OF THIS AGREEMENT TO THE CONTRARY, QIT SHALL NOT BE LIABLE TO AS&W FOR ANY DAMAGES: WHETHER DIRECT OR INDIRECT; WHETHER FOR INDEMNITY OR CONTRIBUTION; WHETHER INCIDENTAL OR CONSEQUENTIAL (INCLUDING WITHOUT LIMITATION, LOST PROFITS, LOSS OF USE, LOSS OF OR DAMAGE TO GOODWILL OR CREDIT, INTEREST, LOSS OF OR DAMAGE TO REAL OR PERSONAL PROPERTY, OR ECONOMIC LOSS OR DAMAGE); WHETHER SPECIAL, PENAL, PUNITIVE OR EXEMPLARY; AND WHETHER BASED ON CONTRACT, TORT OR OTHER CAUSE OF ACTION OR CLAIM. THIS SUBPARAGRAPH IS INDEPENDENT OF AND NOT AFFECTED BY THE EXISTENCE OR NOT OF ANY REMEDY OR OTHER LIMITATION OF REMEDY. THIS SUBPARAGRAPH IS NOT INTENDED TO NEGATE SUBPARAGRAPHS 19.2.1 THROUGH 19.2.3.

      19.4        AS&W SHALL GIVE QIT WRITTEN NOTICE OF THE
OCCURRENCE OF ANY OF THE EVENTS PROVIDED IN SUBPARAGRAPHS
19.2.1 THROUGH 19.2.3 WITHIN THIRTY (30) DAYS' OF AS&W'S
DISCOVERY OF ITS OCCURRENCE OR BE BARRED FROM THE REMEDY
PROVIDED THEREIN.

20.   Other Terms and Conditions

      Other terms and conditions shall be governed by QIT's standard terms and conditions as provided in Schedule 5.

21.   Modification

      This Agreement (including Schedules 1 through 5) may not and shall not be modified, amended or supplemented except by a writing stating that it is intended as a modification to this Agreement and signed by a duly authorized representative of each party. No terms or conditions, other than those stated in this Agreement
(including Schedules 1 through 5), shall be binding upon either party unless so modified.

22.   Final, Complete and Exclusive Agreement

      The parties intend this Agreement (including Schedules 1 through 5) as, and it shall be their final, definite, complete and exclusive agreement with respect to its subject matter. There are no oral or written, express or implied representations, affirmations, promises, commitments, contracts, understandings or agreements other than as set forth in this Agreement (including Schedules 1 through 5). All proposals, negotiations, representations, affirmations, promises, commitments, contracts, understandings or agreements, if any, made at any time with reference hereto are superseded by this Agreement and merged in the manner set forth in this Agreement (including Schedules 1 through 5).

IN WITNESS WHEREOF, AS&W and QIT have jointly drafted, read, understood and caused this Agreement to be executed by their respective duly authorized representatives.



AMERICAN STEEL & WIRE CORPORATION

BY:   WALTER ROBERTSON III

Name & Title:     Walter Robertson III
                  President


QIT-FER ET TITANE INC.

BY:   TERENCE F. BOWLES

Name & Title:     Terence F. Bowles
                  Executive Vice President




EXHIBIT 10.4      Billet Supply Agreement between American
Steel & Wire Corporation and The Broken Hill Proprietary
Company Ltd. and BHP Trading Inc.





                   BILLET SUPPLY AGREEMENT

                           BETWEEN

             AMERICAN STEEL AND WIRE CORPORATION

                             AND

           THE BROKEN HILL PROPRIETARY COMPANY LTD

                       BHP TRADING INC





This steel supply agreement is made between


American Steel and Wire Corporation
4300 East 49th Street
Cuyahoga Heights
Ohio
United States of America  44125


and


The Broken Hill Proprietary Company Limited
ACN 004 028 077
140 William Street
Melbourne
Australia  3000

and its subsidiary,

BHP Trading Inc.
5800 S Eastern Ave
5th Floor
Commerce
California  90040-09990
United States of America


AS&W is desirous of obtaining a reliable and continuing source of supply of steel billets to be used at AS&W's
Cuyahoga Works and Joliet Works.

BHP desires to supply to AS&W and AS&W desires to purchase from BHP steel billets that can be reasonably produced at Newcastle, according to AS&W's grade specifications at the quantities as provided within this agreement.


PART 1      DOCUMENT CONTROL

1.1         CONTENTS

            Part 1      DOCUMENT CONTROL
                        1.1   CONTENTS
                        1.2   CONTROLLED DISTRIBUTION LIST
                        1.3   TERM AND TERMINATION
                        1.4   AMENDMENT PROCEDURE
                        1.5   INCORPORATION BY REFERENCE
                        1.6   ASSIGNMENT
                        1.7   WAIVER
                        1.8   APPLICABLE LAW
                        1.9   TITLES
                        1.10  DEFINITIONS
                        1.11  AUTHORISATION/PAGE ISSUE
                              STATUS
                        1.12  AMENDMENT REGISTER

            Part 2      SUPPLY SPECIFICATIONS
                        2.1   GRADE SPECIFICATIONS
                        2.2   PHYSICAL SPECIFICATIONS
                        2.3   AMENDMENT PROCEDURES

            Part 3      QUALITY SYSTEM REQUIREMENTS

            Part 4      SYSTEM OPERATION
                        4.1   NON-CONFORMING PRODUCT
                        4.2   CORRECTIVE ACTION
                        4.3   COMPLAINTS
                        4.4   PERFORMANCE FEEDBACK
                        4.5   REVIEW

            Part 5      COMMERCIAL ARRANGEMENTS
                        5.1   QUANTITY OF STEEL BILLETS TO
                              BE SOLD/PURCHASED
                        5.2   DELIVERY
                        5.3   ORDERS AND SHIPMENTS
                        5.4   PRICE
                        5.5   CREDIT TERMS
                        5.6   FORCE MAJEURE/ALLOCATION OF
                              PRODUCTION


1.2         CONTROLLED DISTRIBUTION LIST

Copy No     Copy Holder
-------     -----------
   1        Vice President Finance - American Steel and Wire
   2        Vice President Materials - American Steel and
            Wire
   3        Marketing Manager International - BHP-Rod & Bar
            Products Division
   4        Vice President Steel Division, BHP Trading Inc -
            Los Angeles


1.3         TERM AND TERMINATION

            This Agreement shall be effective on the date entered into and shall remain in full force and effect for a period of three (3) contract years commencing on 1st June 1994 and continuing until 31st May 1997 unless this Agreement is sooner terminated or further extended as provided hereunder.


1.4         AMENDMENT PROCEDURE

            No terms of conditions, other than those stated herein, and no agreement or understanding, oral or written, in any way purporting to modify these terms or conditions, shall be binding upon either party unless the amendment is made by altering, adding to or deleting, the relevant pages in this document and such changes are recorded and authorised by each party. It will be the responsibility of each copyholder to replace amended pages and record the amendment in the Amendment Register. Document control will be managed by Export Market Manager, BHP-RBPD.


1.5         INCORPORATION BY REFERENCE

            Any clause required to be included in an agreement of this type by any applicable law or administrative regulation having the effect of law shall be deemed to be incorporated herein.


1.6         ASSIGNMENT

            This Agreement may not be assigned in whole or in part by either party without the prior written consent of the other, which consent shall not be unreasonably refused.


1.7         WAIVER

            Waiver by either party of any breach of any of the provisions hereof shall not be construed as a waiver of any other breach.


1.8         APPLICABLE LAW

            This Agreement shall be construed in accordance with, and all disputes hereunder shall be governed by the laws of the State of Ohio, USA.


1.9         TITLES

            The titles of the paragraphs in this Agreement are for the convenience of reference only and are not to be considered in construing this Agreement.


1.10        DEFINITIONS

            BHP - The Broken Hill Proprietary Company
                  Limited
            AS&W - American Steel and Wire Corporation
            Newcastle Works - BHP's Steelworks located at
                  Newcastle, Australia
            Cuyahoga Works - AS&W's Steelworks located at
                  Cuyahoga Heights, Cleveland, Ohio
            Joliet Works - AS&W's Steelworks located at
                  Joliet, Illinois
            ID - BHP's International Division
            RBPD - BHP's Rod and Bar Products Division
            Ton - A US short ton = 2000 lbs = 0.907 Metric
                  Tonnes
            FOB Buyer Facility - Free in Store (FIS)
            Heat lot order quantity = 210 ton (190 MT)
            BHPTI = BHP Trading Inc


1.11        PAGE ISSUE STATUS/AUTHORISATION

1.11.1      PAGE ISSUE STATUS

            Part        Pages       Issue          Date
            ----        -----       -----       -----------
            Preamble      1           1         5 March '94
              1           6           1         5 March '94
              2           1           1         5 March '94
              3           1           1         5 March '94
              4           2           1         5 March '94
              5           5           1         5 March '94

1.11.2      AUTHORISATION

            In witness whereof, the parties hereto have caused this Agreement to be executed by their respectively authorised representatives effective on the day and year written above.


      R. W. Kirkby                  Thomas N. Tyrrell
      ------------------------      -----------------------
      R. W. Kirkby                  Thomas N. Tyrrell

      Group General Manager         President
      BHP Rod and Bar Products      American Steel and Wire
        Division                      Corporation



      Frank Brown
      ------------------------
      Frank Brown

      BHP Trading Inc.


1.12        AMENDMENT REGISTER

Part # Page # New Issue # Date Amendment Nature Initials
------ ------ ----------- ---- ---------------- --------


PART 2      TECHNICAL SUPPLY SPECIFICATION

2.1         GRADE SPECIFICATIONS

            AS&W's grade specifications or types of steel billets that BHP agrees to sell and AS&W agrees to buy during the term of this Agreement shall be set forth in a side letter agreement and subsequent amendments.


2.2         PHYSICAL SPECIFICATIONS

            Billets are supplied to the requirements of AS&W's physical specifications as follows:

                                                    Date
            Specifi-                                 of
            cation      Description                Issue
            --------    -----------               -------
            CUY-1       Requirement for Cuyahoga  19 Jun 91
            JOL-1       Requirement for Joliet     2 Apr 91
            MPL-1       Marking and packing       31 Jan 91
                          instructions


2.3         AMENDMENT PROCEDURE

            Amendments to the specifications shall be subject to enquiry and agreement will be evidenced by BHP returning AS&W's Supplier
            Acceptance Form, Form No PURC 112.


PART 3      QUALITY SYSTEM REQUIREMENTS

3.1 The quality of the steel billets supplied to AS&W is the responsibility of BHP. BHP agrees to work with AS&W in maintaining formal quality systems to meet AS&W's specification requirements.


3.2 BHP must be able to demonstrate the existence of a formal quality system meeting the requirements of Australian Standard 3902/ISO 9002.


3.3 Processes must be shown to be capable of meeting specified requirements and show evidence of statistical control.


3.4 BHP will provide data on major changes involving practices or SOPs which may affect AS&W's operations.


3.5 Evidence that steel billets meet the specified requirements shall be available if required, to AS&W. Such evidence would be:

            (a)   Test results
            (b)   Inspection results
            (c)   Quality records
            (d)   Standard operating procedures
            (e)   Quality management system reports
            (f)   QA audit (system and product) reports


PART 4      SYSTEM OPERATION

4.1         NON-CONFORMING PRODUCT

            Product not conforming to specified requirements must not be delivered to AS&W unless:

            (a)   This is part of an agreed corrective
                  action specified in an appropriate QA
                  document, and/or
            (b) Has been referred to and accepted by the nominated representative of AS&W on the AS&W Heat Referral Form.


4.2         CORRECTIVE ACTION

            When a non-conformance occurs, an appropriate corrective action must be responded to within the period set out in the Supplier Service
            Specification for a particular quality event in order to prevent a recurrence of the non-conformance.

            A record of all non-conformances and corrective actions taken will be maintained by AS&W.


4.3         COMPLAINTS

            When a non-conformance is identified with billets supplied by BHP then a Non-conforming
            Product Report is initiated by AS&W and sent to the Technical Service Manager, RBPD, who will register it and co-ordinate the identification of corrective actions required. A copy of the completed Corrective Action Report will be returned to the sender.


4.4         PERFORMANCE FEEDBACK

            AS&W will collect data on Key Performance
            Indicators (KPIs) covering agreed aspects of the supply specifications. The KPI data shall be provided to BHP-RBPD on a monthly basis.


4.5         REVIEW

            Meetings will be held between BHP and AS&W at intervals of about three months.

            These meetings will review the operation of the supply agreement, set and review KPIs based on supply specification and assess the effectiveness of actions taken to address non-conforming product and complaints.


PART 5      COMMERCIAL ARRANGEMENTS

5.1         QUANTITY OF STEEL BILLETS TO BE SOLD/PURCHASED

5.1.1 For the first year during the term of this agreement, BHP agrees to sell to AS&W and AS&W agrees to purchase from BHP upon BHP's standard conditions of sale, a minimum of 80,000 metric tonnes per year of AS&W's requirements for steel billets at its Cuyahoga and Joliet Works.
            Annual tonnages for subsequent years will be subject to negotiation during February/March of each year. The aim is to supply the annual tonnage in approximately equal quarterly quantities. Reasonable efforts will be made to ship quarterly quantities in approximately equal vessel cargo lots.

5.1.2       The annual quantities may be divided or
            allocated between AS&W's respective Works in such amounts as AS&W designates in its individual orders issued pursuant to Paragraph
            5.3.

5.1.3 Additional tonnages of billets may become available during the course of each year.
            During the first year of this agreement, this additional quantity could be as high as 20,000 metric tonnes. These additional tonnages of billets may become available either at the normal time of quarterly negotiation or during the course of each calendar quarter.


5.2         DELIVERY

            Delivery of such Steel Billets will be made by BHP to AS&W, FOB buyer's facility, at Cuyahoga
            Heights Ohio or Joliet Illinois, unless
            otherwise specifically agreed by the parties.


5.3         ORDERS AND SHIPMENTS

5.3.1 At least ninety (90) days prior to the required date of despatch, AS&W will notify BHPTI of the grade, quality, size, etc, of such Steel Billets as required that AS&W desires to purchase from BHP during each calendar quarter for delivery to Cuyahoga and/or Joilet Works. Each such notice shall be acknowledged and negotiated, and agreement evidenced by BHPTI's standard order acknowledgement form and AS&W's purchase order, which said forms shall set forth the precise quantity of each grade, quality and size of the Steel Billets that BHP will furnish to AS&W for that quarter (and scheduled shipping dates), and shall also bear the current BHPTI standard terms and conditions of sale together with any special conditions which may apply from time to time by agreement between the parties.

5.3.2 AS&W's minimum quarterly orders for the purchase of individual grades of steel billets shall be in four (4) heat sequences, unless otherwise specifically agreed by the parties, as evidenced by the return of AS&W's Supplier Acceptance Form, Form No PURC 112.

5.3.3 Each delivery of Steel Billets shall be deemed to be sold under separate contracts of sale and no default by BHP of or with respect to any delivery or instalment shall entitle AS&W to treat this Agreement as breached or repudiated in regard to any balance or instalment with respect to which there is no default or breach, provided however, that either party shall have the right to treat this Agreement as breached or repudiated in the event of material breach by the other of its obligations hereunder, which breach remains uncured for a period of sixty
            (60) days after written notice of such breach is provided by one party to the other.

5.3.4 Amendment to orders by AS&W shall be accepted by RBPD providing the billets have not been produced and sufficient notice is given to allow alteration of RBPD's steelmaking production schedules. Acceptance of amendments shall be evidenced by BHPTI's standard order acknowledgement form.


5.4         PRICE

5.4.1       Prior to the placement of orders for each three
            (3) month period prices will be renegotiated and adjusted for such competitive allowance with respect to individual product grades and agreed to by AS&W and BHPTI (subject to the conditions provided in this Agreement) one (1) month in advance of the commencement of each three (3) month period.

5.4.2 In the event BHPTI and AS&W are unable to reach agreement (due to any reason/s whatsoever) on the price of steel billets, then AS&W shall have the right to purchase those affected Steel Billet products or items for which the parties are unable to reach agreement on price from other sources for the three (3) month period involved without further obligation of either party to the other with respect to such items during such period. Such affected Steel Billet products or items shall be subject to renegotiation and supply upon the conditions hereof commencing with the next succeeding three
            (3) month period of this Agreement.

5.4.3       Deleted

5.4.4       Deleted


5.5         CREDIT TERMS

5.5.1 Credit terms shall be as agreed to by AS&W and BHP Trading Inc, and set forth in a side letter agreement, and subsequent amendments.


5.6         FORCE MAJEURE/ALLOCATION OF PRODUCTION

5.6.1 In the event the Newcastle Plant's performance hereunder is delayed or made impossible or commercially impracticable due to fire, explosion, strike or other difference with workers, shortage of utility, facility, material or labour, delay in transportation, breakdown or accident, compliance with or other action taken to carry out the intent or purpose of any law or regulation, or any other cause beyond BHP's reasonable control, BHP shall have such additional time within which to perform this Agreement as may be reasonably necessary under the circumstances and shall have the right to apportion its production among its customers and its own use in such manner as it may consider to be equitable. In the event of force majeure at BHP Newcastle Works, AS&W shall be permitted, by mutual agreement, to cancel any unfulfilled order items that BHP is unable to supply during the force majeure period and purchase those items elsewhere. AS&W shall be permitted to continue purchases of such affected items until the force majeure is resolved and for such reasonable period thereafter as may be necessary for AS&W to adjust downward its purchases from temporary sources before resuming its full purchase obligation hereunder; provided, however, that if the probable longevity of any such force majeure occurrence can be determined by mutual agreement, AS&W agrees to purchase from temporary sources only the amount of affected steel billet products needed for that period. A force majeure will apply when both parties mutually agree that an interruption of billet supply has or will occur.

5.6.2 The term of this Agreement shall be extended for a period equivalent to any force majeure which results in AS&W's cancellation of unfulfilled orders, and purchase of affected items elsewhere upon the conditions as herein above provided.



EXHIBIT 10.9      Agreement for Information Technology
Services between the Registrant and Electronic Data Systems
Corporation





                          AGREEMENT

                             FOR

               INFORMATION TECHNOLOGY SERVICES

                           between

                BIRMINGHAM STEEL CORPORATION


                             and

            ELECTRONIC DATA SYSTEMS CORPORATION






                          AGREEMENT
                             FOR
               INFORMATION TECHNOLOGY SERVICES


      THIS AGREEMENT, dated as of March 29, 1995 (the
"Agreement Date") is by and between Birmingham Steel
Corporation, a Delaware corporation ("BIR"), and Electronic
Data Systems Corporation, a Texas corporation ("EDS").


         ARTICLE I.  AGREEMENT, TERM AND DEFINITIONS

1.1 Agreement. During the Term, as defined herein, EDS will supply to BIR, and BIR will purchase from EDS, all information technology requirements of BIR in the continental United States, all upon and subject to the terms and conditions specified in this Agreement. The parties acknowledge and agree that EDS is the exclusive provider of information technology services for BIR during the Term. Initially, EDS will provide those Services, as defined herein, described as Ongoing Services and Project BIR MRP (the "Initial Services") in the statements of work, attached hereto as Schedules 1.1(a) and 1.1(b), respectively, and made a part hereof, in the continental United States only. However, as BIR needs or desires information technology services other than the Initial Services, BIR shall request those services from EDS, and EDS and BIR shall negotiate in good faith with regard to the provision of such other services. Such services other than the Initial Services and Project BIR MRP will be referred to herein as the "Future Requirements." In the event the parties cannot agree on the price for any of the Future Requirements, EDS shall perform such Future Requirements on a "time and materials" basis at its then current standard rates which are published annually with the appropriate discounts as reflected in Schedule 1.1(c). Once the parties have agreed as to the material terms and conditions of such Future Requirements, a statement of work will be developed for each set of Future Requirements and this Agreement will be amended as appropriate to include the statement of work for such Future Requirements.

1.2 Term of Agreement. The initial term of this Agreement will begin on April 1, 1995 (the "Effective Date"), and will end on the tenth anniversary of the Effective Date, subject to extensions of this Agreement pursuant to the terms and conditions of Section 8.1. The initial term of this Agreement and the extensions pursuant to Section 8.1, if any, will be referred to herein as the "Term." The date on which this Agreement expires due to passage of time is referred to in this Agreement as the "Expiration Date". This Agreement may be terminated prior to the Expiration Date in accordance with the terms and conditions of
      Article IX.

1.3 Defined Terms. As used in this Agreement, the following terms have the meanings set forth below.

      (a) Access. The term "Access" means the enjoyment of physical and legal use and operation of Software or equipment and hardware in order for EDS to provide the Services.

      (b) Acquisitions. The term "Acquisitions" means the purchase and/or assumption of operations of any production facility or entity that produces steel other than those owned or operated by BIR as of the Effective Date.

      (c)   EDS Software.  The term "EDS Software" means any
            Software which is owned by EDS (and not
            proprietary to any other party) and operated by EDS in connection with the performance of the Services.

      (d)   EDS-Vendor Software.  The term "EDS-Vendor
            Software" means any Software which is licensed to EDS and operated by EDS in connection with the performance of the Services.

      (e) BIR MRP Project. The term "BIR MRP Project" means the project undertaken by EDS for the benefit of BIR and which is more particularly described in
            Schedule 1.1(b).

      (f)   BIR-Software.  The term "BIR-Software" means any
            Software which is owned by BIR (and not
            proprietary to any other party) and which is to be operated by or on behalf of BIR. BIR-
            Software is identified on Schedule 1.3(f).

      (g)   BIR-Vendor Software.  The term "BIR-Vendor
            Software" means any Software which is
            proprietary to any other party other than BIR or EDS and which is identified on Schedule 1.3(g).

      (h) Ongoing Services. The term "Ongoing Services" means those information technology services provided by EDS to BIR for the ongoing operation charges reflected in Schedule 7.1(a) and more particularly described in the appropriate section of Schedule 1.1(a).

      (j)   Project.  The term "Project" means any
            particular planned undertaking or task by EDS that has been requested by BIR pursuant to the terms and conditions of this Agreement as a Future Requirement.

      (k)   Service Categories.  The term "Service
            Categories" means Acquisitions, Ongoing Services and Projects.

      (l) Services. The term "Services" means the information technology services provided by EDS pursuant to this Agreement, which will include the Initial Services and Future Requirements.

      (m) Software. The term "Software" means computer programs together with input and output formats, program listings, narrative descriptions, operating instructions and supporting documentation, and shall include the tangible media upon which such programs and documentation are recorded. Except as otherwise provided in this Agreement, Software includes any enhancements, translations, modifications, updates, new releases and other changes.

      Other capitalized terms used in this Agreement are defined herein from time to time.


        ARTICLE II.  INFORMATION TECHNOLOGY SERVICES
                   TO BE PERFORMED BY EDS

2.1   EDS Personnel and Management.

      (a) EDS Relationship Executive. During the Term and any renewals of this Agreement, EDS will provide an EDS Relationship Executive (the "EDS Relationship Executive") who will be dedicated full-time to the provision of the Services under this Agreement, will maintain his office in BIR's corporate facility and will spend a majority of his time in the BIR facilities in which the Services will be provided. The EDS Relationship Executive will have overall responsibility for managing and coordinating the delivery of the Services and will coordinate and consult with the BIR Relationship Executive (as defined in Section 3.1(a)). The EDS Relationship Executive will meet regularly with the BIR Relationship Executive as well as other BIR designated personnel in order to review the information technology priorities established by BIR and the status of EDS' performance under this Agreement. The EDS Relationship Executive will provide reports to BIR Relationship Executive. Subject to emergency situations and assuming the particular individual does not leave EDS, the EDS Relationship Executive must remain in that capacity for a minimum period of six (6) months after the BIR MRP Project is complete. In the event BIR is dissatisfied with the EDS Relationship Executive for any reason, BIR will give written notice of such dissatisfaction and the reasons for such dissatisfaction. EDS will have thirty (30) days from the receipt of such notice in which to remedy such problem to the satisfaction of BIR. In the event BIR remains dissatisfied (in BIR's sole discretion) with the EDS Relationship Executive after such thirty (30) day period, EDS will promptly replace that EDS Relationship Executive.

      (b) Transition of Personnel. On or prior to the Effective Date, with the express exceptions mentioned below, EDS will offer employment, effective as of the start of business on the Effective Date, to the data processing employees of BIR identified in Schedule 2.1(b) (the "Transitioned Employees") in accordance with EDS' normal employment policies. To the extent EDS exercises such options and such employees accept EDS' employment offer, either or both of such employees will be a portion of the Transitioned Employees. It is the intent of EDS to keep the Transitioned Employees as employees of EDS for a minimum period of one (1) year from the time of the transition, subject, however, to work performance issues. EDS will be able to take appropriate actions, as it deems reasonable within its sole discretion, to correct any work performance issues, which actions may include, without limitation, termination of such employee. In preparation for the transition of employment, EDS and BIR will take the necessary measures so that the representatives of the affected personnel departments of the parties will meet and work together to accomplish a smooth and orderly transition for such employees.

      (c) Financial Responsibility for EDS Personnel. EDS will pay for all personnel expenses, including wages of its employees performing the Services.

2.2 EDS Information Technology Services. In accordance with the provisions of this Agreement, EDS will provide to BIR the Initial Services.

2.3 Future Requirements. Upon the reasonable written request of BIR in accordance with Section 2.5, EDS will provide BIR such Future Requirements as BIR and EDS agree on terms mutually agreed upon by EDS and BIR in writing. Any Future Requirements will be performed pursuant to documentation which references and incorporates this Agreement and the terms and conditions of this Agreement and which will be an amendment to this Agreement.

2.4 Service Level Agreements. For the Initial Services and in any statements of work for any Future Requirements, the parties will enter into service level agreements ("SLA's") which will set forth the respective levels of service to be provided and the parties' obligations with respect to achieving such service levels. Each SLA will specify the time period for measuring compliance with such service levels and the method for measuring and reporting such compliance. With respect to the Ongoing Services, EDS will perform such services at the levels currently provided by BIR, and, within ninety (90) days from the Effective Date of this Agreement, the parties will mutually determine the new service levels for the performance of the Ongoing Services.

2.5 CSR Process. A customer service request will be prepared in the form of Schedule 2.5 (the "CSR") and in accordance with the process described in Schedule
      2.5 for all Services (excluding the Initial Services) performed under this Agreement.



                ARTICLE III.  BIR OBLIGATIONS

3.1   BIR Personnel and Management.

      (a) BIR Representative. During the Term and any renewal of this Agreement, BIR will maintain a designated representative (the "BIR Relationship Executive") who will initially be the Vice Chairman/Chief Administrative Officer of BIR and who will act as the primary point of contact for EDS in dealing with BIR with respect to each party's obligations under this Agreement. After the period of one (1) year, the Vice Chairman/Chief Administrative Officer of BIR may delegate his role as the BIR Relationship Executive to another individual; provided, however, that the individual must be a senior officer in a cross-functional management position.

      (b) Transitioned Employees. BIR will cooperate with EDS in the performance by EDS of its obligations to offer employment to and hire the Transitioned Employees. BIR has not and will not make any representation, promise or other communication, whether written or oral, to the Transitioned Employees regarding employment with EDS or the employment benefits, plans or practices of EDS without obtaining the prior written consent of EDS. For the first thirty (30) days of the Term, should EDS request that BIR continue to make payments to such employees after they are hired by EDS, BIR will do so as an administrative convenience until such personnel can be integrated into the EDS payroll system. In such event, BIR will be acting solely as an accommodation to EDS, and EDS will reimburse BIR for all wages paid and employer's contributions made by BIR in connection therewith.

3.2   BIR Operational Obligations.  During the Term of this
      Agreement, BIR will perform the support services and discharge the obligations described in the applicable portions of Schedule 1.1(a) at BIR's cost.

3.3 BIR Financial Obligations. During the Term, BIR will perform and discharge the financial obligations described in Schedule 3.3 at BIR's cost. One of the financial obligations of BIR designated on Schedule
      3.3 is the start-up costs for items which are necessary for the provision of the Services by EDS. BIR shall pay such start-up costs in twelve (12) equal monthly installments. With regard to any Future Requirements, the parties will mutually agree as to the payment of any other costs and expenses related to any items which are to be provided thereunder and for which the financial responsibility has not been expressly assumed by either party under this Agreement.

3.4 Supplies. For BIR data centers and divisional information technology resource facilities, EDS will provide all data processing supplies and forms utilized at such locations and by the EDS employees performing the Services, including labels, magnetic tapes, printer ribbons, microfilm/fiche supplies and computer paper. For any other locations or user organizations, BIR will provide such supplies and items.

3.5 Facilities. BIR will provide EDS, at BIR's facilities, office space, parking, office furnishings, janitorial service, telephone service (including long distance service), utilities (including air conditioning), office-related equipment and supplies, such as duplicating equipment and facsimile machines, and security as EDS reasonably requires to provide the Services under this Agreement. BIR will provide EDS with Access to its facilities as is necessary for EDS to provide the Services under this Agreement.

3.6 Cooperation and Information. BIR will cooperate with EDS in providing the Services through making available to EDS such information as EDS reasonably requests.


        ARTICLE IV.  EQUIPMENT AND RELATED AGREEMENTS

4.1 BIR-Owned Equipment. During the Term, in order for EDS to provide the Initial Services, BIR will, at its sole cost and expense, furnish EDS with Access to the equipment owned by BIR that is either listed on the attached Schedule 4.1 or which is purchased by BIR subsequent to the Agreement Date for information technology purposes (and which is added to Schedule
      4.1 by BIR) (collectively, the "BIR-Owned Equipment"). As Future Requirements are added to the Services performed by EDS pursuant to this Agreement, Schedule
      4.1 will be updated accordingly. The BIR-Owned Equipment will remain the property of BIR. BIR will pay all costs and expenses with respect to the BIR-Owned Equipment, including, without limitation, depreciation, maintenance, insurance and taxes.

4.2 Leased Equipment. During the Term, in order for EDS to provide the Initial Services, BIR will, with the assistance of EDS, furnish EDS with Access to the equipment leased by BIR that is listed on the attached
      Schedule 4.2 (the "Leased Equipment"). As Future Requirements are added to the Services performed by EDS pursuant to this Agreement, Schedule 4.2 will be updated accordingly. BIR will pay the costs with respect to the Leased Equipment, including, without limitation, all lease payments, insurance, maintenance and taxes, and will also pay all costs necessary to obtain Access for EDS to the Leased Equipment. BIR hereby appoints EDS as its sole agent for all matters pertaining to the Leased Equipment and will promptly notify all appropriate third parties of such appointment. Only upon the request of EDS from time to time, and with the approval of BIR, BIR will, to the extent permitted by such lease agreements, terminate or assign to EDS any such lease agreements or purchase any such Leased Equipment and will immediately resell it to EDS for the same purchase price paid by BIR.

4.3 Third Party Approvals. BIR will, with the assistance of EDS, take all actions necessary to obtain any consents, approvals, or authorizations from third parties necessary for EDS to lawfully Access, use and operate (at or from any location where the Services are to be provided) the BIR-Owned Equipment, Leased Equipment, the BIR-Vendor Software and any third party services for which EDS may have any managerial or other responsibility. With regard to any Future Requirements, the payment of any costs and expenses incurred will be negotiated by the parties in good faith. BIR hereby appoints EDS as its sole agent for all matters pertaining to the BIR-Owned Equipment, the Leased Equipment, the BIR-Vendor Software and such third party services, and will promptly notify all appropriate third parties of such appointment.

4.4 Further Assurances. BIR and EDS agree to execute and deliver such other instruments and documents as either party reasonably requests to evidence or effect the transactions contemplated by this Article.

4.5 Transitioned Employees Use of Personal Computers. BIR will retain ownership, but will allow the Transitioned Employees Access to the personal computers (the "PC's") used by them as of the Effective Date of this Agreement and which are listed on Schedule 4.5. However, EDS will manage the leases (if applicable) and maintenance of the PC's. For any new personal computers needed subsequent to the Effective Date of this Agreement for the Services provided by EDS, EDS will acquire or lease such personal computers and maintain same.

4.6 Other Equipment. As to any equipment other than the PC's, BIR will retain ownership of any BIR-Owned
      Equipment, but EDS will manage and maintain same. If any new equipment is needed subsequent to the Effective Date of this Agreement for the Services provided by EDS, EDS will acquire or lease such equipment and maintain same.

4.7 Assignment of Maintenance Agreements. BIR will assign to EDS its interests in the maintenance agreements for BIR-Owned Equipment, the Leased Equipment and the BIR-Software, as such maintenance agreements are specified in Schedule 4.7.

4.8 Assignment of Services Agreements. BIR will assign to EDS its interests in the service agreements for BIR-Owned Equipment, the Leased Equipment and the BIR-Software, which are specified in Schedule 4.8 to this Agreement.


                    ARTICLE V.  SOFTWARE

5.1 BIR-Software. The BIR-Software will remain BIR's property and EDS will have no ownership interests or other rights in the BIR-Software, except as provided in this Section 5.1. BIR grants to EDS the right to Access the BIR-Software, without charge to EDS, to provide the Services. The BIR-Software will be made available to EDS in such form and on such media as EDS may reasonably request, together with existing documentation and other materials.

5.2   BIR-Vendor Software.  On or before the date EDS will
      begin to access such Software, BIR will, with the
      assistance of EDS, obtain all consents necessary to
      permit EDS to Access or operate the BIR-Vendor
      Software and will pay the costs and expenses
      associated therewith.  BIR will provide written
      evidence of such consents to EDS upon EDS' request.
      The BIR-Vendor Software will be made available to EDS
      in such form and on such media as EDS may reasonably
      requests, together with appropriate documentation and
      other materials.  During the Term of this Agreement
      and any renewals, BIR will pay all required license,
      installation, maintenance and upgrade fees with
      respect to the BIR-Vendor Software.   Nothing
      contained in this Agreement will require either party to violate the proprietary rights of any third party in any Software.

5.3 EDS Software. The EDS Software will remain EDS' property and BIR will have no rights or interests therein except that EDS shall grant to BIR a perpetual, nontransferable, royalty-free, nonexclusive license to use, after the Expiration Date, any application software programs (including then existing documentation) of any EDS Software then being used by EDS in rendering services to BIR (the "Licensed Programs"), for BIR's internal use only for running its business as then being run. In the event BIR desires maintenance services for the Licensed Programs, BIR and EDS will enter into an appropriate maintenance agreement providing for the payment of a reasonable maintenance fee which shall not exceed then current prevailing market rates.

5.4 EDS-Vendor Software. EDS will obtain all consents necessary to permit EDS to Access or operate the EDS-
      Vendor Software and will pay all costs and expenses associated therewith. During the Term and any renewals of this Agreement, EDS will pay all required license, installation, maintenance and upgrade fees with respect to the EDS-Vendor Software.

5.5 EDS Development Tools. Subject to any licenses or any other rights of use extended to BIR by this Agreement, EDS retains all right, title and interest in and to any and all Software, software development tools, know how, methodologies, processes, technologies or algorithms used in providing the Services which are based upon trade secrets or proprietary information of EDS or otherwise owned or licensed by EDS.


   ARTICLE VI.  CONFIDENTIALITY, SECURITY AND AUDIT RIGHTS

6.1 BIR's Data. Information relating to BIR or its customers contained in BIR's data files ("BIR's Data") is the exclusive property of BIR. EDS is authorized to have Access to and make use of BIR's Data as appropriate for the performance by EDS of its obligations under this Agreement. Upon the termination or expiration of this Agreement, EDS will return to BIR all of BIR's Data in EDS' then existing machine-readable format and media. EDS will not use BIR's Data for any purpose other than providing the Services.

6.2 Confidentiality. Except as otherwise provided in this Agreement, EDS and BIR each agree that all information communicated to it by the other or the other's affiliates, whether before or after the Effective Date, including, without limitation, BIR-Software, EDS Software, trade secrets, proprietary process and the terms and conditions of this Agreement, will be received in strict confidence, will be used only for purposes of this Agreement, and will not be disclosed by the recipient party, its agents, subcontractors or employees without the prior written consent of the other party. Each party agrees to use the same means it uses to protect its own confidential information, but in any event not less than reasonable means, to prevent the disclosure of such information to outside parties. However, neither party shall be prevented from disclosing information which belongs to such party or is (a) already known by the recipient party without an obligation of confidentiality other than pursuant to this Agreement; (b) publicly known or becomes publicly known through no unauthorized act of the recipient party; (c) rightfully received from a third party; (d) independently developed without use of the other party's confidential information; (e) disclosed without similar restrictions to a third party by the party owning the confidential information; (f) approved by the other party for disclosure; or (g) required to be disclosed pursuant to a requirement of a governmental agency, law or any subpoena in any then pending case or binding arbitration or mediation proceedings if the disclosing party provides the other party with written notice of this requirement as far in advance of the required disclosure as is reasonably possible. The provisions of this Section 6.2 will survive the expiration or termination of this Agreement for any reason.

6.3 Security. EDS will comply with the written security procedures (or such other security procedures made known to EDS) that are in effect at the BIR facilities on the Effective Date. BIR will provide all necessary security personnel and related equipment at the BIR facilities. Except as provided in Sections 6.1 and 6.4, without the prior written consent of EDS, no employee, agent, contractor or invitee of BIR will operate or assist in operating equipment or Software to be used by EDS under this Agreement or enter any location of any such equipment or Software. Promptly after the Effective Date of this Agreement, EDS will be responsible for changing or modifying any passwords on any BIR systems to be used to provide any Services so as to prevent unauthorized employees of BIR from obtaining Access to such systems.

6.4 Audit Rights. EDS will provide auditors and inspectors that BIR designates in writing with reasonable access to any EDS facilities from which any of the Services may be provided for the limited purpose of performing audits or inspections of BIR's business. EDS will provide reasonable assistance of a routine nature to such auditors and inspectors, and EDS will provide additional assistance as a Future Requirement. EDS will not be required to provide such auditors and inspectors access to data of EDS customers (other than BIR) or proprietary data of EDS.


                ARTICLE VII.  PAYMENTS TO EDS

7.1   Charges for Services.

      (a) Ongoing Operations Charge. In consideration for the performance by EDS of the Ongoing Services, for each month following the Effective Date, BIR will pay EDS the monthly ongoing operations charge set forth in
      Schedule 7.1(a) (the "Ongoing Operations Charge").
      EDS will invoice each Ongoing Operations Charge on the fifth (5th) business day of the month immediately following the month in which the Ongoing Services were provided, and such Ongoing Operations Charge will be due and payable fifteen (15) days after the date of the invoice. EDS will deliver each invoice for an Ongoing Operations Charge on the date of the invoice. The Ongoing Operations Charge to BIR will be based on the number of tons of steel shipped by BIR in the month that is the subject of the invoice in accordance with the attached Schedule 7.1(a).

      During the Term, BIR will, on an annual basis prior to the commencement of each BIR fiscal year, make available to EDS its business forecast of tonnage shipment levels to third parties for such upcoming fiscal year. The business forecast should reflect the seasonal variations in tonnage to be shipped by BIR for the upcoming fiscal year. The parties agree that the forecast tonnage for the upcoming fiscal year will dictate the price per ton from Schedule 7.1(a) that will be charged by EDS and will be paid by BIR for the upcoming fiscal year subject to the adjustments as described hereinbelow. At the end of the first six
      (6) month period of each fiscal year during the Term, the parties will mutually determine if the actual amount of tonnage shipped by BIR is the same or materially different from the forecast submitted by BIR. In the event the actual amount of tonnage shipped by BIR is materially different from that reflected in the forecast submitted by BIR and such actual amount causes BIR to materially modify its tonnage forecast for the fiscal year, the parties agree that the differences in the charges that would result from the actual amount of tonnage shipped by BIR, if any, will be reflected on the invoices submitted monthly by EDS during the following six (6) month period, with each monthly adjustment amount (whether a credit or an additional charge) being one sixth (1/6th) of the total adjustment. The parties also agree that, after nine (9) months of each fiscal year, the parties will again mutually determine if the rate of charges is consistent with actual tonnage shipped, as previously adjusted after the six month review specified above, and if not, such additional adjustment (together with the prior adjustment) that must be made will be accomplished by reflecting the amount of the credit or additional charge in the monthly invoices for the Ongoing Operations Charge for the remaining three (3) months of the fiscal year. At the end of each of BIR's fiscal years during the Term, EDS will issue a separate invoice for any and all outstanding or additional adjustments required as a result of differences in the tonnage forecast and actual amounts shipped to third parties.

      In no event will the monthly Ongoing Operations Charge be less than the amount which would be charged on a price per ton basis for 200,000 tons (2,400,000 tons annually) as a minimum level of tons shipped to any third parties. If the minimum tonnage charge is imposed, the price per ton shall be $2.64 per ton shipped. However, if, at the end of any year, BIR's minimum annual commitment of 2,400,000 tons is met, but during the year EDS' minimum charge for any month was charged, then EDS will rebate the difference between the amount charged for the year and the amount which would have been charged on a straight tonnage basis for the entire year without regard to the minimum.

      (b) Project Charges. For any Projects on which EDS will render Services as a Future Requirement, EDS will charge a specific Project charge (each a "Project Charge") for such services rendered. Unless otherwise mutually agreed, the parties will follow the process described in this Section 7.1(b) for any Projects and the manner in which payments will be made for such Projects.

      For any specific Project, the parties will mutually develop the Project plan, estimated total price, estimated requirements of the Project, completion date and the amounts of any risks or rewards to be paid between the parties. After the Project specifics have been mutually determined, the Project plan will be broken into several different modules, the number and time for performance of which will be dependent on the type and nature of the Project. At the commencement of each module of a Project, the parties will mutually determine the estimated price of the module (which shall be a portion of the total estimated Project price), specific milestones, requirements, deliverables and time for performance of that module.

      Unless the parties agree otherwise, EDS will submit monthly invoices and will be paid for its work on each module of the Project on a "time and materials" basis at EDS' then current standard rates which are published annually with the appropriate discounts as reflected in Schedule 1.1(c) subject to any withholding to which the parties may agree; provided, however, that in the event EDS billings exceed the estimated module price, EDS will continue to perform the module until completion, but BIR will only be obligated for the payment of eighty percent (80%) of the EDS billings in excess of the estimated module price.

      In the Event that the partes can not agree upon the estimated total price for either a Project or a module of a Project, then BIR shall have the right to require EDS to perform the Project or the module on a "time and materials" basis at EDS' then current standard rates which are published annually discounted by one hundred twenty percent (120%) of the discounts reflected in Schedule 1.1(c).

      Milestones will be easily identifiable portions of the work within the modules. Multiple milestones may be performed simultaneously. Each milestone will have certain mutually agreed fixed requirements and fixed deliverables. Fixed requirements will be mutually agreed detailed listings of services to be performed, functional areas affected by the Project, systems being impacted by the Project and the systems functionality being assessed by the Project. Fixed deliverables will be mutually agreed detailed listings which will include items such as hardware, software, training, plans and reports. If fixed deliverables change during any module, the parties will negotiate in good faith to make appropriate adjustments in the time and price for such module. In the event the parties cannot agree on the price for such modifications, the module will be performed on a "time and materials" basis as described above.

      At the completion of each module of a Project, the parties will jointly review the remainder of the total Project price and the next module price for its reasonableness, taking into consideration the completed module or modules and the particular Project at that time to determine if the scope, time, next module price or estimated price need to be adjusted. BIR can cancel the balance of a particular Project at any time upon written notice to EDS, but BIR will remain liable for the entire price allocated to any particular module that is then under way, and EDS will remain obligated to complete such module. In the event BIR does cancel a Project and BIR desires to resume the work on such Project at a later date, BIR and EDS will negotiate in good faith with regard to appropriate adjustments, if any, of the price and time for the completion of such Project.

      (c) Out-of-Pocket Expenses. EDS will pay any reasonable travel related costs and expenses necessary for EDS to provide the Initial Services. As to any other out-of-pocket expenses which would be incurred by EDS in providing any Future Requirements, unless otherwise agreed by the parties, BIR will incur such expenses and pay for same directly or reimburse EDS for such costs and expenses.

      (d) Adjustment for Acquisitions or Start-Up of Newly Constructed or Acquired Facilities. EDS, as a part of its Ongoing Services, will participate in the due diligence conducted by BIR related to any proposed Acquisition by BIR. Based on such due diligence, EDS will propose any additional one-time costs or charges that will be necessary to implement the Ongoing Services or processes then being furnished by EDS to BIR to the newly acquired entity. EDS will continue to provide the Ongoing Services at the Ongoing Operations Charge if (i) BIR acquires an entity in the "long products" market, (ii) the business and business activities conducted by such entity are the same or reasonably similar to those conducted by BIR, and
      (iii) the Services then being provided by EDS to BIR will be similar to those needed or required by the acquired entity such that the common system that will be initially developed and implemented for BIR can also service the acquired entity. If the newly acquired entity meets the above criteria, the Ongoing Operations Charge will reflect the increased number of tons from the effective date of the acquisition. If, however, the newly acquired entity does not meet the above criteria, EDS and BIR will negotiate in good faith to make any adjustments to the charges of EDS under this Agreement.

7.2 Annual Adjustment Increase. EDS will be entitled to receive an additional payment from BIR for annual merit increases if such increases are awarded to BIR employees. At the end of each BIR fiscal year during the Term, BIR will determine the percentage merit increase, if any, which its salaried, exempt and non-exempt employees will receive. If BIR awards such a merit increase, EDS will be entitled to an additional payment in the next fiscal year and all subsequent fiscal years during the Term. The amount of such payment shall be an amount equal to the sum of the products of the salary of each full-time EDS employee located at BIR facilities multiplied by the percentage merit increase awarded to that EDS employee's BIR functional equivalent employee (or by zero if the BIR functional equivalent received no increases). EDS shall invoice BIR for one-twelfth of such amount on a monthly basis in the following BIR fiscal year and each subsequent fiscal year during the Term. The amount that EDS is entitled to receive in any fiscal year under this Section 7.2 shall include all amounts to which EDS became entitled under this Section 7.2 for annual employee merit increases in any and all prior years.

7.3 Time of Payment. Any sum due EDS hereunder for which a time for payment is not otherwise specified will be due and payable fifteen (15) days after receipt by BIR of an invoice from EDS. Any sum due EDS hereunder that is not paid after written notice of nonpayment and a ten (10) day cure period shall thereafter bear interest until paid at the lesser of (a) the prime rate established from time to time by Event, New York N.A. plus two percent (2%) per annum, or (b) the maximum rate of interest allowed by applicable law.

7.4 Taxes. There will be added to any charges for Services hereunder, and BIR shall pay to the appropriate taxing authority or to EDS, amounts equal to any taxes or assessments, however designated or levied, based upon such charges, or upon this Agreement or the Software, Services or items provided hereunder by EDS, or their use, including state and local sales, use, privilege, value added or excise taxes based on gross revenue, and any taxes or amounts in lieu thereof paid or payable by EDS in respect of the foregoing, exclusive, however, of franchise taxes and taxes based on income of EDS. In the event that during the Term or any renewal of this Agreement, any such taxes or assessments are enacted which were not in effect as of the Effective Date, BIR and EDS will negotiate in good faith as to the manner in which such taxes will be paid.

7.5 Verification of Costs. The terms set forth in this Agreement are based upon information furnished by both parties. Each party believes that such information is accurate and complete. However, if, during the first six (6) months of this Agreement, either party should discover that any such information should prove to be inaccurate or incomplete in any material respect, that party shall give written notice to the other party and both parties will negotiate in good faith to make appropriate adjustments to the provisions hereof, including, without limitation, the charges for Services provided by EDS.

7.6 Supporting Documentation. EDS will provide BIR, with each invoice, such reasonable documentation to support the Project Charges as the parties shall mutually agree. Within the first thirty (30) days of the Term of this Agreement, BIR and EDS will mutually agree as to the types of appropriate documentation to be provided with invoices which support EDS' Project Charges and expenses thereunder. BIR shall also have the right to audit the standard rates with the discounts and the underlying time sheets and materials documentation for the "time and materials" billings submitted by EDS.


    ARTICLE VIII. PERFORMANCE REVIEW, DISPUTE RESOLUTION
                       AND ARBITRATION

8.1 Annual Performance Review. At least annually, EDS and BIR will meet to review the performance of their obligations under this Agreement. It is the intent of the parties that such meetings will be scheduled approximately thirty (30) days before the anniversary dates of the Effective Date. As a part of such review, EDS will provide BIR with a customer satisfaction survey and EDS will conduct interviews with BIR management personnel. EDS and BIR will meet to review the results of each quality review and measure continuous service improvement. In addition, plans for future information technology activities and work schedules will be reviewed by the parties. In connection with such annual review and on an annual basis commencing on the first anniversary of the Effective Date of this Agreement, either party may suggest that certain material terms and conditions of this Agreement (i.e. the scope of any Services then being provided and the charges for such Services) be modified. In the event the parties mutually agree to modify such material terms and conditions, this Agreement will be automatically extended for an additional ten (10) year period from the anniversary of the Effective Date of this Agreement on which either party commenced discussions on modifying this Agreement. In the event the parties do not mutually agree on the proposed modifications with the resultant ten (10) year extension, this Agreement shall remain in force and effect in accordance with its unmodified terms and conditions, but either party may commence discussions on the same or other proposed material modifications on the next annual performance review and the process described above will be repeated.

8.2 Dispute Resolution. During the course of the long-term relationship provided for in this Agreement, disputes, controversies or claims (each being a "Dispute") may arise between the parties. To minimize the expense to and impact on each party of formally resolving such Disputes, the EDS Relationship Executive and the BIR Relationship Executive will meet regularly to review the performance of each party of its obligations under this Agreement and to resolve any items that may lead to Disputes. If, however, either party believes a Dispute may exist, that party will submit in writing a statement of its position specifying the relevant facts and contractual provision and the other party will respond with a written statement of its position within fifteen (15) business days. Each party will then appoint a representative whose task it will be to meet for the purpose of resolving the Dispute and such representative shall have full authority to settle such Dispute. Such representatives will discuss the Dispute and negotiate a resolution in good faith, without the necessity of any formal proceeding relating thereto. No formal proceedings for the resolution of such Dispute may be commenced until either or both of the appointed representatives conclude in good faith that amicable resolution through continued negotiation of the matter is not likely. All written statements submitted hereunder and discussions between the appointed representatives shall be considered settlement negotiations and shall not prejudice either party in subsequent arbitration, mediation or other legal or equitable proceedings. Except where clearly prevented by the area in Dispute, both parties agree to continue performing their respective obligations under this Agreement while the Dispute is being resolved, unless and until such obligations are terminated or expire in accordance with the provisions hereof.

8.3   Arbitration.

      (a) Procedures. Any Dispute arising out of or related to this Agreement, or the creation, validity, interpretation, breach or termination of this Agreement, that the parties are unable to resolve through informal discussions or negotiations pursuant to Section 8.2, will be submitted to binding arbitration using the following procedure:

            (i)    The arbitration will be held in
                   Birmingham, Alabama, before a panel of
                   three arbitrators.  Either party may
                   demand arbitration in writing, by
                   serving on the other party a statement
                   of the dispute, controversy or claim,
                   and the facts relating or giving rise
                   thereto, in reasonable detail, and the
                   name of the arbitrator selected by it.

            (ii)   Within 30 days after such demand, the
                   other party will name its arbitrator,
                   and the two arbitrators named by the
                   parties will, within 60 days after such
                   demand, select the third arbitrator.

            (iii) The arbitration will be governed by the
                  Commercial Arbitration Rules of the
                  American Arbitration Association (the
                  "AAA"), except as expressly provided in
                  this Section 8.3.  However, the
                  arbitration will be administered by any
                  organization mutually agreed upon by the parties. If the parties are unable to agree upon the organization to administer the arbitration, it will be administered by the AAA. The arbitrators may not amend or disregard any provision of this Section 8.3.

            (iv)   The arbitrators will allow such
                   discovery as is appropriate to the
                   purposes of arbitration in accomplishing fair, speedy and cost effective resolution of disputes. The arbitrators will reference the rules of evidence of the Federal Rules of Civil Procedure then in effect in setting the scope and direction of such discovery. The arbitrators will not be required to make findings of fact or render opinions of law.

            (v)    The decision of and award rendered by
                   the arbitrators will be final and
                   binding on the parties. Judgment on the award may be entered in and enforced by any court of competent jurisdiction.
                   Notwithstanding any provision in this
                   Agreement to the contrary, any decision
                   and award by the arbitrators must be
                   subject to the terms and conditions of
                   this Agreement, including, without
                   limitation, the terms and conditions of
                   Section 10.5.

      (c) Enforcement. Other than those matters involving injunctive relief as a remedy, or any action necessary to enforce the award of the arbitrators, the provisions of Sections 8.2 and/or 8.3 are a complete defense to any suit, action or other proceeding instituted in any court or before any administrative tribunal with respect to any Dispute arising out of or related to this Agreement or the creation, validity, interpretation, breach or termination of this Agreement. The provisions of this Section will survive the expiration or termination of this Agreement for any reason. Nothing in this Section prevents the parties from exercising the termination rights set forth in this Agreement.

      (d) Services during Arbitration. Unless EDS is bringing an action under this Section 8.3 for nonpayment by BIR, EDS will continue to provide the Services, and BIR shall continue to make payments to EDS in accordance with this Agreement during the arbitration proceedings unless BIR is making payments into the escrow account pursuant to Section 9.2.


                  ARTICLE IX.  TERMINATION

9.1 Termination for Cause. If either party materially defaults in the performance of any of its obligations (except for a default by BIR in its obligation to pay
      EDS) under this Agreement, which default shall not be substantially cured within thirty (30) days after written notice is given to the defaulting party specifying the default, or, with respect to any default which cannot reasonably be cured within thirty
      (30) days, if the defaulting party fails to proceed within thirty (30) days to commence curing said default and thereafter to proceed with all due diligence to substantially cure that default, then the party not in default, by giving written notice to the defaulting party, may terminate this Agreement as of a date specified in the notice of termination.

9.2 Termination for Nonpayment. If BIR defaults in the payment when due of any amount due to EDS and does not cure such default within thirty (30) days after being given written notice of such default, then EDS, by giving written notice thereof to BIR, may terminate this Agreement as of a date specified in such notice of termination. Provided, however, if the nonpayment is the result of a Dispute regarding EDS's performance under this Agreement, BIR may pay amounts claimed to be due into an escrow account maintained by a disinterested third party, and in such event, BIR shall not be in default under this Section 9.2.

9.3 Termination for Insolvency. Subject to the provisions of Title 11, United States Code, if either party becomes or is declared insolvent or bankrupt, is the subject of any proceedings relating to its liquidation, insolvency or for the appointment of a receiver or similar officer for it, makes an assignment for the benefit of all or substantially all of its creditors, or enters into an agreement for the composition, extension, or readjustment of all or substantially all of its obligations, then the other party, by giving written notice to such party, may terminate this Agreement as of a date specified in such notice of termination.

9.4 Termination for Significant Business Change. In the event that BIR's business changes significantly as a result of the acquisition of BIR by an unrelated third party and such acquisition results in a long-term change in BIR's strategy with respect to satisfying its needs for information technology services, BIR may terminate this Agreement on any anniversary date of the Effective Date of this Agreement by notifying EDS in writing of its intention to terminate this Agreement at least six (6) months prior to the termination date specified in such written notice (provided, however, that in the event the next anniversary date is less than six (6) months away when BIR elects to terminate under this Section 9.4, the termination will be effective twelve (12) months after notice is given), as long as BIR is not then and does not become in default under any of the terms of this Agreement prior to the termination date specified; provided, however, that BIR pay to EDS the applicable termination fee set forth in Schedule 9.4 (the "Termination Fee") on or before such specified termination. The Termination Fee is not a penalty or liquidated damage but is consideration for (i) EDS' providing essential equipment to BIR; and (ii) the accommodation of BIR's desire to terminate this Agreement prior to the Expiration Date.

9.5 Termination for Convenience. In the event that BIR desires to terminate this Agreement for its convenience, then BIR may terminate this Agreement on the fifth (5th) anniversary date or any subsequent anniversary date of the Effective Date of this Agreement by notifying EDS in writing of its intention to terminate this Agreement at least twelve (12) months prior to the termination date specified in such written notice, as long as BIR is not then and does not become in default under any of the terms of this Agreement prior to the termination date specified; provided, however, that BIR pay to EDS the applicable termination fee set forth in Schedule 9.4 (the "Termination Fee") on or before such specified termination. The Termination Fee is not a penalty or liquidated damage but is consideration for (i) EDS' providing essential equipment to BIR; and (ii) the accommodation of BIR's desire to terminate this Agreement prior to the Expiration Date. The foregoing notwithstanding, if the Term is extended pursuant to
      Section 8.1, then the earliest date on which BIR may terminate pursuant to this Section 9.5 shall be five
      (5) years from the anniversary date on which either party commenced discussions which resulted in the extension.

9.6 Termination Transition.

      (a) Services. In connection with the termination of this Agreement at the Expiration Date or by BIR pursuant to Sections 9.1, 9.4 or 9.5, EDS will comply with BIR's reasonable directions to cause the orderly transition and migration to BIR or a third party company to whom BIR would be transferring the Services from EDS of all Services then being performed by EDS (the "Termination Transition"). BIR, its employees, and agents will cooperate in good faith with EDS in connection with EDS' obligations under this
            Section 9.6 and BIR will perform its obligations under the Transition Plan (as defined in this Section 9.6). EDS will perform the following obligations (and such other obligations as may be contained in the Transition Plan) at BIR's additional expense unless otherwise stated below or in the Transition Plan.

            (i)    EDS and BIR will work together to
                   develop a transition plan (the
                   "Transition Plan") setting forth the
                   respective tasks to be accomplished by
                   each party in connection with the
                   orderly transition and a schedule
                   pursuant to which the tasks are to be
                   completed.

            (ii)   EDS will, upon BIR's request, provide
                   BIR with reasonably detailed
                   specifications for hardware or other
                   equipment which BIR will require to
                   properly perform the services and
                   procedures previously performed by EDS.

            (iii)  BIR may, at its option, purchase from
                   EDS at its net book value, and may, at
                   its option, assume the leases for, any
                   hardware owned or leased by EDS and
                   which is dedicated to providing the
                   Services to BIR as of the Expiration
                   Date or the effective date of such
                   termination.

            (iv)   EDS will deliver to BIR and install on
                   BIR's hardware and equipment the
                   Licensed Programs.

            (v) EDS will reasonably assist BIR, at BIR's expense, in BIR's acquisition of any necessary rights to access and use any EDS-Vendor Software and documentation then being used by EDS in connection with the processing of BIR's information pursuant to this Agreement.

            (vi)  EDS will deliver to BIR (a) copies of
                  existing documentation relating to any BIR
                  Software delivered or Licensed Program
                  licensed to BIR pursuant to paragraphs
                  (iv) and (v) of this Section 9.6, and (b) such documentation for EDS-Vendor Software used at the time of termination of this Agreement by EDS to provide the Services which is available to EDS and which EDS is permitted to furnish to BIR.

            (vii) EDS will provide appropriate training for
                  the BIR employees who will be assuming
                  responsibility for operation of the
                  Software following the Transition
                  Termination.

      (b) Charges. For so long as this Agreement remains in effect and during the Termination Transition, BIR will pay EDS the charges set forth in this Agreement. If the Termination Transition provided by EDS under this Section 9.6 requires EDS resources in excess of resources otherwise provided by EDS under this Agreement, BIR will pay EDS for such additional resources at EDS' then current standard commercial rates at such times as the parties agree. If the Termination Transition provided by EDS prior to the effective date of the termination under this
            Section 9.6 does not require EDS resources otherwise provided by EDS under this Agreement, then there will be no additional cost to BIR for such transition services.


      ARTICLE X.  WARRANTIES, INDEMNITIES AND LIABILITY

10.1  Warranty and Disclaimer.

      (a) In all cases where EDS has not committed to a specific performance standard in the specific SLA for a set of Services, EDS will perform the Services in a manner consistent with the prevailing commercial standards then employed in the industry.

      (b) While EDS is primarily providing the Services to BIR under the terms and conditions of this Agreement, EDS may, from time to time, provide certain hardware, Software and other items as an incidental part of the Services. With the exception of manufacturers' or licensors' warranties which EDS is able to pass through for BIR's benefit, such hardware, Software and other items are provided on an "AS IS" basis without warranty.

      (c) EXCEPT AS SPECIFICALLY STATED IN THIS AGREEMENT OR IN ANY SLA, EDS MAKES NO REPRESENTATIONS OR WARRANTIES, EXPRESS OR IMPLIED, REGARDING ANY MATTER, INCLUDING THE MERCHANTABILITY, SUITABILITY, ORIGINALITY, FITNESS FOR A PARTICULAR USE OR PURPOSE, OR RESULTS TO BE DERIVED FROM THE SERVICES OR PORTIONS THEREOF OR THE USE OF ANY HARDWARE, SOFTWARE OR OTHER ITEMS PROVIDED UNDER THIS AGREEMENT.

10.2 Cross Indemnification. EDS and BIR each agree to indemnify, defend and hold harmless the other from any and all damages, liabilities, costs and expenses, including reasonable attorneys' fees and expenses, arising out of, under or in connection with any claim, demand, charge, action, cause of action or other proceeding:

      (a) arising out of or resulting from (i) the death of or bodily injury to any person, or (ii) the damage to, or loss or destruction of, any tangible property, to the extent caused by the acts or omissions of the indemnitor;

      (b) for rent or utilities at any location where the indemnitor is financially responsible under this Agreement for such rent or utilities; or

      (c) resulting from an act or omission of the indemnitor in its capacity as an employer of a person and arising out of or relating to
            (i) federal, state or other laws or regulations for the protection of persons who are members of a protected class or category of persons, (ii) sexual discrimination or harassment, (iii) work related injury or death, (iv) accrued employee benefits not expressly assumed by the indemnitee, and (v) any other aspect of the employment relationship or its termination (including claims for breach of an express or implied contract of employment) and which, in all such cases, arose when the person asserting the claim, demand, charge, action, cause of action or other proceeding was or purported to be an employee of the indemnitor.

10.3 Intellectual Property Indemnification. EDS and BIR each agree to defend the other against any action to the extent that such action is based on a claim that Software or confidential information provided by the indemnitor, or any part thereof, (i) infringes a copyright perfected under United States statute,
      (ii) infringes a patent granted under United States law, or (iii) constitutes an unlawful disclosure, use or misappropriation of another party's trade secret.
      The indemnitor will bear the expense of such defense and pay any damages and attorneys' fees which are attributable to such claim finally awarded by a court of competent jurisdiction. Neither EDS nor BIR shall be liable to the other for claims of indirect or contributory infringement. If the Software or confidential information becomes the subject of a claim under this Section 10.3, or in the indemnitor's opinion is likely to become the subject of such a claim, then the indemnitor may, at its option, (i) replace or modify the Software or confidential information to make it non-infringing or cure any claimed misuse of another's trade secret, or
      (ii) procure for the indemnitee the right to continue using the Software or confidential information pursuant to this Agreement, or (iii) replace the Software with reasonably equivalent Software which is noninfringing or which is free of claimed misuse of another's trade secret. Any costs associated with implementing any of the above alternatives shall be borne by the indemnitor.

10.4  Indemnification Procedures.

      (a) Notice and Control. The indemnification obligations set forth in this Article shall not apply unless the party claiming indemnification:

            (i)    Notifies the other as soon as is
                   reasonably possible after it becomes
                   aware that a claim may be asserted in
                   respect of which the indemnity may apply and of which the notifying party has knowledge, in order to allow the indemnitor the opportunity to investigate and defend the matter;
                   provided that the failure to so notify
                   shall only relieve the indemnitor of its obligations under this Article if and to the extent that the indemnitor is prejudiced thereby; and

            (ii)   Gives the other party full opportunity
                   to control the response thereto and the
                   defense thereof, including, without
                   limitation, any agreement relating to
                   the settlement thereof; provided that,
                   the indemnitee will have the right to
                   participate in any legal proceeding to
                   contest and defend a claim for
                   indemnification involving a third party
                   and to be represented by legal counsel
                   of its choosing, all at the indemnitee's cost and expense.

      (b) Settlement. The indemnitor shall not be responsible for any settlement or compromise made without its consent. The indemnitee agrees to cooperate in good faith with the indemnitor at the request and expense of the indemnitor.

10.5  Limitation of Liability.

      (a) Except for BIR's obligations to make payments to EDS for Services performed under this Agreement, in the event either party shall be liable to the other for any matter arising out of, under, or in connection with this Agreement, whether based on an action or claim in contract, equity, negligence, intended conduct, tort or otherwise, the amount of damages recoverable against the liable party for all events, acts or omissions shall not exceed in the aggregate the total amount of the charges paid by BIR to EDS under this Agreement (excluding payments for taxes or costs and expenses) during the five (5) month period immediately preceding the date that the first such claim or action arose.

      (b) In no event will the measure of damages payable by either party to the other include, nor will either party be liable for, any amounts for loss of income, profit (except to the extent any payments due EDS contain profits) or savings or indirect, incidental, consequential or punitive damages of any party, including third parties.

      (c) The provisions of this Section will survive the expiration or termination of this Agreement for any reason.

10.6 Contractual Statute of Limitations. No claim and demand for arbitration or cause of action which arose out of an event or events which occurred more than two years prior to the filing of a demand for arbitration or suit alleging a claim or cause of action may be asserted by either party against the other party.

10.7 Acknowledgement. EDS and BIR each acknowledge that the limitations and exclusions contained in this Article have been the subject of active and complete negotiation between the parties and represent the parties' agreement based upon the level of risk to EDS and BIR associated with their respective obligations under this Agreement and the payments to be made to EDS under this Agreement.


                 ARTICLE XI.  MISCELLANEOUS

11.1 Right of EDS to Engage in Other Activities. Nothing in this Agreement will impair EDS' right to acquire, license, market, distribute, develop for itself or others or have others develop for EDS similar technology performing the same or similar functions as the technology and the Services contemplated by this Agreement.

11.2 Binding Nature and Assignment. This Agreement shall be binding on the parties hereto and their respective successors and assigns. Neither party may, nor shall have the power to, assign this Agreement without the prior written consent of the other party, which consent shall not be unreasonably withheld. Notwithstanding the foregoing, EDS will have the right to subcontract portions of the Services normally subcontracted by EDS; provided, however, that no such subcontract will relieve EDS of any of its obligations hereunder and EDS shall perform the majority of the Services required hereunder with its own employees. Any purported assignment not made in accordance with this Section 11.2 shall be null and void.

11.3  Notices.   Wherever under this Agreement one party is
      required or permitted to give written notice to the other, such notice shall be deemed given the third day after its mailing by one party, postage prepaid, to the other party addressed as follows:

      In the case of EDS:

            Electronic Data Systems Corporation
            5400 Legacy Drive
            H3-5C-45
            Plano, Texas  75024-3105
            Attention:  Vice President Process Industry
                  Division

      with a copy to:

            Electronic Data Systems Corporation
            5400 Legacy Drive
            H3-3A-05
            Plano, Texas  75024-3105
            Attention:  General Counsel

      In case of BIR:

            Birmingham Steel Corporation
            1000 Urban Center Parkway
            Suite 300
            Birmingham, Alabama 35242-2516
            Attn: Mr. Thomas N. Tyrrell, Vice Chairman and
                  Chief Administrative Officer

      with a copy to:

            William R. Lucas, Jr.
            Lightfoot, Franklin, White & Lucas
            300 Financial Center
            Birmingham, Al 35203-2706

      Any writing which may be mailed pursuant to the foregoing may also be delivered by hand and shall be effective when received by the addressee. Either party may from time to time specify as its address for purposes of this Agreement any other address upon giving ten days prior written notice thereof to the other party.

11.4 Counterparts. This Agreement may be executed in several counterparts, all of which taken together shall constitute one single agreement between the parties hereto.

11.5 Headings. The Article and Section headings and the table of contents used herein are for reference and convenience only and shall not enter into the interpretation hereof.

11.6 Relationship of Parties. EDS, in furnishing the Services to BIR hereunder, is acting only as an independent contractor and under no circumstances will EDS be deemed to be in any relationship with BIR carrying with it fiduciary or trust responsibilities, whether through partnership or otherwise. EDS does not undertake by this Agreement or otherwise to perform any obligation of BIR, whether regulatory or contractual, or to assume any responsibility for BIR's business or operations. EDS has the sole right and obligation to supervise, manage, contract, direct, procure, perform or cause to be performed, all work to be performed by EDS hereunder unless otherwise provided herein.

11.7 Hiring of Employees. During the Term or any renewals of this Agreement and for a period of twelve (12) months thereafter, neither party will solicit, directly or indirectly, for employment or employ any employee of the other without the prior written consent of the other.

11.8 Approvals and Similar Actions. Where agreement, approval, acceptance, consent or similar action by either party is required by any provision of this Agreement, such action shall not be unreasonably delayed or withheld.

11.9 Force Majeure. Each party shall be excused from performance hereunder (other than performance of obligations to make payment) for any period and to the extent that it is prevented from performing pursuant hereto, in whole or in part, as a result of delays caused by the other or third parties or an act of God, war, civil disturbance, court order, labor dispute, or other cause beyond its reasonable control, including failures or fluctuations in electrical power, heat, light, air conditioning or telecommunications equipment, and such nonperformance shall not be a default hereunder or a ground for termination hereof.


11.10 Severability. If any term or provision (other than a term or provision relating to any payment obligation) of this Agreement or the application thereof to any person or circumstances shall, to any extent, be held invalid or unenforceable, the remainder of this Agreement or the application of such term or provision to persons or circumstances other than those as to which it is invalid or unenforceable shall not be affected thereby, and each term and provision of this Agreement shall be valid and enforceable to the extent permitted by law.

11.11 Waiver. No delay or omission by either party hereto to exercise any right or power hereunder shall impair such right or power or be construed to be a waiver thereof. A waiver by either of the parties hereto of any of the covenants to be performed by the other or any breach thereof shall not be construed to be a waiver of any succeeding breach thereof or of any other covenant herein contained. All remedies provided for in this Agreement shall be cumulative and in addition to and not in lieu of any other remedies available to either party at law, in equity or otherwise.

11.12 Attorneys' Fees. If any legal action or other proceeding is brought for the enforcement of an award under Section 8.3, the prevailing party shall be entitled to recover reasonable attorneys' fees and expenses and other costs incurred in that action or proceeding, in addition to any other relief to which it may be entitled.

11.13 Media Releases. All media releases, public announcements and public disclosures by BIR or EDS relating to this Agreement or its subject matter, including, without limitation, promotional or marketing material (but not including any announcement intended solely for internal distribution at BIR or EDS, as the case may be, or any disclosure required by legal, accounting or regulatory requirements beyond the reasonable control of BIR or EDS, as the case may
      be) shall be coordinated with and approved by BIR and EDS prior to the release thereof.

11.14 No Third Party Beneficiary. Nothing in this Agreement may be relied upon or shall benefit any party other than the parties hereto.

11.15 Entire Agreement. This Agreement, including any Schedules or Exhibits referred to herein and attached hereto, each of which is incorporated in this Agreement for all purposes, constitutes the entire agreement between the parties with respect to the subject matter of this Agreement and there are no representations, understandings or agreements relating to this Agreement which are not fully expressed herein. No amendment, modification, waiver or discharge hereof shall be valid unless in writing and signed by an authorized representative of the party against which such amendment, modification, waiver or discharge is sought to be enforced.

11.16 Governing Law. This Agreement shall be governed by and construed in accordance with the laws of the State of Alabama, without giving effect to principles of conflict of laws.


      IN WITNESS WHEREOF, EDS and BIR have each caused this Agreement to be signed and delivered by its duly authorized officer, all as of the Agreement Date.

ELECTRONIC DATA SYSTEMS             BIRMINGHAM STEEL
CORPORATION                         CORPORATION



By:   Robert Merry                  By:   Thomas N. Tyrrell
      ---------------------               -----------------

Name: Robert Merry                  Name: Thomas N. Tyrrell
      ---------------------               -----------------

Title:Strategic Business            Title:Vice Chairman &
Unit President                      Chief Administrative
                                    Officer




EXHIBIT 22.1


        BIRMINGHAM STEEL CORPORATION
       SUBSIDIARIES OF THE REGISTRANT
            AS OF JUNE 30, 1995


American Steel & Wire Corporation, a Delaware   corporation

Norfolk Steel Corporation, a Virginia corporation

Barbary Coast Steel Corporation, a Delaware corporation

Palo Verde Steel Corporation, a Delaware corporation

Birmingham Steel Overseas, Ltd, a Barbados corporation

Port Everglades Steel Corporation, a Delaware corporation

Richmond Steel Recycling/Birmingham Corporation, a
      Delaware corporation





EXHIBIT NO. 23.1


CONSENT OF INDEPENDENT AUDITORS


We consent to the incorporation by reference (i) in the Registration Statement (Form S-8 No. 33-16648) pertaining to the Birmingham Steel Corporation 1986 Stock Option Plan;
(ii) in the Registration Statement (Form S-8 No. 33-23563) pertaining to the Birmingham Steel Corporation Non-Union Employees' 401(k) Plan; (iii) in the Registration Statement (Form S-8 No. 33-30848) pertaining to the Birmingham Steel Corporation 1989 Non-Union Stock Option Plan; (iv) in the Registration Statement (Form S-8 No. 33-41595) pertaining to the Birmingham Steel Corporation 1990 Management Incentive Plan; and (v) in the Registration Statement (Form S-8 No. 33-51080) pertaining to the Birmingham Steel Corporation 1992 Non-Union Employees' Stock Option Plans of our report dated August 4, 1995 with respect to the consolidated financial statements and schedule of Birmingham Steel Corporation included in the Annual Report (Form 10-K) for the year ended June 30, 1995.

                  Ernst & Young LLP
                  ------------------
                  Ernst & Young LLP


Birmingham, Alabama
September 28, 1995