Form 10-Q
period 1995-09-30
BIRMINGHAM STEEL CORP
filed 1995-11-14
CIK 779334

--------------------------------------------------------
--------------------------------------------------------
                     UNITED STATES
          SECURITIES AND EXCHANGE COMMISSION
               Washington, D. C.  20549

                       FORM 10-Q

(Mark One)
/X/   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1995

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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 28,537,613 Shares of Common
Stock, Par Value $.01 Outstanding at November 14, 1995

--------------------------------------------------------

BIRMINGHAM STEEL CORPORATION
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT NUMBER OF SHARES)



ASSETS                              September 30, 1995      June 30, 1995
                                      (Unaudited)             (Audited)
                                    ------------------  -----------------

Current Assets:
  Cash and cash equivalents         $     2,852             $   4,311
  Accounts receivable, net of
  allowance for doubtful accounts
  of $1,438 at September 30, 1995;
  $1,368 at June 30, 1995               113,096               110,883
Inventories                             198,107               173,053
Prepaid expenses                          1,821                 1,154
Other                                     6,639                13,595
                                        -------               -------
  Total current assets                  322,515               302,996


Property, plant and equipment
  (including property and equip-
  ment, net, held for disposition
  of $22,025 and $27,655 at
  September 30, 1995 and June 30,
  1995, respectively):
  Land and buildings                    119,012               117,835
  Machinery and equipment               361,098               350,275
  Construction in progress               90,211                53,932
                                        -------               -------
                                        570,321               522,042
Less accumulated depreciation          (117,459)             (110,385)
                                        -------               -------
Net property, plant and equipment       452,862               411,657

Excess of cost over net
  assets acquired                        42,173                32,338
Other assets                             11,939                 9,813
                                        -------               -------
   Total assets                     $   829,489             $ 756,804
                                        =======               =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable                     $    59,083             $   8,020
  Accounts payable                       57,639                63,082
  Accrued operating expenses              3,700                 4,137
  Accrued payroll expenses                5,692                 8,791
  Income taxes payable                    1,233                   583
  Other accrued liabilities              18,534                11,482
                                        -------               -------
   Total current liabilities            145,881                96,095

Deferred income taxes                    54,983                53,265

Deferred compensation                     5,221                 5,225

Long-term debt less current portion     157,500               142,500

Commitments and contingencies

Stockholders' equity:
  Preferred stock, par value $.01;
    authorized 5,000,000 shares               -                     -
  Common stock, par value $.01;
    authorized 75,000,000 shares;
    29,605,925 and 29,594,286 shares
    issued at September 30, 1995 and
    June 30, 1995, respectively             296                   296
  Additional paid-in capital            330,656               330,490
  Treasury stock, 1,064,786 shares
    at September 30, 1995               (21,144)              (21,909)
  Unearned compensation                  (2,610)               (2,537)
  Retained earnings                     158,706               153,379
                                        -------               -------
     Total stockholders' equity         465,904               459,719
                                        -------               -------
Total liabilities and stockholders'
    equity                          $   829,489             $ 756,804
                                    ===========             =========

                              See accompanying notes
--------------------------------------------------------
--------------------------------------------------------

BIRMINGHAM STEEL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA; UNAUDITED)



                               Three months ended September 30,
                           ----------------------------------------
                                 1995                   1994
                           ------------------      ----------------

Net Sales                       $207,252                $220,601

Cost of sales:
  Other than depreciation
    and amortization             174,105                 180,322
  Depreciation and
    amortization                   8,030                   7,985
                                --------                --------
  Gross profit                    25,117                  32,294

Provision for loss on
  disposition of property,
  plant and equipment                  -                     726
Selling, general and
  administrative                  10,382                   9,169
Interest                           2,271                   2,356
                                --------                --------
                                  12,464                  20,043

Other income, net                  1,363                     730

Income before income taxes        13,827                  20,773

Provision for income taxes         5,649                   8,568
                                 -------                --------
Net Income                      $  8,178                $ 12,205
                                ========                ========

Weighted average shares
  outstanding                     28,521                  29,404
                                ========                ========

Earnings per share              $   0.29                $   0.42

Dividends declared per
  share                         $   0.10                $   0.10
                                ========                ========


                               See accompanying notes.



BIRMINGHAM STEEL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)





                              Three months ended
                                 September 30,
                            -----------------------
                                1995       1994
                            (unaudited) (unaudited)
                            ----------- -----------

CASH FLOWS FROM OPERATING
  ACTIVITIES

  Net Income                $  8,178    $  12,205

  Adjustments to reconcile
  net income to net cash
  provided by operating
  activities:
    Depreciation and
     amortization              8,030        8,039
    Provision for doubtful
     accounts receivable          92          264
    Deferred income taxes      1,641        1,880
    Provision for loss on
     disposition of
     property, plant and
     equipment                     -          726
    Other                        720          607

Changes in operating assets
   and liabilities, net
   of effects from business
   acquisition:
  Accounts receivable         (2,305)      (2,637)
  Inventories                (25,054)       3,176
  Prepaid expenses              (667)         (90)
  Other current assets         6,956          581
  Accounts payable            (5,585)       8,282
  Income taxes payable           650            -
  Other accrued liabilities    3,594        7,862
  Deferred compensation           (4)         154
                            ---------   ---------

  Net cash provided by
   operating activities       (3,754)      41,049

CASH FLOWS FROM INVESTING
   ACTIVITIES:
  Additions to property,
    plant and equipment      (36,891)     (13,027)
  Payments for business
    acquisitions             (11,250)           -
  Proceeds from disposal
    of property, plant
    and equipment                 16            5
  Additions to other
    non-current assets       (12,765)      (1,232)
  Reductions in other
    non-current assets            81           46
                            --------    ---------
Net cash used in
    investing activities     (60,809)     (14,208)

CASH FLOWS FROM FINANCING
   ACTIVITIES:
  Net short-term borrowings
    and repayments            51,063            -
  Proceeds from issuance of
    long-term debt            15,000            -
  Proceeds from issuance of
    common stock                  59          119
  Purchase of treasury
    stock                       (167)           -
  Cash dividends paid         (2,851)      (2,940)
                            ---------   ---------
Net cash (used in)
  provided by
  financing
  activities                  63,104       (2,821)
                            ---------   ---------
Net (decrease) increase
  in cash and cash
  equivalents                 (1,459)      24,020

Cash and cash equivalents
  at:
  Beginning of period          4,311       28,916
                            ---------   ---------
  End of period                2,852       52,936
                            =========   =========

Supplemental cash flow
  disclosures:
  Cash paid during the
    period for:
     Interest (net of
      amounts
      capitalized)              (445)        (124)
     Income taxes                162        1,541

                See accompanying notes


             BIRMINGHAM STEEL CORPORATION
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              SEPTEMBER 30, 1995 AND 1994

 1.  Significant Accounting Policies

      Principles of consolidation

   The consolidated financial statements include the accounts of Birmingham Steel Corporation (the Company) and its subsidiaries, all of which are wholly owned.
All significant intercompany accounts and transactions have been eliminated. The Company operates in one industry segment, production of steel and steel products.


      Inventories

   Inventories are stated at the lower of cost or market value. The cost of steel inventories is determined using the first-in, first-out method.

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

 2.   Business Acquisitions

   On December 31, 1994, the Company purchased Port
Everglades Steel Corporation (PESCO), a steel distribution company headquartered in Fort Lauderdale, Florida for $11,400,000 in cash and assumption of liabilities of $3,100,000 million. The purchase price has been allocated to the assets and liabilities of PESCO based upon their estimated fair values. Pro forma results for prior year would not be materially different from the amounts reported in the Company's consolidated income statement if the acquisition had occurred as of the beginning of the prior year.

   In the quarter ending September 30, 1995, the Company entered into an agreement to purchase the steel manufacturing equipment and other assets from Western
Steel Limited, a subsidiary of IPSCO Inc. located in Calgary, Alberta, Canada, and the stock of Richmond
Steel Recycling Limited, a subsidiary of Western Steel
Limited, located in Richmond, British Columbia, Canada.
The first transaction was consummated in the quarter and the second transaction is expected to be completed in the second quarter. The purchase price of these acquisitions is approximately $17,500,000.



 3.   Business Disposition

   On March 12, 1995, the Company sold its mine roof bolt business unit for $21,500,000, less costs approximating $1,758,000. In connection with the sale, the Company entered into a five-year supply agreement to provide purchaser the majority of its steel requirements.


  4.  Inventories

   Inventories were valued as summarized in the following table (in thousands):

                                  September 30 June 30
                                      1995       1995
                                  ----------- ---------

   At lower of cost (first-in,
     first-out) or market:
     Raw materials and mill
       supplies                   $ 46,786    $ 45,074
     Work-in-progress               72,207      51,516
     Finished goods                 79,114      76,463
                                  --------    --------
                                   198,107     173,053
                                  ========    ========

 5.   Borrowing Arrangements

   Under line of credit arrangements for short-term borrowings with four banks, the Company may borrow up to $185,000,000 with interest at market rates mutually agreed upon by the Company and the banks. One of these lines of credit supports bankers'acceptance and commercial paper program. Approximately $125,917,000 was available under these facilities at September 30, 1995.

   On September 1, 1995, American Steel & Wire
Corporation (ASW), a wholly-owned subsidiary of the Company, issued $15,000,000 in Solid Waste Disposal
Revenue Bonds under the authority of the Ohio Water
Development Authority. The bonds have a term of thirty years at a variable market interest rate. The proceeds of the bonds will be used to construct a waste water treatment facility at the Company's new bar mill project located in Cleveland, Ohio.

   On September 19, 1995, the Company completed a
$150,000,000 private placement of senior notes. The notes are unsecured and primarily consist of maturities ranging from seven to ten years and a weighted average interest rate of 7.05 percent. The notes contained a delayed funding provision which allows the Company to draw down the proceeds at any time through mid-December
1995. The proceeds of the debt issue will be utilized primarily to fund the current requirements of the Company's multi-year capital expenditure program.


 6.   Commitments

   In April, 1995, the Company entered into a ten-year agreement with Electronic Data Systems Corporation
(EDS), an information management and consulting firm.
Under the agreement, EDS will provide information system management, systems development and consulting services to the Company. Future minimum payments from systems management services are $6,300,000 per year.


 7.   Contingencies

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

   As part of its ongoing environmental compliance and monitoring programs, the Company is voluntarily developing work plans for environmental conditions involving certain of its operating facilities and other properties which are held for sale. Based upon the Company's study of the known conditions and its prior experience in investigating and correcting environmental conditions, the Company estimates that the potential costs of these site restoration and remediation efforts may range from $3,050,000 to $4,650,000. Approximately
$1,359,000 of these costs is recorded in accrued liabilities at September 30, 1995. The remaining costs principally consist of site restoration and environmental exit costs to ready the idle facilities for sale, and have been considered in determining whether the carrying amounts of the properties exceed their net realizable values. These expenditures are expected to be made in the next one to two years, if the necessary regulatory agency approvals of the Company's work plans are obtained. Though the Company believes it has adequately provided for the cost of all known environmental conditions, the applicable regulatory agencies could insist upon different and more costly remediative measures than those the Company believes are adequate or required by existing law. Otherwise, the Company believes that it is currently in compliance with all known material and applicable environmental regulations.

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

 8.   Disposal of Idle Facilities

   In Fiscal 1995, the Company entered into an agreement to sell its idle facility in Ballard, Washington. In
August, 1995, the Company completed the exchange of the idle Kent, Washington facility and other property at the Seattle, Washington steel-making facility with the Port of Seattle for property owned by the Port which will be used in the Company's Seattle operations

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


In the first quarter of fiscal 1996, the Company reported net income of $8,178,000, compared with $12,205,000 in the first period of fiscal 1995.
Earnings per share for the quarter were $.29, down from $.42 reported in the prior year period. First quarter earnings reflected a $1.3 million pretax charge associated with the start-up of a new electric arc furnace at the Company's Seattle mill. First quarter steel shipments were 574,000 tons, compared with 619,000 tons shipped a year ago. Net sales for the first quarter were $207,252,000, compared with $220,601,000 in the first quarter last year.


Net Sales

Steel shipments in the first quarter declined approximately 7 percent from the prior year level, primarily reflecting reduced sales of lower margin semi-finished steel billets. Finished goods shipments during the same period were down approximately 2 percent. Net sales for the first quarter declined approximately 6 percent, reflecting the reduced shipment levels mentioned above and the absence of sales from the Company's former mine roof support business (sold in March 1995).

The average steel selling price for the Company's
Rebar/Merchant Business was $317 per ton in the first quarter, a rise of $22 per ton over the prior year first quarter, but flat with the immediately preceding quarter. Rebar/merchant pricing experienced downward pressure late in the first quarter, as the Company announced a $20 per ton price decrease for merchant products effective in September. Selling price pressures continue to be evident into the second quarter, with rebar pricing off as much as $25 per ton in certain regions. With the Company heading into the seasonally weaker winter months, the near term outlook for steel pricing indicates further weakening.

First quarter shipment of high quality rod and wire products declined approximately 7 percent to 123,000 tons, compared with 132,000 tons in the prior year period. The average selling price for high quality rod products increased approximately 3 percent in the first quarter to $483 per ton, compared with $470 per ton in the prior year. The near term pricing outlook for the Company's Rod and Wire Business is stable to nominally down.



Cost of Sales

As a percentage of net sales, cost of sales (other than depreciation and amortization) increased to 84.0 percent compared with 81.7 percent in the first quarter last year. This increase resulted primarily from a rise in the cost of FIFO inventories charged to cost of sales during the first quarter and expenses associated with the start-up of a new melt shop furnace at the Company's
Seattle mill.

During the fourth quarter of fiscal 1995, the Company suffered production outages at two of its mini-mills related to transformer failures and a major equipment installation. These outages, and the resultant increases in conversion costs, led to the high cost FIFO inventories referred to above. First quarter steel conversion costs were $119 per ton, compared with $126 in the immediately preceding quarter and $117 in the first quarter last year. Raw material scrap cost in the first quarter was $138 per ton, down from $142 in the immediately preceding quarter and up from $123 in the first quarter last year.

Operating efficiency at the Company's rebar/merchant mini-mills was high during the first quarter, as steel melting and finished rolling production records were set. In July, the Company began operating a new high-reactance electric arc furnace at its Seattle mill, which has significantly outperformed the Company's expectations. Production levels achieved by the new melt shop, though low due to its start-up mode, were nearly double its projected output. Although all the Company's mini-mills are operating efficiently, flat steel shipment levels coupled with rising production have led to increased inventory levels Company-wide. As a prudent measure to reduce these surplus inventory levels, the Company has begun to limit production at certain facilities and perform scheduled equipment upgrades and maintenance operations. As a result, conversion costs in the second quarter will likely increase from first quarter levels.

First quarter raw material billet cost at the Company's high quality rod mills rose to $348 per ton, an increase of 8 percent from $321 in the prior year period. The
Company is proceeding on schedule with its announced plan to construct a high quality steel melting facility in Memphis. Groundbreaking for the new facility is planned for late in the fiscal second quarter, with tentative start-up scheduled for the fourth quarter of fiscal 1997.

Depreciation and amortization expense increased to $8,030,000 from $7,985,000 in the first quarter of fiscal 1995, primarily due to the recognition of depreciation of fixed asset additions during fiscal 1995 and fixed asset additions in the first quarter of fiscal
1996.


Selling, General and Administrative Expenses (SG&A)

SG&A increased in the first quarter to $10,382,000 from $9,169,000 reported last year primarily due to expenses associated with the Company's recent contract with Electronic Data Systems (EDS) which is expected to provided the Company with state-of-the-art systems capabilities. As a percent of net sales, first quarter
SG&A were 5.0 percent, compared with 4.2 percent last year.


Interest Expense

Interest expense declined 3.6 percent in the first quarter of fiscal 1996 to $2,271,000, compared with $2,356,000 reported last year. Interest expense is expected to increase for the remainder of the fiscal year due to an increase in debt levels with the planned mid-December 1995 funding of the Company's recently arranged $150 million private placement bearing an average interest rate of 7.05 percent.


Income Taxes

Effective income tax rates for the first quarters of fiscal 1996 and fiscal 1995 were 40.9% and 41.2%, respectively.


Liquidity and Capital Resources

Operating Activities

In the first quarter of fiscal 1996, net cash used in operating activities was $3.8 million, compared with cash provided by operating activities of $41.0 million reported last year. The decline in cash flow was essentially due to a substantial increase in operating inventory levels at all of the Company's production facilities. The growth in current year inventory levels was primarily the result of increased finished goods production combined with flat shipment levels and the inclusion of certain inventories at the Company's rod production facilities previously held as inventory on consignment.

Investing Activities

Net cash used in investing activities during the first quarter was $60.8 million, compared with $14.2 million last year. Capital spending increased significantly during fiscal 1996, as the Company proceeds with the primary elements of its multi-year capital development plan. Current major projects include the recently completed melt shop furnace at the Seattle mill and the $112 million state-of-the-art bar mill at the Company's
American Steel and Wire subsidiary (ASW) scheduled for completion in April 1996. Also during the first quarter, the Company entered into an agreement to purchase certain idled steelmaking assets of Western
Steel Limited and the stock of Richmond Steel Recycling
Limited (a subsidiary of Western Steel Limited) both located in British Columbia, Canada (see Note 2 to
Consolidated Financial Statements).

Financing Activities

Net cash provided by financing activities was $63.1 million in the first quarter, compared with net cash used in financing activities of $2.8 million last year.
During the quarter, the Company drew from its short-term credit lines in order to fund capital investments and other expenditures in excess of operating cash flow and completed a $15 million, 30 year tax-free bond financing at ASW. Also, pursuant to Board authorization, the Company purchased approximately 10,000 shares of its stock in the open market during the first quarter, with subsequent purchases of approximately 25,000 shares early in the second quarter of fiscal 1996.

Working Capital

Working capital at the end of the first quarter decreased to $176.6 million, compared with $206.9 million at the end of fiscal 1995. The decrease in working capital was essentially due to the increased short-term borrowing mentioned above.

Other Comments

On October 17, 1995, the Company declared a regular quarterly cash dividend of $.10 (ten cents) per share which was paid November 7, 1995 to shareholders of record on October 27, 1995.


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

By letter dated October 20, 1992, the Department of
Toxic Substances Control of the Environmental Protection
Agency of the State of California ("DTSC") submitted to Barbary Coast Steel Corporation ("BCSC"), a wholly owned subsidiary of the Company, for its review and comment a proposed Consent Order relating to BCSC's closed steel facility at Emeryville, California. BCSC and DTSC executed the terms of a Consent Order on March 22, 1993 and, pursuant to that Consent Order, BCSC has completed an environmental assessment of the site and has nearly completed the remediation of the property. DTSC has approved the work plan. The Company believes that, in connection with the January 1991 closure of the Emeryville mill, it made adequate provisions in its financial statements for the cost of remediating the site.

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

IMACC has alleged current and prospective damages, excluding attorneys' fees, of between $1,000,000 and $4,700,000. BCSC and several co-defendants successfully moved for dismissal of IMACC's RCRA claims, effectively eliminating liability for IMACC's attorneys fees. IMACC has indicated that it intends to request reconsideration of this ruling.

Based upon the results of laboratory analysis of soil samples taken from the property, BCSC believes that IMACC's contention that BCSC is responsible for the contamination of the property in question is without merit. The Company believes that there is little, if any, factual basis for IMACC's claims; the Company further believes that most, if not all, of any liability imposed upon it may be recovered from other parties to the litigation through its claims of indemnity. Trial is presently set for October 7, 1996.


Item 6. Exhibits and Reports on Form 8-K

The following exhibit is being filed with this report:

  Exhibit 27 - Financial Data Schedule


During the quarter ended September 30, 1995, no reports on Form 8-K were required to be filed.




Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 Birmingham Steel
                                 Corporation



November 14, 1995                James A. Todd, Jr.
                                 -------------------
                                 James A. Todd, Jr.
                                 Chairman, Chief
                                 Executive Officer




November 14, 1995                John M. Casey
                                 --------------------
                                 John M. Casey
                                 Vice President,
                                 Chief Financial
                                 Officer