Form 10-Q
period 1995-12-31
BIRMINGHAM STEEL CORP
filed 1996-02-14
CIK 779334

--------------------------------------------------------
--------------------------------------------------------
                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.  20549

                                 FORM 10-Q

(Mark One)
/X/   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 1995

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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 28,599,532 Shares of Common
Stock, Par Value $.01 Outstanding at February 9, 1996

--------------------------------------------------------

BIRMINGHAM STEEL CORPORATION
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT NUMBER OF SHARES)



ASSETS                                December 31, 1995     June 30, 1995
                                         (Unaudited)          (Audited)
                                      ------------------  -----------------

Current Assets:
  Cash and cash equivalents            $    52,566          $   4,311
  Accounts receivable, net of
  allowance for doubtful accounts
  of $1,742 at December 31, 1995;
  $1,368 at June 30, 1995                   98,878            110,883
Inventories                                215,115            173,053
Prepaid expenses                             1,917              1,154
Other                                       10,296             13,595
                                           -------            -------
  Total current assets                     378,772            302,996


Property, plant and equipment
  (including property and equip-
  ment, net, held for disposition
  of $18,677 and $27,655 at
  December 31, 1995 and June 30,
  1995, respectively):
  Land and buildings                       120,205            117,835
  Machinery and equipment                  381,444            350,275
  Construction in progress                 101,860             53,932
                                           -------            -------
                                           603,509            522,042
Less accumulated depreciation             (120,835)          (110,385)
                                           -------            -------
Net property, plant and equipment          482,674            411,657

Excess of cost over net
  assets acquired                           31,386             32,338
Other assets                                27,529              9,813
                                           -------            -------
   Total assets                        $   920,361          $ 756,804
                                           =======            =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable                        $         -          $   8,020
  Accounts payable                          60,667             63,082
  Accrued operating expenses                 4,029              4,137
  Accrued payroll expenses                   6,295              8,791
  Income taxes payable                         796                583
  Other accrued liabilities                 16,717             11,482
                                           -------            -------
   Total current liabilities                88,504             96,095

Deferred income taxes                       54,983             53,265

Deferred compensation                        5,428              5,225

Long-term debt less current portion        307,500            142,500

Commitments and contingencies

Stockholders' equity:
  Preferred stock, par value $.01;
    authorized 5,000,000 shares                  -                  -
  Common stock, par value $.01;
    authorized 75,000,000 shares;
    29,626,525 and 29,594,286 shares
    issued at December 31, 1995 and
    June 30, 1995, respectively                296                296
  Additional paid-in capital               330,942            330,490
  Treasury stock, 1,082,545 and
    1,098,356 shares issued
    at December 31, 1995 and
    June 30, 1995, respectively,
    at cost                                (21,399)           (21,909)
  Unearned compensation                     (2,402)            (2,537)
  Retained earnings                        156,509            153,379
                                           -------            -------
     Total stockholders' equity            463,946            459,719
                                           -------            -------
Total liabilities and stockholders'
    equity                             $   920,361          $ 756,804
                                       ===========          =========

                                         See accompanying notes.
--------------------------------------------------------
--------------------------------------------------------

BIRMINGHAM STEEL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA; UNAUDITED)


                                Three months              Six months
                             ended December 31,        ended December 31,
                         -------------------------  ------------------------
                            1995          1994        1995          1994
                         -----------    ----------  ----------    ----------

Net Sales                   $197,398      $203,238    $404,650      $423,839

Cost of sales:
  Other than depreciation
    and amortization         173,641       163,267     347,746       343,589
  Depreciation and
    amortization               8,272         7,996      16,302        15,981
                            --------      --------    --------      --------
  Gross profit                15,485        31,975      40,602        64,269

Provision for loss on
  disposition of property,
  plant and equipment          2,055           599        2,055        1,325
Selling, general and
  administrative              10,334         9,283       20,716       18,452
Interest                       3,093         2,174        5,364        4,530
                            --------      --------     --------     --------
                                   3        19,919       12,467       39,962

Other income, net              1,271         1,134        2,634        1,864

Income before income taxes     1,274        21,053       15,101       41,826

Provision for income taxes       618         8,684        6,267       17,252
                            --------      --------     --------     --------
Net Income                  $    656      $ 12,369     $  8,834     $ 24,574
                            ========      ========     ========     ========

Weighted average shares
  outstanding                 28,538        29,450       28,529       29,427
                            ========      ========     ========     ========

Earnings per share          $   0.02      $   0.42     $   0.31     $   0.84

Dividends declared per
  share                     $   0.10      $   0.10     $   0.20     $   0.20
                            ========      ========     ========     ========


                                              See accompanying notes.



BIRMINGHAM STEEL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)





                                            Six months ended
                                              December 31,
                                      ----------------------------
                                          1995             1994
                                      (unaudited)      (unaudited)
                                      -----------      -----------

CASH FLOWS FROM OPERATING
  ACTIVITIES:

  Net Income                          $  8,834         $  24,574

  Adjustments to reconcile
  net income to net cash
  provided by operating
  activities:
    Depreciation and
     amortization                       16,302            16,089
    Provision for doubtful
     accounts receivable                   383               622
    Deferred income taxes                1,641             3,707
    Provision for loss on
     disposition of
     property, plant and
     equipment                           2,055             1,325
    Other                                1,458             1,359

Changes in operating assets
   and liabilities, net
   of effects from business
   acquisition:
  Accounts receivable                   11,622            16,882
  Inventories                          (42,062)          (24,573)
  Prepaid expenses                        (763)               67
  Other current assets                   3,299               719
  Accounts payable                      (2,163)           (1,607)
  Income taxes payable                     213            (1,510)
  Other accrued liabilities              2,708               611
  Deferred compensation                    203               368
                                      ---------        ---------

  Net cash provided by
   operating activities                  3,730            38,633

CASH FLOWS FROM INVESTING
   ACTIVITIES:
  Additions to property,
    plant and equipment                (76,879)          (31,354)
  Payments for business
    acquisitions                       (11,250)          (10,652)
  Proceeds from disposal
    of property, plant
    and equipment                           86                 5
  Investment in scrap
    subsidiary                          (7,499)                -
  Additions to other
    non-current assets                 (14,649)           (1,416)
  Reductions in other
    non-current assets                   3,921               255
                                      --------         ---------
Net cash used in
    investing activities              (106,270)          (43,162)

CASH FLOWS FROM FINANCING
   ACTIVITIES:
  Net short-term borrowings
    and repayments                      (8,020)                -
  Proceeds from issuance of
    long-term debt                     165,000                 -
  Proceeds from issuance of
    common stock                            59               180
  Purchase of treasury
    stock                                 (540)                -
  Cash dividends paid                   (5,704)           (5,886)
                                      ---------        ---------
Net cash provided by
  (used in)
  financing
  activities                           150,795            (5,706)
                                      ---------        ---------
Net increase (decrease)
  in cash and cash
  equivalents                           48,255           (10,235)

Cash and cash equivalents
  at:
  Beginning of period                    4,311            28,916
                                      --------         ---------
  End of period                       $ 52,566         $  18,681
                                      =========        =========

Supplemental cash flow
  disclosures:
  Cash paid during the
    period for:
     Interest (net of
      amounts
      capitalized)                    $  4,404          $  4,414
     Income taxes                     $  4,069          $ 15,056

                          See accompanying notes.


                       BIRMINGHAM STEEL CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1995 AND 1994

 1.  Significant Accounting Policies

        Principles of consolidation

   The consolidated financial statements include the accounts of Birmingham Steel Corporation (the Company) and its subsidiaries, all of which are wholly owned. In the opinion of management, all adjustments considered necessary for a fair presentation have been included.
All significant intercompany accounts and transactions have been eliminated. The Company operates in one industry segment, production of steel and steel products.


        Inventories

   Inventories are stated at the lower of cost or market value. The cost of steel inventories is determined using the first-in, first-out method.

        Earnings per share

   Earnings per share are computed using the weighted average number of outstanding common shares and dilutive equivalents (if any).

        Recent Accounting Pronouncement

   In March 1995, the Financial Accounting Standards
Board issued Statement No. 121 that requires long-lived assets used in operations, including goodwill, to be written down to their fair value when impairment indicators are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of in future periods. The
Company will adopt Statement No. 121 in the first quarter of fiscal 1997 and, based on current circumstances, does not believe the effect of adoption will be material.

 2.     Business Acquisitions

   On December 31, 1994, the Company purchased Port
Everglades Steel Corporation (PESCO), a steel distribution company headquartered in Fort Lauderdale, Florida for $11,400,000 in cash and assumption of liabilities of $3,100,000. The purchase price has been allocated to the assets and liabilities of PESCO based upon their estimated fair values. Pro forma results for the six months ended December 31, 1994 would not be materially different from the amounts reported in the Company's consolidated income statement if the acquisition had occurred as of the beginning of fiscal
1995.

   On August 8, 1995, the Company purchased the steel manufacturing equipment and other assets from Western
Steel Limited, a subsidiary of IPSCO Inc. located in Calgary, Alberta, Canada for a purchase price of approximately $10,500,000. On December 13, 1995,
Birmingham Recycling Investment Company, LLC, a wholly owned subsidiary of the Company, completed a related transaction when it purchased the stock of Richmond
Steel Recycling Limited, a scrap processing facility and subsidiary of Western Steel Limited, located in Richmond, British Columbia, Canada. The Company has signed a letter of intent to enter into a joint venture with Simsmetal Ltd. (SIMS) whereby SIMS would manage the operations of the Richmond facility.



 3.     Business Disposition

   On March 12, 1995, the Company sold its mine roof bolt business unit for $21,500,000, less costs approximating $1,758,000. In connection with the sale, the Company entered into a five-year supply agreement to provide purchaser the majority of its steel requirements.


  4.    Inventories

   Inventories were valued as summarized in the following table (in thousands):

                                  December 31 June 30
                                     1995       1995
                                  ----------- ---------

   At lower of cost or market:
     Raw materials and mill
       supplies                   $ 49,901    $ 45,074
     Work-in-progress               83,258      51,516
     Finished goods                 81,956      76,463
                                  --------    --------
                                  $215,115    $173,053
                                  ========    ========

 5.     Borrowing Arrangements

   Under line of credit arrangements for short-term borrowings with four banks, the Company may borrow up to $185,000,000 with interest at market rates mutually agreed upon by the Company and the banks. One of these lines of credit supports a bankers'acceptance and commercial paper program. The full line of credit was available under these facilities at December 31, 1995.

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

   On September 29, 1995, the Company completed a
$150,000,000 private placement of senior notes. The notes are unsecured and primarily consist of maturities ranging from seven to ten years and a weighted average interest rate of 7.05 percent. The proceeds of the debt issue, which were drawn down on December 15, 1995,will be utilized primarily to fund the current requirements of the Company's multi-year capital expenditure program.


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

   As part of its ongoing environmental compliance and monitoring programs, the Company is voluntarily developing work plans for environmental conditions involving certain of its operating facilities and other properties which are held for sale. Based upon the Company's study of the known conditions and its prior experience in investigating and correcting environmental conditions, the Company estimates that the potential costs of these site restoration and remediation efforts may range from $3,050,000 to $4,650,000. Approximately
$1,306,000 of these costs is recorded in accrued liabilities at December 31, 1995. The remaining costs principally consist of site restoration and environmental exit costs to ready the idle facilities for sale, and have been considered in determining whether the carrying amounts of the properties exceed their net realizable values. These expenditures are expected to be made in the next one to two years, if the necessary regulatory agency approvals of the Company's work plans are obtained. Though the Company believes it has adequately provided for the cost of all known environmental conditions, the applicable regulatory agencies could insist upon different and more costly remediative measures than those the Company believes are adequate or required by existing law. Otherwise, the Company believes that it is currently in compliance with all known material and applicable environmental regulations.

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

 8.     Disposition of Idle Facilities

   In Fiscal 1995, the Company entered into an agreement to sell the real property at its idle facility in Ballard, Washington. In December, 1995, the Company incurred a write-off of $2,055,000 related to the equipment at the Ballard facility after termination of the sales contract on the equipment. In August, 1995, the Company completed the exchange of the idle Kent, Washington facility and other property at the Seattle, Washington steel-making facility with the Port of Seattle for property owned by the Port which will be used in the Company's Seattle operations.

 9.     Other Unusual Charges

   During the second quarter, the Company incurred charges for other unusual items in the amount of $2,745,000 related to severance expenses for reorganization at both the corporate and plant levels and adjustments for local and state tax audits.

10.     Subsequent Events

   On January 16, 1996, the Board of Directors of the
Company adopted a Share Purchase Rights Plan (the plan) designed to discourage takeovers that involve abusive takeover tactics or do not provide fair value to shareholders. A detailed description of the plan was filed on form 8-K on January 23, 1996.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


For the second quarter of fiscal 1996, the Company reported earnings of $656,000, compared with $12,369,000 in the second period of fiscal 1995. Earnings per share for the quarter were $.02, down from $.42 reported last year. Second quarter earnings reflected pre-tax charges for unusual items of approximately $4,800,000 or $.10 per share after tax. Second quarter steel shipments were 557,000 tons, compared with 541,000 tons shipped a year ago. Net sales for the second quarter were $197,398,000, down 3 percent from $203,238,000 for the same period last year.

For the six months ended December 31, 1995 the Company reported earnings of $8,834,000, compared with $24,574,000 for the same period last year. Earnings per share for the period were $.31, down from $.84 reported last year. Steel shipments for the six month period were 1,131,000 tons, a 3 percent decline from 1,161,000 tons for the same period of 1995. Net sales were $404,650,000 for the first six months compared with $423,839,000 in the same period a year ago.

Net Sales

Second quarter rebar/merchant shipments increased 10 percent from the same period last year to 429,000 tons.
Shipment of lower margin semi-finished steel billets account for 6 percent of total rebar/merchant shipments in the second quarter and 3 percent for the same period a year ago. Average selling prices declined to $295 per ton, a 7 percent drop from the immediately preceding quarter and a 5 percent decline as compared to the same period last year. Net sales for the second quarter declined approximately 3 percent from the prior year, primarily due to the reduction in selling prices. Steel demand remained steady through the second quarter, though overall steel shipment levels declined slightly from the first quarter level due to the typical winter slowdown in construction activity. The near term outlook for steel selling prices indicates that pricing is expected to remain near second quarter levels.

Second quarter shipments of the Company's rod & wire products fell 15 percent from the prior year to 128,000 tons primarily due to reduced demand in the automotive sectors. Average rod selling prices increased slightly from the same period last year and are expected to remain flat in the near term.

Cost of Sales

As a percentage of net sales, cost of sales (other than depreciation and amortization) rose to 88.0% compared with 80.3% in the second quarter last year. The increase resulted from lower rebar/merchant average selling prices, a rise in the cost of FIFO inventories charged to cost of sales during the quarter due to planned production curtailments at the Company's rebar/merchant facilities and an increase in the cost of purchased billets at the Company's Rod and Wire facilities.

For the six months ended December 31, 1995, cost of sales as a percentage of sales increased to 85.9% compared with 81.1% in the second quarter last year primarily due to the reasons stated above.

During the second quarter, rebar/merchant conversion costs rose to $126 per ton, a 6 percent increase from the immediately preceding quarter and an increase of 9 percent from the second quarter last year. Increased conversion costs resulted primarily from planned production curtailments referred to above which were initiated to reduce surplus inventory levels at the Company's facilities. Elevated cost of sales are expected to continue through the third quarter as further production curtailments result in higher cost inventories.

The Company's second quarter scrap raw material cost of $137 per ton was essentially unchanged from the first quarter and prior year period although scrap market pricing began to rise late in the second quarter.
Indications from the scrap market are that further increases in scrap costs may occur over the next quarter.

Raw material billet cost at the Company's American Steel and Wire subsidiary (ASW) was $347 per ton in the second quarter, up $26 per ton from $321 a year ago. The
Company is proceeding with its announced plan to construct a high quality steel melting facility in Memphis, Tennessee at a capital cost of approximately
$200 million. Tentative start-up of the facility is scheduled for the fourth quarter of fiscal 1997.

Unusual Items

During the quarter, the provision for loss on disposition of property, plant and equipment amounted to $2,055,000 resulting from a write-off of equipment at the Company's idled Ballard, Washington facility. The second quarter write-off was prompted by the termination of a sales contract on the equipment and the Company's conclusion that a replacement buyer could not be found at a comparable price. Other charges for unusual items amounted to approximately $2,745,000 related to severance expenses for reorganization at both the corporate and plant levels and adjustments for local and state tax audits, the majority of which were charged to cost of sales and selling, general and administrative expenses.

Selling, General and Administrative Expenses ("SG&A")

SG&A increased to $10,334,000 from $9,283,000 reported in the second quarter last year primarily due to expenses associated with the Company's contract with Electronic Data Systems (EDS) which was consummated in the fourth quarter of fiscal 1995. As a percentage of net sales, second quarter SG&A were 5.2 percent, compared with 4.6 percent last year.

For the six months ended December 31, 1995, SG&A increased to $20,716,000 from $18,452,000 reported in the same period last year also due to costs associated with EDS as stated above. As a percentage of net sales, year-to-date SG&A were 5.1 percent, compared with 4.4 percent last year.

Interest Expense

Interest expense increased to $3,093,000 in the second quarter compared with $2,174,000 reported last year, primarily due to increased debt levels on the Company's short-term lines of credit in the first quarter and the funding in mid-December of the Company's $150 million private placement bearing an average interest rate of
7.05 percent. Interest expense is expected to continue to rise for the remainder of the fiscal year as the full impact of increased debt levels are realized. However, as expenditures are made on the Company's major expansion projects, increasing amounts of interest will be capitalized, thereby offsetting the income statement impact.

In the second quarter, the Company capitalized approximately $1,349,000 in interest related to construction projects, compared with approximately
$476,000 in the same period last year.

For the six months ended December 31, 1995, interest expense increased to $5,364,000, compared with $4,530,000 in the prior year essentially due to the reasons stated above. For the six month period, the Company capitalized approximately $2,272,000 in interest related to construction projects, compared with approximately $772,000 in the same period last year.

Income Taxes

Effective income tax rates for the six months ended fiscal 1996 and fiscal 1995 were 41.5% and 41.2%, respectively.

Liquidity and Capital Resources

Operating Activities:

For the first six months of fiscal 1996, cash provided by operating activities fell to $3.7 million, compared with $38.6 million reported last year. The reduction in cash flow was essentially due to a decrease in net income combined with a substantial increase in inventory levels at all of the Company's production facilities.
The growth in current year inventory levels was primarily the result of increased finished goods production coupled with flat shipment levels and the inclusion of certain inventories at the Company's rod/wire facilities previously held as inventory on consignment.

Investing Activities:

Net cash used in investing activities was $106.3 million, compared with $43.2 million last year. Capital spending increased significantly during fiscal 1996, as the Company proceeds with the primary elements of its multi-year capital development program. Current major projects include the melt shop furnace at the Seattle mill which was completed in the first quarter and the $112 million bar mill at the Company's ASW subsidiary scheduled for start-up in the fourth quarter. In the second quarter, the Company completed the purchase of certain idled steel making equipment and other assets of Western Steel Limited located in Calgary, Alberta,
Canada and the stock of Richmond Steel Recycling Limited
(a subsidiary of Western Steel Limited) located in Richmond, British Columbia, Canada (see Note 2 to
Consolidated Financial Statements).


Financing Activities:

Net cash provided by financing activities was $150.8 million in the first six months, compared with net cash used in financing activities of $5.7 million last year.
During the period the Company completed a $15 million, 30 year tax-free bond financing at ASW and issued $150 million senior debt notes, using a portion of the proceeds to pay down the short-term lines of credit.
Also, the Company purchased approximately 33,000 shares of its stock in the open market during the first six months of the year.

Working Capital:

Working capital at the end of the second quarter increased to $290.3 million, compared with $206.9 million at the end of fiscal 1995. The increase in working capital was essentially due to the excess of proceeds from long-term debt received during the first six months of fiscal 1996 over the net cash used in investing activities for the acquisition of long-term assets.

Other Comments

On January 16, 1996, the Company declared a regular quarterly cash dividend of $.10 (ten cents) per share which will be paid February 9, 1996 to shareholders of record on January 29, 1996.

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

By letter dated October 20, 1992, the Department of
Toxic Substances Control of the Environmental Protection
Agency of the State of California ("DTSC") submitted to Barbary Coast Steel Corporation ("BCSC"), a wholly owned subsidiary of the Company, for its review and comment a proposed Consent Order relating to BCSC's closed steel facility at Emeryville, California. BCSC and DTSC executed the terms of a Consent Order on March 22, 1993 and, pursuant to that Consent Order, BCSC has completed an environmental assessment of the site and has nearly completed the remediation of the property. DTSC has approved the work plan. The Company believes that the net realizable values of the property less the remediation costs will exceed the carrying amount for the property.

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


Item 4. Submission of Matters to a Vote of
Security Holders

The Annual Meeting of Shareholders of the
Company was held on October 17, 1995, at which the following matters were brought before and voted upon by the shareholders:

1. The election of the following to the Board of Directors, each to serve until the next
      Annual Meeting of Stockholders:

                                  Voted               Withheld
   Director                        For                Authority

   James A. Todd, Jr.           23,016,774              48,018
   E. Mandell de Windt          23,028,214              36,578
   C. Stephen Clegg             23,024,734              40,058
   George A. Stinson            23,026,314              38,478
   Thomas N. Tyrrell            23,013,061              51,731
   E. Bradley Jones             23,021,694              43,098
   Harry Holiday, Jr.           23,029,292              35,500
   Reginald H. Jones            23,027,549              37,243
   Paul H. Ekberg               23,017,174              47,618
   William J. Cabaniss, Jr.     23,025,389              39,403
   T. Evans Wyckoff             23,028,284              36,508

2.   Proposal to approve the 1995 Stock Accumulation Plan.

     Voted for:         18,907,699
     Voted against:      4,078,196
     Abstained:             77,792

3. Proposal to ratify the selection of Ernst & Young LLP as the independent auditors for the fiscal year ended June 30, 1996.

   Voted for:            22,996,544
   Voted against:            46,046
   Abstained:                22,199

Item  5. Other Information

On January 5, 1996, James A. Todd, Jr. retired from the position of Chairman of the Board and Chief Executive Officer of the Company. The
Board of Directors elected Robert A. Garvey to succeed Mr. Todd effective immediately. Mr.
Todd will remain with the Company as a
consultant for a minimum of six months and will continue to serve as a Director on the Board.

Item 6. Exhibits and Reports on Form 8-K

The following exhibits are required to be filed with this report:

     4.1  Birmingham Steel Corporation
          $150,000,000 Senior Note Purchase
          Agreement dated December 15, 1995
          between the Registrant and the following group of investors:

      -   Connecticut General Life Insurance
          Company
      -   Life Insurance Company of North America
      -   CIGNA Property and Casualty Insurance
          Company
      -   Principal Mutual Life Insurance Company
      -   Nationwide Life Insurance Company
      -   Employers Life Insurance Company of
          Wausau
      -   The Northwestern Mutual Life Insurance
          Company
      -   The Equitable Life Assurance Society of
          the United States
      -   Sun Life Assurance Company of Canada
          (U.S.)
      -   Sun Life Assurance Company of Canada
      -   Sun Life Insurance and Annuity Company
          of New York
      -   The Minnesota Mutual Life Insurance
          Company
      -   Mutual Trust Life Insurance Company
      -   The Reliable Life Insurance Company
      -   Federated Mutual Insurance Company
      -   Federated Life Insurance Company
      -   Minnesota Fire and Casualty Company
      -   National Travelers Life Company
      -   First National Life Insurance Company of
          America
      -   Guarantee Reserve Life Insurance Company
      -   First Colony Life Insurance Company
      -   American United Life Insurance Company
      -   The State Life Insurance Company
      -   Ameritas Life Insurance Company

     4.2     Shareholder Rights Plan of the Registrant
             (incorporated by reference from Current
             Report on Form 8-K filed January 23, 1996.)

    10.1     Employment Agreement, dated January 5,
             1996 between Birmingham Steel
             Corporation and Robert A. Garvey.

No reports on Form 8-K are required to be filed with this report.


EXHIBITS


4.1   BIRMINGHAM STEEL CORPORATION
      NOTE PURCHASE AGREEMENT
      Dated as of September 15, 1995

$76,000,000     6.96% Series A Senior Notes due December
                15, 2002

$14,000,000     7.07% Series B Senior Notes due December
                15, 2005

$60,000,000     7.17% Series C Senior Notes due December
                15, 2005

                             TABLE OF CONTENTS

                                                                      PAGE
1.    PURCHASE AND SALE OF NOTES . . . . . . . . . . . . . . . . . . .   1
   1.1    Issuance of Notes. . . . . . . . . . . . . . . . . . . . . .   1
   1.2    The Closing. . . . . . . . . . . . . . . . . . . . . . . . .   3
   1.3    Purchase for Investment. . . . . . . . . . . . . . . . . . .   4
   1.4    Failure To Deliver, Failure of Conditions,
             Cancellation Fee. . . . . . . . . . . . . . . . . . . . .   5
   1.5    Expenses.. . . . . . . . . . . . . . . . . . . . . . . . . .   5

2.    WARRANTIES AND REPRESENTATIONS . . . . . . . . . . . . . . . . .   6
   2.1    Nature of Business.. . . . . . . . . . . . . . . . . . . . .   6
   2.2    Financial Statements; Debt; Material Adverse
             Change. . . . . . . . . . . . . . . . . . . . . . . . . .   7
   2.3    Subsidiaries and Affiliates. . . . . . . . . . . . . . . . .   7
   2.4    Pending Litigation.. . . . . . . . . . . . . . . . . . . . .   7
   2.5    Title to Properties. . . . . . . . . . . . . . . . . . . . .   8
   2.6    Taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . .   8
   2.7    Full Disclosure. . . . . . . . . . . . . . . . . . . . . . .   9
   2.8    Corporate Organization and Authority.. . . . . . . . . . . .   9
   2.9    Restrictions on Company and Subsidiaries.. . . . . . . . . .   9
   2.10    Compliance with Law.. . . . . . . . . . . . . . . . . . . .  10
   2.11    ERISA.. . . . . . . . . . . . . . . . . . . . . . . . . . .  10
   2.12    Certain Laws. . . . . . . . . . . . . . . . . . . . . . . .  12
   2.13    Environmental Compliance. . . . . . . . . . . . . . . . . .  12
   2.14    Sale is Legal and Authorized; Obligations are
               Enforceable.. . . . . . . . . . . . . . . . . . . . . .  13
   2.15    Governmental Consent. . . . . . . . . . . . . . . . . . . .  13
   2.16    Private Offering. . . . . . . . . . . . . . . . . . . . . .  13
   2.17    No Defaults.. . . . . . . . . . . . . . . . . . . . . . . .  14
   2.18    Use of Proceeds.. . . . . . . . . . . . . . . . . . . . . .  14

3.    CLOSING CONDITIONS . . . . . . . . . . . . . . . . . . . . . . .  15
   3.1    Opinions of Counsel. . . . . . . . . . . . . . . . . . . . .  15
   3.2    Warranties and Representations True; No
             Prohibited Action.. . . . . . . . . . . . . . . . . . . .  15
   3.3    Officers' Certificates.. . . . . . . . . . . . . . . . . . .  15
   3.4    Legality.. . . . . . . . . . . . . . . . . . . . . . . . . .  16
   3.5    Private Placement Numbers. . . . . . . . . . . . . . . . . .  16
   3.6    Expenses.. . . . . . . . . . . . . . . . . . . . . . . . . .  16
   3.7    Other Purchasers.. . . . . . . . . . . . . . . . . . . . . .  16
   3.8    Compliance with this Agreement.. . . . . . . . . . . . . . .  16
   3.9    Proceedings Satisfactory.. . . . . . . . . . . . . . . . . .  16

4.    HOLDERS' SPECIAL RIGHTS. . . . . . . . . . . . . . . . . . . . .  17
   4.1    Direct Payment.. . . . . . . . . . . . . . . . . . . . . . .  17
   4.2    Delivery Expenses. . . . . . . . . . . . . . . . . . . . . .  17
   4.3    Issuance Taxes.. . . . . . . . . . . . . . . . . . . . . . .  17

5.    PREPAYMENTS. . . . . . . . . . . . . . . . . . . . . . . . . . .  17
   5.1    Required Scheduled Prepayments.. . . . . . . . . . . . . . .  17
   5.2    Other Prepayments. . . . . . . . . . . . . . . . . . . . . .  18
   5.3    Notice of Optional Prepayment. . . . . . . . . . . . . . . .  19
   5.4    Partial Prepayment Pro Rata. . . . . . . . . . . . . . . . .  20
   5.5    Notation of Notes on Prepayment. . . . . . . . . . . . . . .  20
   5.6    No Other Optional Prepayments. . . . . . . . . . . . . . . .  20

6.    RIGHT TO PUT . . . . . . . . . . . . . . . . . . . . . . . . . .  20
   6.1    Interest Coverage Event. . . . . . . . . . . . . . . . . . .  20
   6.2    Interest Coverage Event Prepayment Procedure . . . . . . . .  21
   6.3    Offer to Prepay upon Change in Control . . . . . . . . . . .  21
   6.4    Effect of Prepayments. . . . . . . . . . . . . . . . . . . .  23

7.    REGISTRATION; SUBSTITUTION OF NOTES. . . . . . . . . . . . . . .  23
   7.1    Registration of Notes. . . . . . . . . . . . . . . . . . . .  23
   7.2    Exchange of Notes. . . . . . . . . . . . . . . . . . . . . .  23
   7.3    Replacement of Notes.. . . . . . . . . . . . . . . . . . . .  23

8.    COMPANY BUSINESS COVENANTS . . . . . . . . . . . . . . . . . . .  24
   8.1    Payment of Taxes and Claims. . . . . . . . . . . . . . . . .  24
   8.2    Maintenance of Properties and Corporate
             Existence.. . . . . . . . . . . . . . . . . . . . . . . .  24
   8.3    Payment of Notes and Maintenance of Office.. . . . . . . . .  25
   8.4    Maintenance of Consolidated Tangible Net
             Worth.. . . . . . . . . . . . . . . . . . . . . . . . . .  25
   8.5    Current Debt.. . . . . . . . . . . . . . . . . . . . . . . .  26
   8.6    Funded Debt. . . . . . . . . . . . . . . . . . . . . . . . .  26
   8.7    Interest Coverage. . . . . . . . . . . . . . . . . . . . . .  27
   8.8    Investments. . . . . . . . . . . . . . . . . . . . . . . . .  27
   8.9    Liens. . . . . . . . . . . . . . . . . . . . . . . . . . . .  27
   8.10    Mergers; Consolidations; Transfers of
           Property; Disposal of Shares of a Restricted
           Subsidiary. . . . . . . . . . . . . . . . . . . . . . . . .  29
   8.11    ERISA.. . . . . . . . . . . . . . . . . . . . . . . . . . .  32
   8.12    Line of Business. . . . . . . . . . . . . . . . . . . . . .  33
   8.13    Transactions with Affiliates. . . . . . . . . . . . . . . .  33
   8.14    Private Offering. . . . . . . . . . . . . . . . . . . . . .  33
   8.15    Designation of Subsidiaries.. . . . . . . . . . . . . . . .  33

9.    INFORMATION AS TO COMPANY. . . . . . . . . . . . . . . . . . . .  35
   9.1    Financial and Business Information.. . . . . . . . . . . . .  35
   9.2    Officers' Certificates.. . . . . . . . . . . . . . . . . . .  38
   9.3    Accountants' Certificates. . . . . . . . . . . . . . . . . .  39
   9.4    Inspection.. . . . . . . . . . . . . . . . . . . . . . . . .  39

10.   EVENTS OF DEFAULT. . . . . . . . . . . . . . . . . . . . . . . .  39
   10.1    Nature of Events. . . . . . . . . . . . . . . . . . . . . .  39
   10.2    Default Remedies. . . . . . . . . . . . . . . . . . . . . .  41
   10.3    Annulment of Acceleration of Notes. . . . . . . . . . . . .  42

11.   INTERPRETATION OF THIS AGREEMENT . . . . . . . . . . . . . . . .  43
   11.1    Terms Defined.. . . . . . . . . . . . . . . . . . . . . . .  43
   11.2    GAAP. . . . . . . . . . . . . . . . . . . . . . . . . . . .  59
   11.3    Directly or Indirectly. . . . . . . . . . . . . . . . . . .  59
   11.4    Section Headings and Table of Contents and
               Construction. . . . . . . . . . . . . . . . . . . . . .  60
   11.5    Governing Law.. . . . . . . . . . . . . . . . . . . . . . .  60

12.   MISCELLANEOUS. . . . . . . . . . . . . . . . . . . . . . . . . .  60
   12.1    Communications. . . . . . . . . . . . . . . . . . . . . . .  60
   12.2    Reproduction of Documents.. . . . . . . . . . . . . . . . .  61
   12.3    Survival. . . . . . . . . . . . . . . . . . . . . . . . . .  62
   12.4    Successors and Assigns. . . . . . . . . . . . . . . . . . .  62
   12.5    Amendment and Waiver. . . . . . . . . . . . . . . . . . . .  62
   12.6    Payments, When Received.. . . . . . . . . . . . . . . . . .  64
   12.7    Entire Agreement. . . . . . . . . . . . . . . . . . . . . .  64
   12.8    Duplicate Originals, Execution in
               Counterpart.. . . . . . . . . . . . . . . . . . . . . .  64

Annex 1    --   Information as to Purchasers
Annex 2    --   Payment Instructions at Closing
Annex 3    --   Information as to Company

Exhibit A1      --     Form of 6.96% Series A Senior Note due
                       December 15, 2002
Exhibit A2      --     Form of 7.07% Series B Senior Note due
                       December 15, 2005
Exhibit A3      --     Form of 7.17% Series C Senior Note due
                       December 15, 2005
Exhibit B1      --     Form of Company Counsel's Closing
                       Opinion
Exhibit B2      --     Form of Alabama Counsel's Closing
                       Opinion
Exhibit B3      --     Form of Special Counsel's Closing
                       Opinion
Exhibit C      --  Form of Officers' Certificate
Exhibit D      --  Form of Secretary's Certificate



Ladies and Gentlemen:

   BIRMINGHAM STEEL CORPORATION, a Delaware corporation
(together with its successors and assigns, the "Company"), hereby agrees with you as follows:

I.    PURCHASE AND SALE OF NOTES

   A.   Issuance of Notes.

      (a) Series A Notes. The Company will authorize the issuance of Seventy-Six Million Dollars
   ($76,000,000) in aggregate principal amount of its 6.96% Series A Senior Notes due December 15, 2002
   (the "Series A Notes," such term to include each Series A Note delivered from time to time in accordance with any of the Note Purchase Agreements).
   Each Series A Note will:

        a. bear interest (computed on the basis of a 360-day year of twelve 30-day months) on the unpaid principal balance thereof from the date of such Series A Note at the rate of six and ninety-six one-hundredths percent (6.96%) per annum, payable semi-annually on the fifteenth (15th) day of each June and December in each year, commencing on the payment date next succeeding the date of such Series A Note, until the principal amount thereof shall be due and payable; and

        b. bear interest, payable on demand, on any overdue principal (including any overdue prepayment of principal) and Make-Whole Amount, if any, and (to the extent permitted by applicable law) on any overdue installment of interest, at a rate equal to the lesser of

          (1) the highest rate allowed by applicable law, and

          (2)   eight and ninety-six one-hundredths percent
        (8.96%) per annum;

        c.   mature on December 15, 2002; and

        d. be in the form of the Series A Note set out in Exhibit A1 hereto.

      (b) Series B Notes. The Company will authorize the issuance of Fourteen Million Dollars
   ($14,000,000) in aggregate principal amount of its 7.07% Series B Senior Notes due December 15, 2005
   (the "Series B Notes," such term to include each Series B Note delivered from time to time in accordance with any of the Note Purchase Agreements).
   Each Series B Note will:

        (i) bear interest (computed on the basis of a 360-day year of twelve 30-day months) on the unpaid principal balance thereof from the date of such Series B Note at the rate of seven and seven one-hundredths percent (7.07%) per annum, payable semi-annually on the fifteenth (15th) day of each June and December in each year, commencing on the payment date next succeeding the date of such Series B Note, until the principal amount thereof shall be due and payable; and

        (ii) bear interest, payable on demand, on any overdue principal (including any overdue prepayment of principal) and Make-Whole Amount, if any, and (to the extent permitted by applicable law) on any overdue installment of interest, at a rate equal to the lesser of

          (1) the highest rate allowed by applicable law, and

          (2)   nine and seven one-hundredths percent
        (9.07%) per annum;

        (iii)   mature on December 15, 2005; and

        (iv) be in the form of the Series B Note set out in Exhibit A2 hereto.


      (c) Series C Notes. The Company will authorize the issuance of Sixty Million Dollars ($60,000,000) in aggregate principal amount of its 7.17% Series C
   Senior Notes due December 15, 2005 (the "Series C
   Notes," such term to include each Series C Note delivered from time to time in accordance with any of the Note Purchase Agreements). Each Series C Note will:

        (i) bear interest (computed on the basis of a 360-day year of twelve 30-day months) on the unpaid principal balance thereof from the date of such Series C Note at the rate of seven and seventeen one-hundredths percent (7.17%) per annum, payable semi-annually on the fifteenth (15th) day of each June and December in each year, commencing on the payment date next succeeding the date of such Series C Note, until the principal amount thereof shall be due and payable; and

        (ii) bear interest, payable on demand, on any overdue principal (including any overdue prepayment of principal) and Make-Whole Amount, if any, and (to the extent permitted by applicable law) on any overdue installment of interest, at a rate equal to the lesser of

          (3) the highest rate allowed by applicable law, and

          (4)   nine and seventeen one-hundredths percent
        (9.17%) per annum;

        (iii)   mature on December 15, 2005; and

        (iv) be in the form of the Series C Note set out in Exhibit A3 hereto.

      (d) Notes. The term "Note" as used herein shall include each Series A Note, Series B Note and Series
   C Note delivered pursuant to this Agreement and each Note delivered in substitution or exchange for any such Note pursuant to Section 7.2 or Section 7.3 hereof.

   B.   The Closing.

      1. Purchase and Sale of Notes. The Company hereby agrees to sell to you and you hereby agree to purchase from the Company, in accordance with the provisions hereof, the aggregate principal amount of each Series of Notes set forth below your name on Annex 1 hereto (in the amount or amounts and of the Series set forth therein) at one hundred percent
   (100%) of the principal amount thereof.

      2. The Closing. The closing (the "Closing") of the Company's sale of Notes will occur on December
   15, 1995 or such earlier Business Day (the date of the Closing herein referred to as the "Closing Date") specified in a written notice delivered by the Company to each of the Purchasers not less than ten
   (10) days prior to such specified date. The Closing will be held at 10:00 a.m., local time, at the office of The Equitable Life Assurance Society of the United
   States, 787 Seventh Avenue, New York, New York 10019.
   At the Closing, the Company will deliver to you one or more Notes (as set forth below your name on Annex
   1 hereto), in the Series and denominations indicated on Annex 1 hereto, in the aggregate principal amount of your purchase, dated the Closing Date and payable to you or payable as indicated on Annex 1 hereto, against payment by federal funds wire transfer in immediately available funds of the purchase price thereof, as directed by the Company on Annex 2 hereto.

      3. Other Purchasers. Contemporaneously with the execution and delivery hereof, the Company is entering into a separate Note Purchase Agreement identical (except for the name and signature of the purchaser) hereto (this Agreement and such other separate Note Purchase Agreements being herein sometimes referred to collectively as the "Note
   Purchase Agreements") with each other purchaser
   (collectively, the "Other Purchasers") listed on Annex 1 hereto, providing for the sale to each Other
   Purchaser of Notes in the Series and aggregate principal amount set forth below its name on such Annex. The sales of the Notes to you and to each Other Purchaser are to be separate sales.

   C.   Purchase for Investment.

      1. Purchase for Investment. You represent to the Company that you are purchasing the Notes listed on Annex 1 hereto below your name for your own account for investment and with no present intention of distributing the Notes or any part thereof, but without prejudice to your right at all times to:

        a. sell or otherwise dispose of all or any part of the Notes under a registration statement filed under the Securities Act, or in a transaction exempt from the registration requirements of the Securities Act; and

        b. have control over the disposition of all of your assets to the fullest extent required by any applicable insurance law.

   It is understood that, in making the representations set out in Section 2.14(a) hereof and Section 2.15 hereof, the Company is relying, to the extent applicable, upon your representation as aforesaid.

      2.   ERISA.  You represent that:

        a. you are acquiring the Notes for your own account with funds from your general account assets or from assets of one or more segments of such general account, as the case may be, and that, solely for purposes of determining whether such acquisition is a "prohibited transaction" (as provided for in section 406 of ERISA or section
      4975 of the IRC) and in reliance on the
      representations of the Company set forth in Section
      2.11(c)(ii) hereof and the related disclosure of "employee benefit plans" set forth in Part
      2.11(c)(ii) of Annex 3 hereto, you have met all requirements for an exemption under DOL Prohibited
      Transaction Exemption 95-60 (60 FR 35925, July 12,
      1995) in respect of such "employee benefit plans";
      or

        b. if any part of the funds being used by you to purchase the Notes shall come from assets of an employee benefit plan (as defined in section 3 of ERISA) or a plan (as defined in section 4975(e)(1) of the IRC), that:

          (1)   if such funds are attributable to a
        "separate account" (as defined in section 3 of ERISA), then

           (1)    all requirements for an exemption under
          DOL Prohibited Transaction Exemption 90-1, issued January 29, 1990 are met with respect to the use of such funds to purchase the Notes, or

           (2)    the employee benefit plans with an
          interest in such separate account have been identified in a writing delivered by you to the Company;

          (2)   if such funds are attributable to a
        "separate account" (as defined in section 3 of ERISA) that is maintained solely in connection with fixed contracted obligations of an insurance company, any amounts payable, or credited, to any employee benefit plan having an interest in such account and to any participant or beneficiary of such plan (including an annuitant) are not affected in any manner by the investment performance of the separate account; or

          (3)   if such funds are attributable to an
        "investment fund" managed by a "qualified plan asset manager" (as such terms are defined in Part
        V of DOL Prohibited Transaction Exemption 84-14, issued March 13, 1984), all requirements for an exemption under such Exemption are met with respect to the use of such funds to purchase the Notes; or

        c. such employee benefit plan is excluded from the provisions of section 406 of ERISA by virtue of section 4(b) of ERISA.

   D.   Failure To Deliver, Failure of Conditions,
Cancellation Fee.

   If at the Closing the Company fails to tender to you the Notes to be purchased by you thereat, or if the conditions specified in Section 3 hereof to be fulfilled at the Closing have not been fulfilled, you may thereupon elect to be relieved of all further obligations hereunder. Nothing in this Section 1.4 shall operate to relieve the Company from its obligations hereunder or to waive any of your rights against the Company.

   E.   Expenses.

      1. Generally. Whether or not the Notes are sold, the Company will promptly (and in any event within thirty (30) days of receiving any statement or invoice therefor) pay all fees, expenses and costs relating hereto, including, but not limited to:

        a. the cost of reproducing this Agreement and the Notes;

        b.    the reasonable fees and disbursements of Hebb
      & Gitlin, a Professional Corporation, your special counsel (the "Special Counsel");

        c. the cost of delivering to your home office or custodian bank, insured to your satisfaction, the Notes purchased by you at the Closing;

        d.   the fees, expenses and costs incurred
      complying with each of the conditions to closing set forth in Section 3 hereof; and

        e. the expenses relating to the consideration, negotiation, preparation or execution of any amendments, waivers or consents pursuant to the provisions hereof, whether or not any such amendments, waivers or consents are executed or become effective.

      2. Counsel. Without limiting the generality of the foregoing, it is agreed and understood that the Company will pay, contemporaneously with the execution and delivery of this Agreement and at the Closing, each statement for reasonable fees and disbursements of your Special Counsel presented in connection with such execution and delivery at the Closing and the Company will also pay, upon receipt of any statement thereof, each additional statement for reasonable fees and disbursements of your Special
   Counsel rendered after the Closing in connection with the issuance of the Notes or the matters referred to in Section 1.5(a)(v) hereof.

      3. Broker's Fees. The Company agrees to indemnify and hold you harmless against any and all fees, expenses and costs of NationsBanc Capital Markets, Inc. and any other broker or investment banker retained by the Company, if any, incurred in connection with the offer, issuance, sale and delivery of the Notes or the transactions contemplated hereby.

      4. Survival. The obligations of the Company under this Section 1.5 shall survive the payment or prepayment of the Notes and the termination hereof.

II.   WARRANTIES AND REPRESENTATIONS

   To induce you to enter into this Agreement and to purchase the Notes listed on Annex 1 hereto below your name, the Company warrants and represents, as of the Effective Date and as of the Closing Date, as follows:

   A.   Nature of Business.

   Except as set forth in Part 2.1 of Annex 3 hereto, the Private Placement Memorandum, dated June 1995 and prepared by Nationsbanc Capital Markets, Inc. (together with all exhibits and annexes thereto, the "Placement
Memorandum") (a copy of which previously has been delivered to you), correctly describes the general nature of the business and principal Properties of the Company and the Subsidiaries as of the Effective Date and as of the Closing Date.

   B.   Financial Statements; Debt; Material Adverse
Change.

      1.   Financial Statements.  The Company has
   delivered to you the consolidated balance sheets of the Company and its consolidated subsidiaries as of June 30 in the years 1990, 1991, 1992, 1993, 1994 and
   1995 and the related consolidated statements of income, changes in shareholders' equity and cash flows for the fiscal years ended on such dates, all accompanied by opinions thereon by Ernst & Young, independent certified public accountants. Such financial statements have been prepared in accordance with generally accepted accounting principles consistently applied, and present fairly, in all material respects, the consolidated financial position of the Company and its consolidated subsidiaries as of such dates and the results of their operations and cash flows for such periods.
   All such financial statements include the accounts of all subsidiaries of the Company for the respective periods during which a subsidiary relationship has existed. Except as set forth in Part 2.2(a) of Annex
   3 hereto, all Restricted Subsidiaries were subsidiaries of the Company during all of the periods covered by such financial statements.

      2. Indebtedness. Part 2.2(b) of Annex 3 hereto correctly lists all outstanding Indebtedness of the Company and the Subsidiaries (showing which portion is classified as current under GAAP) as of the Effective Date.

      3. Material Adverse Change. Since June 30, 1995, there has been no change in the business, prospects, profits, Properties or condition (financial or otherwise) of the Company or any of the Subsidiaries except changes in the ordinary course of business that, in the aggregate for all such changes, could not reasonably be expected to have a Material Adverse
   Effect.

   C.   Subsidiaries and Affiliates.

   Part 2.3 of Annex 3 hereto states:

      1. the name of each Subsidiary (indicating which Subsidiaries are Restricted Subsidiaries), its jurisdiction of incorporation and the percentage of its Voting Stock owned by the Company and each other
   Subsidiary; and

      2.   the name of each Affiliate that is a
   corporation, partnership or joint venture (other than Subsidiaries) and the nature of the affiliation.

Each of the Company and the Subsidiaries has good and marketable title to all of the shares it purports to own of the stock of each Subsidiary, free and clear in each case of any Lien. All such shares have been duly issued and are fully paid and nonassessable.

   D.   Pending Litigation.

   There are no proceedings, actions or investigations pending or, to the knowledge of the Company, threatened against or affecting the Company or any Subsidiary in any court or before any Governmental Authority or arbitration board or tribunal that, in the aggregate for all such proceedings, actions and investigations, could reasonably be expected to have a Material Adverse
Effect. Neither the Company nor any Subsidiary is in default with respect to any judgment, order, writ, injunction, or decree of any court, Governmental
Authority or arbitration board or tribunal that, in the aggregate for all such defaults, could reasonably be expected to have a Material Adverse Effect.

   E.   Title to Properties.

      1. Each of the Company and the Subsidiaries has good and marketable title to all of the real
   Property, and good title to all of the other
   Property, reflected in the most recent balance sheet referred to in Section 2.2(a) hereof (except as sold or otherwise disposed of in the ordinary course of business), except for such failures to have such good and marketable title as are immaterial to such financial statements and that, in the aggregate for all such failures, could not reasonably be expected to have a Material Adverse Effect. All such Property is free from Liens not permitted by Section 8.9 hereof.

      (b) Each lease of real Property in the name or for the benefit of the Company or any Subsidiary is valid and subsisting and in full force and effect and good standing, except for such failures to be valid and subsisting and in full force and effect and good standing that, in the aggregate, could not reasonably be expected to have a Material Adverse Effect.

      (c) Each of the Company and the Subsidiaries owns, possesses or has the right to use all of the patents, trademarks, service marks, trade names, copyrights and licenses, and rights with respect thereto, necessary for the present and currently planned future conduct of its business, without any known conflict with the rights of others, except for such failures to own, possess, or have the right to use, that, in the aggregate for all such failures, could not reasonably be expected to have a Material Adverse
   Effect.

   F.   Taxes.

      1. Returns Filed; Taxes Paid. All tax returns required to be filed by each of the Company and each Subsidiary and any other Person with which the Company or any Subsidiary files or has filed a consolidated return in any jurisdiction have in fact been filed on a timely basis, and all taxes, assessments, fees and other governmental charges upon each of the Company, such Subsidiary and any such Person, and upon any of their respective Properties, income or franchises, that are due and payable have been paid. Except as disclosed in Part 2.6(a) of Annex 3 hereto, the Company does not know of any proposed additional tax assessment against it or any such Person. All liabilities of the Company and such Persons with respect to federal income taxes have been finally determined except for the fiscal years
   1989 through 1995, the only years not closed by the completion of an audit or the expiration of the statute of limitations.

      2. Book Provisions Adequate. The amount of the liability for taxes reflected in the consolidated balance sheet of the Company and its consolidated subsidiaries as of June 30, 1995 referred to in
   Section 2.2(a) hereof is an adequate provision for taxes (including, without limitation, any payment due pursuant to any tax sharing agreement) as are or may become payable by any one or more of the Company and its consolidated subsidiaries in respect of all tax periods ending on or prior to such date.

   G.   Full Disclosure.

   The financial statements referred to in Section
2.2(a) hereof do not, nor does this Agreement, the Placement Memorandum or any written statement furnished by or on behalf of the Company to you in connection with the negotiation of the sale of the Notes, contain any untrue statement of a material fact or omit a material fact necessary to make the statements contained therein or herein not misleading. There is no fact that the Company has not disclosed to you in writing that has had or, so far as the Company can now reasonably foresee, could have a Material Adverse Effect.

   H.   Corporate Organization and Authority.

   Each of the Company and the Subsidiaries:

      1. is a corporation duly incorporated, validly existing and in good standing under the laws of its jurisdiction of incorporation;

      2. has all legal and corporate power and authority necessary to own and operate its Properties and to carry on its business as now conducted and as presently proposed to be conducted;

      3. has all licenses, certificates, permits, franchises and other governmental authorizations necessary to own and operate its Properties and to carry on its business as now conducted and as presently proposed to be conducted, except where the failure to have such licenses, certificates and permits, in the aggregate for all such failures, could not reasonably be expected to have a Material
   Adverse Effect; and

      4. has duly qualified or has been duly licensed, and is authorized to do business and is in good standing, as a foreign corporation, in each state where the failure to be so qualified or licensed and authorized and in good standing could reasonably be expected to have a Material Adverse Effect.

   I.   Restrictions on Company and Subsidiaries.

   Neither the Company nor any Subsidiary:

      1. is a party to any contract or agreement, or subject to any charter or other corporate restriction that, in the aggregate for all such contracts, agreements, charter and corporate restrictions, could reasonably be expected to have a Material Adverse
   Effect;

      2. is a party to any contract or agreement that restricts the right or ability of such corporation to incur Debt, other than this Agreement and the agreements listed in Part 2.9 of Annex 3 hereto, the terms of none of which is violated by the issuance of the Notes or the execution and delivery of, or compliance with, this Agreement by the Company; and

      3. has agreed or consented to cause or permit in the future (upon the happening of a contingency or otherwise) any of its Property, whether now owned or hereafter acquired, to be subject to a Lien not permitted by Section 8.9 hereof.

   J.   Compliance with Law.

   Neither the Company nor any Subsidiary is in violation of any law, ordinance, governmental rule or regulation to which it is subject, which violations, in the aggregate, could reasonably be expected to have a Material Adverse Effect.

   K.   ERISA.

      1.   Relationship of Vested Benefits to Pension Plan
   Assets. The present value of all benefits, determined as of the most recent valuation date for such benefits as provided in Section 8.11(c) hereof, vested under each Pension Plan does not exceed the value of the assets of such Pension Plan allocable to such vested benefits, determined as of such date as provided in Section 8.11(c) hereof.

      2. ERISA Requirements. Each of the Company and the ERISA Affiliates:

        a.   has fulfilled all obligations under the
      minimum funding standards of ERISA and the IRC with respect to each Pension Plan that is not a Multiemployer Plan;

        b. has satisfied all respective contribution obligations in respect of each Multiemployer Plan;

        c. is in compliance in all material respects with all other applicable provisions of ERISA and the IRC with respect to each Pension Plan and each Multiemployer Plan; and

        d. has not incurred any liability under Title IV of ERISA to the PBGC (other than in respect of required insurance premiums, all of which that are due having been paid), with respect to any Pension
      Plan, any Multiemployer Plan or any trust established thereunder.

   No Pension Plan, or trust created thereunder, has incurred any "accumulated funding deficiency" (as defined in section 302 of ERISA), whether or not waived, as of the last day of the most recently ended plan year of such Pension Plan.

      3.   Prohibited Transactions.

        a. The purchase of the Notes by you will not constitute a "prohibited transaction" (as defined in section 406 of ERISA or section 4975 of the IRC) that could subject any Person to the penalty or tax on prohibited transactions imposed by section 502 of ERISA or section 4975 of the IRC, and neither the Company or any ERISA Affiliate, nor any "employee benefit plan" (as hereinafter defined) of the Company or any ERISA Affiliate or any trust created thereunder or any trustee or administrator thereof, has engaged in any "prohibited transaction" that could subject any such Person, or any other party dealing with such employee benefit plan or trust, to such penalty or tax. The representation by the Company in the preceding sentence is made in reliance upon and subject to the accuracy of the representations in Section
      1.3(b) hereof as to the source of funds used by you.

        b. Part 2.11(c)(ii) of Annex 3 hereto completely lists all ERISA Affiliates and all employee benefit plans with respect to which the Company or any "affiliate" (as hereinafter defined) is a "party-in-interest" (as hereinafter defined) or in respect of which the Notes could constitute an "employer security" (as hereinafter defined).

   As used in this Section 2.11(c), the terms "employee benefit plan" and "party-in-interest" have the meanings specified in section 3 of ERISA, "affiliate" has the meaning specified in section 407(d) of ERISA and section V of DOL Prohibited Transaction Exemption
   95-60 (60 FR 35925, July 12, 1995) and "employer
   security" has the meaning specified in section 407(d) of ERISA.

      4. Reportable Events. No Pension Plan or trust created thereunder has been terminated, and there have been no "reportable events" (as defined in section 4043 of ERISA), with respect to any Pension
   Plan or trust created thereunder or with respect to any Multiemployer Plan, which reportable event or events will or could result in the termination of such Pension Plan or Multiemployer Plan and give rise to a liability of the Company or any ERISA Affiliate in respect thereof.

      5.   Multiemployer Plans.  Except as set forth in
   Part 2.11(e) of Annex 3 hereto, neither the Company nor any ERISA Affiliate is an employer required to contribute to any Multiemployer Plan. Neither the Company nor any ERISA Affiliate has incurred, or is expected to incur, any withdrawal liability (that has not previously been fully satisfied) under ERISA with respect to any Multiemployer Plan. None of the Multiemployer Plans referred to in such Part of Annex
   3 hereto have been terminated under section 4041A of ERISA, have been placed in reorganization status under Title IV of ERISA or have been determined to be "insolvent" (as defined in section 4245 of ERISA).

      6. Multiple Employer Pension Plans. Except as set forth in Part 2.11(f) of Annex 3 hereto, neither the Company nor any ERISA Affiliate is a "contributing sponsor" (as defined in section 4001 of ERISA) in any Multiple Employer Pension Plan and neither the
   Company nor any ERISA Affiliate has incurred (without fully satisfying the same), or reasonably expects to incur, withdrawal liability in respect of any such Multiple Employer Pension Plan listed in such Part of
   Annex 3 hereto, which withdrawal liability could have a Material Adverse Effect.

      7. Foreign Pension Plan. No Foreign Pension Plans presently exist or existed in the past.

   L.   Certain Laws.

      1. Investment Company Act. Neither the Company nor any Subsidiary is, or is directly or indirectly controlled by, or acting on behalf of any Person that is, an "investment company" within the meaning of the Investment Company Act of 1940, as amended.

      2. Holding Company Status. Neither the Company nor any Subsidiary is a "holding company" or an "affiliate" of a "holding company," or a "subsidiary company" of a "holding company," or a "public utility" within the meaning of the Public Utility
   Holding Company Act of 1935, as amended.

   M.   Environmental Compliance.

   Except as set forth in Part 2.13 of Annex 3 hereto:

      1. Compliance -- each of the Company and the Subsidiaries is in compliance with all Environmental
   Protection Laws in effect in each jurisdiction where it is presently doing business, and in which the failure so to comply could be reasonably expected to have a Material Adverse Effect;

      2. Liability -- neither the Company nor any of the Subsidiaries is subject to any liability under any Environmental Protection Laws that, in the aggregate, could reasonably be expected to have a Material
   Adverse Effect; and

      3.   Notices -- neither the Company nor any
   Subsidiary has received any

        a. notice from any Governmental Authority by which any of its present or previously-owned or leased real Properties has been designated, listed, or identified in any manner by any Governmental
      Authority charged with administering or enforcing any Environmental Protection Law as a Hazardous
      Substance disposal or removal site, "Super Fund" clean-up site, or candidate for removal or closure pursuant to any Environmental Protection Law,

        b.   notice of any Lien arising under or in
      connection with any Environmental Protection Law that has attached to any revenues of, or to, any of its owned or leased real Properties, or

        c. summons, citation, notice, directive, letter, or other communication, written or oral, from any Governmental Authority concerning any intentional or unintentional action or omission by the Company or such Subsidiary in connection with its ownership or leasing of any real Property resulting in the releasing, spilling, leaking, pumping, pouring, emitting, emptying, dumping, or otherwise disposing of any Hazardous Substance into the environment resulting in any material violation of any Environmental Protection Law, in each case where the effect of the matters that are the subject of any such notice, summons, citation, directive, letter or other communication could reasonably be expected to have a Material Adverse
   Effect.

   N.   Sale is Legal and Authorized; Obligations are
Enforceable.

      1. Sale is Legal and Authorized. Each of the issuance, sale and delivery of the Notes by the Company, the execution and delivery hereof by the Company and compliance by the Company with all of the provisions hereof and of the Notes:

        a.   is within the corporate powers of the Company;
      and

        b. is legal and does not conflict with, result in any breach in any of the provisions of, constitute a default under, or result in the creation of any Lien upon any Property of the Company or any Subsidiary under the provisions of, any agreement, charter instrument, bylaw or other instrument to which it is a party or by which it or any of its Property may be bound.

      2.   Obligations are Enforceable.  Each of this
   Agreement and the Notes has been duly authorized by all necessary action on the part of the Company, has been executed and delivered by duly authorized officers of the Company and constitutes a legal, valid and binding obligation of the Company, enforceable in accordance with its terms, except that the enforceability hereof and of the Notes may be:

        a.   limited by applicable bankruptcy,
      reorganization, arrangement, insolvency, moratorium or other similar laws affecting the enforceability of creditors' rights generally; and

        b. subject to the availability of equitable remedies.

   O.   Governmental Consent.

   Neither the nature of the Company or any Subsidiary, or of any of their respective businesses or Properties, nor any relationship between the Company or any Subsidiary and any other Person, nor any circumstance in connection with the offer, issuance, sale or delivery of the Notes and the execution and delivery of this Agreement, is such as to require a consent, approval or authorization of, or filing, registration or qualification with, any Governmental Authority on the part of the Company as a condition to the execution and delivery of this Agreement or the offer, issuance, sale or delivery of the Notes.

   P.   Private Offering.

   Neither the Company nor NationsBanc Capital Markets,
Inc. (the only Person authorized or employed by the Company as agent, broker, dealer or otherwise in connection with the offering or sale of the Notes or any similar Security of the Company, other than employees of the Company) has offered any of the Notes or any similar
Security of the Company for sale to, or solicited offers to buy any thereof from, or otherwise approached or negotiated with respect thereto with, any prospective purchaser, other than you and one hundred twenty-five
(125) other institutional investors, each of whom was offered all or a portion of the Notes at private sale for investment.

   Q.   No Defaults.

      1. The Notes. No event has occurred and no condition exists that, upon the issuance of the Notes and the execution and delivery of this Agreement, would constitute a Default or an Event of Default.

      2. Charter Instrument, Other Agreements. Neither the Company nor any Subsidiary is in violation in any respect of any term of any charter instrument or bylaw and neither the Company nor any Subsidiary is in violation in any respect of any term in any agreement or other instrument to which it is a party or by which it or any of its Property may be bound, except for violations which, in the aggregate for all such violations, could not reasonably be expected to have a Material Adverse Effect.

   R.   Use of Proceeds.

      1. Use of Proceeds. The Company will apply the proceeds from the sale of the Notes in the manner specified in Part 2.18(a) of Annex 3 hereto.

      2. Margin Securities. None of the transactions contemplated herein and in the Notes (including, without limitation, the use of the proceeds from the sale of the Notes) violates, will violate or will result in a violation of section 7 of the Securities
   Exchange Act of 1934, as amended, or any regulations issued pursuant thereto, including, without limitation, Regulations G, T and X of the Board of Governors of the Federal Reserve System, 12 C.F.R.,
   Chapter II. Neither the Company nor any Subsidiary owns, or with the proceeds of the sale of the Notes intends to own, carry or purchase, or refinance borrowings that were used to own, carry or purchase, any Margin Security, including Margin Securities originally issued by the Company or any Subsidiary.
   The obligations of the Company under this Agreement and the Notes are not and will not be secured by any Margin Security, and no Notes are being sold on the basis of any such collateral.

      3.   Absence of Foreign or Enemy Status.  The
   Company is not an "enemy" or an "ally of the enemy" within the meaning of section 2 of the Trading with the Enemy Act (50 U.S.C. App. 1 et seq.), as amended. The Company is not in violation of, and neither the issuance and sale of the Notes by the Company nor its use of the proceeds thereof as contemplated by this Agreement will violate, the Trading with the Enemy Act, as amended, or the International Emergency Economic Powers Act, as amended, or any executive orders, proclamations or regulations issued pursuant thereto including, without limitation, regulations administered by the Office of Foreign Asset Control of the Department of the Treasury (31 C.F.R., Subtitle B, Chapter V).

III.    CLOSING CONDITIONS

   Your obligation to purchase and pay for the Notes to be delivered to you at the Closing is subject to the following conditions precedent:

   A.   Opinions of Counsel.

   You shall have received from

      1.   Smith, Gambrell & Russell, counsel for the
   Company,

      2.   Balch & Bingham, Alabama counsel for the
   Company, and

      3.   your Special Counsel,

   closing opinions, each dated as of the Closing Date, substantially in the respective forms set forth in Exhibit B1, Exhibit B2 and Exhibit B3 hereto and as to such other matters as you may reasonably request.
   This Section 3.1 shall constitute direction by the Company to such counsel named in the foregoing clause
   (a) and clause (b) to deliver such closing opinions to you.

   B.   Warranties and Representations True; No Prohibited
Action.

      1. Warranties and Representations True. The warranties and representations contained in Section
   2 hereof shall be true on the Closing Date with the same effect as though made on and as of that date.

      2. No Prohibited Action. Neither the Company nor any Subsidiary shall have taken any action or permitted any condition to exist that would have been prohibited by Section 8.1 through Section 8.13 hereof, inclusive, had such Sections been binding and effective at all times during the period from June
   30, 1995 to and including the Closing Date.

   C.   Officers' Certificates.

   You shall have received:

      1. a certificate dated the Closing Date, signed by the Chairman, the Vice Chairman, the President or a Vice President and the Treasurer or an Assistant
   Treasurer of the Company and substantially in the form of Exhibit C hereto; and

      2. a certificate dated the Closing Date, signed by the Secretary or an Assistant Secretary of the Company and substantially in the form of Exhibit D hereto.

   D.   Legality.

   The Notes shall on the Closing Date qualify as a legal investment for you under applicable insurance law
(without regard to any "basket" or "leeway" provisions) and you shall have received such evidence as you may reasonably request to establish compliance with this condition (provided, by execution and delivery of this Agreement, you acknowledge to the Company that, as of the date of such execution and delivery, you have no reason to believe that the Notes do not qualify as a legal investment under applicable insurance law).

   E.   Private Placement Numbers.

   The Company shall have obtained or caused to be obtained private placement numbers for the Series A
Notes, the Series B Notes and the Series C Notes from the CUSIP Service Bureau of Standard & Poor's, a division of McGraw-Hill, Inc., and you shall have been informed of such private placement numbers.

   F.   Expenses.

   All fees and disbursements required to be paid pursuant to Section 1.5(b) hereof shall have been paid in full.

   G.   Other Purchasers.

   None of the Purchasers other than you shall have failed to execute and deliver a Note Purchase Agreement or to accept delivery of or make payment for the Notes to be purchased by it on the Closing Date.

   H.   Compliance with this Agreement.

   Each of the Company and the Subsidiaries shall have performed and complied with all agreements and conditions contained herein that are required to be performed or complied with by the Company and the Subsidiaries on or prior to the Closing Date, and such performance and compliance shall remain in effect on the Closing Date.

   I.   Proceedings Satisfactory.

   All proceedings taken in connection with the issuance and sale of the Notes and all documents and papers relating thereto shall be satisfactory to you and your special counsel. You and your special counsel shall have received copies of such documents and papers as you or they may reasonably request in connection therewith or in connection with your special counsel's closing opinion, all in form and substance satisfactory to you and your special counsel.

IV.   HOLDERS' SPECIAL RIGHTS

   A.   Direct Payment.

   Notwithstanding anything to the contrary contained herein or in the Notes, the Company will pay all amounts payable with respect to each Note held by an Institutional Investor (without any presentment of such Notes and without any notation of such payment being made thereon) by crediting (prior to 11:00 a.m. local time of such Institutional Investor's bank), by federal funds bank wire transfer, the account of such Institutional Investor in any bank in the United States of America as may be designated in writing by such Institutional Investor, or in such other manner as may be reasonably directed or to such other address in the United States of America as may be reasonably designated in writing by such Institutional Investor. Your address on Annex 1 hereto will be deemed to constitute notice, direction or designation (as appropriate) to the Company with respect to direct payments as aforesaid. In all other cases, all amounts payable with respect to each Note will be made by check mailed and addressed to the registered holder of each Note at the address shown in the register maintained by the Company pursuant to
Section 8.3 hereof. Each holder of Notes agrees that, in the event it shall sell or transfer any Note, it shall:

      1. prior to the delivery of such Note, make a notation thereon of all principal, if any, prepaid on such Note and shall also note thereon the date to which interest shall have been paid on such Note; and

      2. promptly notify the Company of the name and address of the transferee of any such Note so transferred and the effective date of such transfer.

   B.   Delivery Expenses.

   If any holder of Notes surrenders any Note to the Company pursuant hereto, the Company will pay the cost of delivering to or from such holder's home office or custodian bank from or to the Company, insured to the reasonable satisfaction of such holder, the surrendered
Note and any Note issued in substitution or replacement for the surrendered Note.

   C.   Issuance Taxes.

   The Company will pay all taxes (other than any income taxes imposed upon any Purchaser) arising in connection with the issuance and sale of the Notes or in connection with any modification of this Agreement and the Notes, and will save each holder of Notes harmless without limitation as to time against any and all liabilities with respect to all such taxes. The obligations of the Company under this Section 4.3 shall survive the payment or prepayment of the Notes and the termination hereof.

V.    PREPAYMENTS

   A.   Required Scheduled Prepayments.

      (a) Series A Notes. There shall be no required prepayments in respect of the Series A Notes. The entire principal amount of the Series A Notes remaining outstanding on December 15, 2002, together with accrued unpaid interest thereon, shall be due and payable on such date.

      (b) Series B Notes. The Company shall prepay, and there shall become due and payable, Three Million
   Five Hundred Thousand Dollars ($3,500,000) in aggregate principal amount of the Series B Notes on December 15 in each year beginning on December 15, 2002 and ending on December 15, 2004, inclusive.
   Each such prepayment shall be at one hundred percent
   (100%) of the principal amount prepaid, together with interest accrued thereon to the date of prepayment.
   The entire principal amount of the Series B Notes remaining outstanding on December 15, 2005, together with accrued unpaid interest thereon, shall be due and payable on such date.

      (c) Series C Notes. There shall be no required prepayments in respect of the Series C Notes. The entire principal amount of the Series C Notes remaining outstanding on December 15, 2005, together with accrued unpaid interest thereon, shall be due and payable on such date.

   B.   Other Prepayments.

      1. Optional Prepayments. The Company may at any time after the Closing Date prepay (without distinguishing among the different Series) the principal amount of the Notes in part, in integral multiples of Five Million Dollars ($5,000,000), or in whole, in each case together with:

        a. an amount equal to the Make-Whole Amount at such time in respect of the principal amount of each Series of the Notes being so prepaid, and

        b. interest on such principal amount then being prepaid accrued to the prepayment date.

      2. Special Prepayments. In any event wherein the Company requests from all of the holders of the Notes
   (pursuant to Section 12.5 hereof) an amendment to, or waiver of (in each case setting forth in such request detailed information concerning the transaction or condition for which the amendment or waiver is requested), the Company's obligations hereunder that are permitted by the provisions of Section 12.5 to be amended or waived with consent of the Majority
   Holders, and the Majority Holders do not, within sixty (60) days of the date on which such request is made, grant their consent to the proposed amendment or waiver, the Company may prepay Notes as set forth in this Section 5.2(b), provided that all of the following conditions are met:

        a. the Company elects to prepay all, but not less than all, of the Notes held by each holder of Notes that shall have not consented to the proposed amendment or waiver; and

        b. the Company, within forty-five (45) days of the expiration of such sixty (60) day period contemporaneously prepays each holder of Notes who has not consented to the proposed amendment or waiver in an amount equal to the aggregate principal amount of all Notes of each Series held by such holder, together with interest accrued and unpaid on such principal amount and the Make-Whole
      Amount in respect of such principal amount of Notes of each such Series.

      3. Effect of Prepayments. Each prepayment of principal of the Notes pursuant to Section 5.2(a) hereof shall be applied first, to the principal amount of the Notes of each Series due on the maturity date of the Notes of such Series and second, in the case of the Series B Notes, to the mandatory principal prepayments applicable to the Series B
   Notes, as set forth in Section 5.1 hereof, in the inverse order of the maturity thereof. Each prepayment of principal of the Notes of any Series pursuant to Section 5.2(b) hereof shall be applied ratably to the principal amount of the Notes of such Series due on the maturity date of the Notes of such Series and, in the case of the Series B Notes, to each remaining mandatory principal prepayment required by Section 5.1 hereof.

   C.   Notice of Optional Prepayment.

   The Company will give notice of each prepayment of the Notes made pursuant to the provisions of Section 5.2 to each holder of Notes (in the case of prepayments made pursuant to Section 5.2(a)) and to each holder of Notes to be prepaid (in the case of prepayments made pursuant to Section 5.2(b)), in each case not less than thirty
(30) days or more than sixty (60) days before the date fixed for prepayment, specifying:

      1.   such date;

      2. the Section hereof under which the prepayment is to be made;

      3. the principal amount of each Note to be prepaid on such date;

      4. the interest to be paid on each such Note, accrued to the date fixed for payment; and

      5.   a reasonably detailed calculation of an
   estimated Make-Whole Amount, if any (calculated as if the date of such notice was the date of prepayment), that would be due in connection with such prepayment.

Such notice of prepayment shall also certify all facts that are conditions precedent to any such prepayment.
Notice of prepayment having been so given, the aggregate principal amount of the Notes specified in such notice, together with the Make-Whole Amount, if any, and accrued interest thereon shall become due and payable on the specified prepayment date. Two (2) Business Days prior to the making of any such prepayment, the Company shall deliver to each holder of Notes to be prepaid a certificate of the Chairman, the Vice Chairman, a Vice
President, the Treasurer or the President of the Company specifying the calculation of such Make-Whole Amount as of the specified prepayment date, accompanied by a copy of any applicable documentation used in connection with determining the Make-Whole Discount Rate in respect of such prepayment.

   D.   Partial Prepayment Pro Rata.

   If at the time any required or optional prepayment under Section 5.1 or Section 5.2(a) hereof is due there is more than one Note outstanding, the aggregate principal amount of each required or optional partial prepayment of the Notes shall be allocated among the holders of the Notes at the time outstanding in proportion (without distinguishing among the different
Series), as nearly as practicable, to the respective unpaid principal amounts of the Notes then outstanding, with adjustments, to the extent practicable, to equalize for any prior prepayments not in such proportion.

   E.   Notation of Notes on Prepayment.

   Upon any partial prepayment of a Note, such Note may, at the option of the holder thereof, be

      1.   surrendered to the Company pursuant to Section
   7.2 hereof in exchange for a new Note in a principal amount equal to the principal amount remaining unpaid on the surrendered Note,

      2. made available to the Company for notation thereon of the portion of the principal so prepaid, or

      3. marked by such holder with a notation thereon of the portion of the principal so prepaid.

In case the entire principal amount of any Note is prepaid, such Note shall be surrendered to the Company for cancellation and shall not be reissued, and no Note shall be issued in lieu of the prepaid principal amount of any Note.

   F.   No Other Optional Prepayments.

   Except as provided in Section 5.2 hereof or in accordance with an offer made in compliance with Section
6 hereof, the Company shall not make any optional prepayment (whether directly or indirectly by purchase or other acquisition) in respect of the Notes.

   RIGHT TO PUT

   G.   Interest Coverage Event.

   If

      (a) the Company shall fail to comply with the provisions of Section 8.7 hereof at the end of any fiscal quarter of the Company,

      (b) such failure to comply is not waived within thirty (30) days after the earlier of

        (i)    delivery of written notice pursuant to
      Section 9.1(h) hereof by the Company in respect of such failure, and

        (ii) the date on which the Company shall have been required to deliver written notice of such failure to comply as required by Section 9.1(h) hereof, and

      (c)    the Supermajority Holders (pursuant to Section
   12.5 hereof) shall not have granted to the Company, within said thirty (30) day period, an amendment to, or waiver of, the provisions of Section 8.7 hereof to eliminate such failure,

then the Company shall offer to prepay the Notes in the manner provided in Section 6.2 hereof.

   H.   Interest Coverage Event Prepayment Procedure.

   Within five (5) Business Days after the occurrence of all of the conditions set forth in clauses (a), (b) and
(c) of Section 6.1, the Company shall give written notice of such occurrence to each holder of Notes. Such written notice (an "Offer Notice") shall contain and constitute an irrevocable offer to prepay all, but not less than all, the Notes held by such holder. To accept such offered prepayment, a holder of Notes shall cause a written notice of such acceptance with respect to all, but not less than all, the Notes held by such holder
(which acceptance shall be irrevocable) to be delivered to the Company not later than the sixtieth (60th) day following the date on which such Offer Notice was first delivered by the Company, whereupon such offered prepayment shall be due and payable on the tenth (10th)
Business Day following the expiration of such sixty (60) day period. Such offered prepayment shall be made at one hundred percent (100%) of the principal amount of Notes so to be prepaid, plus accrued interest thereon to the prepayment date. Failure to accept an Offer Notice shall not affect the right of any holder of Notes to exercise its rights under Section 6.1 or this Section
6.2 with respect to any future failure by the Company to comply with the provisions of Section 8.7 hereof.

   I.   Offer to Prepay upon Change in Control.

      1.   Notice and Offer.  In the event of either

        a.   a Change in Control, or

        b. the obtaining of knowledge of a Control Event by the Company (including, without limitation, via the receipt of notice of a Control Event from any holder of Notes),

   the Company will, within three (3) Business Days of the occurrence of either of such events (or, in the case of any Change in Control the consummation or finalization of which would involve any action of the Company, at least thirty (30) days prior to such Change in Control), give written notice of such Change in Control or Control Event to each holder of Notes by registered mail and, simultaneously with the sending of such written notice, send a copy of such notice to each such holder via an overnight courier of national reputation. In the event of a Change in Control, such written notice shall contain, and such written notice shall constitute, an irrevocable offer to prepay all, but not less than all, the Notes held by such holder on a date specified in such notice
   (the "Control Prepayment Date") that is not less than thirty (30) days and not more than sixty (60) days after the date of such notice. If the Control
   Prepayment Date shall not be specified in such notice, the Control Prepayment Date shall be the thirtieth (30th) day after the date of such holder's first receipt of such notice. If the Company shall not have received a written response to such notice from each holder of Notes within ten (10) days after the date of posting of such notice to such holder of Notes, then the Company shall immediately send a second written notice via an overnight courier of national reputation to each such holder of Notes who shall have not previously responded to the Company.
   In no event will the Company take any action to consummate or finalize a Change of Control unless contemporaneously with such action the Company prepays all Notes required to be prepaid in accordance with Section 6.3(b) hereof.

      2. Acceptance and Payment. To accept such offered prepayment, a holder of Notes shall cause a notice of such acceptance to be delivered to the Company not later than fifteen (15) days after the date of receipt by such holder of the latest written offer of such prepayment (it being understood that the failure by a holder to respond to such written offer of prepayment within such period of fifteen (15) days shall be deemed to constitute a rejection of such offer, provided that such deemed rejection shall not prejudice such holder's right to accept any subsequent offer). If so accepted, such offered prepayment shall be due and payable on the Control
   Prepayment Date. Such offered prepayment shall be made at one hundred percent (100%) of the principal amount of such Notes, together with any Make-Whole
   Amount as of the Control Prepayment Date with respect thereto and interest on the Notes then being prepaid accrued to the Control Prepayment Date. Two (2)
   Business Days prior to the making of any such prepayment, the Company shall deliver to each holder of such Notes by facsimile transmission a certificate of the Chairman, the Vice Chairman, a Vice President, the Treasurer or the President of the Company specifying the details of the calculation of such Make-Whole Amount as of the specified Control
   Prepayment Date, accompanied by a copy of any applicable documentation used in connection with determining the Make-Whole Discount Rate in respect of such prepayment.

      3. Officer's Certificate. Each offer to prepay the Notes pursuant to this Section 6.3 shall be accompanied by a certificate, executed by the Chairman, a Vice Chairman, a Vice President, the
   Treasurer or the President of the Company and dated the date of such offer, specifying:

        a.   the Control Prepayment Date;

        b. the Section hereof under which such offer is made;

        c. the principal amount of each Note offered to be prepaid;

        d. the interest that would be due on each such Note offered to be prepaid, accrued to the date fixed for payment;

        e.   a reasonably detailed calculation of an
      estimated Make-Whole Amount, if any (calculated as if the date of such notice was the date of prepayment), that would be due in connection with such offered prepayment;

        f. that the conditions of this Section 6.3 have been fulfilled; and

        g. in reasonable detail, the nature and date or proposed date of the Change in Control.

      5.  Effect of Prepayments.

   Each prepayment of principal of the Notes of any Series pursuant to this Section 6 shall be applied ratably to the principal amount of the Notes of such Series due on the maturity date of the Notes of such Series and, in the case of the Series B Notes, to each remaining mandatory principal prepayment required by
Section 5.1 hereof.

VI.   REGISTRATION; SUBSTITUTION OF NOTES

   A.   Registration of Notes.

   The Company will cause to be kept at its office, maintained pursuant to Section 8.3 hereof, a register for the registration and transfer of Notes. The name and address of each holder of one or more Notes, the outstanding principal amount and Series of each such Note, each transfer thereof and the name and address of each transferee of one or more Notes shall be registered in the register. The Person in whose name any Note shall be registered shall be deemed and treated as the owner and holder thereof for all purposes hereof, and the Company shall not be affected by any notice or knowledge to the contrary.

   B.   Exchange of Notes.

   Upon surrender of any Note at the office of the Company maintained pursuant to Section 8.3 hereof duly endorsed or accompanied by a written instrument of transfer duly executed by the registered holder of such Note or its attorney duly authorized in writing, the Company will execute and deliver, within five (5)
Business Days after such surrender, at the Company's expense (except as provided below), new Notes in exchange therefor, of the same Series as such surrendered Note, in denominations of at least One
Hundred Thousand Dollars ($100,000) (except as may be necessary to reflect any principal amount not evenly divisible by One Hundred Thousand Dollars ($100,000)), in an aggregate principal amount equal to the unpaid principal amount of the surrendered Note. Each such new
Note shall be payable to such Person as such holder may request and shall be substantially in the form of Exhibit A1, Exhibit A2 or Exhibit A3 hereto, as applicable. Each such new Note shall be dated and bear interest from the date to which interest shall have been paid on the surrendered Note or dated the date of the surrendered Note if no interest shall have been paid thereon. The Company may require payment of a sum sufficient to cover any stamp tax or governmental charge imposed in respect of any such transfer of Notes.

   C.   Replacement of Notes.

   Upon receipt by the Company of evidence reasonably satisfactory to it of the ownership of and the loss, theft, destruction or mutilation of any Note (which evidence shall be, in the case of an Institutional
Investor, notice from such Institutional Investor (or of such Institutional Investor's nominee) of such ownership and such loss, theft, destruction or mutilation) and

      1. in the case of loss, theft or destruction, of indemnity reasonably satisfactory to it (provided that if the holder of such Note is an Institutional
   Investor or a nominee of an Institutional Investor, such Institutional Investor's own unsecured agreement of indemnity shall be deemed to be satisfactory for such purpose), or

      2. in the case of mutilation, upon surrender and cancellation thereof,

the Company at its own expense will execute and deliver, within five (5) Business Days after such receipt, in lieu thereof, a new Note, dated and bearing interest from the date to which interest shall have been paid on such lost, stolen, destroyed or mutilated Note or dated the date of such lost, stolen, destroyed or mutilated
Note if no interest shall have been paid thereon.

VII.    COMPANY BUSINESS COVENANTS

   The Company covenants that on and after the Closing
Date and so long as any of the Notes shall be outstanding:

   A.   Payment of Taxes and Claims.

   The Company will, and will cause each Subsidiary to, pay before they become delinquent:

      1. all taxes, assessments and governmental charges or levies imposed upon it or its Property; and

      2.   all claims or demands of materialmen,
   mechanics, carriers, warehousemen, landlords and other like Persons that, if unpaid, might result in the creation of a Lien upon its Property;

provided, that items of the foregoing description need not be paid

        a. while being contested in good faith and by appropriate proceedings as long as adequate book reserves have been established and maintained and exist with respect thereto, and

        b. so long as the title of the Company or the Subsidiary, as the case may be, to, and its right to use, such Property, is not materially adversely affected thereby.

   B.   Maintenance of Properties and Corporate Existence.

   The Company will, and will cause each Subsidiary to:

      1. Property -- maintain its Property in good condition for its intended purpose, ordinary wear and tear excepted, and make all necessary renewals, replacements, additions, betterments and improvements thereto;

      2.   Insurance -- maintain, with Acceptable
   Insurers, insurance with respect to its Property and business against such casualties and contingencies, of such types (including, without limitation, insurance with respect to losses arising out of Property loss or damage, public liability, business interruption, larceny, workers' compensation, embezzlement or other criminal misappropriation) and in such amounts as is customary in the case of corporations of established reputations engaged in the same or a similar business and similarly situated, provided, however, that if an insurer is an Acceptable Insurer at the beginning of any policy period, it shall be deemed to remain an Acceptable
   Insurer for the balance of such policy period;

      3. Financial Records -- keep accurate books of records and accounts in which full and correct entries shall be made of all its business transactions and that will permit the provision of accurate and complete financial statements in accordance with GAAP;

      4. Corporate Existence and Rights -- do or cause to be done all things necessary

        a. to preserve and keep in full force and effect its corporate existence, rights (charter and statutory) and franchises, subject to Section 8.10 hereof, except where the failure to do so could not reasonably be expected to have a Material Adverse
      Effect, and

        b. to maintain each Restricted Subsidiary as a Restricted Subsidiary, except as otherwise permitted by Section 8.10(c) and Section 8.15 hereof; and

      5. Compliance with Law -- not be in violation of any law, ordinance or governmental rule or regulation to which it is subject (including, without limitation, any Environmental Protection Law and
   OSHA) and not fail to obtain any license, certificate, permit, franchise or other governmental authorization necessary to the ownership of its Properties or to the conduct of its business if such violation or failure to obtain could be reasonably expected to have a Material Adverse Effect.

   C.   Payment of Notes and Maintenance of Office.

   The Company will punctually pay, or cause to be paid, the principal of and interest (and Make-Whole Amount, if any) on, the Notes, as and when the same shall become due according to the terms hereof and of the Notes, and will maintain an office at the address of the Company set forth in Section 12.1 hereof where notices, presentations and demands in respect hereof or the Notes may be made upon it. Such office will be maintained at such address until such time as the Company shall notify the holders of the Notes of any change of location of such office, which will in any event be located within the United States of America.

   D.   Maintenance of Consolidated Tangible Net Worth.

   The Company will not at any time permit Consolidated
Tangible Net Worth, determined as of the end of the fiscal quarter of the Company most recently ended at such time, to be less than the sum of

      1.   Three Hundred Fifteen Million Dollars
      ($315,000,000), plus

      2.   the sum of the Quarterly Net Worth Increase
   Amounts for all fiscal quarters ended after the Closing Date.

"Quarterly Net Worth Increase Amount" means, for any fiscal quarter of the Company, the greater of

        a.   fifty percent (50%) of Consolidated Net
      Earnings for such fiscal quarter, and

        b.   Zero Dollars ($0).

   E.   Current Debt.

   The Company will not, and will not permit any Restricted Subsidiary to, have any Current Debt outstanding on any day unless, within the three hundred sixty-five (365) days immediately preceding such day, there shall have been at least one (1) period of not less than thirty (30) consecutive days during which on each day of such period Consolidated Current Debt did not exceed the amount of additional Funded Debt that the Company would have been permitted to have outstanding
(but did not have outstanding) under Section 8.6(b) hereof on such day.

   F.   Funded Debt.

      1.   The Company will not permit any Restricted
   Subsidiary to incur or in any other manner become liable in respect of any Funded Debt at any time unless, after giving effect thereto and to any concurrent transactions:

        a. such Funded Debt is owed to the Company or to another Restricted Subsidiary;

        b. such Funded Debt existed on the Effective Date and is listed in Part 2.2(b) of Annex 3 hereto; or

        c.   both

          (1)   (x)    the total outstanding amount of Funded
        Debt and Current Debt of all Restricted
        Subsidiaries (determined after elimination of intercompany items among such Persons), plus, without duplication,

           (y) the aggregate amount of all Debt and other obligations secured by Liens permitted by Section
        8.9(a)(viii) hereof

      does not exceed fifteen percent (15%) of Consolidated Net Tangible Assets at such time; and

          (2) immediately before and immediately after giving effect to such transaction, no Default or Event of Default exists or would exist.

      2. The Company will at all times maintain a ratio of Consolidated Funded Debt to Consolidated Net
   Tangible Assets of not greater than 0.6 to 1.0.

   G.   Interest Coverage.

   The Company will at all times maintain a ratio of Consolidated Net Earnings Before Interest and Taxes for each period of four (4) fiscal quarters then most recently ended to Consolidated Interest Expense for such period of not less than 1.75 to 1.0.

   H.   Investments.

   The Company will not, and will not permit any Restricted Subsidiary to, make any Investment other than Permitted Investments.

   I.   Liens.

      1. Negative Pledge. The Company will not, and will not permit any Restricted Subsidiary to, cause or permit to exist, or agree or consent to cause or permit to exist in the future (upon the happening of a contingency or otherwise), any of their Property, whether now owned or hereafter acquired, to be subject to a Lien except:

        a.   Liens securing taxes, assessments or
      governmental charges or levies or the claims or demands of materialmen, mechanics, carriers, ware-housemen, landlords and other like Persons, provided that the payment thereof is not at the time required by Section 8.1 hereof;

        b.   Liens incurred or deposits made in the
      ordinary course of business

          (1) in connection with worker's compensation, unemployment insurance, social security and other like laws, and

          (2)   to secure the performance of letters of
        credit, bids, tenders, sales contracts, leases, statutory obligations, surety and performance bonds (of a type other than set forth in Section
        8.9(a)(iii)) hereof) and other similar
        obligations not incurred in connection with the borrowing of money, the obtaining of advances or the payment of the deferred purchase price of Property;

        c.   Liens

          (1)   arising from judicial attachments and
        judgments,

          (2) securing appeal bonds, supersedeas bonds, and

          (3)   arising in connection with court
        proceedings (including, without limitation, surety bonds and letters of credit or any other instrument serving a similar purpose),

      provided that the execution or other enforcement of such Liens is effectively stayed and the claims secured thereby are being actively contested in good faith and by appropriate proceedings, and provided further that the aggregate amount so secured will not at any time exceed Twenty-Five
      Million Dollars ($25,000,000);

        d. Liens on Property of a Restricted Subsidiary, provided that such Liens secure only obligations owing to the Company or a Restricted Subsidiary;

        e.   Liens in the nature of reservations,
      exceptions, encroachments, easements, rights-of-way, covenants, conditions, restrictions, leases and other similar title exceptions or encumbrances affecting real property, provided that such exceptions and encumbrances do not in the aggregate materially detract from the value of such Properties or materially interfere with the use of such Property in the ordinary conduct of the business of the Company and the Restricted
      Subsidiaries;

        f.   i)   Liens securing Debt, in each case in
        existence and securing Debt on the Effective Date and listed in Part 8.9(a)(vi) of Annex 3 hereto, and

          (1) Liens securing renewals, extensions (as to time) and refinancings of such Debt secured by such Liens listed in such Part of Annex 3 hereto, provided that the amount of Debt secured by each such Lien is not increased in excess of the amount of Debt outstanding on the date of such renewal, extension or refinancing, and none of such Liens is extended to include any additional
        Property of the Company or any Restricted
        Subsidiary; and

        g. Purchase Money Liens, if, after giving effect thereto and to any concurrent transactions

          (1)   each such Purchase Money Lien secures
        Funded Debt of the Company or a Restricted
        Subsidiary in an amount not exceeding one hundred percent (100%) of the cost of construction or acquisition of the particular Property to which such Funded Debt relates (or, in the case of a Lien existing on any Property of any corporation at the time it becomes a Restricted Subsidiary, the Fair Market Value of such Property at such time), and

          (2) immediately after, and after giving effect thereto, no Default or Event of Default would exist; and

        h. additional Liens securing Debt of the Company or any Restricted Subsidiary not otherwise permitted pursuant to clause (i) through clause
      (vii), inclusive, of this Section 8.9(a), provided that, at any time, the sum of

          (1) the aggregate amount of all Debt and other obligations secured by such Liens at such time, plus, without duplication,

          (2) the total outstanding amount of Funded Debt and Current Debt of all Restricted Subsidiaries
        (determined after elimination of intercompany items among such Persons) not secured by such Liens,

      does not exceed fifteen percent (15%) of Consolidated Net Tangible Assets at such time.

      2. Equal and Ratable Lien; Equitable Lien. In case any Property shall be subjected to a Lien in violation of this Section 8.9, the Company will forthwith make or cause to be made, to the fullest extent permitted by applicable law, provision whereby the Notes will be secured equally and ratably with all other obligations secured thereby pursuant to such agreements and instruments as shall be approved by the Majority Holders, and the Company will cause to be delivered to each holder of a Note an opinion of independent counsel to the effect that such agreements and instruments are enforceable in accordance with their terms, and in any such case the Notes shall have the benefit, to the full extent that, and with such priority as, the holders of Notes may be entitled under applicable law, of an equitable
   Lien on such Property securing the Notes. Such violation of this Section 8.9 will constitute an Event of Default hereunder, whether or not any such provision is made pursuant to this Section 8.9(b).

      3. Financing Statements. The Company will not, and will not permit any Restricted Subsidiary to, sign or file a financing statement under the Uniform
   Commercial Code of any jurisdiction that names the Company or such Restricted Subsidiary as debtor, or sign any security agreement authorizing any secured party thereunder to file any such financing statement, except, in any such case, a financing statement filed or to be filed to perfect or protect a security interest that the Company or such Restricted Subsidiary is entitled to create, assume or incur, or permit to exist, under the foregoing provisions of this Section 8.9 or to evidence for informational purposes a lessor's interest in Property leased to the Company or any such Restricted
   Subsidiary.

   J.   Mergers; Consolidations; Transfers of Property;
        Disposal of Shares of a Restricted Subsidiary.

      1. Mergers; Consolidations. The Company will not, and will not permit any Restricted Subsidiary to, merge with or into or consolidate with or into any other Person or permit any other Person to merge or consolidate with or into it (except that a Restricted
   Subsidiary may merge into or consolidate with the Company or a Wholly-Owned Restricted Subsidiary), provided, that the foregoing restriction does not apply to the merger or consolidation of the Company with another corporation if:

        a. the corporation that results from such merger or consolidation (the "Successor Corporation") is organized under the laws of the United States of America or any jurisdiction thereof;

        b. the due and punctual payment of the principal of and Make-Whole Amount, if any, and interest on all of the Notes, according to their tenor, and the due and punctual performance and observance of all of the covenants in the Notes and this Agreement to be performed or observed by the Company, are expressly assumed or acknowledged by the Successor
      Corporation pursuant to such agreements and instruments as shall be approved by the Majority
      Holders, and the Company causes to be delivered to each holder of Notes an opinion of independent counsel to the effect that such agreements and instruments are enforceable in accordance with their terms;

        c. immediately prior to, and immediately after the consummation of the transaction, and after giving effect thereto, no Default or Event of Default would exist; and

        d. immediately prior to, and immediately after the consummation of the transaction, and after giving effect thereto, a Restricted Subsidiary would be permitted to incur at least One Dollar
      ($1.00) of Debt pursuant to the provisions of
      Section 8.6(a)(iii) hereof.

      2. Transfers of Property. The Company will not, and will not permit any Restricted Subsidiary to, sell (including, without limitation, any sale and subsequent leasing as lessee of such Property), lease as lessor, transfer or otherwise dispose of any Property (collectively referred to as "Transfers";
   the various verb forms of the term "Transfer" shall have correlative meanings as used herein), except:

        a. Transfers of inventory, of unuseful, obsolete or worn out Property and of delinquent accounts receivables, in each case in the ordinary course of business of the Company or such Restricted
      Subsidiary;

        b. Transfers from a Restricted Subsidiary to the Company or to a Wholly-Owned Restricted Subsidiary;

        c. any other Transfer of Property at any time to a Person, other than an Affiliate, for an Acceptable Consideration if:

          (1) the aggregate of the amounts representing, in each case, the book value of each item of Property of the Company and the Restricted
        Subsidiaries Transferred (other than in Transfers referred to in the foregoing clause (i) and clause (ii) (collectively, "Excluded Transfers")) during the period

           (a)    of three hundred sixty-five (365) days
          ended on the date of such Transfer, would not exceed twenty percent (20%) of the consolidated assets of the Company and the Restricted
          Subsidiaries determined as of last day of the fiscal year then most recently ended, and

           (b) from the Effective Date and ending on the date of such Transfer, would not exceed forty percent (40%) of the consolidated assets of the Company and the Restricted Subsidiaries as of the close of the last day of the fiscal year then most recently ended; and

          (2)   the Operating Income Contribution
        Percentage of each item of Property of the Company and the Restricted Subsidiaries
        Transferred (other than in Excluded Transfers) during the period of three hundred sixty-five
        (365) days ended on the date of such Transfer, would not exceed twenty percent (20%), and any certificate contemplated by the definition of Operating Income Contribution Percentage in
        Section 11.1 hereof shall have been timely delivered to each holder of Notes in respect of such Transfer.

      3.   Disposal of Restricted Subsidiary Stock.  The
   Company will not, and will not permit any Restricted
   Subsidiary to, at any time Transfer any shares of the stock (or any options or warrants to purchase stock or other Securities exchangeable for or convertible into stock) of any Restricted Subsidiary (such stock, options, warrants and other Securities herein called
   "Restricted Subsidiary Stock") or Funded Debt or
   Current Debt of any Restricted Subsidiary, nor will the Company permit any Restricted Subsidiary to issue its own Restricted Subsidiary Stock, or to Transfer any shares of Restricted Subsidiary Stock issued by any other Restricted Subsidiary, if the effect of the transaction would be to reduce the proportionate interest of the Company and the other Restricted
   Subsidiaries in the outstanding Restricted Subsidiary
   Stock (the "Disposition Stock") of the Restricted
   Subsidiary (the "Disposition Subsidiary") whose shares are the subject of the transaction or in any manner increase the amount of Debt of any Restricted
   Subsidiary held by Persons other than the Company and other Restricted Subsidiaries, provided that the foregoing restrictions do not apply to:

        a.   the issuance of directors' qualifying shares;

        b.   the issuance of Disposition Stock by a
      Disposition Subsidiary in satisfaction of the rights of minority shareholders of such Disposition
      Subsidiary to receive such Disposition Stock, provided that the transaction does not result in the reduction of the proportionate interest of the Company and the other Restricted Subsidiaries in the outstanding Disposition Stock;

        c(   the Transfer for an Acceptable Consideration
      payable at one time (the "Disposition Date") to a Person (other than directly or indirectly to an Affiliate) of the Disposition Stock, the Funded
      Debt and the Current Debt of such Disposition
      Subsidiary held by the Company and the other
      Restricted Subsidiaries, if all of the following conditions shall have been satisfied:

          (1)   all shares of Disposition Stock and all
        Funded Debt and Current Debt of such Disposition
        Subsidiary held by the Company and the
        Subsidiaries shall be simultaneously sold;

          (2) the Board of Directors shall have approved such Transfer of Disposition Stock, Funded Debt and Current Debt as in the best interests of the Company;

          (3)   the consideration paid for such Disposition
        Stock, Funded Debt and Current Debt is deemed adequate and satisfactory by the Board of Directors;

          (4) the Restricted Subsidiary being disposed of shall not have any continuing Investment in the Company or any Subsidiary not being simultaneously disposed of; and

          (5)   such Transfer satisfies the requirements of
        Section 8.10(b) hereof.

   For purposes of determining the book value of Property constituting Disposition Stock being
   Transferred as provided in clause (iii) above, such book value shall be deemed to be the aggregate book value of all assets of the Disposition Subsidiary that shall have issued such Disposition Stock. The designation of a Restricted Subsidiary as an Unrestricted Subsidiary shall be treated, for the purposes of this Section 8.10, as a deemed sale of all of the Restricted Subsidiary Stock of such Restricted Subsidiary by the Company.

   K.   ERISA.

      1. Compliance. The Company will, and will cause each ERISA Affiliate to, at all times with respect to each Pension Plan, make timely payment of contributions required to meet the minimum funding standard set forth in ERISA or the IRC with respect thereto, and to comply with all other applicable provisions of ERISA.

      2.   Relationship of Vested Benefits to Pension Plan
   Assets. The Company will not at any time permit the present value of all employee benefits vested under each Pension Plan to exceed the assets of such Pension Plan allocable to such vested benefits at such time, in each case determined pursuant to
   Section 8.11(c) hereof.

      3. Valuations. All assumptions and methods used to determine the actuarial valuation of vested employee benefits under Pension Plans and the present value of assets of Pension Plans will be reasonable in the good faith judgment of the Company and will comply with all requirements of law.

      4. Prohibited Actions. The Company will not, and will not permit any ERISA Affiliate to:

        a. engage in any "prohibited transaction" (as defined in section 406 of ERISA or section 4975 of the IRC) that would result in the imposition of a material tax or penalty;

        b. incur with respect to any Pension Plan any "accumulated funding deficiency" (as defined in section 302 of ERISA), whether or not waived;

        c. terminate any Pension Plan in a manner that could result in

          (1) the imposition of a Lien on the Property of the Company or any Subsidiary pursuant to section
        4068 of ERISA, or

          (2)   the creation of any liability under section
        4062 of ERISA;

        d.   fail to make any payment required by section
      515 of ERISA; or

        e. at any time be an "employer" (as defined in section 3(5) of ERISA) required to contribute to any Multiemployer Plan if, at such time, it could reasonably be expected that the Company or any Restricted Subsidiary will incur withdrawal liability in respect of such Multiemployer Plan and such liability, if incurred, together with the aggregate amount of all other withdrawal liability as to which there is a reasonable expectation of incurrence by the Company or any Restricted
      Subsidiary under any one or more Multiemployer
      Plans, could reasonably be expected to have a Material Adverse Effect.

   L.   Line of Business.

   The Company will not, and will not permit any Restricted Subsidiary to, engage in any business other than the businesses related to their present businesses or those that are substantially similar to their present businesses.

   M.   Transactions with Affiliates.

   The Company will not, and will not permit any Restricted Subsidiary to, enter into any transaction, including, without limitation, the purchase, sale or exchange of Property or the rendering of any service, with any Affiliate, except in the ordinary course of and pursuant to the reasonable requirements of the Company's or such Restricted Subsidiary's business and upon fair and reasonable terms no less favorable to the Company or such Restricted Subsidiary than would be obtained in a comparable arm's-length transaction with a Person not an Affiliate.

   N.   Private Offering.

   The Company will not, and will not permit any Person acting on its behalf to, offer the Notes or any part thereof or any similar Securities for issuance or sale to, or solicit any offer to acquire any of the same from, any Person so as to bring the issuance and sale of the Notes within the provisions of section 5 of the Securities Act.

   O.   Designation of Subsidiaries.

      1.   Right of Designation.  Subject to the
   satisfaction of the requirements of Section 8.15(c) hereof, the Company shall have the right to designate each Subsidiary as a Restricted Subsidiary or an Unrestricted Subsidiary by delivering to each holder of Notes a writing, signed by the Chairman, the Vice
   Chairman, a Vice President or the President of the Company, so designating such Subsidiary within thirty
   (30) days of the acquisition by the Company or any Restricted Subsidiary of the necessary percentages of Voting Stock and other equity interests of such Subsidiary as set forth in the definition of Restricted Subsidiary. Any such Subsidiary not so designated within such thirty (30) day period shall be deemed, on and after such date and without any further action by the Company or any holder of Notes, to have been designated by the Company as a Restricted Subsidiary. Each Subsidiary designated as a Restricted Subsidiary in Part 2.3 of Annex 3 hereto shall, so long as it shall continue to satisfy the requirements of the definition of Restricted
   Subsidiary, be a Restricted Subsidiary on and after the Closing Date and all other Subsidiaries, if any, listed in such Part of Annex 3 shall, subject to
   Section 8.15(b) hereof, be Unrestricted Subsidiaries on and after the Closing Date.

      *<   Right of Redesignation.  Subject to the
   satisfaction of the requirements of Section 8.15(c) hereof, the Company may at any time designate

        (i)    any Unrestricted Subsidiary as a Restricted
      Subsidiary, or

        (ii)    any Restricted Subsidiary as an
      Unrestricted Subsidiary,

   by delivering a written notice to such effect, signed by the Chairman, the Vice Chairman, a Vice President or the President of the Company, to each holder of Notes.

      3.   Designation Criteria.

        a. No Subsidiary shall at any time after the Closing Date be designated as a Restricted
      Subsidiary unless:

          (1) such Subsidiary at such time meets all of the requirements of a Restricted Subsidiary as set forth in the definition thereof;

          (2)   immediately before and after, and after
        giving effect to such designation, and assuming that all Investments of, all obligations and liabilities of, and all Liens on the Property of, such Subsidiary being so designated were made or incurred contemporaneously with such designation, no Default or Event of Default exists or would exist; and

          (C) such Subsidiary shall not previously have been designated as a Restricted Subsidiary (not including any designation pursuant to Section
        8.15(a) hereof) pursuant to this Section 8.15.

        b. No Subsidiary shall at any time after the Closing Date be designated as an Unrestricted
      Subsidiary unless:

          (A)   immediately before and after, and after
        giving effect to such designation, no Default or Event of Default exists or would exist;

          (B) such Subsidiary shall not previously have been designated as an Unrestricted Subsidiary
        (not including any designation pursuant to Section 8.15(a) hereof) pursuant to this Section
        8.15; and

          (C) such Subsidiary at such time meets all of the requirements of an Unrestricted Subsidiary as set forth in the definition thereof.

      4. Effectiveness. Other than as set forth in the last two sentences of Section 8.15(a) hereof, any designation under this Section 8.15 that satisfies all of the conditions set forth in this Section 8.15 shall become effective, for purposes of this Agreement, on the day that notice thereof shall have been mailed (postage prepaid, by registered or certified mail, return receipt requested) by the Company to each holder of Notes at the addresses as provided in Section 12.1 hereof.

VIII.   INFORMATION AS TO COMPANY

   A.   Financial and Business Information.

   The Company will deliver to each holder of Notes
(and, prior to the Closing Date, to each Purchaser):

      1. Quarterly Statements -- as soon as practicable after the end of each quarterly fiscal period in each fiscal year of the Company (other than the last quarterly fiscal period of each such fiscal year), and in any event within fifty (50) days thereafter, duplicate copies of:

        a. a consolidated balance sheet of the Company and the Restricted Subsidiaries as at the end of such quarter, and

        b. consolidated statements of income and cash flows of the Company and the Restricted
      Subsidiaries for such quarter and (in the case of the second and third quarters) for the portion of the fiscal year ending with such quarter,

   setting forth in each case in comparative form the figures for the corresponding periods in the previous fiscal year, all in reasonable detail, prepared in accordance with GAAP applicable to quarterly financial statements generally, and certified as complete and correct, subject to changes resulting from year-end adjustments, by the Vice President-
   Finance or Vice Chairman of the Company, and accompanied by the certificate required by Section
   9.2 hereof;

      2. Annual Statements -- as soon as practicable after the end of each fiscal year of the Company, and in any event within ninety-five (95) days thereafter, duplicate copies of:

        a. a consolidated balance sheet of the Company and the Restricted Subsidiaries as at the end of such year, and

        b. consolidated statements of income, changes in shareholders' equity and cash flows of the Company and the Restricted Subsidiaries for such year,

   setting forth in each case in comparative form the figures for the previous fiscal year, all in reasonable detail, prepared in accordance with GAAP, and accompanied by

        c.   an opinion thereon of the accountants named in
      Section 2.2 hereof or other independent certified public accountants of recognized national standing selected by the Company, which opinion shall, without qualification, state that such financial statements present fairly, in all material respects, the financial position of the companies being reported upon and their results of operations and cash flows and have been prepared in conformity with GAAP, and that the examination of such accountants in connection with such financial statements has been made in accordance with generally accepted auditing standards, and that such audit provides a reasonable basis for such opinion in the circumstances, and

        d.   the certificates required by Section 9.2 and
      Section 9.3 hereof;

      3. Audit Reports -- promptly upon receipt thereof, a copy of each other report submitted to the Company or any Subsidiary by independent accountants in connection with any management report, special audit report or comparable analysis prepared by them with respect to the books of the Company or any Subsidiary;

      4. SEC and Other Reports -- promptly upon their becoming available, one copy of each financial statement, report, notice or proxy statement sent by the Company or any Subsidiary to stockholders generally, and of each regular or periodic report and any registration statement, prospectus or written communication (other than transmittal letters and routine comment letters with respect to drafts of such statements, reports or prospectuses), and each amendment thereto, in respect thereof filed by the Company or any Subsidiary with, or received by, such Person in connection therewith from, the National
   Association of Securities Dealers, any securities exchange or the Securities and Exchange Commission or any successor agency;

      5. ERISA -- immediately upon becoming aware of the occurrence of any

        a. "reportable event" (as defined in section 4043 of ERISA) or

        b. "prohibited transaction" (as defined in sec-tion 406 or section 4975 of the IRC)

   in connection with any Pension Plan or any trust created thereunder, a written notice specifying the nature thereof, what action the Company is taking or proposes to take with respect thereto, and, when known, any action taken by the IRS, the DOL or the PBGC with respect thereto;

      6. ERISA Waivers -- prompt written notice of and a description of any request pursuant to section 303 of ERISA or section 412 of the IRC for, or notice of the granting pursuant to such section 303 or section
   412 of, a waiver in respect of all or part of the minimum funding standard set forth in ERISA or the IRC, as the case may be, of any Pension Plan, and, in connection with the granting of any such waiver, the amount of any waived funding deficiency (as defined in such section 303 or such section 412) and the terms of such waiver, in each of the cases specified in this clause (f), where the effect of such conditions or events or of events or conditions related thereto could reasonably be expected to have a Material Adverse Effect;

      7. Other ERISA Notices -- prompt written notice of and, where applicable, a description of

        a. any notice from the PBGC in respect of the commencement of any proceedings pursuant to section
      4042 of ERISA to terminate any Pension Plan or for the appointment of a trustee to administer any Pension Plan,

        b. any distress termination notice delivered to the PBGC under section 4041 of ERISA in respect of any Pension Plan, and any determination of the PBGC in respect thereof,

        c. the placement of any Multiemployer Plan in reorganization status under Title IV of ERISA,

        d.   any Multiemployer Plan becoming "insolvent"
      (as defined in section 4245 of ERISA) under Title
      IV of ERISA,

        e. the whole or partial withdrawal of the Company or any ERISA Affiliate from any Multiemployer Plan and the withdrawal liability incurred in connection therewith, and

        f.   the withdrawal of the Company or any ERISA
      Affiliate from any Multiple Employer Pension Plan and the withdrawal liability under ERISA incurred in connection therewith;

   in each of the cases specified in the foregoing clauses (i) through (vi), inclusive, where the effect of such conditions or events or of events or conditions related thereto could reasonably be expected to have a Material Adverse Effect;

      8. Notice of Default or Event of Default -- immediately upon becoming aware of

        a. the existence of any condition or event that constitutes a Default or an Event of Default or

        b. any failure by the Company to comply with the provisions of Section 8.7 hereof a written notice specifying the nature and period of existence thereof or of such failure and what action the Company is taking or proposes to take with respect thereto;

      9. Notice of Claimed Default -- immediately upon becoming aware that the holder of any Note, or of any evidence of indebtedness or other Security of the Company or any Subsidiary, shall have given notice or taken any other action with respect to a claimed
   Default, Event of Default, default or event of default, a written notice specifying the notice given or action taken by such holder and the nature of the claimed Default, Event of Default, default or event of default and what action the Company is taking or proposes to take with respect thereto;

      10.    Notice of Violation of Environmental
   Protection Law -- promptly upon becoming aware of the existence of any violation by the Company or any Subsidiary of any Environmental Protection Law that could reasonably be expected to have a Material
   Adverse Effect, a written notice specifying the nature and period of such violation and what action any one or more of the Company and such Subsidiary, as the case may be, are taking or propose to take with respect thereto; and

      11. Requested Information -- with reasonable promptness, such other data and information as from time to time may be reasonably requested by any holder of Notes, including, without limitation,

        a. copies of any statement, report or certificate furnished to any holder of Indebtedness of the Company or any Subsidiary,

        b. information requested to comply with any request of the National Association of Insurance
      Commissioners in respect of the designation of the Notes, and

        c.   information requested to comply with 17 C.F.R.
      230.144A, as amended from time to time,

   (any such request with respect to the data and information referred to in the foregoing clauses (i),
   (ii) and (iii) being deemed to be reasonable for purposes of this clause (k)).

   B.   Officers' Certificates.

   Each set of financial statements delivered to each holder of Notes pursuant to Section 9.1(a) or Section
9.1(b) hereof shall be accompanied by a certificate of the Chief Financial Officer or the Vice Chairman of the Company setting forth:

      1.   Covenant Compliance -- the information
   (including detailed calculations) required in order to establish whether the Company was in compliance with the requirements of Section 8.4 through Section
   8.10 hereof, inclusive, during the period covered by the income statement then being furnished (including with respect to each such Section, where applicable, the calculations of the maximum or minimum amount, ratio or percentage, as the case may be, permissible under the terms of such Sections, and the calculation of the amounts, ratio or percentage then in existence); and

      2. Event of Default -- a statement that the signers have reviewed the relevant terms hereof and have made, or caused to be made, under their supervision, a review of the transactions and conditions of the Company and the Subsidiaries from the beginning of the accounting period covered by the income statements being delivered therewith to the date of the certificate and that such review shall not have disclosed the existence during such period of any condition or event that constitutes a Default or an Event of Default or, if any such condition or event existed or exists, specifying the nature and period of existence thereof and what action the Company shall have taken or proposes to take with respect thereto.

   C.   Accountants' Certificates.

   Each set of annual financial statements delivered pursuant to Section 9.1(b) shall be accompanied by a certificate of the accountants who certify such financial statements, stating that they have reviewed this Agreement and stating further, whether, in making their audit, such accountants have become aware of any condition or event that then constitutes a Default or an Event of Default, and, if such accountants are aware that any such condition or event then exists, specifying the nature and period of existence thereof.

   D.   Inspection.

   The Company will permit the representatives of each holder of Notes, once only during each fiscal quarter of the Company at such reasonable time as may be requested by such holder, to visit and inspect any of the Properties of the Company or any Subsidiary, to examine all their respective books of account, records, reports and other papers, to make copies and extracts therefrom, and to discuss their respective affairs, finances and accounts with their respective officers, employees and independent public accountants (and by this provision the Company authorizes such accountants to discuss the finances and affairs of the Company and the Subsidiaries), provided that during any time when an Event of Default exists, any such inspection or visit shall be at the expense of the Company and may be made as often as may be requested.

IX.   EVENTS OF DEFAULT

   A.   Nature of Events.

   An "Event of Default" shall exist if any of the following occurs and is continuing:

      1.   Principal or Make-Whole Amount Payments -- the
   Company shall fail to make any payment of principal or Make-Whole Amount on any Note on or before the date such payment is due;

      2. Certain Prepayments -- the Company shall fail to fulfill any of its obligations set forth in any one or more of Section 6.1, Section 6.2 and Section
   6.3 hereof;

      3. Interest Payments -- the Company shall fail to make any payment of interest on any Note on or before five (5) Business Days after the date such payment is due;

      4. Other Defaults -- the Company or any Subsidiary shall fail to comply with any other provision hereof, and such failure shall continue for more than thirty
   (30) days after such failure shall first become known to any officer of the Company, provided that any failure to comply with Section 8.7 shall not constitute an Event of Default but shall be subject to the terms of Section 6 hereof;

      5. Warranties or Representations -- any warranty, representation or other statement by or on behalf of the Company contained herein or in any instrument furnished in compliance with or in reference hereto shall have been false or misleading in any material respect when made or deemed made;

      6.   Default on Indebtedness or Other Security --

        a. the Company or any Restricted Subsidiary shall fail to make any payment on any Indebtedness when due, or

        b. any event shall occur or any condition shall exist in respect of Indebtedness or any Security of the Company or any Restricted Subsidiary, or under any agreement securing or relating to such Indebtedness or Security, that immediately or with any one or more of (x) the passage of time, (y) the giving of notice or (z) the expiration of waivers or modifications granted in respect of such event or condition:

          (1) causes (or permits any one or more of the holders thereof or a trustee therefor to cause) such Indebtedness or Security, or a portion thereof, to become due prior to its stated maturity or prior to its regularly scheduled date or dates of payment; or

          (2)   permits any one or more of the holders
        thereof or a trustee therefor to require the Company or any Restricted Subsidiary to repurchase such Indebtedness or Security;

   provided that the aggregate amount of all obligations in respect of such Indebtedness and Securities exceeds at such time Twenty-Five Million Dollars
   ($25,000,000);

      7.   Involuntary Bankruptcy Proceedings --

        a. a receiver, liquidator, custodian or trustee of the Company, or any Restricted Subsidiary, or of all or any of the Property of either, shall be appointed by court order and such order remains in effect for more than forty-five (45) days; or an order for relief shall be entered with respect to the Company or any Restricted Subsidiary, or the Company or any Restricted Subsidiary shall be adjudicated a bankrupt or insolvent,

        b. any of the Property of the Company or any Restricted Subsidiary shall be sequestered by court order and such order remains in effect for more than forty-five (45) days, or

        c. a petition shall be filed against the Company or any Restricted Subsidiary under any bankruptcy, reorganization, arrangement, insolvency, readjustment of debt, dissolution or liquidation law of any jurisdiction, whether now or hereafter in effect, and shall not be dismissed within forty-five (45) days after such filing;

      8.   Voluntary Petitions -- the Company or any
   Restricted Subsidiary shall file a petition in voluntary bankruptcy or seeking relief under any provision of any bankruptcy, reorganization, arrangement, insolvency, readjustment of debt, dissolution or liquidation law of any jurisdiction, whether now or hereafter in effect, or shall consent to the filing of any petition against it under any such law;

      9. Assignments for Benefit of Creditors, etc. -- the Company or a Restricted Subsidiary shall make an assignment for the benefit of its creditors, or shall admit in writing its inability, or shall fail, to pay its debts generally as they become due, or shall consent to the appointment of a receiver, liquidator or trustee of the Company or a Restricted Subsidiary or of all or any part of the Property of either; or

      10.    Undischarged Final Judgments -- a final
   judgment or final judgments for the payment of money aggregating in excess of Twenty-Five Million Dollars
   ($25,000,000) shall be outstanding against one or more of the Company and the Restricted Subsidiaries and any one of such judgments shall have been outstanding for more than thirty (30) days from the date of its entry and shall not have been discharged in full or stayed.

   B.   Default Remedies.

      1.   Acceleration on Event of Default.

        a.   If an Event of Default specified in clause
      (g), (h) or (i) of Section 10.1 hereof shall exist, all of the Notes at the time outstanding shall automatically become immediately due and payable together with interest accrued thereon and, to the extent permitted by law, the Make-Whole Amount at such time with respect to the principal amount of such Notes, without presentment, demand, protest or notice of any kind, all of which are hereby expressly waived.

        b.   If an Event of Default other than those
      specified in clause (g), (h) or (i) of Section 10.1 hereof shall exist, the holder or holders of at least thirty-five percent (35%) in principal amount of the Notes then outstanding (exclusive of Notes then owned by any one or more of the Company, any Restricted Subsidiary or any Affiliate) may exercise any right, power or remedy permitted to such holder or holders by law, and shall have, in particular, without limiting the generality of the foregoing, the right to declare the entire principal of, and all interest accrued on, all the Notes then outstanding to be, and such Notes shall thereupon become, forthwith due and payable, without any presentment, demand, protest or other notice of any kind, all of which are hereby expressly waived, and the Company shall forthwith pay to the holder or holders of all the Notes then outstanding the entire principal of, and interest accrued on, the Notes and, to the extent permitted by law, the Make-Whole Amount at such time with respect to such principal amount of such Notes.

      2. Acceleration on Payment Default. During the existence of an Event of Default described in Section
   10.1(a), Section 10.1(b) or Section 10.1(c) hereof, and irrespective of whether the Notes then outstanding shall have been declared to be due and payable pursuant to Section 10.2(a)(ii) hereof, any holder of Notes that shall have not consented to any waiver with respect to such Event of Default may, at its option, by notice in writing to the Company, declare the Notes then held by such holder to be, and such Notes shall thereupon become, forthwith due and payable together with all interest accrued thereon, without any presentment, demand, protest or other notice of any kind, all of which are hereby expressly waived, and the Company shall forthwith pay to such holder the entire principal of and interest accrued on such Notes and, to the extent permitted by law, the Make-Whole Amount at such time with respect to such principal amount of such Notes.

      3. Valuable Rights. The Company acknowledges, and the parties hereto agree, that the right of each holder to maintain its investment in the Notes free from repayment by the Company (except as herein specifically provided for) is a valuable right and that the provision for payment of a Make-Whole Amount by the Company in the event that the Notes are prepaid or are accelerated as a result of an Event of Default, is intended to provide compensation for the deprivation of such right under such circumstances.

      4. Other Remedies. During the existence of an Event of Default and irrespective of whether the Notes then outstanding shall have been declared to be due and payable pursuant to Section 10.2(a)(ii) hereof and irrespective of whether any holder of Notes then outstanding shall otherwise have pursued or be pursuing any other rights or remedies, any holder of Notes may proceed to protect and enforce its rights hereunder and under such Notes by exercising such remedies as are available to such holder in respect thereof under applicable law, either by suit in equity or by action at law, or both, whether for specific performance of any agreement contained herein or in aid of the exercise of any power granted herein, provided that the maturity of such holder's Notes may be accelerated only in accordance with Section 10.2(a) and Section
   10.2(b) hereof.

      5. Nonwaiver and Expenses. No course of dealing on the part of any holder of Notes nor any delay or failure on the part of any holder of Notes to exercise any right shall operate as a waiver of such right or otherwise prejudice such holder's rights, powers and remedies. If the Company shall fail to pay when due any principal of, or Make-Whole Amount or interest on, any Note, or shall fail to comply with any other provision hereof, the Company shall pay to each holder of Notes, to the extent permitted by law, such further amounts as shall be sufficient to cover the costs and expenses, including, but not limited to, reasonable attorneys' fees, incurred by such holder in collecting any sums due on such Notes or in otherwise assessing, analyzing or enforcing any rights or remedies that are or may be available to it.

   C.   Annulment of Acceleration of Notes.

   If a declaration is made pursuant to Section
10.2(a)(ii) hereof, then and in every such case, the holders of sixty-six percent (66%) in aggregate principal amount of the Notes then outstanding
(exclusive of Notes then owned by any one or more of the Company, any Restricted Subsidiaries and any Affiliates) may, by written instrument filed with the Company, rescind and annul such declaration, and the consequences thereof, provided that at the time such declaration is annulled and rescinded:

      1. no judgment or decree shall have been entered for the payment of any moneys due on or pursuant hereto or the Notes;

      2. all arrears of interest upon all the Notes and all other sums payable hereunder and under the Notes
   (except any principal of, or interest or Make-Whole
   Amount on, the Notes that shall have become due and payable by reason of such declaration under Section
   10.2(a)(ii) hereof) shall have been duly paid; and

      3. each and every other Default and Event of Default shall have been waived pursuant to Section
   12.5 hereof or otherwise made good or cured,

and provided further that no such rescission and annulment shall extend to or affect any subsequent
Default or Event of Default or impair any right consequent thereon.

X.    INTERPRETATION OF THIS AGREEMENT

   A.   Terms Defined.

   As used herein, the following terms have the respective meanings set forth below or set forth in the Section hereof following such term:

   Acceptable Consideration -- means, with respect to any Transfer of any Property of the Company or a Restricted Subsidiary, cash consideration, promissory notes or such other consideration (or any combination of the foregoing) received by such Person in connection with such Transfer as is, in each case, determined by the Board of Directors, in its good faith opinion, to be in the best interests of the Company.

   Acceptable Insurer -- means any financially sound and reputable insurance company accorded a rating by A.M.
Best Company of "A-" or better and a size rating of "VI" or better (or a comparable rating by any comparable successor rating agency).

   Affiliate -- means, at any time, a Person (other than a Restricted Subsidiary)

      (a) that directly or indirectly through one or more intermediaries Controls, or is Controlled by, or is under common Control with, the Company,

      (b)    that beneficially owns or holds five percent
   (5%) or more of any class of the Voting Stock of the Company, or

      (c)    five percent (5%) or more of the Voting Stock
   (or in the case of a Person that is not a corporation, five percent (5%) or more of the equity interest) of which is beneficially owned or held by the Company or a Subsidiary,

at such time.

As used in this definition:

      Control -- means the possession, directly or indirectly, of the power to direct or cause the direction of the management and policies of a Person, whether through the ownership of voting securities, by contract or otherwise.

   Agreement, this -- means this agreement, as it may be amended and restated from time to time.

   Board of Directors -- means, at any time, the board of directors of the Company or any committee thereof that, in the instance, shall have the lawful power to exercise the power and authority of such board of directors.

   Business Day -- means a day other than a Saturday, a Sunday or, if the provisions of Section 4.1 hereof are applicable with respect to any Note, a day on which the bank designated (by the holder of such Note) to receive
(for such holder's account) payments on such Note is required by law (other than a general banking moratorium or holiday for a period exceeding four (4) consecutive days) to be closed.

   Capitalized Lease -- means, at any time, a lease with respect to which, under GAAP, the lessee is or will be required to recognize the acquisition of an asset and the incurrence of a liability at such time.

   Change in Control -- means any Acquisition subsequent to the Closing Date by any Person, or related Persons constituting a "group" (as such term is defined in section 13(d) of the Securities Exchange Act of 1934), of

      1. the power to elect, appoint or cause the election or appointment of at least a majority of the members of the Board of Directors (other than the normal acquisition of proxies by the then current
   Board of Directors), through beneficial ownership of the capital stock of the Company or otherwise, or

      2. all or substantially all of the properties and assets of the Company;

 provided, however, that a Change in Control pursuant to the foregoing clause (b) shall not be deemed to have occurred if

      (x) the Acquisition of such properties and assets is pursuant to a transaction in compliance with the provisions of Section 8.10 hereof and

      (y) no Person, or related Persons constituting a "group" for purposes of section 13(d) of the Securities Exchange Act of 1934, shall have the power to elect, appoint or cause the election or appointment of at least a majority of the members of the board of directors of such successor or transferee.

For purposes of this definition "Acquisition" of the power or properties and assets stated in the preceding sentence means the earlier of

        (i)    the actual possession thereof and

        (ii)    the consummation of any transaction or
      series of related transactions which, with the passage of time, will give such Person or Persons the actual possession thereof.

   Closing -- Section 1.2.

   Closing Date -- Section 1.2.

   Company -- has the meaning specified in the introductory sentence hereof.

   Consolidated Current Debt -- means, at any time, all Current Debt of the Company and the Restricted
Subsidiaries outstanding at such time (determined after elimination of intercompany items among such Persons).

   Consolidated Current Maturities -- means, at any time, all Current Debt of the Company and the Restricted
Subsidiaries outstanding at such time (determined after elimination of intercompany items among such Persons), in each case where such Current Debt constitutes a liability payable within one (1) year with respect to the principal amount of Indebtedness expressed to mature more than one (1) year from the time such Indebtedness shall have been incurred and which, but for the provisions of the parenthetical phrase in clause (a) of the definition of Funded Debt, would constitute Funded
Debt.

   Consolidated Funded Debt -- means, at any time, all Funded Debt of the Company and the Restricted
Subsidiaries outstanding at such time (determined after elimination of intercompany items among such Persons).

   Consolidated Interest Expense -- means, for any period, all interest charges for such period accrued on or with respect to Consolidated Funded Debt and Consolidated Current Maturities (including, without limitation, amortization of debt discount and expense and imputed interest on Capitalized Lease obligations).

   Consolidated Net Earnings -- means, for any period, net earnings (or loss) after income taxes of the Company and the Restricted Subsidiaries, determined on a consolidated basis for such Persons, but excluding:

      (a)    any gain or loss (net of tax effects
   applicable thereto) resulting from the sale, conversion, write-down or other disposition of capital assets other than in the ordinary course of business;

      (b) any extraordinary, unusual or nonrecurring gains or losses;

      (c) any gains resulting from any write-up of assets;

      (d) any portion of the earnings of the Company or any Restricted Subsidiary attributable to the unremitted earnings of any Person that is not a Restricted Subsidiary;

      (e) any earnings of any Person acquired by the Company or any Restricted Subsidiary through purchase, merger or consolidation or otherwise for any year prior to the year of acquisition;

      (f) any earnings attributable to the amortization of negative goodwill; and

      (g)    that portion of net earnings of any Restricted
   Subsidiary that is unavailable for payment as dividends to the Company or another Restricted
   Subsidiary as a result of a legal or contractual prohibition, unless such portion of such net earnings is legally available for either:

        (i)    reimbursement to the Company or another
      Restricted Subsidiary for advances, loans or allocated expenses, or

        (ii)    advances or loans to the Company or another
      Restricted Subsidiary.

   Consolidated Net Earnings Before Interest and Taxes -
- means, for any period, the sum of

      (a) Consolidated Net Earnings for such period, plus

      (b)    the aggregate amount of

        (i) taxes imposed on, or measured by, income or excess profits, and

        (ii)    Consolidated Interest Expense

   (to the extent, and only to the extent, that any such amount was deducted in the computation of Consolidated Net Earnings for such period),

in each case accrued for such period by the Company and the Restricted Subsidiaries, determined on a consolidated basis for such Persons.

   Consolidated Net Tangible Assets -- means, at any time, the result of

      (a) the gross book value of the assets of the Company and the Restricted Subsidiaries (exclusive of goodwill, patents, trademarks, trade names, organization expense, treasury stock [to the extent reflected in said gross book value], unamortized debt discount and expense and other like intangibles and Investments in and loans to Subsidiaries that are not Restricted Subsidiaries), minus

      (b) all reserves (including, without limitation, accumulated depreciation) applicable to such assets and all liabilities (including deferred income taxes) other than Funded Debt, capital stock and surplus, all as would be shown on a consolidated balance sheet of such Persons at such time.

   Consolidated Tangible Net Worth -- means, at any time, Consolidated Net Tangible Assets at such time minus Consolidated Funded Debt at such time.

   Control Event -- means the execution of any written agreement that, when fully performed by the parties thereto, would result in a Change in Control.

   Control Prepayment Date -- Section 6.3.

   Current Debt -- means, at any time, with respect to any Person

      (a) all liabilities for borrowed money and all liabilities secured by any Lien existing on Property owned by such Person whether or not such liabilities have been assumed, that, in either case are payable on demand or within one (1) year from such time, except any such liabilities that are renewable or extendible at the option of such Person to a date more than one (1) year from such time, and

      (b)    its liabilities under Guaranties of
   obligations described in clause (a) above;

provided, however, that any such liability shall be treated as Funded Debt of such Person, regardless of its terms, if such liability is renewable by such Person pursuant to the terms of a revolving credit or similar agreement effective for more than one (1) year after the date of the creation of such liability, or may be payable out of the proceeds of a similar liability pursuant to the terms of such liability or of any such agreement.

   Debt -- means, with respect to any Person, at any time, without duplication, all Funded Debt and Current
Debt of such Person at such time.

   Default -- means an event or condition the occurrence of which would, with the lapse of time or the giving of notice or both, become an Event of Default.

   Disposition Date -- Section 8.10.

   Disposition Stock -- Section 8.10.

   Disposition Subsidiary -- Section 8.10.

   DOL -- means the Department of Labor of the United
States of America or any successor organization thereof.

   Dollars or $ -- means United States of America dollars.

   Effective Date -- means the date on which this Agreement becomes binding between you and the Company in accordance with the paragraph at the top of the signature page hereto.

   Environmental Protection Law -- means any federal, state, county, regional or local law, statute or regulation (including, without limitation, CERCLA, RCRA and SARA) enacted in connection with or relating to the protection or regulation of the environment, including, without limitation, those laws, statutes and regulations regulating the disposal, removal, production, storing, refining, handling, transferring, processing or transporting of Hazardous Substances, and any regulations, issued or promulgated in connection with such statutes by any Governmental Authority and any orders, decrees or judgments issued by any court of competent jurisdiction in connection with any of the foregoing.

As used in this definition:

      CERCLA -- means the Comprehensive Environmental
   Response, Compensation, and Liability Act of 1980, as amended from time to time (by SARA or otherwise), and all rules and regulations promulgated in connection therewith.

      RCRA -- means the Resource Conservation and
   Recovery Act of 1976, as amended from time to time, and all rules and regulations issued in connection therewith.

      SARA -- means the Superfund Amendments and
   Reauthorization Act of 1986, as amended from time to time, and all rules and regulations promulgated in connection therewith.

   ERISA -- means the Employee Retirement Income
Security Act of 1974, as amended from time to time.

   ERISA Affiliate -- means any corporation or trade or business that

      (i) is a member of the same controlled group of corporations (within the meaning of section 414(b) of the IRC) as the Company, or

      (ii) is under common control (within the meaning of section 414(c) of the IRC) with the Company.

   Event of Default -- Section 10.1.

   Excluded Transfers -- Section 8.10.

   Fair Market Value -- means, at any time, with respect to any Property, the sale value of such Property that would be realized in an arm's-length sale at such time between an informed and willing buyer, and an informed and willing seller, under no compulsion to buy or sell, respectively.

   Foreign Pension Plan -- means any plan, fund or other similar program

      (a) established or maintained outside of the United States of America by any one or more of the Company or the Subsidiaries primarily for the benefit of the employees (substantially all of whom are aliens not residing in the United States of America) of the Company or such Subsidiaries which plan, fund or other similar program provides for retirement income for such employees or results in a deferral of income for such employees in contemplation of retirement, and

      (b)    not otherwise subject to ERISA.

   Funded Debt -- means, at any time, with respect to any Person, without duplication:

      (a) any obligation, payable more than one (1) year from the date of creation thereof, that is shown on the balance sheet of such Person as a liability
   (including Capitalized Lease obligations but excluding current maturities of such obligations, reserves for deferred income taxes and other reserves to the extent that such reserves do not constitute an obligation);

      (b) indebtedness payable more than one (1) year from the date of creation thereof that is secured by any Lien on Property owned by such Person, whether or not the indebtedness secured thereby shall have been assumed by such Person;

      (c)    guarantees, endorsements (other than
   endorsements of negotiable instruments for collection in the ordinary course of business) and other contingent liabilities (whether direct or indirect) in connection with the obligations, stock or dividends of another Person;

      (d) the obligations of such Person under any executory contract providing for the making of loans, advances or capital contributions to any Person other than a Restricted Subsidiary or for the purchase of any Property from any Person, in each case in order to enable such Person to maintain working capital, net worth or any other balance sheet condition or to pay debts, dividends or expenses; provided, however, that upon the making of such loan, advance or capital contribution pursuant to any such obligation, such obligation shall no longer constitute part of Funded
   Debt;

      (e) obligations of such Person under any contract for the purchase of materials, supplies or other
   Property or services if such contract (or any related document) requires that payment for such materials, supplies or other Property or services shall be made regardless of whether or not delivery of such materials, supplies or other Property or services is ever made or tendered;

      (f) obligations of such Person under any contract to rent or lease (as lessee) any real or personal
   Property if such contract (or any related document) provides that the obligation to make payments thereunder is absolute and unconditional under conditions not customarily found in commercial leases then in general use or requires that the lessee purchase or otherwise acquire securities or obligations of the lessor;

      (g) obligations of such Person under any contract for the sale or use of materials, supplies or other
   Property, or the rendering of services, if such contract (or any related document) requires that payment for such materials, supplies, Property or services, shall be subordinated to any Indebtedness of such Person;

      (h) the obligations of such Person under any other contract that, in economic effect, is substantially equivalent to a Guaranty; and

      (i) obligations treated as Funded Debt pursuant to the proviso of the definition of the term "Current
   Debt" herein.

   GAAP -- means accounting principles as promulgated from time to time in statements, opinions and pronouncements by the American Institute of Certified
Public Accountants and the Financial Accounting
Standards Board and in such statements, opinions and pronouncements of such other entities with respect to financial accounting of for-profit entities as shall be accepted by a substantial segment of the accounting profession in the United States.

   Governmental Authority -- means

      (a)    the government of

        (i) the United States of America and any State or other political subdivision thereof, or

        (ii) any jurisdiction (y) in which the Company or any Subsidiary conducts all or any part of its business or (z) that asserts jurisdiction over the conduct of the affairs or Properties of the Company or any Subsidiary, or

      (b) any entity exercising executive, legislative, judicial, regulatory or administrative functions of, or pertaining to, any such government.

   Guaranty -- means with respect to any Person (for the purposes of this definition, the "Guarantor") any obligation (except the endorsement in the ordinary course of business of negotiable instruments for deposit or collection) of such Person guaranteeing or in effect guaranteeing any indebtedness, dividend or other obligation of any other Person (the "Primary Obligor") in any manner, whether directly or indirectly, including
(without limitation) obligations incurred through an agreement, contingent or otherwise, by the Guarantor:

      (a) to purchase such indebtedness or obligation or any Property or assets constituting security therefor;

      (b)    to advance or supply funds

        (i)    for the purpose of payment of such
      indebtedness or obligation, or

        (ii)    to maintain working capital or other
      balance sheet condition or any income statement condition of the Primary Obligor or otherwise to advance or make available funds for the purchase or payment of such indebtedness or obligation;

      (c) to lease Property or to purchase Securities or other Property or services primarily for the purpose of assuring the owner of such indebtedness or obligation of the ability of the Primary Obligor to make payment of the indebtedness or obligation; or

      (d)    otherwise to assure the owner of the
   indebtedness or obligation of the Primary Obligor against loss in respect thereof.

For purposes of computing the amount of any Guaranty, in connection with any computation of indebtedness or other liability, it shall be assumed that the indebtedness or other liabilities that are the subject of such Guaranty are direct obligations of the issuer of such Guaranty.

   Hazardous Substances -- means any and all pollutants, contaminants, toxic or hazardous wastes or any other substances that might pose a hazard to health or safety, the removal of which may be required or the generation, manufacture, refining, production, processing, treatment, storage, handling, transportation, transfer, use, disposal, release, discharge, spillage, seepage, or filtration of which is or shall be restricted, prohibited or penalized by any applicable law.

   Indebtedness -- means, at any time, with respect to any Person, without duplication,

      (a) its liabilities for borrowed money (whether or not evidenced by a Security) and its obligations in respect of mandatorily redeemable preferred stock;

      (b) any liabilities for borrowed money secured by any Lien existing on Property owned by such Person
   (whether or not such liabilities have been assumed);

      (c)    any obligations in respect of any Capitalized
   Lease of such Person;

      (d) the present value of all payments due under any arrangement for retention of title or any conditional sale agreement (other than a Capitalized
   Lease) discounted at the implicit rate, if known, with respect thereto or, if unknown, at 8% per annum;

      (e) obligations of such Person in respect of letters of credit or instruments serving a similar function issued or accepted by banks and other financial institutions for the account of such Person
   (whether or not representing obligations for borrowed money); and

      (f)    any Guaranty of such Person of any
   Indebtedness of another Person.

   Institutional Investor -- means the Purchasers, any affiliate of any of the Purchasers, and any holder of Notes that is an "accredited investor" as defined in section 2(15) of the Securities Act.

   Investment -- means any investment, made in cash or by delivery of Property, by the Company or any Restricted Subsidiary (x) in any Person, whether by acquisition of stock, indebtedness or other obligation or Security, or by loan, Guaranty, advance or capital contribution, or otherwise, or (y) in any Property.

   IRC -- means the Internal Revenue Code of 1986, together with all rules and regulations promulgated pursuant thereto, as amended from time to time.

   IRS -- means the Internal Revenue Service and any successor agency.

   Lien -- means any interest in Property constituting any pledge, assignment, hypothecation, mortgage, security interest, deposit arrangement, conditional sale or title retaining contract, sale and leaseback transaction, financing statement filing, lessor's or lessee's interest under any lease, subordination of any claim or right, or any type of lien, charge, encumbrance, preferential arrangement or other claim or right. The term "Lien" includes, with respect to stock, stockholder agreements, voting trust agreements, buy-back agreements and all similar arrangements. For the purposes hereof, the Company and each Subsidiary is deemed to be the owner of any Property that it shall have acquired or holds subject to a conditional sale agreement, Capitalized Lease or other arrangement pursuant to which title to the Property has been retained by or vested in some other Person for security purposes, and such retention or vesting is deemed a Lien.

   Majority Holders -- means, at any time, the holders of at least fifty-one percent (51%) in principal amount of the Notes at the time outstanding (exclusive of Notes then owned by any one or more of the Company, any Restricted Subsidiary, any Affiliate and any officer or director of any thereof).

   Make-Whole Amount -- means, with respect to any date
(the "Payment Date") and any principal amount of Notes of any Series required for any reason to be paid prior to the regularly scheduled maturity thereof on such Payment Date:

      (a) if the Make-Whole Discount Rate, determined with respect to such principal amount of such Series and such Payment Date,

        (i) in the case of the Series A Notes equals or exceeds six and ninety-six one-hundredths percent
      (6.96%) per annum,

        (ii) in the case of the Series B Notes equals or exceeds seven and seven one-hundredths percent
      (7.07%) per annum, or

        (iii) in the case of the Series C Notes equals or exceeds seven and seventeen one-hundredths percent
      (7.17%) per annum,

   then Zero Dollars ($0); or

      (b) if the Make-Whole Discount Rate, determined with respect to such principal amount of such Series and such Payment Date,

        (i) in the case of the Series A Notes is less than six and ninety-six one-hundredths percent
      (6.96%) per annum,

        (ii) in the case of the Series B Notes is less than seven and seven one-hundredths percent (7.07%) per annum, or

        (iii) in the case of the Series C Notes is less than seven and seventeen one-hundredths percent
      (7.17%) per annum,

   then
          (A) the sum of the present values of the then remaining scheduled payments of principal and interest that would be payable in respect of such principal amount of such Series but for such prepayment or acceleration, minus

          (B) such principal amount of such Series plus the amount of interest accrued on such principal amount since the scheduled interest payment date immediately preceding such Prepayment Date.

In determining such present values, a discount rate equal to the Make-Whole Discount Rate (with respect to the Payment Date and such principal amount of such Series) divided by two (2), and a discount period of six
(6) months of thirty (30) days each, shall be used.

   Make-Whole Discount Rate -- means, with respect to any date and any principal amount of Notes of any Series required for any reason to be paid prior to the regularly scheduled maturity thereof on such date, the sum of

      (a)    the Treasury Rate with respect to such
   principal amount of such Series and such date, plus

      (b)    if such payment is made

        (i) pursuant to Section 5.2(b) hereof, ninety one-hundredths percent (0.90%) per annum, or

        (ii) pursuant to Section 6.3 hereof, ninety-five one-hundredths percent (0.95%) per annum, or

        (iii) pursuant to any provision of this Agreement other than Section 5.2(b) or Section 6.3 hereof, fifty one-hundredths percent (0.50%) per annum.

As used in this definition only:

      Remaining Dollar-Years -- means, with respect to any date and any principal amount of Notes of any Series being paid prior to the regularly scheduled maturity thereof for any reason on such date, the result obtained by

        (a) multiplying, in the case of each required payment of principal (including payment at maturity) that would be payable in respect of such principal amount being so prepaid but for such prepayment,

          (i) an amount equal to such required payment of principal, by

          (ii)    the number of years (calculated to the
        nearest one-twelfth (1/12)) that will elapse between such date and the date such required principal payment would be due if such prepayment had not occurred, and

        (b) calculating the sum, with respect to each of such required payments of principal, of each of the products obtained in the preceding subsection (a).

      Treasury Rate -- means, with respect to any date and any principal amount of Notes of any Series required for any reason to be paid prior to the regularly scheduled maturity thereof on such date,

        (a) the yield reported as of 10:00 a.m., New York City time, on the second Business Day preceding the date of payment, on the display designated as "Page 678" on the Telerate Service (or such other display as may replace Page 678 on the Telerate Service)
      (or, if not available, any other nationally recognized trading screen reporting on-line intraday trading in United States government Securities) providing the most current yields for actively traded United States Treasury securities with maturities corresponding to the remaining Weighted Average Life to Maturity on such date of such principal amount of the Notes of such Series (such Weighted Average Life to Maturity being determined as of the date of such calculation and rounded to the nearest month), or

        (b) if and only if such Telerate Service ceases to exist or fails to report such yield, such yield as reported on a reasonably comparable electronic service as may be designated by the Majority
      Holders, or

        (c) if and only if such Telerate Service ceases to exist or fails to report such yield and the Majority Holders shall fail to agree upon a comparable electronic service pursuant to clause
      (b) of this definition, such yield reported under the heading "Week Ending" for the week most recently ended and under the caption "Treasury
      Constant Maturities" of the maturity corresponding to the remaining Weighted Average Life to Maturity on such date of such principal amount of the Notes being prepaid or accelerated (such Weighted Average
      Life to Maturity being determined as of the date of such calculation and rounded to the nearest month) as most recently published and made available to the public in the statistical release designated
      "H.15(519)" or any successor publication that is published weekly by the Federal Reserve System and that establishes yields on actively traded United
      States Treasury securities or, if no such successor publication is available, then any other source of current information in respect of interest rates on the securities of the United States of America that is generally available and, in the judgment of the Majority Holders, provides information reasonably comparable to the H.15(519) statistical release.

   If no maturity exactly corresponds to such rounded
   Weighted Average Life to Maturity, yields for the two
   (2) most closely corresponding published maturities next above and below such rounded Weighted Average
   Life to Maturity shall be calculated pursuant to the immediately preceding sentence and the Treasury Rate shall be interpolated from such yields on a straight-line basis, rounding with respect to each such relevant period to the nearest month.

      Weighted Average Life to Maturity -- means, with respect to any date and any principal amount of Notes of any Series being paid on such date, the number of years obtained by dividing the Remaining Dollar-Years on such date of such principal amount of such Series by such principal amount.

   Margin Security -- means "margin stock" within the meaning of Regulations G, T, and X of the Board of Governors of the Federal Reserve System, 12 C.F.R.,
Chapter II, as amended from time to time.

   Material Adverse Effect -- means a material adverse effect on the business, prospects, profits, Properties or condition (financial or otherwise) of the Company and the Restricted Subsidiaries, taken as a whole, or on the ability of the Company to perform its obligations set forth herein and in the Notes.

   Multiemployer Plan -- means any multiemployer plan
(as defined in section 3(37) of ERISA) in respect of which the Company or any ERISA Affiliate is an "employer" (as defined in section 3 of ERISA).

   Multiple Employer Pension Plan -- means any employee benefit plan within the meaning of section 3(3) of ERISA
(other than a Multiemployer Plan), subject to Title IV of ERISA, to which the Company or any ERISA Affiliate and an employer (as defined in section 3 of ERISA) other than an ERISA Affiliate or the Company contribute.

   Notes -- Section 1.1.

   Note Purchase Agreements -- Section 1.2.

   Offer Notice --  Section 6.2.

   Operating Income Contribution Percentage -- means, in respect of any Property of the Company or any Restricted
Subsidiary that is the subject of a Transfer or proposed
Transfer, the percentage of Consolidated Net Earnings contributed by such Property during the period of twelve
(12) consecutive fiscal months of the Company most recently ended prior to the Transfer or proposed
Transfer of such Property; provided that such percentage so contributed may be determined in good faith by the Company so long as, if the consideration received in connection with such Transfer exceeds Ten Million
Dollars ($10,000,000), such determination shall have been supported by a certificate of the Chairman, the Vice Chairman, a Vice President or the President of the Company detailing such determination and that such certificate is delivered to each of the holders of the Notes within thirty (30) days of such Transfer.

   OSHA -- means the Occupational Safety and Health Act of 1970, together with all rules, regulations and standards promulgated pursuant thereto, as amended from time to time.

   Other Purchaser --  Section 1.2.

   PBGC -- means the Pension Benefit Guaranty
Corporation and any successor corporation or governmental agency.

   Pension Plan -- means, at any time, any "employee pension benefit plan" (as defined in section 3 of ERISA) maintained at such time by the Company or any ERISA
Affiliate for employees of the Company or such ERISA
Affiliate, excluding any Multiemployer Plan, but including, without limitation, any Multiple Employer
Pension Plan.

   Permitted Investments -- means any of the following
Investments:

      (a) direct obligations of the United States of America or obligations guaranteed by the United
   States of America maturing no later than three hundred sixty-five (365) days from the date of acquisition;

      (b) repurchase agreements or eurodollar deposits with or certificates of deposit maturing no later than three hundred sixty-five (365) days from the date of acquisition and issued by banks having a combined capital and surplus of over Two Hundred
   Fifty Million Dollars ($250,000,000) and rated at least A- by Standard & Poor's Ratings Group, a division of McGraw-Hill, Inc., and at least A3 by Moody's Investor Service, Inc.;

      (c)    Investments in Restricted Subsidiaries or
   Persons that contemporaneously with such Investment become Restricted Subsidiaries;

      (d) Investments in commercial paper issued by corporations incorporated in the United States of America or any state thereof and maturing in two hundred seventy (270) days or less and rated at least
   A-1 by Standard & Poor's Ratings Group, a division of
   McGraw-Hill, Inc., or P-1 by Moody's Investor
   Service, Inc.;

      (e) Investments in Property used in the ordinary course of business of the Company and the Restricted
   Subsidiaries; and

      (f) other Investments so long as after giving effect to such other Investments the aggregate book value of all such other Investments of the Company and the Restricted Subsidiaries at such time does not exceed thirty percent (30%) of Consolidated Net
   Tangible Assets at such time.

   Person -- means an individual, partnership, corporation, trust, unincorporated organization, or a government or agency or political subdivision thereof.

   Placement Memorandum -- Section 2.1.

   Preferred Stock -- means any class of capital stock of a corporation that is preferred over any other class of capital stock of such corporation as to the payment of dividends or the payment of any amount upon liquidation or dissolution of such corporation.

   Property -- means any interest in any kind of property or asset, whether real, personal or mixed, and whether tangible or intangible.

   Purchase Money Lien -- means

      (a) a Lien held by any Person (whether or not the seller of such Property) on tangible Property (or a group of related items of Property the substantial portion of which are tangible) acquired or constructed by the Company or any Subsidiary, which Lien secures all or a portion of the related purchase price or construction costs of such Property, provided that such Purchase Money Lien

        (i)    encumbers only Property acquired or
      constructed after the Effective Date and acquired with the proceeds of the Debt secured thereby, and

        (ii) such Lien is not thereafter extended to any other Property, and

      (b)    any Lien existing on Property of any
   corporation at the time it becomes a Restricted
   Subsidiary, provided that

        a. no such Lien shall extend to or cover any Property other than the Property subject to such Lien at the time of any such transaction, and

        b. such Lien was not created in contemplation of any such transaction.

   Purchaser -- means the Persons listed as purchasers of Notes on Annex 1 hereto.

   Quarterly Net Worth Increase Amount -- Section 8.4.

   Restricted Subsidiary -- means, at any time, a corporation,

      (a) organized under the laws of the United States, Puerto Rico or Canada or a jurisdiction thereof at such time,

      (b)    that conducts substantially all of its
   business and has substantially all of its Property within the United States, Puerto Rico and Canada at such time, and

      (c) at least eighty percent (80%) (by number of votes) of each class of Voting Stock of which and one hundred percent (100%) of all Preferred Stock and other equity Securities of which are legally and beneficially owned by the Company and its Wholly-
   Owned Restricted Subsidiaries at such time.

   Restricted Subsidiary Stock  -- Section 8.10.

   Securities Act -- means the Securities Act of 1933, as amended from time to time.

   Security -- means "security" as defined by section
2(1) of the Securities Act.

   Series -- means any or all of any series of Notes issued hereunder.

   Series A Notes -- Section 1.1(a).

   Series B Notes -- Section 1.1(b).

   Series C Notes -- Section 1.1(c).

   Special Counsel -- Section 1.5(a).

   Subsidiary -- means, at any time, a corporation of which the Company owns, directly or indirectly, more than fifty percent (50%) (by number of votes) of each class of Voting Stock at such time.

   Successor Corporation -- Section 8.10.

   Supermajority Holders -- means, at any time, the holders of at least sixty percent (60%) in principal amount of the Notes at the time outstanding (exclusive of Notes then owned by any one or more of the Company, any Restricted Subsidiary, any Affiliate and any officer or director of any thereof).

   Transfers or To Transfer -- Section 8.10.

   Voting Stock -- means capital stock of any class or classes of a corporation the holders of which are ordinarily, in the absence of contingencies, entitled to elect corporate directors (or Persons performing similar functions).

   Unrestricted Subsidiary -- means, at any time, any Subsidiary that has been designated by the Company's
Board of Directors as an Unrestricted Subsidiary, provided that at the time of such designation

      (a) the Subsidiary so designated neither owns, directly or indirectly, any Funded Debt of the Company or any Restricted Subsidiary or any capital stock of any Restricted Subsidiary,

      (b)    no Indebtedness of such Subsidiary is
   guaranteed by the Company or a Restricted Subsidiary, and

      (c) no Default or Event of Default would occur as a result of such designation.

   Wholly-Owned Restricted Subsidiary -- means, at any time, any Restricted Subsidiary one hundred percent
(100%) of all of the Indebtedness and equity Securities
(except directors' qualifying shares) of which are owned by any one or more of the Company and the Company's other Wholly-Owned Restricted Subsidiaries at such time.

   B.   GAAP.

   Where the character or amount of any asset or liability or item of income or expense, or any consolidation or other accounting computation is required to be made for any purpose hereunder, it shall be done in accordance with GAAP as in effect on the date of, or at the end of the period covered by, the financial statements from which such asset, liability, item of income, or item of expense, is derived, or, in the case of any such computation, as in effect on the date as of which such computation is required to be determined, provided, that if any term defined herein includes or excludes amounts, items or concepts that would not be included in or excluded from such term if such term were defined with reference solely to GAAP, such term will be deemed to include or exclude such amounts, items or concepts as set forth herein.

   C.   Directly or Indirectly.

   Where any provision herein refers to action to be taken by any Person, or that such Person is prohibited from taking, such provision shall be applicable whether such action is taken directly or indirectly by such Person, including actions taken by or on behalf of any partnership in which such Person is a general partner.

   D.   Section Headings and Table of Contents and
Construction.

      1.   Section Headings and Table of Contents, etc..
   The titles of the Sections and the Table of Contents appear as a matter of convenience only, do not constitute a part hereof and shall not affect the construction hereof. The words "herein," "hereof,"
   "hereunder" and "hereto" refer to this Agreement as a whole and not to any particular Section or other subdivision.

      2. Construction. Each covenant contained herein shall be construed (absent an express contrary provision herein) as being independent of each other covenant contained herein, and compliance with any one covenant shall not (absent such an express contrary provision) be deemed to excuse compliance with one or more other covenants.

   E.   Governing Law.

   THIS AGREEMENT AND THE NOTES SHALL BE GOVERNED BY,
AND CONSTRUED AND ENFORCED IN ACCORDANCE WITH, INTERNAL
NEW YORK LAW.

XI.   MISCELLANEOUS

   A.   Communications.

      1. Method; Address. All communications hereunder or under the Notes shall be in writing, shall be hand delivered, deposited into the United States mail
   (registered or certified mail), postage prepaid, or sent by overnight courier, and shall be addressed,

        a.   if to the Company,

          1000 Urban Center Drive, Suite 300
          Birmingham, Alabama 35242-2516
          Attention:  John M. Casey

        (with a copy to:

          Smith, Gambrell & Russell
          3343 Peachtree Road, N.E., Suite 1800
          Atlanta, Georgia 30326-1010
          Attention:  Arthur J. Schwartz, Esq.

        provided, that the failure to provide any such copy shall in no way affect the validity of any communication to the Company for purposes of this Agreement)

   or at such other address as the Company shall have furnished in writing to all holders of the Notes at the time outstanding, and


        b.   if to any of the holders of the Notes,

          (1)   if such holders are the Purchasers, at
        their respective addresses set forth on Annex 1 hereto, and further including any parties referred to on such Annex 1 that are required to receive notices in addition to such holders of the Notes, and

          (2) if such holders are not the Purchasers, at their respective addresses set forth in the register for the registration and transfer of Notes maintained pursuant to Section 8.3 hereof,

   or to any such party at such other address as such party may designate by notice duly given in accordance with this Section 12.1 to the Company
   (which other address shall be entered in such register).

      2. When Given. Any communication so addressed and deposited in the United States mail, postage prepaid, by registered or certified mail (in each case, with return receipt requested) shall be deemed to be received on the third (3rd) succeeding Business Day after the day of such deposit (not including the date of such deposit). Any notice so addressed and otherwise delivered shall be deemed to be received when actually received at the address of the addressee.

   B.   Reproduction of Documents.

   This Agreement and all documents relating thereto, including, without limitation,

      1. consents, waivers and modifications that may hereafter be executed,

      2. documents received by you at the closing of your purchase of the Notes (except the Notes themselves), and

      3. financial statements, certificates and other information previously or hereafter furnished to you or any other holder of Notes,

may be reproduced by any holder of Notes by any photographic, photostatic, microfilm, micro-card, miniature photographic, digital or other similar process and each holder of Notes may destroy any original document so reproduced. The Company agrees and stipulates that any such reproduction shall be admissible in evidence as the original itself in any judicial or administrative proceeding (whether or not the original is in existence and whether or not such reproduction was made by such holder of Notes in the regular course of business) and that any enlargement, facsimile or further reproduction of such reproduction shall likewise be admissible in evidence. Nothing in this Section 12.2 shall prohibit the Company or any holder of Notes from contesting the accuracy of any such reproduction.

   C.   Survival.

   All warranties, representations, certifications and covenants made by the Company herein or in any certificate or other instrument delivered by it or on its behalf hereunder shall be considered to have been relied upon by you and shall survive the delivery to you of the Notes regardless of any investigation made by you or on your behalf. The representations made in Section
1.3 hereof shall be considered to have been relied upon by the Company and shall survive the purchase by you of the Notes regardless of any investigation made by the Company or on its behalf. All statements in any such certificate or other instrument shall constitute warranties and representations by the Company hereunder.

   D.   Successors and Assigns.

   This Agreement shall inure to the benefit of and be binding upon the successors and assigns of each of the parties hereto. The provisions hereof are intended to be for the benefit of all holders, from time to time, of Notes, and shall be enforceable by any such holder, whether or not an express assignment to such holder of rights hereunder shall have been made by you or your successor or assign.

   E.   Amendment and Waiver.

      1. Requirements. This Agreement may be amended, and the observance of any term hereof may be waived, with (and only with) the written consent of the Company and the Majority Holders; provided that no such amendment or waiver of any of the provisions of
   Section 1 through Section 4 hereof, inclusive, or any defined term used therein, shall be effective as to any holder of Notes unless consented to by such holder in writing; provided further that no such amendment or waiver of the provisions of Section 8.7 or any defined term used therein shall be effective unless consented to by the Supermajority Holders; and provided further that no such amendment or waiver shall, without the written consent of the holders of all Notes (exclusive of Notes held by the Company, any Restricted Subsidiary or any Affiliate) at the time outstanding,

        a.   subject to the provisions of Section 10.2 and
      Section 10.3 hereof, change the amount or time of any prepayment or payment of principal or Make-
      Whole Amount or the rate or time of payment of interest (including, without limitation, by amendment of Section 5 or Section 6 hereof),

        b.   amend Section 10 hereof,

        c.   amend the definition of Majority Holders,

        d. amend the definition of Supermajority Holders, or

        e.   amend this Section 12.5.

   The holder of any Note may specify that any such written consent executed by it shall be effective only with respect to a portion of the Notes held by it (in which case it shall specify, by Dollar amount, the aggregate principal amount of Notes with respect to which such consent shall be effective) and in the event of any such specification such holder shall be deemed to have executed such written consent only with respect to the portion of the Notes so specified.

      2.   Solicitation of Noteholders.

        a. Solicitation. The Company shall not solicit, request or negotiate for or with respect to any proposed waiver or amendment of any of the provisions hereof or of the Notes unless each holder of Notes (irrespective of the amount of Notes then owned by it) shall be informed thereof by the Company with sufficient information to enable it to make an informed decision with respect thereto. Executed or true and correct copies of any waiver or consent effected pursuant to the provisions of this Section 12.5 shall be delivered by the Company to each holder of outstanding Notes forthwith following the date on which the same shall have been executed and delivered by all holders of outstanding Notes required to consent or agree to such waiver or consent.

        b. Payment. The Company shall not, directly or indirectly, pay or cause to be paid any remuneration, whether by way of supplemental or additional interest, fee or otherwise, or grant any security, to any holder of Notes as consideration for or as an inducement to the entering into by any holder of Notes of any waiver or amendment of any of the terms and provisions hereof unless such remuneration is concurrently paid, or such security is concurrently granted, on the same terms, ratably to the holders of all Notes then outstanding.

        c. Scope of Consent. Any consent made pursuant to this Section 12.5 by a holder of Notes that has transferred or has agreed to transfer its Notes to the Company, any Restricted Subsidiary or any Affiliate and has provided or has agreed to provide such written consent as a condition to such transfer shall be void and of no force and effect except solely as to such holder, and any amendments effected or waivers granted or to be effected or granted that would not have been or would not be so effected or granted but for such consent (and the consents of all other holders of Notes that were acquired under the same or similar conditions) shall be void and of no force and effect, retroactive to the date such amendment or waiver initially took or takes effect, except solely as to such holder.

      3.   Binding Effect.  Except as provided in Section
   12.5(b) hereof, any amendment or waiver consented to as provided in this Section 12.5 shall apply equally to all holders of Notes and shall be binding upon them and upon each future holder of any Note and upon the Company whether or not such Note shall have been marked to indicate such amendment or waiver. No such amendment or waiver shall extend to or affect any obligation, covenant, agreement, Default or Event of Default not expressly amended or waived or impair any right consequent thereon.

   F.   Payments, When Received.

      1. Payments Due on Holidays. If any payment due on, or with respect to, any Note shall fall due on a day other than a Business Day, then such payment shall be made on the first Business Day following the day on which such payment shall have so fallen due;
   provided that if all or any portion of such payment shall consist of a payment of interest, for purposes of calculating such interest, such payment shall be deemed to have been originally due on such first following Business Day, such interest shall accrue and be payable to (but not including) the actual date of payment, and the amount of the next succeeding interest payment shall be adjusted accordingly.

      2. Payments, When Received. Any payment to be made to the holders of Notes hereunder or under the Notes shall be deemed to have been made on the Business Day such payment actually becomes available to such holder at such holder's bank prior to 11:00 a.m. (local time of such bank).

   G.   Entire Agreement.

   This Agreement constitutes the final written expression of all of the terms hereof and is a complete and exclusive statement of those terms.

   H.   Duplicate Originals, Execution in Counterpart.

   Two or more duplicate originals hereof may be signed by the parties, each of which shall be an original but all of which together shall constitute one and the same instrument. This Agreement may be executed in one or more counterparts and shall be effective when at least one counterpart shall have been executed by each party hereto, and each set of counterparts that, collectively, show execution by each party hereto shall constitute one duplicate original. Each of the parties hereto agrees that this Agreement will be delivered in New York, New
York and the contract evidenced by this Agreement shall for all purposes be considered to have been made in New
York, New York.

          [Remainder of page intentionally left blank; next page is signature page.]
   If this Agreement is satisfactory to you, please so indicate by signing the acceptance at the foot of a counterpart hereof and returning such counterpart to the Company, whereupon this Agreement shall become binding between us in accordance with its terms.

               Very truly yours,

               BIRMINGHAM STEEL CORPORATION



               By       /s/ John M. Casey


                Name: John M. Casey

                Title:    Executive Vice President


Accepted:

CONNECTICUT GENERAL LIFE INSURANCE COMPANY
By CIGNA Investments, Inc.



     By  /s/ Thomas P. Shea

   Name: Thomas P. Shea

   Title:    Vice President



LIFE INSURANCE COMPANY OF NORTH AMERICA
By CIGNA Investments, Inc.



     By  /s/ Thomas P. Shea

   Name: Thomas P. Shea

   Title:    Vice President

CIGNA PROPERTY AND CASUALTY INSURANCE COMPANY
By CIGNA Investments, Inc.



     By  /s/ Thomas P. Shea

   Name: Thomas P. Shea

   Title:    Vice President



PRINCIPAL MUTUAL LIFE INSURANCE COMPANY



     By  /s/ Warren Shank

   Name: Warren Shank

   Title:    Counsel


     By  /s/ Austin Ramzy

   Name: Austin Ramzy

   Title:    Assistant Director
      Investment Securities



NATIONWIDE LIFE INSURANCE COMPANY



     By  /s/ Jeffrey G. Milburn

   Name: Jeffrey G. Milburn

   Title:    Vice President
      Corporate Fixed-Income Securities

EMPLOYERS LIFE INSURANCE COMPANY OF WAUSAU



     By  /s/ Jeffrey G. Milburn

   Name: Jeffrey G. Milburn

   Title:    Attorney-In-Fact



THE NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY



     By  /s/ J. Thomas Christofferson

   Name: J. Thomas Christofferson

   Title:    Vice President



THE EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED
STATES



     By  /s/ Ina Lane


   Name: Ina Lane

   Title:    Investment Officer



SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)



     By  /s/ L. Brock Thomson

   Name: L. Brock Thomson

   Title:    Treasurer

SUN LIFE ASSURANCE COMPANY OF CANADA



     By  /s/ John N. Whelihan

   Name: John N. Whelihan

   Title:    Vice President, Private Placements
      for President


     By  /s/ L. Brock Thomson

   Name: L. Brock Thomson

   Title:    Vice President, Portfolio Management
      for President



SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK



     By  /s/ L. Brock Thomson

   Name: L. Brock Thomson

   Title:    Treasurer



THE MINNESOTA MUTUAL LIFE INSURANCE COMPANY
By: MIMLIC Asset Management Company



     By  /s/ Loren Haugland

   Name: Loren Haugland

   Title:    Vice President

MUTUAL TRUST LIFE INSURANCE COMPANY
By: MIMLIC Asset Management Company



     By  /s/ Loren Haugland

   Name: Loren Haugland

   Title:    Vice President



THE RELIABLE LIFE INSURANCE COMPANY
By: MIMLIC Asset Management Company



     By  /s/ Loren Haugland

   Name: Loren Haugland

   Title:    Vice President



FEDERATED MUTUAL INSURANCE COMPANY
By: MIMLIC Asset Management Company



     By  /s/ Loren Haugland

   Name: Loren Haugland

   Title:    Vice President


FEDERATED LIFE INSURANCE COMPANY
By: MIMLIC Asset Management Company



     By  /s/ Marilyn Froelich


   Name: Marilyn Froelich

   Title:    Vice President
MINNESOTA FIRE & CASUALTY COMPANY
By: MIMLIC Asset Management Company



     By  /s/ Marilyn Froelich


   Name: Marilyn Froelich

   Title:    Vice President



NATIONAL TRAVELERS LIFE COMPANY
By: MIMLIC Asset Management Company



     By  /s/ Marilyn Froelich


   Name: Marilyn Froelich

   Title:    Vice President



FIRST NATIONAL LIFE INSURANCE COMPANY OF AMERICA
By: MIMLIC Asset Management Company



     By  /s/ Marilyn Froelich


   Name: Marilyn Froelich

   Title:    Vice President



GUARANTEE RESERVE LIFE INSURANCE COMPANY
By: MIMLIC Asset Management Company



     By  /s/ Marilyn Froelich


   Name: Marilyn Froelich

   Title:    Vice President


FIRST COLONY LIFE INSURANCE COMPANY


     By  /s/ George D. Vermilya, Jr.

   Name: George D. Vermilya, Jr.

   Title:    Associate Vice President



AMERICAN UNITED LIFE INSURANCE COMPANY



     By  /s/ Kent R. Adams

   Name: Kent R. Adams

   Title:    Vice President



THE STATE LIFE INSURANCE COMPANY



     By  /s/ Kent R. Adams

   Name: Kent R. Adams

   Title:    Vice President



AMERITAS LIFE INSURANCE COMPANY
By:  Ameritas Investment Advisors, Inc. as agent



     By  /s/ Patrick J. Henry


   Name: Patrick J. Henry

   Title:    Vice President
      Fixed Income Securities





10.1         EMPLOYMENT AGREEMENT WITH
             ROBERT A. GARVEY


   THIS EMPLOYMENT AGREEMENT (the "Agreement"), dated as of January 5, 1996, is by and between Birmingham Steel
Corporation, a Delaware corporation (the "Company"), and
Robert A. Garvey (the "Executive").

   WHEREAS, the Company wishes to employ the Executive, and the Executive wishes to serve the Company, in the capacities and on the terms and conditions set forth in this Agreement;

   NOW, THEREFORE, it is hereby agreed as follows:

   1. Employment. (a) Agreement to Employ. Upon the terms and subject to the conditions of this Agreement, the Company hereby agrees to employ the Executive and the Executive hereby agrees to accept his employment by the Company.

      (b) Employment Period. The Company shall employ the Executive for the period commencing on January 5, 1996 (the "Commencement Date") and ending on the fifth anniversary of the Commencement Date. This Agreement shall be renewable on each anniversary date thereafter for additional periods of one (1) year upon the mutual agreement of the Executive and the Board of Directors of the Company (the "Board"). The period during which the Executive is employed pursuant to this Agreement, including any extension thereof in accordance with this Paragraph 1(b), shall be referred to as the "Employment
Period."

   2.   Duties.  During the Employment Period, the
Executive shall serve as Chairman of the Board and Chief
Executive Officer of the Company, as an employee of the Company and with such duties and responsibilities as are customarily assigned to such positions, and such other duties and responsibilities as may from time to time be assigned to him by the Board. The Executive shall be a member of the Board on the Commencement Date, and the Board shall propose the Executive for re-election to the Board throughout the Employment Period. During the
Employment Period, the Executive shall devote reasonable attention and time during normal business hours to the business and affairs of the Company and shall use the Executive's reasonable best efforts to carry out such responsibilities faithfully and efficiently. The
Executive's services shall be performed primarily at the Company's headquarters in Birmingham, Alabama.

   3.   Compensation and Related Matters.  (a)  Base
Salary. The Executive's compensation during the Employment Period shall be determined by the Board upon the recommendation of the Compensation Committee of the Board, subject to the next sentence. During the Employment Period, the Executive shall receive an annual base salary (the "Base Salary") of $450,000. The Base
Salary shall be payable in accordance with the Company's regular payroll practice for its senior executives, as in effect from time to time.

      (b) Bonus. The Executive shall be eligible, during the Employment Period, to receive cash bonuses as part of the Company's annual bonus plan; provided, however, that the Executive shall receive a cash bonus in the amount of at least $300,000 for each of the 1996 and 1997 fiscal years of the Company if the Executive is employed by the Company pursuant to this Agreement at the end of each respective fiscal year; provided, however, that a cash bonus in excess of $300,000 for either such year shall be paid only in the sole discretion of the Board.

      (c) Special Reimbursement. As soon as practical after the execution of this Agreement, the Company shall reimburse the Executive (i) for the pro rata portion of the Executive's nonvested amount in the profit sharing plan of his immediately former employer, which amount would have vested for the current fiscal year had the Executive completed the year of employment with such former employer, the amount of which pro rata portion is estimated to be approximately $100,000, and (ii) for a pro rata portion of the value of shares of stock in such former employer with respect to which shares the Executive would have vested for the current fiscal year had the Executive completed the year of employment with such former employer, the amount of which pro rata portion is estimated to be approximately $100,000.

      (d)    Monthly Automobile Allowance.  During the
Employment Period, the Executive shall receive a monthly automobile allowance of $550, which shall be payable in accordance with the Company's regular payroll practice for its senior executives, as in effect from time to time. Such amount shall be treated as additional current cash compensation to the Executive, and shall not be subject to increase over the initial amount thereof.

      (e)    Club Dues and Initiation Fee.  During the
Employment Period, the Company shall pay the Executive an amount equal to the monthly dues incurred by the Executive for membership in a country club located in Birmingham, Alabama, which amount shall be paid in accordance with the Company's regular payroll practice for its senior executives, as in effect from time to time. Such amount shall be treated as additional current cash compensation to the Executive, and shall not be subject to increase over the initial amount thereof. In addition, the Company shall reimburse the Executive for the initiation fee of membership in such country club.
In the event the initiation fee includes an equity interest in such country club, the equity interest shall initially be owned by the Company, but shall vest in the Executive after five (5) years of employment hereunder.

      (f)    Restricted Stock Plan.  During the Employment
Period, the Executive shall participate in the restricted stock plan of the Company; provided, that notwithstanding the terms of such plan, the Executive shall receive 50,000 shares of common stock of the Company, of which 10,000 shares shall vest upon the execution of this Agreement and the remaining 40,000 shares shall vest in increments of 8,000 shares upon each anniversary date of this Agreement.

      (g)    Stock Option Plan.  During the Employment
Period, the Executive shall participate in the stock option plan of the Company; provided, that notwithstanding the terms of such plan, (i) the Company shall grant to the Executive options to purchase 100,000 shares of the common stock of the Company, (ii) the option price with respect to such shares shall be the closing price quoted on the New York Stock Exchange on the date of this Agreement, and (iii) one-sixth of such options shall vest on each of the first three anniversary dates of this Agreement, commencing with the first anniversary date, and one fourth of such options shall vest on each of the fourth and fifth anniversary dates of this Agreement.

      (h)    Stock Accumulation Plan.  During the
Employment Period, the Executive shall participate in the stock accumulation plan of the Company; provided, that notwithstanding the terms of such plan, the Executive shall contribute twenty percent (20%) of his Base Salary to the stock accumulation plan.

      (i)    Management Security Plan.  During the
Employment Period, the Executive shall participate in the Management Security Plan of the Company; provided, that notwithstanding the terms of such plan, the retirement benefit to be provided to the Executive thereunder shall be based upon an annual retirement benefit of $225,000. If the Management Security Plan is terminated by the Company, the Company shall provide a similar benefit to the Executive by the purchase of an annuity or otherwise. In addition, the Executive shall be eligible to elect an alternative benefit arrangement in the form of split dollar ownership of the life insurance policy held on his life, pursuant to which his designated beneficiary would receive life insurance proceeds in lieu of monthly death payments.

      (j)    Relocation Expenses.  The Company shall
reimburse the Executive for (i) the amount of sales commission paid on the sale of the Executive's current residence, (ii) the amount of sales commission paid on the purchase of a residence for the Executive in Birmingham, Alabama, and (iii) in accordance with the Company's regular practice for its senior executives, reasonable moving expenses incurred by the Executive in relocating to Birmingham, Alabama.

      (k) Reimbursement of Expenses. During the term of his employment hereunder, the Executive shall be entitled to receive prompt reimbursement for all reasonable expenses incurred by him in performing services hereunder, in accordance with the Company's policies and procedures established for reimbursement of expenses of its senior executives. Such expenses shall be subject to review, from time to time, by the Compensation Committee of the Board.

   4. Termination of Employment. (a) Termination of the Employment Period. Notwithstanding Paragraph 1(b), the Employment Period shall end upon the earliest to occur of (i) a termination of the Executive's employment on account of the Executive's death or Disability, (ii) a Termination for Cause, (iii) a Termination Without
Cause, (iv) a Special Termination, or (v) a Resignation by Executive.

      (b) Benefits Payable Upon Termination. Following the end of the Employment Period pursuant to Paragraph
4(a), the Executive (or, in the event of his death, his surviving spouse, if any, or his estate) shall be paid the type or types of compensation determined to be payable in accordance with the following table at the times established pursuant to Paragraph 4(d):

                   Earned         Vested     Additional     Termination
                   Salary        Benefits     Benefits         Payment
                   ------        --------    ----------     -----------

Termination due
to death or
Disability         Payable       Payable      Available      Not Payable

Termination for
Cause              Payable       Payable    Not Available    Not Payable

Termination                                                     Early
Without Cause      Payable       Payable      Available*     Termination
                                                               Payment
                                                               Payable

Special                                                        Special
Termination        Payable       Payable      Available      Termination
                                                               Payment
                                                               Payable

Resignation by
Executive          Payable       Payable    Not Available    Not Payable




*However, upon a Termination Without Cause during the first year of the Employment Period, the Executive shall not be entitled to an additional year of stock option vesting.



      (c) Resignation by Executive. In the event the Executive resigns, or refuses to perform the duties assigned to him by the Board, prior to the expiration of the Employment Period, the Executive shall be paid his Earned Salary and Vested Benefits, but shall not be entitled to any Additional Benefits, a Special
Termination Payment or an Early Termination Payment.

      (d) Timing of Payments. Earned Salary shall be paid in cash in a single lump sum as soon as practicable, but in no event more than ten (10) days, following the end of the Employment Period. Vested
Benefits shall be payable in accordance with the terms of the plan, policy, practice, program, contract or agreement (including, without limitation, the extension of the exercise period of options under the Equity
Documents (as defined below) following a termination due to death or disability) under which such benefits have been awarded or accrued except as otherwise expressly modified by this Agreement. Additional benefits shall be provided or made available at the times specified below as to each such Additional Benefit.

      (e)    Definitions.  For purposes of Paragraphs 4 and
5, capitalized terms have the following meanings:

   "Additional Benefits" consists of the following rights and benefits:

   (i) the Executive (or, in the event of the Executive's death during such period, the Executive's beneficiary or estate) shall have the right to exercise any outstanding options to purchase shares of Common
Stock of the Company then exercisable by the Executive or which would become exercisable in accordance with the applicable option agreement and the applicable entity incentive plan of the Company (such agreements and plans referred to collectively as the "Equity Documents") for a period of one year after the Executive's termination of employment (or, if less, until the end of the stated term of the option);

   (ii) except as otherwise provided below, the Executive (and, to the extent applicable, his dependents) will be entitled to continue participation in all of the Company's pension and welfare benefit plans (the "Benefit Plans"), excluding any defined contribution plans, until the first anniversary of the Executive's termination of employment (the "End Date");
provided that the Executive's participation in the Company's welfare benefit plans shall cease on any earlier date that the Executive becomes eligible for comparable welfare benefits from a subsequent employer.
To the extent any such benefits cannot be provided under the terms of the applicable plan, policy or program, the Company shall provide a comparable benefit under another plan or from the Company's general assets. The
Executive's participation in the Benefit Plans will be on the same terms and conditions that would have applied had the Executive continued to be employed by the Company through the End Date, except that the Executive shall cease to accrue all service for purposes of determining his entitlement to, and the amount of, his pension benefits upon the Executive's commencement of receipt of benefits under any of the Company's pension plans. Except as expressly provided above, the Executive's vested right to benefits under the Benefit
Plans and the amount of such benefits shall be determined based on the Executive's age and service as though he had been employed with the Company through the End Date; and

   (iii) for purposes of the Benefit Plans and the Equity Documents, the Executive will be deemed to have terminated employment under mutually satisfactory conditions.

   "Disability" shall be deemed the reason for the termination of the Executive's employment, if, as a result of the Executive's incapacity due to physical or mental illness, the Executive shall have been absent from the full-time performance of the Executive's duties with the Company for a period of six (6) consecutive months, the Company shall have given the Executive a notice of termination for Disability, and, within thirty
(30) days after such notice is given, the Executive shall not have returned to the full-time performance of the Executive's duties.

   "Early Termination Payment" means a payment in cash within ten (10) days of the Executive's Termination
Without Cause during the first five (5) year term of the Agreement in an amount equal to $2,250,000 less the amount of Base Salary paid to the Executive prior to the date of such termination.



   "Earned Salary" means any Base Salary earned, but unpaid, for services rendered to the Company on or prior to the date on which the Employment Period ends pursuant to Paragraph 4(a).

   "Special Termination" means the discharge of the Executive by the Company other than in a Termination for Cause or as a part of a general reduction in management if (i) such termination occurs after any person, within twelve (12) months after the date of this Agreement, becomes the beneficial owner of securities of the Company having at least twenty percent (20%) of the voting power of the Company's then outstanding securities (a "Controlling Person") and (ii) within the 24-month period after a person becomes a Controlling
Person, the persons who were directors of the Company immediately before the beginning of such 24-month period shall, on account of the vote of the Controlling Person or pursuant to an agreement between the Company and the Controlling Person, cease to constitute at least a majority of the Board or the board of a successor to the Company. Upon a Special Termination, the Executive shall be entitled to receive a "Special Termination Payment" in cash within ten (10) days of his discharge, in an amount equal to $2,250,000 less the amount of Base
Salary paid to the Executive prior to the date of such discharge.

   "Termination for Cause" means a termination of the Executive's employment by the Company due to (i) the Executive's conviction of a felony or (ii) the Executive's (A) refusal to perform the duties assigned to him by the Board or failure to carry out any directive of the Board, (B) willful fraud against the Company or failure to conduct himself in an ethical manner, or (C) material breach of any provision of this Agreement which has had (or is expected to have) a material adverse effect on the business of the Company or its subsidiaries. The Executive shall be permitted to respond and defend himself before the Board within thirty (30) days after delivery to the Executive of written notification of any proposed Termination for Cause which specifies in detail the reasons for such termination. If the majority of the members of the Board (excluding the Executive) do not confirm that the Company had grounds for a "Cause" termination within thirty (30) days after the Executive has had his hearing before the Board, the Executive shall have the option of treating his employment as not having terminated or as having been terminated pursuant to a Termination Without
Cause.

   "Termination Without Cause" means any termination of the Executive's employment by the Company other than a Termination for Cause or a Special Termination. Neither the Executive's death nor Disability shall give rise to a Termination Without Cause

   "Vested Benefits" means amounts which are vested or which the Executive is otherwise entitled to receive under the terms of or in accordance with any plan, policy, practice or program of, or any contract or agreement with, the Company or any of its subsidiaries, at or subsequent to the date of his termination without regard to the performance by the Executive or further services or the resolution of a contingency.

      (f) Nondeductibility of Payments. Notwithstanding anything to the contrary contained herein, any amounts payable to the Executive pursuant to this Paragraph 4 that, if paid when otherwise provided under this Paragraph 4, would be nondeductible by the Company under
Section 162(m) of the Internal Revenue Code of 1986, as amended, shall be paid to the Executive, or his estate in the event of his death, on April 1 of the next following taxable year, together with simple interest thereon at the 90-day United States Treasury Bill rate as in effect from time to time during such period of deferral.

      (g) Full Discharge of Company Obligations. Except as expressly provided in the last sentence of this Paragraph 4(g), the amounts payable to the Executive pursuant to this Paragraph 4 following termination of his employment (including amounts payable with respect to Vested Benefits) shall be in full and complete satisfaction of the Executive's rights under this Agreement and any other claims he may have in respect of his employment by the Company or any of its subsidiaries. Such amounts shall constitute liquidated damages with respect to any and all such rights and claims and, upon the Executive's receipt of such amounts, the Company shall be released and discharged from any and all liability to the Executive in connection with this Agreement or otherwise in connection with the Executive's employment with the Company and its subsidiaries. Nothing in this Paragraph
4(g) shall be construed to release the Company from its commitment to indemnify the Executive and hold the Executive harmless from and against any claim, loss or cause of action arising from or out of the Executive's performance as an officer, director or employee of the Company or any of its subsidiaries or in any other capacity, including any fiduciary capacity, in which the Executive served at the request of the Company to the maximum extent permitted by applicable law and the Governing Documents.

   5. Noncompetition and Confidentiality. By and in consideration of the salary and benefits to be provided by the Company hereunder, the Executive agrees that:

      (a) Noncompetition. During the Employment Period and during (i) the two year period following termination of the Executive's employment, other than a Termination
Without Cause, and (ii) the one year period following termination of the Executive's employment by the Company in a Termination Without Cause (in either event, the "Restriction Period"), the Executive shall not become associated with any entity, whether as a principal, partner, employee, agent, consultant, shareholder (other than as a holder, or a member of a group which is a holder, of not in excess of one percent (1%) of the outstanding voting shares of any publicly traded company) or in any other relationship or capacity, that is actively engaged in any geographic area in any business which is in competition with the business of the Company.

      (b)    Confidentiality. Unless specifically
authorized to do so, except to the extent required by an order of a court having competent jurisdiction or under subpoena from an appropriate government agency, the Executive shall not disclose any trade secrets, customer lists, drawings, designs, information regarding product development, marketing plans, sales plans, manufacturing plans, management organization information (including data and policies or manuals, business plans, financial records, packaging design or other financial, commercial, business or technical information relating to the Company or any of its subsidiaries or information designated as confidential or proprietary that the Company or any of its subsidiaries may receive belonging to suppliers, customers or others who do business with the Company or any of its subsidiaries (collectively, "Confidential Information") to any third person unless such Confidential Information has been previously disclosed to the public by the Company or is in the public domain (other than by reason of the Executive's breach of this Paragraph 5(b)).

      (c)    Nonsolicitation of Employees.  During the
Employment Period and the Restriction Period, the
Executive shall not directly or indirectly solicit, encourage or induce any employee of the Company or any of its subsidiaries to terminate employment with such entity, and shall not directly or indirectly, either individually or as owner, agent, employee, consultant or otherwise, employ or offer employment to any person who is or was employed by the Company or a subsidiary thereof unless such person shall have ceased to be employed by such entity for a period of at least six months.

      (d)    Company Property.  Except as expressly
provided herein, promptly following the Executive's termination of employment, the Executive shall return to the Company all property of the Company, and all copies thereof in the Executive's possession or under his control.

      (e)    Injunctive Relief and Other Remedies with
Respect to Covenants. The Executive acknowledges and agrees that the covenants and obligations of the Executive with respect to noncompetition, nonsolicitation, confidentiality and Company property, relate to special, unique and extraordinary matters and that a violation of any of the terms of such covenants and obligations will cause the Company irreparable injury for which adequate remedies are not available at law. Therefore, the Executive agrees that the Company shall (i) be entitled to an injunction, restraining order or such other equitable relief (without the requirement to post bond) restraining the Executive from committing any violation of the covenants and obligations contained in this Paragraph 5 and (ii) have no further obligation to make any payments to the Executive hereunder following any material violation of the covenants and obligations contained in this Paragraph 5. These remedies are cumulative and are in addition to any other rights and remedies the Company may have at law or in equity. In connection with the foregoing provisions of this Paragraph 5, the Executive represents that his economic means and circumstances are such that such provisions will not prevent him from providing for himself and his family on a basis satisfactory to him.

   6.   Miscellaneous.  (a)  Survival.  Paragraphs 4
(relating to early termination), 5 (relating to noncompetition, nonsolicitation and confidentiality),
6(b) (relating to arbitration), and 6(m) (relating to governing law) shall survive the termination hereof.

      (b) Arbitration. Any dispute or controversy arising under or in connection with this Agreement shall be resolved by binding arbitration. The arbitration shall be held in the city of Birmingham, Alabama and except to the extent inconsistent with this Agreement, shall be conducted in accordance with the Voluntary
Labor Arbitration Rules of the American Arbitration
Association then in effective at the time of the arbitration, and otherwise in accordance with principles which would be applied by a court of law or equity. The arbitrator shall be acceptable to both the Company and the Executive. If the parties cannot agree on an acceptable arbitrator, the dispute shall be heard by a panel of three arbitrators one appointed by each of the parties and the third appointed by the other two arbitrators.

      (c) Binding Effect. This Agreement shall be binding on, and shall inure to the benefit of, the Company and any person or entity that succeeds to the interest of the Company (regardless of whether such succession does or does not occur by operation of law) by reason of the sale of all or a portion of the Company's stock, a merger, consolidation or reorganization involving the Company, or unless the Company otherwise elects in writing, a sale of the assets of the business of the Company (or portion thereof) in which the Executive performs a majority of his services. This Agreement shall also inure to the benefit of the Executive's heirs, executors, administrators and legal representatives.

      (d)    Assignment.  Except as provided under
Paragraph 6(c), neither this Agreement nor any of the rights or obligations hereunder shall be assigned or delegated by any party hereto without the prior written consent of the other party.

      (e) Entire Agreement. This Agreement constitutes the entire agreement between the parties hereto with respect to the matters referred to herein. No other agreement relating to the terms of the Executive's employment by the Company, oral or otherwise, shall be binding between the parties unless it is in writing and signed by the party against whom enforcement is sought.
There are no promises, representations, inducements or statements between the parties other than those that are expressly contained herein. The Executive acknowledges that he is entering into this Agreement of his own free will and accord, and with no duress, that he has read this Agreement and that he understands it and its legal consequences.

      *<a    Severability; Reformation.  In the event that
one or more of the provisions of this Agreement shall become invalid, illegal or unenforceable in any respect, the validity, legality and enforceability of the remaining provisions contained herein shall not be affected thereby. In the event that any of the provisions of Paragraph 5(a) or (b) is not enforceable in accordance with its terms, the Executive and the Company agree that such Paragraph shall be reformed to make such Paragraph enforceable in a manner which provides the Company the maximum rights permitted.

      (g) Waiver. Waiver by any party hereto of any breach or default by the other party of any of the terms of this Agreement shall not operate as a waiver of any other breach or default, whether similar to or different from the breach or default waived. No waiver of any provision of this Agreement shall be implied from any course of dealing between the parties hereto or from any failure by either party hereto to assert its or his rights hereunder on any occasion or series of occasions.

      (h) Notices. Any notice required or desired to be delivered under this Agreement shall be in writing and shall be delivered personally, by courier service, by registered mail, return receipt requested, or by telecopy and shall be effective upon actual receipt by the party to which such notice shall be directed, and shall be addressed as follows (or to such other address as the party entitled to notice shall hereafter designate in accordance with the terms hereof):

   If to the Company:
             Birmingham Steel Corporation
             1000 Urban Center Drive, Suite 300
             Birmingham, Alabama   35242
             Attention:Chairman of the Executive
             Committee
             [or, if the Executive is serving as such, to the Chairman of the Compensation Committee]

   with a copy to:


             Attention:

   If to the Executive:

   The home address of the Executive noted on the records of the Company.

      (i)    Amendments.  This Agreement may not be
altered, modified or amended except by a written instrument signed by each of the parties hereto.

      (j) Headings. Headings to paragraphs in this Agreement are for the convenience of the parties only and are not intended to be part of or to affect the meaning or interpretation hereof.

      (k) Counterparts. This Agreement may be executed in counterparts, each of which shall be deemed an original but all of which together shall constitute one and the same instrument.

      (l) Withholding. Any payments provided for herein shall be reduced by any amounts required to be withheld by the Company from time to time under applicable
Federal, State or local income or employment tax laws or similar statutes or other provisions of law then in effect.

      (m)    Governing Law.  This Agreement shall be
governed by the laws of the State of Alabama, without reference to principles of conflicts or choice of law under which the law of any other jurisdiction would apply.


   IN WITNESS WHEREOF, the Company has caused this Agreement to be executed by its duly authorized officer and the Executive has hereunto set his hand as of the day and year first above written.

WITNESS:                 BIRMINGHAM STEEL CORPORATION


/s/ William R. Lucas     By:  /s/ James A. Todd
----------------------   ----------------------------
Name: William R. Lucas   Name:    James A. Todd
                         Its: Chairman & Chief
                         Executive Officer


WITNESS:                 EXECUTIVE


/s/ James V. Roth        By:  /s/ Robert A. Garvey
-------------------      ----------------------------
Name: James V. Roth      Name:    Robert A. Garvey






Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             Birmingham Steel
                             Corporation



February 12, 1996            Robert A. Garvey
                             ----------------
                             Robert A. Garvey
                             Chairman, Chief
                             Executive Officer




February 12, 1996            John M. Casey
                             ------------------
                             John M. Casey
                             Vice President,
                             Chief Financial
                             Officer