Form 10-Q
period 1996-03-31
BIRMINGHAM STEEL CORP
filed 1996-05-14
CIK 779334

- --------------------------------------------------------
- --------------------------------------------------------
                     UNITED STATES
          SECURITIES AND EXCHANGE COMMISSION
               Washington, D. C.  20549

                       FORM 10-Q

(Mark One)
/X/   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1996

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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 28,611,665 shares of Common
Stock, Par Value $.01 Outstanding at May 10, 1996

- --------------------------------------------------------

BIRMINGHAM STEEL CORPORATION
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT NUMBER OF SHARES)



ASSETS                               March 31, 1996   June 30, 1995
                                       (Unaudited)      (Audited)
                                    ---------------- ---------------

Current Assets:
  Cash and cash equivalents         $    20,980       $   4,311
  Accounts receivable, net of
  allowance for doubtful accounts
  of $1,695 at March 31, 1996;
  $1,368 at June 30, 1995               101,704         110,883
Inventories                             206,930         173,053
Prepaid expenses                          2,725           1,154
Other                                    17,570          13,595
                                        -------         -------
  Total current assets                  349,909         302,996


Property, plant and equipment
  (including property and equip-
  ment, net, held for disposition
  of $18,294 and $27,655 at
  March 31, 1996 and June 30,
  1995, respectively):
  Land and buildings                    121,741         117,835
  Machinery and equipment               366,637         350,275
  Construction in progress              142,907          53,932
                                        -------         -------
                                        631,285         522,042
Less accumulated depreciation          (125,067)       (110,385)
                                        -------         -------
Net property, plant and equipment       506,218         411,657

Excess of cost over net
  assets acquired                        41,180          32,338
Other assets                             17,067           9,813
                                        -------         -------
   Total assets                     $   914,374       $ 756,804
                                        =======         =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable                     $         -       $   8,020
  Accounts payable                       67,662          63,082
  Accrued operating expenses              6,026           4,137
  Accrued payroll expenses                5,834           8,791
  Income taxes payable                      204             583
  Other accrued liabilities              24,526          11,482
                                        -------         -------
   Total current liabilities            104,252          96,095

Deferred income taxes                    49,745          53,265

Deferred compensation                     5,633           5,225

Long-term debt less current portion     307,500         142,500

Commitments and contingencies                 -               -

Stockholders' equity:
  Preferred stock, par value $.01;
    authorized 5,000,000 shares               -               -
  Common stock, par value $.01;
    authorized: 75,000,000 shares;
    issued and outstanding: 29,684,261
    at March 31, 1996 and 29,594,286
    at June 30, 1995                        297             296
  Additional paid-in capital            331,555         330,490
  Treasury stock, 1,074,738 and
    1,098,356 shares at March 31, 1996
     and June 30, 1995, respectively,
    at cost                             (21,233)        (21,909)
  Unearned compensation                  (2,627)         (2,537)
  Retained earnings                     139,252         153,379
                                        -------         -------
     Total stockholders' equity         447,244         459,719
                                        -------         -------
Total liabilities and stockholders'
    equity                            $ 914,374       $ 756,804
                                      =========       =========

                              See accompanying notes.
- --------------------------------------------------------
- --------------------------------------------------------

BIRMINGHAM STEEL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(IN THOUSANDS, EXCEPT PER SHARE DATA; UNAUDITED)


                                Three months              Nine months
                               ended March 31,           ended March 31,
                         -------------------------  ------------------------
                             1996          1995        1996          1995
                         -----------    ----------  ----------    ----------

Net Sales                  $197,057       $236,900    $601,707      $660,739

Cost of sales:
  Other than depreciation
    and amortization        182,109        194,186     527,844       537,775
  Depreciation and
    amortization              8,766          8,205      25,068        24,186
                           --------       --------    --------      --------
  Gross profit (loss)         6,182         34,509      48,795        98,778

Provision for loss on
  mill modernization program
  and unusual items          16,309              -      21,425         1,325
Selling, general and
  administrative              9,634         10,857      29,300        29,309
Interest                      3,673          2,342       9,037         6,872
                           --------       --------    --------      --------
                            (23,434)        21,310     (10,967)       61,272

Other income, net               291          1,270       2,925         3,134
                           --------       --------    --------      --------
Income (loss) before
  income taxes              (23,143)        22,580      (8,042)       64,406

Provision for (benefit from)
  income taxes               (8,746)         9,316       (2,479)      26,568
                           --------       --------     --------     --------
Net income (loss)          $(14,397)      $ 13,264     $ (5,563)    $ 37,838
                           ========       ========     ========     ========

Weighted average shares
  outstanding                28,598         29,283       28,552       29,380
                           ========       ========     ========     ========

Earnings (loss) per share  $  (0.50)      $   0.45     $  (0.19)    $   1.29
                           ========       ========     ========     ========
Dividends declared per
  share                    $   0.10       $   0.10     $   0.30     $   0.30
                           ========       ========     ========     ========


                               See accompanying notes.






BIRMINGHAM STEEL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)






                              Nine months ended
                                   March 31,
                            -----------------------
                                1996       1995
                            (unaudited) (unaudited)
                            ----------- -----------

CASH FLOWS FROM OPERATING
  ACTIVITIES:

  Net income (loss)         $ (5,563)   $  37,838

  Adjustments to reconcile
  net income to net cash
  provided by operating
  activities:
    Depreciation and
     amortization             25,068       24,186
    Provision for doubtful
     accounts receivable         403        1,023
    Deferred income taxes     (3,672)       5,770
    Provision for loss on
     mill modernization
     program and unusual
     items                    21,425        1,325
       Other                   2,820        1,929

Changes in operating assets
   and liabilities, net
   of effects from business
   acquisition:
  Accounts receivable          8,711       (3,955)
  Inventories                (33,877)     (34,874)
  Prepaid expenses            (1,571)      (2,538)
  Other current assets        (4,077)          (1)
  Accounts payable             2,829       15,116
  Income taxes payable          (379)        (435)
  Other accrued liabilities    8,191        2,481
  Deferred compensation          408          582
                            ---------   ---------

  Net cash provided by
   operating activities       20,716       48,447

CASH FLOWS FROM INVESTING
   ACTIVITIES:
  Additions to property,
    plant and equipment     (129,522)     (47,589)
  Payments for business
    acquisitions             (10,532)     (11,374)
Net proceeds from sale of
    of mine roof bolt
    business unit                  -       15,802
Proceeds from disposal
    of property, plant
    and equipment                191           90
  Investment in scrap
    subsidiary                (5,089)           -
  Additions to other
    non-current assets       (16,552)      (2,056)
  Reductions in other
    non-current assets         9,517          260
                            --------    ---------
Net cash used in
    investing activities    (151,987)     (44,867)

CASH FLOWS FROM FINANCING
   ACTIVITIES:
  Net short-term borrowings
    and repayments            (8,020)           -
  Proceeds from issuance of
    long-term debt           165,000            -
  Proceeds from issuance of
    common stock                  64          214
  Purchase of treasury
    stock                       (540)     (17,608)
  Cash dividends paid         (8,564)      (8,834)
                            ---------   ---------
Net cash provided by
  (used in)
  financing
  activities                  147,940     (26,228)
                            ---------   ---------
Net increase (decrease)
  in cash and cash
  equivalents                  16,669     (22,648)

Cash and cash equivalents
  at:
  Beginning of period           4,311      28,916
                            ---------   ---------
  End of period              $ 20,980   $   6,268
                            =========   =========

Supplemental cash flow
  disclosures:
  Cash paid during the
    period for:
     Interest (net of
      amounts
      capitalized)          $  3,820     $  4,321
     Income taxes           $  5,545     $ 21,874

                See accompanying notes.


             BIRMINGHAM STEEL CORPORATION
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                MARCH 31, 1996 AND 1995

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

   On August 8, 1995, the Company purchased certain assets of Western Steel Limited, a subsidiary of IPSCO
Inc. located in Calgary, Alberta, Canada for a purchase price of approximately $10,532,000. On December 13,
1995, Birmingham Recycling Investment Company, LLC, a wholly owned subsidiary of the Company, completed a related transaction when it purchased the stock of Richmond Steel Recycling Limited, a scrap processing facility and subsidiary of Western Steel Limited, located in Richmond, British Columbia, Canada. The
Company has signed a letter of intent to enter into a joint venture with Simsmetal Ltd. (SIMS) whereby SIMS would manage the operations of the Richmond facility.



 3.   Business Disposition

   On March 12, 1995, the Company sold its mine roof bolt business unit for $21,500,000, less costs approximating $1,758,000. In connection with the sale, the Company entered into a five-year supply agreement to provide purchaser the majority of its steel requirements.


  4.  Inventories

   Inventories were valued as summarized in the following table (in thousands):

                                  March 31    June 30
                                    1996       1995
                                  ----------- ---------

   At lower of cost or market:
     Raw materials and mill
       supplies                   $ 38,927    $ 45,074
     Work-in-progress               90,818      51,516
     Finished goods                 77,185      76,463
                                  --------    --------
                                  $206,930    $173,053
                                  ========    ========

 5.   Borrowing Arrangements

   Under line of credit arrangements for short-term borrowings with four banks, the Company may borrow up to $185,000,000 with interest at market rates mutually agreed upon by the Company and the banks. One of these lines of credit supports a bankers' acceptance and commercial paper program. The full line of credit was available under these facilities at March 31, 1996.

   On September 1, 1995, American Steel & Wire
Corporation (ASW), a wholly-owned subsidiary of the Company, issued $15,000,000 in Solid Waste Disposal
Revenue Bonds under the authority of the Ohio Water
Development Authority. The bonds have a term of thirty years at a variable market interest rate. The proceeds of the bonds have been used to construct a waste water treatment facility at the Company's new bar mill project located in Cleveland, Ohio.

   On September 29, 1995, the Company completed a
$150,000,000 private placement of senior notes. The notes are unsecured and primarily consist of maturities ranging from seven to ten years and a weighted average interest rate of 7.05 percent. The proceeds of the debt issue, which were drawn down on December 15, 1995, will be utilized primarily to fund the current requirements of the Company's multi-year capital expenditure program.


 6.   Contingencies

      Environmental

   The Company is subject to federal, state and local environmental laws and regulations concerning, among other matters, waste water effluents, air emissions and furnace dust disposal.

   The Company has been advised by the Virginia
Department of Waste Management of certain conditions involving the disposal of hazardous materials at the Company's idle Norfolk, Virginia facility which existed prior to the Company's acquisition of the facility. The
Company has also been notified by the department of Toxic Substances Control of the Environmental Protection
Agency of the State of California of certain environmental conditions regarding its idle property in Emeryville, California. The Company is performing environmental assessments of these sites and developing work plans for remediation of the properties for approval by the applicable regulatory agencies.

   As part of its ongoing environmental compliance and monitoring programs, the Company is voluntarily developing work plans for environmental conditions involving certain of its operating facilities and other properties which are held for sale. Based upon the Company's study of the known conditions and its prior experience in investigating and correcting environmental conditions, the Company estimates that the potential costs of these site restoration and remediation efforts may range from $3,050,000 to $4,650,000. Approximately
$2,772,000 of these costs is recorded in accrued liabilities at March 31, 1996. The remaining costs principally consist of site restoration and environmental exit costs to ready the idle facilities for sale, and have been considered in determining whether the carrying amounts of the properties exceed their net realizable values. These expenditures are expected to be made in the next one to two years, if the necessary regulatory agency approvals of the Company's work plans are obtained. Though the Company believes it has adequately provided for the cost of all known environmental conditions, the applicable regulatory agencies could insist upon different and more costly remediative measures than those the Company believes are adequate or required by existing law. Otherwise, the Company believes that it is currently in compliance with all known material and applicable environmental regulations.

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

 7.   Disposition of Idle Facilities

   In Fiscal 1995, the Company entered into an agreement to sell the real property at its idle facility in Ballard, Washington. In December, 1995, the Company incurred a write-off of $2,055,000, which is included in the provision for loss on mill modernization program, related to the equipment at the Ballard facility after termination of the sales contract on the equipment. In
August, 1995, the Company completed the exchange of the idle Kent, Washington facility and other property at the Seattle, Washington steel-making facility with the Port of Seattle for property owned by the Port which will be used in the Company's Seattle operations. No gain or loss was recognized as a result of the land swap transaction.

 8. Provision for Loss on Mill Modernization Program and Other Unusual Items

   For the nine months ended March 31, 1996, the Company
incurred charges for (1) write-down of equipment which
will be removed from service as part of the Company's
modernization and capital development program, (2) pre-
operating/start-up expenses for the new melt shop in
Seattle, the new bar mill in Cleveland and the new
melting facility in Memphis, and (3) charges for other
unusual items.  The amounts included in the provision
for loss on mill modernization program and unusual items
in the accompanying financial statements are as follows
(in thousands):
                            Three months   Nine months
                           ended March 31 ended March 31
                                1996           1996
                           -------------- --------------

 Equipment write-downs         $ 4,525       $ 6,580
 Pre-operating/startup
  expenses                       4,335         5,641
 Restructuring of EDS
  contract                       4,522         4,522
 Legal/property cleanup
  reserves                       2,350         2,350
 Severance/reorganization
  costs                              -         1,395
 Other                             577           937
                               -------       -------
  Total                        $16,309       $21,425
                               =======       =======

   The Company also incurred charges for other items relating to adjustments for sales and use tax audits, reserves for inventory adjustments, reserves for legal issues and other items amounting to $5,580,000 and $6,585,000 for the three months and nine months ended
March 31, 1996, respectively. These charges were principally included in cost of sales or selling, general and administrative expenses.

9.    Subsequent Events

  On April 16, 1996, the Company entered into a ten year contract with Electronic Data Systems (EDS), an information technology and consulting firm. Under the agreement, EDS will provide information technology services to the Company. The contract supercedes the prior agreement between the Company and EDS.
Commitments under the contract will not have a material impact on the Company's financial results.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


For the third quarter of fiscal 1996, the Company reported a loss of $14,397,000 or $.50 per share, compared with earnings of $13,264,000 or $.45 per share in the third period of fiscal 1995. Third quarter results reflected pre-tax charges for mill modernization, unusual items and other charges of approximately $21,889,000 or $.46 per share after tax.
Third quarter steel shipments were 589,000 tons, compared with 596,000 tons shipped a year ago. Net sales for the third quarter were $197,057,000, down 17 percent from $236,900,000 for the same period last year.

For the nine months ended March 31, 1996 the Company reported a loss of $5,563,000 or $.19 per share, compared with earnings of $37,838,000 or $1.29 per share for the same period last year. Year-to-date earnings reflected pre-tax charges for mill modernization, unusual items and other charges of approximately
$28,010,000 or $.59 per share after tax. Steel shipments for the nine month period were 1,720,000 tons, a 2 percent decline from 1,755,000 tons for the same period of 1995. Net sales were $601,707,000 for the first nine months compared with $660,739,000 in the same period a year ago.

Net Sales

Third quarter rebar/merchant shipments increased 8 percent from 413,000 tons last year to 445,000 tons.
Shipment of lower margin semi-finished steel billets account for 8 percent of total rebar/merchant shipments in the third quarter and 5 percent for the same period a year ago. Average selling prices declined to $286 per ton, a 3 percent drop from the immediately preceding quarter and an 11 percent decline compared to the same period last year. Net sales for the third quarter declined approximately 17 percent from the prior year primarily due to the decline in selling prices. The
Company believes that based upon current market conditions steel rebar/merchant selling prices are expected to increase moderately in the near term.

Third quarter shipments of the Company's rod & wire products fell 21 percent from 182,000 tons in the prior year to 144,000 tons. The decrease is primarily due to reduced demand in the automotive sectors and a decline in production levels due to production outages and a reallocation of employees to the new bar mill. Average rod selling prices remained essentially flat compared with the immediately preceding quarter and the same period a year ago.

Cost of Sales

As a percentage of sales, cost of sales (other than depreciation and amortization) rose to 92.4% of sales compared with 82.0% in the third quarter last year. The increase resulted from lower rebar/merchant average selling prices, a $4,533,000 charge for inventory and property cleanup reserves at the Company's operating facilities, elevated cost of FIFO inventories charged to cost of sales during the quarter due to continuing production curtailments at the Company's rebar/merchant facilities and an increase in the cost of purchased billets at the Company's Rod and Wire facilities.

For the nine months ended March 31, 1996, cost of sales as a percentage of net sales increased to 87.7% compared with 81.4% in the third quarter last year primarily due to the reasons stated above.

Rebar/merchant conversion costs were $126 per ton for the three months ended March 31, 1996, a 5 percent increase from the same period last year but essentially unchanged from the immediately preceding quarter.
Increased conversion costs resulted primarily from production outages for the installation of new equipment, planned production curtailments to reduce surplus inventory levels and utility interruptions due to severe weather.

For the three months ended March 31, 1996, the Company's scrap raw material cost was $137 per ton, down $5 per ton for the same period last year and unchanged from the second quarter. The Company believes that based upon current market conditions scrap prices are expected to remain relatively stable in the near term.

Raw material billet cost at the Company's American Steel and Wire subsidiary (ASW) was $343 per ton in the third quarter, up $17 per ton from $326 a year ago. The
Company broke ground in March 1996 on its high quality steel melting facility in Memphis, Tennessee, which is scheduled to provide approximately 1 million tons of ASW's high quality billet needs. The capital cost of this facility will be approximately $200 million.
Tentative start-up of the facility is scheduled for the second half of calendar 1997.

Provision for Loss on Mill Modernization Program and
Unusual Items

For the three months and nine months ended March 31, 1996 the provision for loss on mill modernization program and unusual items amounted to $16,309,000 and $21,425,000, respectively. The charges result from the write-down of equipment which will be removed from service as a result of the Company's modernization and capital development program; startup/pre-operating costs for the new bar mill at the Company's Cleveland, Ohio facility, the high quality melting facility in Memphis, Tennessee, and the new melt shop in Seattle, Washington;
the restructuring of the information technology contract with Electronic Data Systems; severance expenses related to corporate and plant level reorganization; and reserves for legal and property cleanup issues at the Company's idled Emeryville, California, Norfolk,
Virginia and Prichard, Alabama facilities.

Other charges for the three months and nine months ended
March 31, 1996 included in other line items in the consolidated statements of income (loss) amounted to $5,580,000 and $6,585,000, respectively. These charges primarily relate to the $4,533,000 charge discussed under the caption "Cost of Sales" and charges arising from sales and use tax audits.

Selling, General and Administrative Expenses ("SG&A")

SG&A decreased 11 percent in the third quarter to $9,634,000 from $10,857,000 reported in the third quarter last year. As a percentage of net sales, third quarter SG&A were 4.9 percent, compared with 5 percent last year. The change in SG&A resulted from decreased costs associated primarily with salaries, benefits and the provision for bad debts partially offset by increased costs associated with the Company's previous contract with Electronic Data Systems (see Note 9 to
Consolidated Financial Statements).

For the nine months ended March 31, 1996, SG&A were $29,300,000, essentially unchanged from $29,309,000 reported in the same period last year. As a percentage of net sales, year-to-date SG&A were 4.9 percent, compared with 4.4 percent last year.

Interest Expense

Interest expense increased to $3,673,000 in the third quarter compared with $2,342,000 reported for the same period last year, primarily due to the funding in mid-
December of the Company's $150 million private placement bearing an average interest rate of 7.05 percent. In the third quarter, the Company capitalized approximately
$1,661,000 in interest related to construction projects, compared with approximately $557,000 in the same period last year.

For the nine months ended March 31, 1996, interest expense increased to $9,037,000, compared with $6,872,000 in the prior year primarily due to the funding of the $150 million private placement funding as stated above and increased debt levels on the Company's short term lines of credit during the first half of the year. The increase was partially offset by the increased level of capitalized interest on construction projects in the amount of approximately $3,794,000 for the nine month period, compared with approximately $1,329,000 in the same period last year.

Income Taxes

The effective income tax rate for the nine months ended
March 31, 1996 was 30.8% compared to 41.3% for the prior year period. The decline in the effective income tax rate is due to a decline in earnings of the Company.

Liquidity and Capital Resources

Operating Activities:

For the first nine months of fiscal 1996, cash provided by operating activities was $20.7 million, compared with $48.4 million reported last year. The reduction in cash flow was essentially due to a decrease in net income partially offset by a decline in accounts receivable and the provision for loss on mill modernization program and unusual items referred to above. The decline in accounts receivable resulted primarily from lower sales, caused by lower selling prices, during the year compared to the prior period.

Investing Activities:

Net cash used in investing activities was $152.0 million, compared with $44.9 million last year. Capital spending increased significantly during fiscal 1996, as the Company proceeds with its multi-year capital development program. Current major projects include the melt shop furnace at the Seattle mill which was completed in the first quarter and the $112 million bar mill at the Company's Cleveland, Ohio facility which is scheduled for start-up in the fourth quarter. In the second quarter, the Company completed the purchase of certain assets of Western Steel Limited located in Calgary, Alberta, Canada and the stock of Richmond Steel
Recycling Limited (a subsidiary of Western Steel
Limited) located in Richmond, British Columbia, Canada
(see Note 2 to Consolidated Financial Statements).

Financing Activities:

Net cash provided by financing activities was $147.9 million in the first nine months, compared with net cash used in financing activities of $26.2 million last year.
During the period the Company completed a $15 million, 30 year tax-free bond financing at ASW and issued $150 million senior debt notes, using a portion of the proceeds to pay down the short-term lines of credit.
Also, the Company purchased approximately 33,000 shares of its stock in the open market during the first nine months of the year.

Working Capital:

Working capital at the end of the third quarter increased to $245.7 million, compared with $206.9 million at the end of fiscal 1995. The increase in working capital was essentially due to an increase in inventory levels compared to the prior period and the excess of proceeds from long-term debt received during fiscal 1996 over the net cash used in investing activities for the acquisition of long-term assets.

Other Comments

On April 16, 1996, the Company declared a regular quarterly cash dividend of $.10 (ten cents) per share which will be paid May 7, 1996 to shareholders of record on April 26, 1996.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is involved in litigation relating to claims arising out of its operations in the normal course of business. Some of these claims against the Company are covered by insurance, although the insurance policies do include deductible amounts. It is the opinion of management that any uninsured or unindemnified liability resulting from existing litigation would not have a material adverse effect on the Company's business or financial position. There can be no assurance that insurance, including product liability insurance, will be available in the future at reasonable rates.

By letter dated October 20, 1992, the Department of
Toxic Substances Control of the Environmental Protection
Agency of the State of California ("DTSC") submitted to Barbary Coast Steel Corporation ("BCSC"), a wholly owned subsidiary of the Company, for its review and comment a proposed Consent Order relating to BCSC's closed steel facility at Emeryville, California. BCSC and DTSC executed the terms of a Consent Order on March 22, 1993.
Pursuant to that Consent Order, BCSC has completed an environmental assessment of the site and has received approval of its proposal for the remediation of the property, subject to any response by DTSC to recent public comment on BCSC's proposed remedial action plan.
The Company believes that the net realizable values of the property less the remediation costs will exceed the carrying amount for the property.

On March 26, 1993, an action entitled IMACC Corporation
v. Warburton, et al. was filed in the U.S. District
Court for the Northern District of California, Case No.
C93-1114-CW, against BCSC and numerous other defendants.
This lawsuit was brought by IMACC Corporation ("IMACC"), the parent of Myers Container Corporation, the lessee of property in Emeryville, California on which an industrial drum and barrel reconditioning facility operated from the 1940's until 1991 (hereinafter, the "IMACC property"). BCSC owns the property immediately south of the IMACC property. IMACC has sued BCSC, Judson Steel Corporation (from whom BCSC purchased the adjacent property in October 1987), the current owners of the IMACC property and other persons and entities alleged to have previously operated the drum recondition facility, under the Comprehensive Environmental
Response, Compensation and Liability Act of 1980
("CERCLA"), 42 U.S.C. SS 9601 -9675 and various state law causes of action, alleging that the defendants contributed to environmental contamination on and under the IMACC property. IMACC has since amended its complaint several times, which now includes a citizen's suit claim for injunctive and other equitable relief under the Resource Conservation and Recovery Act
("RCRA"), 42 U.S.C. SS 6972.

BCSC has interposed numerous affirmative defenses to IMACC's claims. In addition, BCSC has counterclaimed and cross-claimed against IMACC and its predecessors, including Kaiser Steel and Myers Drum Company, alleging that their drum reconditioning operations resulted in contamination of the BCSC property. BCSC has also cross-claimed against Judson Steel Corporation and its corporate parent, alleging that they must indemnify BCSC for any response costs and damages allegedly owed to IMACC. Other parties in the case have brought additional counterclaims and cross-claims against each other, BCSC, and other third parties, including senior executives and shareholders of IMACC and Kaiser Steel Resources.

The parties have exchanged voluminous documents and lists of potential witnesses pursuant to the Court's
Case Management Program. Numerous depositions have been taken in the case, which at present has a June 1, 1996 discovery cut-off date. On February 2, 1996, BCSC and other parties filed motions for summary judgment and/or summary adjudication seeking dismissal of some or all of IMACC's claims. A hearing on those motions was held on March 29, 1996, and it is expected that the Court will soon issue a ruling on the motions. A final pretrial conference is presently set for August 20, 1996, with trial presently set to commence on October 7, 1996.

IMACC alleges that it has sustained current and prospective damages, excluding attorneys' fees, of approximately $4.3 million in connection with the environmental remediation of the IMACC property. Based upon discovery taken to date and laboratory analyses of soil samples, BCSC believes that IMACC's contention that BCSC is responsible for contamination of the IMACC property is without merit.

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

There are no exhibits required to be filed with this report.

No reports on Form 8-K are required to be filed with this report.

Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                     Birmingham Steel
                     Corporation



May 14, 1996                 Robert A. Garvey
                             ----------------
                             Robert A. Garvey
                             Chairman, Chief
                             Executive Officer




May 14, 1996                 John M. Casey
                             ------------------
                             John M. Casey
                             Vice President,
                             Chief Financial
                             Officer