Form 10-K
period 1996-06-30
BIRMINGHAM STEEL CORP
filed 1996-09-20
CIK 779334

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                        FORM 10-K
         (Mark One)

       (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
            For the fiscal year ended June 30, 1996
                                    OR
       ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
            From the transition period from        to
            Commission file number

                            BIRMINGHAM STEEL CORPORATION
              (Exact Name of Registrant as Specified in its Charter)

            Delaware                       13-3213634
     -------------------------------       -----------------
     (State or other jurisdiction of       (I.R.S.Employer
      incorporation or organization)        Identification Number)

         1000 Urban Center Drive, Suite 300
         Birmingham, Alabama                      35242-2516
      ----------------------------------------    ----------
         (Address of principal executive offices)    (Zip Code)

         Registrant's telephone number, including area code
         (205) 970-1200

         Securities Registered pursuant to Section 12 (b) of the Act:

         Name of Each Exchange
         Title of Each Class                               on Which Registered
         -------------------                              --------------------
         Common Stock, par value                           New York Stock
         $0.01 per share                                      Exchange

         Securities Registered pursuant to Section 12 (g) of the Act:

                                      NONE

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

         As of August 27, 1996, 28,624,467 shares of Common Stock of the registrant were outstanding. On such date the aggregate market value of shares (based upon the closing market price of the Company's Common Stock on the New York Stock Exchange on August 27, 1996) held by non-affiliates was $332,721,047. For purposes of this calculation only directors, officers and holders of more than 5% of the Company's Common Stock are deemed to be affiliates.


                       DOCUMENTS INCORPORATED BY REFERENCE


         Portions of the registrant's Proxy Statement dated September 13, 1996 for the 1996 Annual Meeting of Stockholders are incorporated herein by reference in response to items 10 through 13 in Part III of this report.


PART I

ITEM 1. BUSINESS


Birmingham Steel Corporation (the "Company") operates four non-union mini-mills located across the United States that produce primarily steel reinforcing bar ("rebar") and merchant products on a low-cost basis. The Company also specializes in manufacturing high quality steel rod and wire from semi-finished billets at its American Steel and Wire ("ASW") subsidiary.

The Company, through its rebar/merchant facilities, produces carbon steel rebar products sold primarily to independent fabricators for use in the construction industry, and merchant products which include rounds, flats, squares, strip, angles and channel which are sold to fabricators, steel service centers and original equipment manufacturers for use in general industrial applications.

In November 1993, the Company acquired American Steel & Wire Corporation ("ASW") as part of its strategy to diversify the Company's product mix. ASW, the Company's rod, bar and wire facilities located in Cleveland, Ohio, converts semi-finished steel billets into high quality steel rod and subsequently transforms a portion of its rod production into finished wire products (approximately 7.0% in fiscal 1996). Steel rod and wire products produced by ASW are sold primarily to customers in the automotive, fastener, welding, appliance and aerospace industries. ASW is also the sole manufacturer of the ultra-high tensile strength specialty wire utilized in the U.S. Government's TOW anti-tank missile guidance system.

The Company's operating strategy with respect to its rebar/merchant facilities is (i) to improve its position as a low-cost producer through continued operating cost reductions, (ii) to optimize capacity utilization at each of its facilities and (iii) to increase production and sales of higher margin merchant products. The Company estimates that its mini-mills have annual steel melting capacity of approximately 2.5 million tons and finished product rolling capacity of approximately 2.8 million tons (including high quality rod production). In fiscal 1996, the Company achieved record steel shipments of 2.4 million tons.

In fiscal  1996,  the Company  invested  approximately  $172  million in capital improvements in accordance with the Company's long-standing program of modernizing and upgrading its production facilities. Since July 1984, the Company has invested approximately $577 million for expansion and modernization projects designed to reduce overall manufacturing costs. The Company defines manufacturing costs as conversion costs per ton excluding the cost of scrap raw material. The Company's average conversion cost per ton in fiscal 1996 was $122, down from a high of $139 in fiscal 1990. The Company believes its conversion costs may be reduced in the future as a result of anticipated improvements in the performance of some newer equipment and optimization of production techniques. Because of its modern production techniques, labor incentives and cost controls, the Company believes that it is one of the most efficient mini-mill producers of rebar and merchant steel products in the United States.

At the onset of the economic recession in fiscal 1990, the Company initiated a program for restructuring its steel-making business and began evaluating certain unprofitable operations. In fiscal 1991, the Company shut down mini-mill facilities in Emeryville, California and Norfolk, Virginia. The production equipment from these facilities has been employed elsewhere within the Company, or sold as used equipment, primarily to buyers located outside the United States. Despite these shut-downs, the Company's total production capacity of its rebar and merchant steel operations has expanded as a result of strategic acquisitions and equipment enhancements at its other facilities. Furthermore, since 1990, the Company has increased its market share in the rebar and merchant steel markets.

In November 1993, the Company acquired ASW as part of its strategy to diversify the Company's product mix. With the acquisition of ASW and its experienced management group, the Company gained immediate entry into the markets for high quality steel products - markets which are very difficult to penetrate as a result of customers' stringent product quality requirements. ASW achieved QS9000 registration in June 1996. QS9000 is a quality system requirement established by Chrysler, Ford and General Motors and is based upon the internationally recognized ISO9000 series of standards. The Company believes that ASW is the largest producer of high quality rod and wire products in North America and that compliance with QS9000 will strengthen the current inroads it is building with both domestic and transplant auto producers. The high quality rod and wire market historically has been less subject to new competition because of the significant capital requirements and the quality and process control systems orientation necessary to produce high quality rod and wire. ASW's quality orientation has enabled it to attract customers in markets which previously had been served by foreign suppliers or where customers had been accepting lower quality products. ASW currently purchases 100% of its high quality semi-finished steel billet requirements from outside sources and management believes that ASW is one of the largest purchasers of billets in the world. In fiscal 1996, ASW shipped approximately 532,000 tons of rod and wire products, compared with 632,000 tons last year. The Company estimates the current annual capacity of the ASW rod production facilities to be approximately 550,000 tons. The Company recently completed construction of a $115 million bar and rod mill at the Cleveland facility which began production and shipment of product in June 1996. Upon completion of the startup phase, this state-of-the-art facility will approximately double the Cleveland facility's production capacity to approximately 1.1 million tons annually.

The Company's operating strategy with respect to ASW is to increase its market penetration and profitability by (i) constructing additional production capacity and increasing rod shipments by as much as 100%, (ii) expanding the product range to include larger diameter rod and (iii) reducing costs through improved sourcing of high quality billets and through the construction and operation of a high quality billet manufacturing facility. The Company recently awarded contracts for construction of a high quality melting facility in Memphis, Tennessee at an expected capital cost of $200 million. The Memphis facility is scheduled for startup in the fourth calendar quarter of 1997. The facility is expected to provide the rod and bar operations with 1 million tons of high quality steel billets annually.

With respect to its overall business strategy, the Company continues to review opportunities for the potential acquisition of steel producing assets, the construction of new steel plants and the establishment of a presence in the raw materials markets.


Steel Manufacturing

The Company's mini-mills are located in Birmingham, Alabama; Kankakee, Illinois; Jackson, Mississippi; and Seattle, Washington. The Company operates its Port Everglades Steel Company ("PESCO") steel distribution facilities in Florida and Texas.

The Company's mini-mill operations melt ferrous scrap to produce a limited range of rebar and merchant steel products. Operations commence with the melting of ferrous scrap in an electric arc furnace. The molten steel is then funneled through a continuous caster from which it emerges as continuous rectangular strands of steel which are cut into predetermined lengths. These semi-finished steel shapes are referred to as billets. The billets are transferred to a rolling mill where they are reheated, passed through a roughing mill for size reduction, and then rolled into finished reinforcing bars or other steel products. Products emerge from the rolling mill onto a cooling bed where they are cooled uniformly. Most merchant products then pass through state-of-the-art straightening and stacking equipment, with all products then passing through automated bundling equipment for uniform packaging.

The Company also warehouses finished steel products at third-party distribution depots located in Livermore and Fontana, California and Baltimore, Maryland. These third-party distribution depots service steel requirements for customers in certain geographic regions.

Steel can be produced at significantly lower costs by mini-mills than by integrated steel operations, which typically process iron ore and other raw materials in blast furnaces to produce steel. Integrated steel mills generally use costlier raw materials, consume more energy, consist of older and less efficient facilities which are more labor-intensive and employ a larger labor force. In general, mini-mills produce a limited line of rebar and merchant products and service geographic markets. Because there are no technological barriers to entry into the industry and a new mini-mill can be constructed in approximately two years, the domestic mini-mill steel industry currently has excess production capacity. This over-capacity, together with competition from foreign producers, has resulted in competitive product pricing and cyclical pressures on industry profit margins. In this environment, efficient production and cost controls are critical to the viability of domestic mini-mill steel producers.

In contrast to the Company's mini-mill operations, the Company's rod, bar and wire facility purchases high quality carbon and alloy semi-finished steel billets from outside sources and converts the billets into a variety of high quality rod, bar and wire products. Purchased billets are inspected for surface defects and, when necessary, conditioned before transfer into the rod/bar mills. Upon entering the rod/bar mills, the billets pass through a computer controlled multi-zone recuperative reheat furnace, where a closely controlled heating process imparts more uniform metallurgical characteristics to the steel. The heated billets are then fed into the rolling line, where they pass through roughing, intermediate and no-twist finishing stands during the rod/bar production process. After rolling, the rod/bar is coiled and control cooled. Once the cooling process is complete, the coiled rod/bar passes through inspection stations for metallurgical, surface and diameter checks. Approved coils are compacted and banded and then either shipped to customers or transferred to ASW's wire mill for conversion into wire.

Although ASW has production capabilities to produce rod, bar and wire of virtually all qualities, it has chosen to concentrate on a select number of high quality products which include cold heading, cold finishing, cold rolling, welding, bearing and specialty high carbon steel grades. ASW's operating strategy is to focus on the U.S. high quality rod and wire markets, which demand exacting metallurgical and size tolerance specifications and defect-free surface qualities. In fiscal 1996, approximately 7.0% of finished rod products were transferred to the wire production facility and converted into smaller-diameter wire through a cold-drawing process. Finished steel rod products are also transferred to the wire mill solely for surface or thermal treatment applications and then shipped to rod customers. The Company's rod and bar mills are located in Cleveland, Ohio and Joliet, Illinois. The Company's steel wire production facility is located adjacent to the rod mill in Cleveland. The ASW TOW wire production facility, located in Cleveland, purchases specialty steel rod from a third party. The steel rod is then extensively treated and converted in a multiple drawing process into wire used in the TOW anti-tank missile guidance system.


Raw Materials and Energy Costs

The principal raw material used in the Company's mini-mills is ferrous scrap generally derived from automobile, industrial and railroad scrap. The market for scrap steel is highly competitive and its price volatility is influenced by periodic shortages, freight costs, speculation by scrap brokers and other conditions largely beyond the control of the Company. The Company purchases its outside scrap requirements from a number of dealers and is not dependent on any single supplier. In fiscal 1996, scrap costs represented approximately 56% of the Company's total manufacturing costs at its mini-mills.

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

The principal raw material for the Company's rod and bar operations is high quality steel billets. Because of the metallurgical characteristics demanded in ASW's final products, ASW obtains its billets only from those suppliers whose billets can meet the required metallurgical specifications of its customers. ASW manufactures its products from approximately 120 generic grades of billets. To obtain high quality billets needed to provide the sophisticated products that ASW manufactures, a team approach among the suppliers, ASW and customers is required. Typically, the approval process for a particular billet supplier requires six to twelve months. ASW currently purchases from thirteen approved billet suppliers.

During fiscal 1996, ASW acquired approximately 37% of its billets from Broken Hill Proprietary Company, Limited (BHP) located in Australia. ASW has a supply agreement with BHP which expires on May 31, 1997 and an agreement with QIT-Fer et Titane Inc., located in Montreal, Canada, which expires June 30, 1997. ASW is currently involved in discussions with current and potential billet suppliers regarding its fiscal 1997 billet requirements, which are expected to be substantially higher than historical levels due to the new bar mill expansion. Management believes that its current agreements and its relationships with these and other suppliers ensure a supply of steel billets sufficient to meet its anticipated needs. In addition, the Company recently awarded the construction contracts for a high quality melting facility in Memphis, Tennessee which is scheduled to supply approximately 1 million tons annually of ASW's high quality billet requirements. Startup of the facility is scheduled for the fourth calendar quarter of 1997.

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

The principal sources of energy for the Company's rod and bar operations are electricity and natural gas. ASW has supply contracts for electricity and natural gas and believes that adequate supplies of both sources of energy are readily available.

Production Capacity

Mini-Mill Operations. The table below indicates the percentage of capacity at which the Company's rebar/merchant mini-mills operated during the fiscal year ended June 30, 1996. The capacities presented are management's estimates and are based on a normal 168 hour weekly work schedule, an average product mix and include the effects of existing melting or rolling capacity limitations within each operation. Production capacities listed below are estimated year-end capacity levels.


              Annual    FY1996     Capacity     Annual    FY1996     Capacity
              Melting   Melting    Utilization  Rolling   Rolling    Utilization
              Capacity  Production Percentage   Capacity  Production Percentage
              --------  ---------- -----------  --------  ---------- -----------
              (ln thousands of tons)           (in thousands of tons)

Kankakee          750      635        84.7          550      526        95.6
Birmingham        500      359        71.8          500      370        74.0
Jackson           450      294        65.3          400      283        70.8
Seattle           750      526        70.1          600      471        78.5
                -----    -----        ----        -----     -----       ----
                2,450    1,814        74.0        2,050     1,650       80.5
                =====    =====        ====        =====     =====       ====


The Company has the capability to produce rebar and merchant products at all four of its operating mini-mills. The conversion from production of rebar to merchant products at these four facilities is part of the routine operations of these plants, and no major impediments exist which would preclude changing between product mixes.

Rod and Wire Operations. The table below indicates the capacity at which ASW's rod and wire production facilities operated during the fiscal year ended June 30, 1996. The capacities presented are management's estimates and are based on ASW's anticipated staffing levels and an average product mix.

                    Annual       Fiscal        Capacity
                    Production   1996          Utilization
                    Capacity     Production    Percentage
                    ----------   ----------    -----------
                    (in thousands of tons)

Cleveland rod          550          410           74.5
Joliet rod             190          161           84.7
                       ---          ---           ----
    Total rod          740          571           77.2
                       ===          ===           ====
Cleveland wire          60           39           65.0
                       ===          ===           ====


Rebar/Merchant Mini-Mill Production Facilities


The Kankakee, Illinois Facility

The Kankakee facility is located approximately 50 miles south of Chicago. Since its acquisition in 1984, a comprehensive modernization program costing more than $70 million has provided a new melt shop, continuous caster, modern in-line rolling mill, upgraded reheat furnace and in-line straightening, stacking and bundling equipment to accelerate the merchant steel marketing program.

Kankakee enjoys a favorable geographical proximity to the primary rust-belt markets for merchant products. This freight cost advantage and modernized equipment capability at Kankakee are competitive advantages in the Company's strategy to expand market share in the merchant product sector.

The Company has more than tripled the facility's original melting and rolling capacities to 750,000 tons and 550,000 tons per year, respectively. Additionally, the Company developed an environmentally sound process for scrap handling and storage. These improvements completed an extensive modernization program at the Kankakee facility and concluded the total renovation of all major aspects of this operation.

Management believes that the Kankakee facility is one of the most modern and operationally efficient mini-mills in the United States. Producing merchant products and rebar, in fiscal 1996 the facility shipped 617,000 tons of steel and produced 2,046 tons per worker-year.

The Birmingham, Alabama Facility

The Birmingham facility was the first mini-mill built in the United States and was in need of major renovations when acquired in August of 1984. Since the acquisition, the facility has undergone a $37 million transformation, outfitting the mill with a new electric arc furnace and sequence casting system in the melt shop, new reheat furnace, finishing stands, cooling bed and product shear in the rolling mill and a new finished goods storage area. The November 1992 installation of an in-line rolling mill, utilizing equipment transferred from the idled mill in Norfolk, Virginia, transformed the 1950s vintage rolling operation into a modern, efficient mill.

In August 1994, the mill began operating a modern finished goods bundling and transfer system, which automated a previously time-consuming, manual process. During fiscal 1995, the mill installed a new 120 ton-per-hour reheat furnace as well as minor refinements to the melt shop which evenly matched the mill's total melting and rolling capacity at 500,000 tons annually.

The Birmingham facility produces primarily rebar. In fiscal year 1996, the Birmingham facility direct shipped 368,000 tons of steel product and provided inventory for 14,000 tons of steel shipped from the Company's Baltimore depot. The Birmingham mill produced steel at 1,785 tons per worker-year in fiscal 1996.

The Jackson, Mississippi Facility

The acquisition of the Jackson facility in 1985 provided the Company with an efficient, modern mini-mill operation, utilizing in-line rolling mill equipment. When acquired, the Jackson mill's annual melting and rolling capacities were 210,000 tons and 300,000 tons, respectively. Although minor improvements raised the annual melting capacity to 220,000 tons, excess rolling mill capacity necessitated the purchase of semi-finished billets from other Company mills or outside sources. To alleviate the need to purchase billets and significantly reduce the melt shop's conversion costs, construction of a new melt shop was completed in March 1993. This $22 million project increased the mill's melting capacity to 450,000 tons and eliminated the need for outside billet purchases, resulting in significant annual cost savings.

To complement Jackson's modern rolling mill, the Company installed a new reheat furnace, additional finishing stands and automated in-line straightening and stacking equipment (to enhance automated bundling equipment already in place) during 1993 and 1994. The improvements have elevated finished rolling capacity for the mill to 400,000 tons annually.

The Jackson mill produces rebar, merchant rounds, squares, flats, strip and angles. In fiscal 1996, Jackson shipped 296,000 tons of steel product and produced 1,403 tons per worker-year.

The Seattle, Washington Facility

Situated adjacent to the Port of Seattle, the Seattle operation is the Company's largest mini-mill. The facilities in Seattle were originally purchased in 1986, providing the Company's entrance into the West Coast steel market. At the time of acquisition, Seattle's melting (Kent, Washington) and rolling facilities (Ballard, Washington) were approximately 25 miles apart. The May 1991 acquisition of the former Seattle Steel, Inc. assets, allowed the Company to consolidate the majority of operations to the new West Seattle site and double the mill's former capacity.

Soon after the acquisition of the West Seattle operations, the Company began a modernization program which included the installation of a new baghouse, new ladle turret and billet runout table. Construction of the facility's new rolling mill was completed in June 1993. This $50 million rolling mill consists of state-of-the art equipment replacing two older, less efficient mills which were operating in Ballard and West Seattle. The new mill generated an approximate 15% increase in finished rolling capacity and a significant reduction in the facility's total workforce. The new rolling mill includes automated in-line straightening, stacking and bundling equipment designed to facilitate Seattle's expansion in merchant product production. The new additions increased Seattle's finished rolling capacity to approximately 600,000 tons per year.

Melting capacity at Seattle recently increased to approximately 750,000 tons upon installation of a new furnace in July 1995 which replaced the mill's two older, less productive furnaces. The facility produces a variety of products including rebar, merchant rounds, angles, channels, squares, flats and strip. The facility also supplies the steel for the Company's western distribution depots.

In fiscal 1996, the Seattle facility direct shipped 456,000 tons of steel, and provided inventory for 102,000 tons of shipments through the West Coast depot locations. The Seattle mill produced steel at 1,819 tons per worker-year in fiscal 1996.

PESCO Facilities

In December 1994, the Company acquired substantially all of the assets of Port Everglades Steel Corporation ("PESCO"), a Florida based steel distributor which operates facilities in Florida and Texas. PESCO obtains the majority of its steel requirements from the Company's Birmingham, Jackson and Kankakee mini-mills. The Company estimates that PESCO will ship approximately 180,000 tons of steel per year to its customers.


Rod, Bar and Wire Production Facilities

The Cleveland, Ohio Facilities

The Cleveland facilities include a rod mill, a bar mill and a wire mill. The rod mill and wire mill assets were purchased from United States Steel Corporation (now "USX Corporation") in 1986 upon the formation of American Steel and Wire Corporation. The Cleveland rod mill consists of a two strand, 25-stand rolling mill with single-line pre-finishers and no-twist finishing. The mill utilizes a Stelmor controlled slow cooling conveyor system, where precise cooling practices provide a metallurgical structure normally imparted only through additional and more costly thermal treatment. Management believes that this capability provides the Company with an important competitive advantage in producing certain of its quality rods. The rod mill is capable of producing rod coils in sizes ranging from 7/32" to 15/16" in diameter. In fiscal 1996, the Cleveland rod mill shipped 396,000 tons of finished steel rod.

The recently constructed bar mill consists of a 28 stand horizontal/vertical no-twist mill. The bar mill utilizes Stelmor cooling conveyors, laser sizing gauges and two compactor/banders. The bar mill began production and shipment operations in June 1996. Upon completion of the startup phase, the bar mill will be capable of producing bar and rod products in sizes ranging from 45/64" to 1 9/16" in diameter in 4,300 pound and 5,700 pound coils.

The wire mill, located adjacent to the rod mill at the Cleveland facility, serves two functions. Some finished rod is transferred from the ASW rod mills and either converted into high quality wire for sale to customers or processed and shipped to rod customers. The wire mill also processes customer material.

The ability to offer high quality processing of rod to customers' specifications is a service that distinguishes ASW from a number of its competitors. Such processing includes surface treatment (cleaning and coating), thermal treatment (annealing) and wire drawing. Wire is produced in the wire mill through a cold drawing process which involves reducing the diameter of the steel rod by pulling the rod through dies. Rod that is to be drawn into wire may be surface or thermal treated before or after drawing. Depending upon the processing required, many wire orders require up to three weeks to complete, while the typical rod coil is manufactured in several hours.

In fiscal 1996, the Cleveland wire mill shipped approximately 39,000 tons of wire and approximately 38,000 tons of processed rod. Cold heading and wool-quality wire manufactured by ASW is used by its customers to produce such products as industrial fasteners and brake pad linings.

The Joliet, Illinois Facility

The rod mill located in Joliet, Illinois consists of a 19-stand mill and includes a three-zone, top-fired walking beam furnace and no-twist finishing equipment. The Joliet mill uses 4" billets to produce a full range of carbon and alloy steel rods including free-machining and boron grades in cold heading and cold finishing qualities. The mill produces 2,100 pound rod coils in sizes ranging from 23/64" through 15/16" diameter. In fiscal 1996, the Joliet mill shipped 136,000 tons of finished rod.

As part of the Company's current mill modernization program, the Company is currently phasing out production of high quality steel rod at the Joliet facility and shifting that production to the new bar mill located in Cleveland. The Company expects to convert the mill to 100% rebar and merchant (flats, rounds and squares) coil and straight length products in the second quarter of fiscal 1997. When the operation is fully converted, the rolling mill will be capable of producing approximately 280,000 tons of rebar and merchant products annually.

TOW Wire Production

ASW operates a facility in Cleveland which produces ultra-high tensile strength specialty wire for use in the U.S. Government's anti-tank missile guidance systems. ASW is the only producer of TOW missile wire. The manufacture of TOW wire is a highly specialized process. The principal raw material is specialty steel rod which is purchased from an outside supplier. The rod is subjected to a series of surface and thermal treatments and drawing operations which take approximately five weeks to complete and which reduce the original .197" diameter rod to .0049" diameter wire. The wire must pass seven U.S. Government-mandated final inspection tests, including a test assuring tensile strength of 500,000 pounds per square inch. Upon completing successful inspection, the wire is packaged and shipped to a single customer which is the exclusive producer of the TOW missile.


Products and Markets

Rebar/Merchant Steel Products

Of the 1,870,000 tons of rebar/merchant steel products shipped from the Company's various locations in fiscal 1996, approximately 66% was rebar and approximately 26% was merchant products. Approximately 8% consisted of semi-finished billet sales.

From its various rebar/merchant locations, the Company has freight-competitive access to most major rebar and merchant markets. The Company's multiple locations have also enhanced flexibility and reliability in meeting the demands of large rebar fabricators and steel service centers.

The following table presents, for the periods indicated, the percentage of the Company's net sales dollars generated by the rebar/merchant product class:

                                                  Fiscal
                                          ----------------------
                                          1994     1995     1996
                                          ----     ----     ----
Rebar products                             57%      51%      64%
Merchant products                          23       36       31
Mine roof support
  products (1)                             14        9        -
Semi-finished
  steel billets                             6        4        5
                                          ----     ----     ----
                                          100%     100%     100%
                                          ====     ====     ====

(1) Roof support system products consisted of modified rebar and merchant steel products. The Company's Mine Roof Support Products Business was sold in March 1995 (see Note 3 to the Consolidated Financial Statements).


Rebar Products. The Company produces rebar products at all four of its mini-mills. Rebar is generally sold to fabricators and manufacturers who cut, bend, shape and fabricate the steel to meet engineering, architectural or end product specifications. Rebar is used primarily for strengthening concrete in highway construction, building construction and other construction applications. Unlike some other manufacturers of rebar, the Company does not engage in the rebar fabrication business which might put the Company into direct competition with its major rebar customers. The Company instead focuses its marketing efforts on independent rebar fabricators and steel service centers.

Rebar is a commodity steel product, making price the primary competitive factor. As a result, freight costs limit rebar competition from non-regional producers, and rebar deliveries are generally concentrated within a 700 mile radius of the mill. Except in unusual circumstances, the customer's delivery expense is limited to freight from the nearest mini-mill and any incremental freight charges from another source must be absorbed by the supplier.

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

The following data, reported by the American Iron and Steel Institute (a rebar fabricators' trade association), depict apparent rebar consumption in the United States from 1986 through 1995. The table also includes rebar shipments by the Company and its approximate market share percentage for the periods indicated.


                              Rebar        Company       Approximate
                           Consumption    Shipments         Market
Calendar Year               (in tons)     (in tons)         Share
- -------------              -----------    ----------     ------------
1986                       4,787,000         259,000           5.4%
1987                       5,301,000         558,000          10.5%
1988                       5,416,000         808,000          14.9%
1989                       5,213,000         972,000          18.6%
1990                       5,386,000         972,000          18.0%
1991                       4,779,000         945,000          19.8%
1992                       4,764,000       1,060,000          22.3%
1993                       5,051,000       1,181,000          23.4%
1994                       5,151,000       1,185,000          23.0%
1995                       5,454,000       1,108,000          20.3%


The Company's rebar operations are subject to a period of moderately reduced sales from November to February, when winter weather and the holiday season impact the construction market demand for rebar.

Merchant Products. The Company has the capability to produce merchant products at all four of its mini-mills. Merchant products consist of rounds, squares, flats, strip, angles and channel. Merchant products are generally sold to fabricators, steel service centers, and manufacturers who cut, bend, shape and fabricate the steel to meet engineering or end product specifications. Merchant products are used to manufacture a wide variety of products, including gratings, steel floor and roof joists, safety walkways, ornamental furniture, stair railings and farm equipment.

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

The following data reported by the American Iron and Steel Institute depict apparent consumption of merchant products in the United States from 1986 through 1995. The table also includes merchant product shipments by the Company and its approximate market share percentage for the periods indicated.

                            Merchant
                            Product        Company         Approximate
                           Consumption    Shipments           Market
Calendar Year               (in tons)     (in tons)           Share
- -------------              -----------    ---------        -----------
1986                       7,256,000         67,000            1.0%
1987                       7,911,000        147,000            1.9%
1988                       8,546,000        264,000            3.1%
1989                       8,398,000        272,000            3.2%
1990                       8,379,000        306,000            3.7%
1991                       7,045,000        287,000            4.1%
1992                       7,504,000        330,000            4.4%
1993                       8,445,000        395,000            4.6%
1994                      10,113,000        484,000            4.8%
1995                      10,618,000        524,000            4.9%


Rod, Bar and Wire Products

The Company's rod, bar and wire facilities (ASW) markets high-quality steel rod, bar and wire to customers in the automotive, agricultural, industrial fastener, welding, appliance and aerospace industries. In fiscal 1996, approximately 52% of ASW's shipments are cold heading quality steel rod. Cold finish bar products represented approximately 18%, welding wire products represented approximately 9% and specialty high carbon represented approximately 8% of ASW's shipments in fiscal 1996. The approximate remaining 13% of its shipments in fiscal 1996 include other wire and quality rod products. Approximately 70% of ASW's sales are to customers serving the original equipment and after market segments of the automotive industry.

The following table presents, for the periods indicated, the percentage of ASW's net sales dollars by principal product categories:

                                           Fiscal
                                    --------------------
                                    1994    1995    1996
                                    ----    ----    ----
Steel rod                           87.4%   89.2%   89.5%
Wire                                11.4    10.0     9.8
Tow wire                             1.2     0.8     0.7
                                    ----    ----    ----
                                    100%    100%    100%
                                    ====    ====    ====


The Cleveland rod mill currently produces steel rods in sizes ranging from 7/32" to 15/16" in diameter and in a wide variety of alloy and carbon grades. The recently constructed bar mill, which began production and shipments in June 1996 is capable of producing bar and rod sizes ranging from 45/64" to 1 9/16" in diameter. ASW's wire mill produces wool wire and cold heading quality products in a variety of carbon and alloy grades in sizes from .120" through .820" in diameter.

End-uses of ASW's rod products include the manufacture of electric motor shafts, engine bolts, lock hasps, screws, pocket wrenches, seat belt bolts, springs, cable wire, chain, bearings, tire bead and welding wire. Steel wire produced by ASW is used by customers to produce steel wool pads, brake pads, golf spikes and fasteners such as bolts, rivets, screws, studs and nuts. ASW's TOW wire products are used exclusively in the defense industry to produce guidance systems for the TOW anti-tank missile.

Because of the nature of the end-uses, ASW's products must meet exacting metallurgical and size tolerance specifications and defect-free surface characteristics. ASW's marketing and sales activities emphasize its ability to meet or exceed customers' requirements for high quality steel rod and wire manufactured to close tolerances and exacting surface characteristics.

ASW's pricing policy is market driven depending on the market served and supply and demand dynamics. Typically, market pricing prevails for most customers that rely on market competition to determine price. The major exception to this has been automotive related model year pricing which fixes a twelve month price (generally beginning August 1). This allows suppliers to deal with automotive industry requirements for twelve months fixed pricing.

The following data, reported by the WEFA Group and based on data from the American Iron and Steel Institute, depict apparent consumption of carbon and alloy rod and wire products in the United States from 1986 through 1995 (in tons).
                                                          Total
Calendar              Rod             Wire              Rod & Wire
Year              Consumption      Consumption          Consumption
- ----------        -----------      -----------          -----------
1986              4,800,000         2,100,000            6,900,000
1987              5,300,000         2,100,000            7,400,000
1988              5,500,000         1,600,000            7,100,000
1989              5,200,000         1,500,000            6,700,000
1990              5,200,000         1,300,000            6,500,000
1991              5,000,000         1,200,000            6,200,000
1992              5,400,000         1,300,000            6,700,000
1993              6,100,000         1,200,000            7,300,000
1994              6,400,000         1,200,000            7,600,000
1995              6,500,000         1,100,000            7,600,000

Management estimates that the high quality segment of the rod and wire market represents approximately 48% of rod market demand in the U.S. ASW's strategy has been to serve this approximately 3.6 million ton per year high quality segment, which has historically been dominated by foreign suppliers. Generally, mini-mills have historically focused on less demanding quality markets.

In calendar 1995, ASW shipped approximately 601,000 tons of rod and wire to trade customers, which represented approximately 17% of the estimated high quality rod and wire products consumed in the U.S. during that year. Management estimates that ASW's shipments presently account for approximately 8% of the U.S. consumption of all carbon and alloy rod and wire products.

Steel Rod Products. The following is a summary of the principal rod product qualities manufactured by ASW.

Cold heading quality (CHQ) - ASW produces CHQ steel rod in a wide range of carbon and alloy grades. CHQ is specified for the manufacture of wire used for parts requiring severe deformation or upsetting. Examples of such parts include seat belt bolts, lug nuts, engine bolts and lock nuts used in automotive applications as well as slotted and phillips head screws for the appliance industry. CHQ products accounted for approximately 52% of ASW's fiscal 1996 shipments.

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

Specialty high carbon quality (SHCQ) - SHCQ steel rod is produced in a variety of carbon and alloy grades. SHCQ is specified for the manufacture of wire used for parts requiring high-tensile strength or resiliency. Typical examples of such parts are overhead garage door springs, lock washers, upholstery springs, music spring wire, tire bead and wire rope.

Bearing quality - ASW produces bearing quality steel to serve a range of alloy grades into ball, needle and roller type bearings.

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

Rod and Wire Products. ASW's major competitors are divisions of domestic and foreign integrated steel companies and domestic mini-mill companies. ASW competes primarily in the high quality end of the rod and wire markets, differentiating itself from many of its competitors.

Although price is an important competitive factor in ASW's business, particularly during recessionary times, ASW believes that its sales are principally dependent upon product quality, on-time delivery and customer service. ASW's marketing and sales activities emphasize its ability to meet or exceed customers' requirements for high quality steel rod and wire manufactured to close tolerances and exacting surface and internal characteristics. These markets constitute a relatively small percentage of total domestic steel consumption, and therefore some domestic integrated mills have exited this business or given it a low priority. Additionally, mini-mills are generally unable to produce steel of sufficient quality and metallurgical characteristics to produce rod, bar and wire comparable in quality to that manufactured by ASW.

Foreign Competition. In recent years, a declining U.S. dollar and increased efficiency in the U.S. steel industry have improved the competitive position of U.S. steel producers. Foreign steel is a competitive factor on a sporadic basis. Federal legislation currently prohibits the use of foreign steel in federally funded highway construction.

Based on data provided by the American Iron and Steel Institute, management believes that foreign steel producers currently account for approximately 26% of sales in the U.S. rod and wire markets. Changes in currency exchange rates can impact the competitive position of foreign steel producers.


Employees

Rebar/Merchant Mini-Mill Facilities. At June 30, 1996, the Company employed 973 people at its mini-mill operations. The Company estimates that approximately 25% of its current employee compensation at its mini-mills is earned on an incentive basis linked to production. The percentage of incentive pay varies from mill to mill based upon operating efficiencies. During fiscal 1996, hourly employee costs at these facilities were approximately $27 per hour, including overtime and fringe benefits, which was competitive with other mini-mills. The Company's mini-mill facilities are not unionized. The Company has never experienced a strike or other work stoppage at its steel mills and management believes that employee relations are currently good.

Rod and Wire Production Facilities. At June 30, 1996, the Company's ASW subsidiary employed 398 persons at its Cleveland and Joliet rod mills, 90 people at the Cleveland wire mill and 13 people at the ASW TOW wire production facility. The production and maintenance employees at the Joliet facility have been represented by United Steelworkers of America since 1986, and are parties to a collective bargaining contract which expires in June 2000. During fiscal 1996, hourly employee costs at these facilities were approximately $22 per hour, including overtime and fringe benefits. The Company considers its labor relations with its employees to be good.

Sales and Administrative Personnel. At June 30, 1996, the Company employed 130 sales and administrative personnel, of which 73 were employed at the Company's corporate office headquarters located in Birmingham.


Environmental and Regulatory Matters

The Company is subject to federal, state and local environmental laws and regulations concerning, among other matters, waste water effluent, air emissions and furnace dust disposal. As these regulations increase in complexity and scope, environmental considerations will play an increasingly important role in planning, daily operations and expenses.

The Company operates engineering/environmental services departments and has environmental coordinators at its facilities to maintain compliance with applicable laws and regulations. These personnel are responsible for the daily management of environmental matters. The Company believes it is currently in compliance with all known material and applicable environmental regulations, other than as discussed below. Changes in federal or state regulations or a discovery of unknown conditions could require additional substantial expenditures by the Company.

Mini-Mill Operations. The Company's mini-mills are classified as generating hazardous waste because they produce and collect certain types of dust containing lead and cadmium. The Company currently collects and disposes of such wastes at approved recycling sites through contracts with approved waste recycling firms.

In August 1987, the Virginia Department of Waste Management advised the Company of a hazardous waste condition relating to the disposal of hazardous furnace dust at the Company's idled Norfolk facility by the former owners during 1983 and 1984. Based upon the Company's prior experience in correcting similar environmental conditions, it does not expect the costs of corrective action with respect to the hazardous waste condition will exceed the reserves established.

By letter dated October 20, 1992, the Department of Toxic Substances Control of the Environmental Protection Agency of the State of California ("DTSC") submitted to Barbary Coast Steel Corporation ("BCSC"), a wholly owned subsidiary of the Company, for its review and comment a proposed Consent Order relating to BCSC's closed steel facility at Emeryville, California. BCSC and DTSC executed the terms of a Consent Order on March 22, 1993. Pursuant to that Consent Order, BCSC has completed an environmental assessment of the site and, on June 10, 1996, received DTSC approval of its proposal for the remediation of the property. BCSC is now actively remediating the property pursuant to the approved remedial action plan. The Company believes that the net realizable values of the property less the remediation costs will exceed the carrying amount for the property.

Rod and Wire Operations. At its Cleveland facilities, ASW has developed systems to ensure compliance with water discharge permits and timely filing of monthly operating reports. ASW has succeeded in substantially reducing wastewater discharged into the waters of the United States in the last three years. ASW has applications pending for, and has received, the appropriate permits for all relevant air pollution sources at all of its facilities. ASW does not expect the Clean Air Act regulations to materially affect its operations beyond more stringent permitting and sampling requirements. ASW manages its hazardous wastes by contracting with reputable transport and disposal companies to properly treat, dispose of, and, wherever possible, recycle hazardous wastes generated from ASW's operations.

The ASW facilities were acquired pursuant to an Asset Sales Agreement dated May 19, 1986 (the "Agreement'), by and between ASW and USX Corporation (formerly United States Steel Corporation) ("USX"). Pursuant to the Agreement, ASW is indemnified by USX for certain claims, if any, which may be asserted against ASW under the Resource Conservation and Recovery Act Of 1976, as amended, 42 U.S.C. Subsection 6901, et seq., and the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended,42 U.S.C. Sub-section 9601, et. seg., or which may be asserted under similar federal or state statutes or regulations, which arise out of USX's actions on or prior to June 30, 1986, the date on which ASW acquired these facilities. To date, no such claims have been asserted against ASW. Any potential environmental liabilities identified by ASW to date have not materially affected, and, based on current information, are not expected to materially affect, its operations and/or may be subject to indemnification by USX as described above.



Pursuant to General Instruction G(3) to Form 10-K, information regarding the executive officers of the Company called for by Item 401(b) of Regulation S-K is hereby included in Part I of this report.

The following table sets forth the name of each executive officer of the Company, the offices held, and the ages (as of August 1996) of such officers.


       Name             Age               Office Held
- ---------------------  ----   -------------------------------------
Robert A. Garvey        58    Chairman of the Board and
                              Chief Executive Officer

John M. Casey           48    Executive Vice President-
                              Finance and Chief Financial Officer

William R. Lucas        40    Executive Vice President-
                              Administration and General
                              Counsel

Frederick J. Rocchio    49    Executive Vice President-
                              Development and Technology

Jack R. Wheeler         60    Vice President-Plant Operations

Robert A. Garvey was elected Chairman of the Board and Chief Executive Officer in January 1996. Prior to joining the Company, Mr. Garvey served as President of North Star Steel Company from 1984 to 1996.

John M. Casey was appointed Executive Vice President-Finance and Chief Financial Officer in October 1994. Prior to joining the Company, Mr. Casey served as Executive Vice President and Chief Financial Officer of Safeskin Corporation from 1993 to 1994 and as Treasurer of Spiegel, Inc. from 1985 to 1993.

William R. Lucas, Jr. joined the Company in July 1995 as Executive Vice President-Administration and General Counsel. Prior to joining the Company, Mr. Lucas was a founding partner of the Birmingham, Alabama based law firm Lightfoot, Franklin, White & Lucas, where he served as managing partner from 1990 to 1995.

Frederick J. Rocchio, Jr. joined the Company in October 1995 and serves as Executive Vice President-Development and Technology. Prior to joining the Company, Mr. Rocchio served as a Vice President of Inland Steel Company from 1988 to 1995.

Jack R. Wheeler joined the Company in November 1992 and serves as Vice President-Plant Operations. Prior to joining the Company, Mr. Wheeler served as Vice President and Works Manager at SMI Steel Inc. from 1986 to 1992.


ITEM 2.  PROPERTIES

The following table lists the Company's real property and production facilities.

                                               BUILDING
                                               SQUARE           OWNED OR
LOCATION                      ACREAGE          FOOTAGE           LEASED
- -----------------------       -------          ---------        ---------
Corporate Headquarters:
  Birmingham, Alabama              -             30,400           Leased

Steel Mini-Mills:
  Birmingham, Alabama             26            260,900           Owned (1)
  Jackson, Mississippi            99            323,000           Owned (1)
  Kankakee, Illinois             222            400,000           Owned
  Seattle, Washington             69            736,000           Owned

American Steel & Wire:
  Cleveland, Ohio                216          2,041,600           Owned
  Joliet, Illinois                58            529,000           Owned
  Cleveland, Ohio (TOW)            3             41,000           Owned

PESCO Facility:
  Ft. Lauderdale, FL               -            175,000           Leased

Idle Facilities:
  Ballard, Washington             20            301,000           Owned (2)
  Emeryville, California          15              1,000           Owned (3)
  Norfolk, Virginia              116            160,000           Owned (4)

(1) Portions of equipment that were financed by industrial revenue bonds and the land upon which such equipment is located are leased pursuant to the terms of such bonds.

(2) The Company has entered into a signed agreement to sell the real property at its idle facility in Ballard, Washington.

(3) The Company closed this operation in January 1991. The Company continues its efforts to sell the real property.

(4) The Company closed this operation in May 1991. The Company continues its efforts to sell the real property.



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

By letter dated October 20, 1992, the Department of Toxic Substances Control of the Environmental Protection Agency of the State of California ("DTSC") submitted to Barbary Coast Steel Corporation ("BCSC"), a wholly owned subsidiary of the Company, for its review and comment a proposed Consent Order relating to BCSC's closed steel facility at Emeryville, California. BCSC and DTSC executed the terms of a Consent Order on March 22, 1993. Pursuant to that Consent Order, BCSC has completed an environmental assessment of the site and, on June 10, 1996, received DTSC approval of its proposal for the remediation of the property. BCSC is now actively remediating the property pursuant to the approved remedial action plan. The Company believes that the net realizable values of the property less the remediation costs will exceed the carrying amount for the property.

On March 26, 1993, an action entitled IMACC Corporation v. Warburton. et al. was filed in the U.S. District Court for the Northern District of California, Case No. C93-1114-CW, against BCSC and numerous other defendants. This lawsuit was brought by IMACC Corporation ("IMACC"), the parent of Myers Container Corporation, the lessee of property in Emeryville, California on which an industrial drum and barrel reconditioning facility operated from the 1940's
until  1991  (hereinafter,   the  "IMACC  property").  BCSC  owns  the  property
immediately south of the IMACC property. IMACC has sued BCSC, Judson Steel Corporation ("Judson Steel") (from whom BCSC purchased the adjacent property in October 1987), the current owners of the IMACC property and other persons and entities alleged to have previously operated the drum reconditioning facility, under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"), 42 U.S.C. SS 9601 -9675 and various state law causes of action, alleging that the Defendants contributed to environmental contamination on and under the IMACC property. IMACC has since amended its complaint several times, which now includes a citizens' suit claim for injunctive and other equitable relief under the Resource Conservation and Recovery Act ("RCRA"), 42 U.S.C. SS 6972.

BCSC has interposed numerous affirmative defenses to IMACC's claims. In addition, BCSC has counterclaimed and cross-claimed against IMACC and its predecessors, including Kaiser Steel and Myers Drum Company, alleging that their drum reconditioning operations resulted in contamination of the BCSC property. BCSC has also cross-claimed against Judson Steel and its corporate parent, alleging that they must indemnify BCSC for any response costs and damaged allegedly owed to IMACC. Other parties in the case have brought additional counterclaims and cross-claims against each other, BCSC, and other third parties, including senior executives and shareholders of IMACC and Kaiser Steel Resources.

In February 1996, the parties filed motions and cross-motions for summary judgment, and to dismiss. The motions were heard on March 29, 1996. In an Order dated July 9, 1996, the Court granted in part BCSC's summary judgment motion as to a portion of IMACC's RCRA claim for equitable restitution. The remainder of BCSC's motions were denied. The Court also denied defendants' summary judgment motions for dismissal of IMACC's claim seeking to hold all defendants jointly and severally liable for IMACC's response costs under section 107(a) of CERCLA, which if granted would limit IMACC's CERCLA remedy to an action for contribution under section 113(f). The Court held that IMACC may bring claims under both sections 107 and 113 against other potentially responsible parties.

Over the past two years, the parties have engaged in extensive written discovery, produced voluminous documents and taken numerous depositions. The parties have each designated expert witnesses and exchanged expert reports, and are currently in the process of taking the depositions of a few remaining percipient witnesses. It is anticipated that all discovery will be concluded by or shortly after September 30, 1996.

A final pre-trial conference has been set for October 11, 1996, with a jury trial currently set to commence on October 28, 1996. Presently before the Court are motions of other defendants for bifurcation, which propose that certain contractual and by-law indemnity issues be tried before the remainder of the case. A decision on these motions is expected within the next few weeks.

IMACC alleges that it has sustained current and prospective response and environmental remediation costs, excluding attorneys' fees, of as much as $4.7 million in connection with the Emeryville drum reconditioning site. Based upon discovery taken to date and laboratory analyses of soil samples, BCSC believes that IMACC's contention that BCSC is responsible for contamination of the IMACC/Emeryville property is without merit.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not Applicable

                         PART II

ITEM 5.  MARKET FOR REGISTRANTS COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock, par value $.01 per share (the "Common Stock"), is traded on the New York Stock Exchange under the symbol BIR.

The table below sets forth for the two fiscal years ended June 30, 1996 and 1995, the high and low prices of the Company's Common Stock based upon the high and low sales prices of the Common Stock as reported on the New York Stock Exchange Composite Tape.

                                                      High              Low
                                                     ------            ------
Fiscal Year Ended June 30, 1996
  First Quarter                                      $21.63            $16.50
  Second Quarter                                      17.50             14.00
  Third Quarter                                       18.00             14.63
  Fourth Quarter                                      17.25             14.50

Fiscal Year Ended June 30, 1995
  First Quarter                                      $29.13            $23.63
  Second Quarter                                      27.38             18.75
  Third Quarter                                       22.75             17.50
  Fourth Quarter                                      21.38             17.88

The last sale price of the Common Stock as reported on the New York Stock Exchange on August 27, 1996 was $15.50. As of August 27, 1996, there were 1,797 holders of record of the Common Stock. The Company's registrar and transfer agent is First Union National Bank of North Carolina.

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



Item 6. SELECTED CONSOLIDATED FINANCIAL DATA
(In thousands, except per share data)



                                                                          For the Years Ended June 30,
                                                         ----------------------------------------------------------------
                                                             1996         1995         1994         1993          1992
                                                         ------------  -----------  -----------  -----------  -----------

STATEMENT OF OPERATIONS DATA:

Net sales                                                  $ 832,489    $ 885,553    $ 702,893    $ 442,326    $ 417,655

Cost of sales:
  Other than depreciation
     and amortization                                        730,447      723,558      599,154      374,846      341,826
  Depreciation and amortization                               34,701       32,310       27,671       18,036       16,804
                                                           ---------    ---------    ---------    ---------    ---------

  Gross profit                                                67,341      129,685       76,068       49,444       59,025

Provision for loss on mill modernization
  program, unusual items and
  suspended operations                                        23,907        1,337            -        2,272            -
Selling, general and administrative                           37,731       43,149       33,847       24,008       21,861
Interest                                                      12,036        8,889       11,061        3,084(1)     9,154
                                                           ---------    ---------    ---------    ---------    ---------

                                                              (6,333)      76,310       31,160       20,080       28,010

Other income, net                                              3,975        9,443        4,689        1,222        2,402
                                                           ---------    ---------    ---------    ---------    ---------

Income (loss) before income taxes and cumulative
  effect of a change in accounting principle                  (2,358)      85,753       35,849       21,302       30,412

Provision for (benefit from) income taxes                       (181)      35,104       14,603        8,517       11,605
                                                           ---------    ---------    ---------    ---------    ---------

Income (loss) before cumulative effect of a
  change in accounting principle                              (2,177)      50,649       21,246       12,785       18,807

Cumulative effect, as of July 1, 1993, of a
  change in the method of accounting for
   income taxes                                                    -            -          380            -            -
                                                           ---------    ---------    ---------    ---------    ---------


   Net income (loss)                                       $  (2,177)   $  50,649    $  21,626    $  12,785    $  18,807
                                                           =========    =========    =========    =========    =========



Earnings (loss) per share:

Income (loss) before cumulative effect of a
  change in accounting principle                           $   (0.08)   $    1.74    $    0.86    $    0.60    $    1.05

Cumulative effect, as of July 1, 1993, of a
  change in the method of accounting for
   income taxes                                                    -            -         0.02            -            -
                                                           ---------    ---------    ---------    ---------    ---------

Net income (loss)                                          $   (0.08)   $    1.74    $    0.88    $    0.60    $    1.05
                                                           =========    =========    =========    =========    =========

Dividends declared per share                               $    0.40    $    0.40    $    0.40    $    0.37    $    0.33
                                                           =========    =========    =========    =========    =========



                                                                                       June 30,
                                                           -------------------------------------------------------------
                                                             1996         1995         1994         1993         1992
                                                           ---------    ---------    ---------    ---------    ---------

BALANCE SHEET DATA:

Working capital                                            $ 211,595    $ 206,901    $ 213,075    $  33,131    $  74,428
Total assets                                                 927,987      756,804      689,878      456,042      388,028
Long-term debt less current portion                          307,500      142,500      142,500       90,095       93,728
Stockholders' equity                                         448,191      459,719      439,049      223,421      214,481




(1) During fiscal 1993, the Company incurred $8,682,000 of interest and capitalized $5,598,000 of interest related to assets under construction.

                          BIRMINGHAM STEEL CORPORATION
                       Selected Quarterly Financial Data
                (Unaudited; in thousands, except per share data)


                                             1996 Quarters
                            ---------------------------------------------------
                              First         Second        Third         Fourth
                            ---------     ---------     ---------     ---------

Net sales                   $ 207,252     $ 197,398     $ 197,057     $ 230,782

Gross profit                $  26,423     $  16,190     $   6,182     $  18,546

Net income (loss)           $   8,178     $     656     $ (14,397)    $   3,386

Weighted average shares
 outstanding                   28,521        28,538        28,598        28,609

Earnings (loss) per share   $    0.29     $    0.02    $    (0.50)    $    0.12

Cash dividends declared
 per share                  $    0.10     $    0.10    $     0.10     $    0.10

Price range of common stock
   High                     $   21.63     $   17.50    $    18.00     $   17.25
   Low                      $   16.50     $   14.00    $    14.63     $   14.50



                                             1995 Quarters
                            ---------------------------------------------------
                              First         Second        Third         Fourth
                            ---------     ---------     ---------     ---------


Net sales                   $ 220,601     $ 203,238    $  236,900     $ 224,814

Gross profit                $  32,294     $  31,975    $   34,509     $  30,907

Net income                  $  12,205     $  12,369    $   13,264     $  12,811

Weighted average shares
 outstanding                   29,404        29,450        29,283        28,506

Earnings per share          $    0.42     $    0.42    $     0.45     $    0.45

Cash dividends declared
 per share                  $    0.10     $    0.10    $     0.10     $    0.10

Price range of common stock
   High                     $   29.13     $   27.38    $    22.75     $   21.38
   Low                      $   23.63     $   18.75    $    17.50     $   17.88



Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

In fiscal 1996, Birmingham Steel Corporation reported a loss of $2,177,000, a sharp decline from the prior year's earnings. The decline was principally due to charges and expenses resulting from the Company's mill modernization program and a decline in average steel selling prices. Pretax charges for mill modernization and unusual items amounted to $23.9 million, of which $8.4 million related to pre-operating/start-up costs at the Company's Seattle, Washington, Cleveland, Ohio and Memphis, Tennessee facilities; $6.6 million related to equipment write-downs and $1.7 million related to property cleanup reserves (see Note 14 to the Consolidated Financial Statements).

The following table sets forth, for the years indicated, selected items in the consolidated statements of income as a percentage of net sales and the amount of steel shipments in tons.

                                  For the Years Ended June 30,
                                  ----------------------------
                                    1996      1995      1994
                                    ----      ----      ----

Net sales                             100%      100%      100%
Cost of sales:
  Other than depreciation and
   amortization                      87.7      81.7      85.2
  Depreciation and amortization       4.2       3.6       3.9
Provision for loss on mill
 modernization and unusual items      2.9       0.2         -
Selling,general & administrative      4.5       4.9       4.8
Interest                              1.5       1.0       1.6
Other income, net                    (0.5)     (1.1)     (0.7)
Provision for income taxes              -       4.0       2.1
                                     ------   -------   ------
Net income (loss)                    (0.3%)     5.7%      3.1%
                                     ------   -------   ------

Steel shipments (000's tons)         2,402     2,375     2,130


RESULTS OF OPERATIONS

Net Sales

Fiscal 1996 compared to fiscal 1995
Net sales in fiscal 1996 were $832,489,000, a decline of 6.0 percent from $885,553,000 reported in fiscal 1995. This decrease is primarily the result of a decline in average steel selling prices and a shift in product mix.

For fiscal 1996, the average selling price in the Company's rebar/merchant business was $300 per ton compared with $311 per ton in fiscal 1995, while the average selling price for the Company's high quality rod products remained constant at $472 per ton. The decline in selling prices for rebar/merchant products is a result of overall market decline in construction products. The Company's average selling price for all products was $347 per ton, compared with $373 per ton reported for fiscal 1995.

During fiscal 1996, total shipments were 2,402,000 tons, up 1.1 percent from 2,375,000 tons in fiscal 1995. While total shipments increased from the prior year, shipment of merchant products fell 7.7 percent and high quality rod shipments decreased 15.8 percent partially offset by a 12.9 percent increase in rebar shipments. Total shipments included approximately 138,000 tons of lower margin semi-finished steel billets in fiscal 1996 compared with 117,000 tons in fiscal 1995.

Fiscal 1995 compared to fiscal 1994
From fiscal 1994 to fiscal 1995, net sales increased 26.0 percent. This rise in net sales was essentially due to an 11.5 percent increase in fiscal 1995 steel shipments and a substantial rise in average selling prices for all products. The overall rise in selling price occurred as the result of favorable conditions in both the construction and automotive related markets.

Cost of Sales

Fiscal 1996 compared to fiscal 1995
As a percent of net sales, cost of sales (other than depreciation and amortization) increased to 87.7 percent in fiscal 1996 from 81.7 percent in the prior year. This increase was primarily attributed to the decline in steel selling prices mentioned previously, elevated cost of FIFO inventories charged to cost of sales due to production curtailments at the Company's rebar/merchant facilities in the first three quarters of the year and an increase in raw material billet costs at the Company's high quality rod production facilities.

At the Company's mini-mill facilities, the cost to convert scrap into finished steel products rose modestly in fiscal 1996 to approximately $122 per ton, compared with $119 per ton for fiscal 1995. The increase was primarily the result of production curtailments to reduce inventory levels. The Company also experienced a transformer failure at the Birmingham, Alabama facility in the second quarter which contributed to the rise in conversion cost.

Scrap raw material cost at the Company's rebar/merchant mini-mills rose slightly to an average of $137 per ton for fiscal 1996 compared with $136 per ton for fiscal 1995. While scrap pricing did rise modestly early in the year, prices stabilized at an average of $137 per ton for the second and third quarters and dropped to an average of $136 per ton in the last quarter of fiscal 1996.

The cost of conversion in the Company's high quality rod mills rose to an average of $64 per ton compared with $53 per ton for fiscal 1995. The increased conversion cost is primarily attributed to reduced production efficiencies due to a reallocation of employees to the Company's new bar mill which began start-up operations in May.

High quality billet raw material cost at the Company's rod operations averaged $345 per ton in fiscal 1996, up $19 per ton compared with $326 per ton in the prior year period. The Company has begun construction of a high quality melting facility in Memphis, Tennessee designed to initially supply approximately 1 million tons of the Company's high quality billet requirements. Contracts for the construction of the facility were awarded in June with an expected capital cost of approximately $200 million. Start-up of the facility is scheduled for the fourth calendar quarter of 1997.

Depreciation and amortization expense increased in fiscal 1996 to $34,701,000 from $32,310,000 reported last year. This increase was primarily due to the recognition of depreciation on fixed assets purchased during fiscal 1996 and fiscal 1995 and amortization of goodwill associated with the Company's purchase of certain assets of Western Steel Limited and the stock of Richmond Steel Recycling Limited, a subsidiary of Western Steel Limited (see Note 2 to the Consolidated Financial Statements) in fiscal 1996.

Fiscal 1995 compared to fiscal 1994
Cost of sales (other than depreciation and amortization) as a percentage of net sales, decreased in fiscal 1995 compared with fiscal 1994 essentially due to an overall rise in average steel selling prices and the absence of acquisition costs which negatively impacted rod/wire cost of sales as a percentage of net sales in fiscal 1994 partially offset by a modest rise in steel conversion costs at the Company's mini-mills and increased scrap raw material costs.

Depreciation and amortization expense increased 16.8 percent in fiscal 1995 compared with fiscal 1994 primarily due to the recognition of a full year's depreciation on the assets of American Steel and Wire Corporation (ASW) acquired in November 1993 (see Note 2 to the Consolidated Financial Statements).


Selling, General and Administrative Expenses ("SG&A")

Fiscal 1996 compared to fiscal 1995
SG&A amounted to $37,731,000 in fiscal 1996, a decline of 12.6 percent from $43,149,000 reported in fiscal 1995. The favorable decline is due to decreased costs associated primarily with salaries and benefits, partially offset by additional costs under the Company's information technology contract with Electronic Data Systems (EDS). The EDS contract was renegotiated in the fourth quarter of fiscal 1996 (See Note 8 to the Consolidated Financial Statements). As a percentage of net sales, fiscal 1996 SG&A were 4.5 percent, compared with 4.9 percent last fiscal year.

Fiscal 1995 compared to fiscal 1994
SG&A increased 27.5 percent in fiscal 1995 to $43,149,000 from $33,847,000 reported in fiscal 1994. The rise in SG&A expenses was primarily due to the full year inclusion of ASW's SG&A. As a percentage of net sales, fiscal 1995 SG&A were 4.9 percent, compared with 4.8 percent for fiscal 1994.


Interest Expense

Fiscal 1996 compared to fiscal 1995
Interest expense increased to $12,036,000 in fiscal 1996 compared with $8,889,000 in the prior year primarily due to the funding in mid-December of a $150 million private debt placement and increased debt levels on the Company's short-term lines of credit during the first half of fiscal 1996. The increase in interest was partially offset by capitalized interest related to construction projects amounting to approximately $6.4 million in fiscal 1996, compared with $2.1 million in the prior year.

Fiscal 1995 compared to fiscal 1994
Interest expense decreased significantly in fiscal 1995 to $8,889,000 from $11,061,000 reported in fiscal 1994, primarily reflecting a 34 percent decline in the Company's average outstanding debt from fiscal 1994 to fiscal 1995. The Company capitalized approximately $2.1 million in interest related to construction projects during fiscal 1995, compared with $2.9 million in fiscal 1994.

Income Tax
The Company's effective income tax rate in fiscal 1996 was 7.7 percent, reflecting the income tax benefit from the current year loss before taxes partially offset by certain permanent differences relating primarily to goodwill amortization.

The Company's effective income tax rates in fiscal 1995 and 1994 were 40.9 percent and 40.7 percent, respectively, reflecting the Company's historical tax rates.


LIQUIDITY AND CAPITAL RESOURCES

Operating Activities
Net cash provided by operating activities in fiscal 1996 was $50.5 million, compared with $72.8 million reported in fiscal 1995. This decrease in operating cash flow is essentially the result of a decrease in net income and changes in operating assets, principally inventory, and liabilities partially offset by the write-down of equipment and other assets as a result of the Company's mill modernization program. The increase in inventory resulted primarily from elevated purchases of billets at the Company's rod and bar facilities partially offset by decreased finished goods inventory levels at the Company's mini-mills as a result of planned production curtailments. The increase in accounts payable is also attributable to the elevated purchasing levels of billets at the Company's rod production facilities and increased expenditures related to the Company's mill modernization program (see "Capital Expenditures" below).

Investing Activities
Net cash flow used in investing activities was $193.3 million in fiscal 1996, compared with $74.0 million in fiscal 1995. In fiscal 1996, the Company invested approximately $172 million to finance recently completed or current projects encompassed in its mill modernization program (see "Capital Expenditures" below).

In the first quarter of fiscal 1996, the Company acquired certain assets of Western Steel Limited and in a related transaction in the second quarter, Birmingham Recycling Investment Company, a subsidiary of the Company, purchased the stock of Richmond Steel Recycling Limited, a subsidiary of Western Steel Limited for a total purchase price of approximately $16.9 million (see Note 2 to the Consolidated Financial Statements).

Capital Expenditures
The Company invested approximately $172 million in capital modernization projects during fiscal 1996 primarily related to the Company's mill modernization program. Included in the mill modernization program is a new $115 million bar and rod mill in Cleveland, Ohio. This state-of-the-art facility, which began start-up operations in May, will approximately double the Cleveland facility's production and shipment capacity to approximately 1.1 million tons annually of high quality steel products. Also included in the mill modernization program is construction of a high quality melting facility in Memphis, Tennessee at an expected capital cost of approximately $200 million, to provide the majority of the billet needs for the Company's rod and bar production facilities in Cleveland, Ohio. Start-up of the Memphis facility is scheduled for the fourth calendar quarter of 1997. In July, the Company started up the new electric arc furnace at the Seattle, Washington facility with excellent production results exceeding initial expectations.

Eventual funding for the above mentioned projects is expected to be derived from available cash reserves, net cash flow and/or negotiated short-term or long-term financing arrangements.


Financing Activities
Net cash provided by financing activities was $145.1 million in fiscal 1996 compared with net cash used in financing activities of $23.5 million in fiscal 1995. In fiscal 1996 the Company completed a $15 million, 30 year tax-free bond financing at Cleveland and issued $150 million in senior debt notes with an average interest rate of 7.05 percent in mid-December, using a portion of the proceeds to pay down the short-term lines of credit. During the year the Company also purchased approximately 33,000 shares of its Common Stock in the open market pursuant to Board authorization.

Working Capital
Working capital in fiscal 1996 was $211.6 million, compared with $206.9 million in fiscal 1995 and $213.1 million in fiscal 1994.

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

The Company has been advised by the Virginia Department of Waste Management of certain conditions involving the disposal of hazardous materials at the Company's Norfolk, Virginia property which existed prior to the Company's acquisition of the facility. The Company has also been notified by the Department of Toxic Substances Control (DTSC) of the Environmental Protection Agency of the State of California of certain environmental conditions regarding its property in Emeryville, California. The Company has performed environmental assessments of these sites and developed work plans for remediation of the properties for approval by the applicable regulatory agencies. The Company has received approval by DTSC for its remedial action plan for the Emeryville site and is currently implementing the plan.

As part of its ongoing compliance and monitoring programs, the Company is voluntarily developing work plans for environmental conditions involving certain of its operating facilities and properties which are held for sale. Based upon the Company's study of the known conditions and its prior experience in investigating and correcting environmental conditions, the Company estimates that the potential cost of these site restoration and remediation efforts may range from $3,050,000 to $5,250,000. Approximately $2,761,000 of these costs is recorded in accrued liabilities at June 30, 1996. The remaining costs principally consist of site restoration and environmental exit costs to ready the idle facilities for sale (see Note 12 to the Consolidated Financial Statements), and have been considered in determining whether the carrying amounts of the properties exceed their net realizable values. These expenditures are expected to be made in the next one to two years, if the necessary regulatory agency approvals of the Company's work plans are obtained.

Though the Company believes it has adequately provided for the costs of all known environmental conditions, the applicable regulatory authorities could insist upon different and possibly more costly remediative measures than those believed by the Company to be adequate and in accordance with existing law. Except as stated above, the Company believes that it is currently in compliance with all known material and applicable environmental regulations.

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




Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                          BIRMINGHAM STEEL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                     (In thousands, except number of shares)


                                                              June 30,
                                                        ---------------------
                                                          1996         1995
                                                        ----------  ---------
ASSETS

Current assets:
  Cash and cash equivalents                             $  6,663    $  4,311
  Accounts receivable, net of allowance for
    doubtful accounts of $1,554 at June 30, 1996;
    $1,368 at June 30, 1995                              111,565     110,883
  Inventories                                            196,752     173,053
  Prepaid expenses                                         1,390       1,154
  Other                                                   11,623      13,595
                                                        --------    --------
       Total current assets                              327,993     302,996

Property, plant and equipment
  (including property and equipment, net,
   held for  disposition  of $18,210  and
   $27,655 at June 30, 1996 and June 30,
   1995, respectively):
  Land and buildings                                     123,465     117,835
  Machinery and equipment                                376,744     350,275
  Construction in progress                               178,011      53,932
                                                        --------    --------
                                                         678,220     522,042
  Less accumulated depreciation                         (134,196)   (110,385)
                                                        --------    --------
       Net property, plant and equipment                 544,024     411,657

Excess of cost over net assets acquired                   46,077      32,338
Other assets                                               9,893       9,813
                                                        --------    --------

       Total assets                                     $927,987    $756,804
                                                        ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable                                          $     -     $ 8,020
  Accounts payable                                        83,226      63,082
  Accrued operating expenses                               5,936       4,137
  Accrued payroll expenses                                 6,888       8,791
  Income taxes payable                                       369         583
  Other accrued liabilities                               19,979      11,482
                                                        --------    --------
       Total current liabilities                         116,398      96,095

Deferred income taxes                                     50,292      53,265

Deferred compensation                                      5,606       5,225

Long-term debt less current portion                      307,500     142,500

Commitments and contingencies                                  -           -

Stockholders' equity:
  Preferred stock, par value $.01;
    authorized: 5,000,000 shares                               -           -
  Common stock, par value $.01;
    authorized: 75,000,000 shares;
    issued and outstanding: 29,679,761
    at June 30, 1996 and 29,594,286 at
    June 30, 1995                                            297         296
  Additional paid-in capital                             331,430     330,490
  Treasury stock, 1,070,727 and 1,098,356
    shares at June 30,1996 and June 30,
    1995, respectively, at cost                          (21,148)    (21,909)
  Unearned compensation                                   (2,165)     (2,537)
  Retained earnings                                      139,777     153,379
                                                        --------    --------

       Total stockholders' equity                        448,191     459,719
                                                        --------    --------

       Total liabilities and stockholders' equity       $927,987    $756,804
                                                        ========    ========

                             See accompanying notes.



                          BIRMINGHAM STEEL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)


                                                  For the Years Ended June 30,
                                                 -----------------------------
                                                   1996      1995      1994
                                                 --------  --------  ---------

Net sales                                        $832,489  $885,553  $702,893

Cost of sales:
  Other than depreciation
     and amortization                             730,447   723,558   599,154
  Depreciation and amortization                    34,701    32,310    27,671
                                                 --------  --------  --------

  Gross profit                                     67,341   129,685    76,068

Provision for loss on mill modernization
   program and unusual items                       23,907     1,337         -
Selling, general and administrative                37,731    43,149    33,847
Interest                                           12,036     8,889    11,061
                                                 --------  --------  --------

                                                   (6,333)   76,310    31,160

Other income, net                                   3,975     9,443     4,689
                                                 --------  --------  --------


Income (loss) before income taxes and
  cumulative effect of a change in
  accounting principle                             (2,358)   85,753    35,849

Provision for (benefit from) income taxes            (181)   35,104    14,603
                                                 --------  --------  --------

Income (loss) before cumulative effect of a
  change in accounting principle                   (2,177)   50,649    21,246

Cumulative effect, as of July 1, 1993,
  of a change in the method of accounting
  for income taxes                                      -         -       380
                                                 --------  --------  --------


   Net income (loss)                             $ (2,177) $ 50,649  $ 21,626
                                                 ========  ========  ========


Weighted average shares outstanding                28,566    29,162    24,595
                                                 ========  ========  ========


Earnings (loss) per share:
  Income (loss) before cumulative effect
    of a change in accounting principle          $  (0.08) $   1.74  $   0.86

  Cumulative effect, as of July 1, 1993,
    of a change in the method of accounting
    for income taxes                                    -         -      0.02
                                                 --------  --------  --------


   Net income (loss)                             $  (0.08) $   1.74  $   0.88
                                                 ========  ========  ========

                            See accompanying notes.


                          BIRMINGHAM STEEL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                               For the Years Ended June 30,
                                            ----------------------------------
                                                1996        1995         1994
                                            ----------   ---------   ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                         $  (2,177)   $  50,649   $  21,626
  Adjustments to reconcile net income
    (loss) to net cash provided by
    operating activities:
      Cumulative effect of change in
        accounting principle                        -            -        (380)
      Depreciation and amortization            34,701       32,310      27,671
      Provision for doubtful accounts
        receivable                                418          540       1,107
      Deferred income taxes                    (4,150)      10,537       2,810
      Write-down of equipment and
        other assets                           13,269        1,337           -
      Other                                     3,829        4,204       4,082

  Changes in operating  assets and
    liabilities,  net of effects  from
    business acquisitions:
      Accounts receivable                         847        4,400     (17,964)
      Inventories                             (23,291)     (47,808)    (15,132)
      Prepaid expenses                           (236)          47       1,981
      Other current assets                      2,378       (7,546)     (2,045)
      Accounts payable                         16,113       23,836        (538)
      Income taxes payable                       (213)      (2,910)      3,493
      Other accrued liabilities                 8,655        2,533      (2,184)
      Deferred compensation                       381          709         787
                                            ---------    ---------   ---------

      Net cash provided by operating
        activities                             50,524       72,838      25,314

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and
    equipment                                (171,778)     (76,193)    (40,438)
  Payments for business acquisitions          (16,916)     (11,374)     (5,391)
  Net proceeds from sale of mine roof
    bolt business unit                              -       15,542           -
  Proceeds from disposal of property,
    plant and equipment                           219          615       8,399
  Additions to other non-current assets        (5,489)      (2,935)     (3,300)
  Reductions in other non-current assets          672          394         405
                                            ---------    ---------   ---------

      Net cash used in investing activities  (193,292)     (73,951)    (40,325)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net short-term borrowings and repayments     (8,020)       8,020     (73,332)
  Proceeds from issuance of long-term debt    165,000            -     130,000
  Payments of long-term debt                        -            -    (158,316)
  Proceeds from issuance of common stock          105        2,150     154,111
  Issuance of stock from treasury                   -            -       1,107
  Purchase of treasury stock                     (540)     (21,974)       (348)
  Cash dividends paid                         (11,425)     (11,688)     (9,565)
                                            ---------    ---------   ---------

      Net cash provided by (used in)
        financing activities                  145,120      (23,492)     43,657
                                            ---------    ---------   ---------

Net increase (decrease) in cash and cash
   equivalents                                  2,352      (24,605)     28,646

Cash and cash equivalents at:
  Beginning of period                           4,311       28,916         270
                                            ---------    ---------   ---------

  End of period                             $   6,663    $   4,311   $  28,916
                                            =========    =========   =========


Supplemental cash flow disclosures:
  Cash paid during the period for:
    Interest (net of amounts capitalized)   $  11,500    $   8,611   $  11,715
    Income taxes                            $   5,570    $  31,646   $   6,853


                            See accompanying notes.



                                                                           BIRMINGHAM STEEL CORPORATION
                                                            CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                                  (In thousands, except share and per share data)


                                                                For the Years Ended June 30, 1996, 1995 and 1994
                                          -----------------------------------------------------------------------------------------

                                              Common Stock                     Treasury Stock
                                          --------------------   Additional  ------------------     Unearned              Total
                                                                  Paid-in                            Compen-  Retained Stockholders'
                                           Shares      Amount     Capital      Shares     Amount     sation   Earnings   Equity
                                          ----------- --------   ----------  ---------- ---------  --------- --------- -------------

Balances at June 30, 1993                 22,177,612   $  222     $131,881    (773,631)   $(9,221)  $(1,817)  $102,356   $223,421

Issuance of shares:
  Public offering of common shares         5,750,000       57      153,152           -          -         -          -    153,209

  Acquisition of American Steel & Wire
   Corporation (Note 2)                    1,273,804       13       37,764     725,553      8,658         -          -     46,435

  Options exercised, net of tax benefit      187,758        2        4,488      62,163        911    (2,038)         -      3,363

Purchase of treasury stock                         -        -            -     (14,085)      (348)        -          -       (348)

Reduction of unearned compensation                 -        -            -           -          -       908          -        908

Net income                                         -        -            -           -          -         -     21,626     21,626

Cash dividends declared,
  $.40 per share                                   -        -            -           -          -         -     (9,565)    (9,565)

                                          ----------- --------   ----------  ---------- ---------  --------- --------- -------------

Balances at June 30, 1994                 29,389,174      294      327,285           -          -    (2,947)   114,417    439,049

Options exercised, net of tax benefit        205,112        2        3,205       3,044         65      (792)         -      2,480

Purchase of treasury stock                         -        -            -  (1,101,400)   (21,974)        -          -    (21,974)

Reduction of unearned compensation                 -        -            -           -          -     1,202          -      1,202

Net income                                         -        -            -           -          -         -     50,649     50,649

Cash dividends declared,
  $.40 per share                                   -        -            -           -          -         -    (11,687)   (11,687)
                                          ----------- --------   ----------  ---------- ---------  --------- --------- ------------

Balances at June 30, 1995                 29,594,286      296      330,490  (1,098,356)   (21,909)   (2,537)   153,379    459,719

Options exercised, net of tax benefit         85,475        1          940      60,929      1,301    (1,413)         -        829

Purchase of treasury stock                         -        -            -     (33,300)      (540)        -          -       (540)

Reduction of unearned compensation                 -        -            -           -          -     1,785          -      1,785

Net loss                                           -        -            -           -          -         -     (2,177)    (2,177)

Cash dividends declared,
  $.40 per share                                   -        -            -           -          -         -    (11,425)   (11,425)

                                          ----------- --------   ----------  ---------- ---------  --------- --------- -------------

Balances at June 30, 1996                 29,679,761   $  297     $331,430  (1,070,727)  $(21,148)  $(2,165)  $139,777  $ 448,191
                                          =========== ========   ==========  ========== =========  ========= ========= =============

                                                                        See accompanying notes.



                          BIRMINGHAM STEEL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          June 30, 1996, 1995 and 1994


1. Description of the Business and Significant Accounting Policies


Description of the Business

Birmingham Steel Corporation (the Company) operates steel mini-mills in the United States producing steel reinforcing bar, merchant products and high quality rod and wire. The Company operates in one industry segment and sells to third parties primarily in the construction and automotive industries throughout the United States and Canada.


Principles of consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated.


Cash equivalents

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The carrying amounts reported in the accompanying consolidated balance sheets for cash and cash equivalents approximate their fair values.


Inventories

Inventories are stated at the lower of cost or market value. The cost of inventories is determined using the first-in, first-out method.


Property, plant and equipment

Property, plant and equipment are stated at cost. Depreciation is provided using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes. Estimated useful lives range from ten to thirty years for buildings and from five to twenty years for machinery and equipment.


Excess of cost over net assets acquired

The excess of cost over net assets acquired (goodwill) is amortized on a straight-line basis over periods not exceeding twenty years. Accumulated amortization was approximately $6,663,000 and $3,999,000 at June 30, 1996 and 1995, respectively. The carrying value of goodwill will be reviewed if circumstances suggest that it has been impaired. If this review indicates that goodwill will not be recoverable, based on the estimated undiscounted cash flows over the remaining amortization period, the Company's carrying value of the goodwill will be reduced by the estimated shortfall of cash flows.


Other assets

Customer supply contracts and debt issuance costs, included in other assets, are amortized over the life of the contracts and debt instruments. Accumulated amortization was approximately $2,675,000 and $1,530,000 at June 30, 1996 and 1995, respectively. Other non-current assets are stated at the lower of cost or their estimated net realizable values.


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

On February 23, 1994, the Company issued 5,750,000 additional shares of common stock in a public offering. The proceeds from the offering were used, in part, to retire $75,000,000 of Senior Promissory Notes. On a supplemental basis, assuming the public offering had occurred on July 1, 1993, and the proceeds had been used to retire the notes at that time, net income per share would have been approximately $.92 for the year ended June 30, 1994. Pro forma supplementary earnings per share, assuming that both the acquisition of American Steel & Wire Corporation (ASW) and the stock offering had occurred on July 1, 1993 (See Note
2), would have been $.95 for such period.


Stock Based Compensation

The Company issues stock based awards in several forms as described in Note 10. These stock options and awards are accounted for in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". In October 1995, the Fnancial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", which provides an alternative to Opinion No. 25 in accounting for stock-based compensation issued to employees. The Statement allows for a fair value based method of accounting for employee stock options and similar equity instruments. However, for companies that continue to account for stock-based compensation arrangements under Opinion No. 25, Statement No. 123 requires disclosure of the pro forma effect on net income and earnings per share of its fair value based accounting for those arrangements. These disclosure requirements are effective for fiscal years beginning after December 15, 1995, or upon initial adoption of the Statement, if earlier. The Company continues to evaluate the provisions of Statement No. 123 and has not determined whether it will adopt the recognition and measurement provisions of that Statement.


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


Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.


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



2. Business Acquisitions

On August 8, 1995, the Company purchased certain assets of Western Steel Limited, a subsidiary of IPSCO Inc., located in Calgary, Alberta, Canada for a purchase price of approximately $11,206,000. On December 13, 1995, Birmingham Recycling Investment Company, a wholly owned subsidiary of the Company, completed a related transaction when it purchased the stock of Richmond Steel Recycling Limited, a scrap processing facility and subsidiary of Western Steel Limited, located in Richmond, British Columbia, Canada for a purchase price of approximately $5,710,000.

On December 31, 1994, the Company purchased Port Everglades Steel Corporation (PESCO), a steel distribution company headquartered in Fort Lauderdale, Florida for $11,400,000 in cash and assumption of liabilities of $3,100,000. The purchase price has been allocated to the assets and liabilities of PESCO based upon their estimated fair values. Pro forma results for fiscal 1995 would not be materially different from the amounts reported in the Company's consolidated income statements if the acquisition had occurred as of the beginning of the period.

On November 23, 1993, the Company acquired all of the outstanding capital stock of American Steel and Wire Corporation (ASW), a manufacturer of high quality steel rod and wire headquartered in Cuyahoga Heights, Ohio for a total purchase price of $55,720,000. The purchase price consisted of 1,999,357 shares of its common stock, valued at $46,435,000; approximately $5,214,000 paid to the stockholders of ASW; cash payments of $3,028,000 to redeem stock warrants and acquisition costs of $1,043,000. The results of operations for each of the two years ended June 30, 1996 include the operations of ASW. Assuming the acquisition had occurred at the beginning of fiscal 1994, pro forma net sales for the twelve months ended June 30, 1994 would have been $810,360,000. Pro forma net income and earnings per share would have been $23,198,000 and $.91, respectively.


3. Business Disposition

On March 12, 1995 the Company sold its mine roof bolt business unit for $17,300,000 in cash, less costs approximating $1,758,000, and a note receivable with a fair value of $4,200,000 and recognized a pretax gain, included in other income, of $2,200,000. In connection with the sale, the Company entered into a five year supply agreement to provide the purchaser the majority of its steel requirements.


4. Inventories

Inventories were valued as summarized in the following table (in thousands):

                                                    June 30,     June 30,
                                                      1996         1995
                                                    --------      --------
     At lower of cost (first-in, first-out)
      or market:
       Raw materials and mill supplies              $ 37,871      $ 45,074
       Work-in-progress                               95,423        51,516
       Finished goods                                 63,458        76,463
                                                    --------      --------
                                                    $196,752      $173,053
                                                    ========      ========
5. Property, Plant and Equipment

Capital expenditures totaled $171,823,000, $77,670,000 and $41,617,000 in fiscal 1996, 1995 and 1994, respectively, excluding amounts relating to business acquisitions. At June 30, 1996, the estimated costs to complete authorized projects under construction amounted to $200,000,000.

The Company capitalized interest of $6,429,000, $2,076,000 and $2,940,000 in fiscal 1996, 1995 and 1994, respectively, related to qualifying assets under construction. Total interest incurred, including amounts capitalized during these same periods, was $18,465,000, $10,965,000 and $14,001,000 respectively.

The aggregate carrying values of the idle facilities held for sale amounted to $18,210,000 and $27,655,000 at June 30, 1996 and 1995, respectively. The facilities are valued at the lower of their historical cost or their estimated net realizable values, after providing for estimated site restoration and other costs of disposal (see Note 12).


6. Short-Term Borrowing Arrangements

Under line of credit arrangements for short-term borrowings with four banks, the Company may borrow up to $185,000,000 with interest at market rates mutually agreed upon by the Company and the banks. One of these lines of credit supports a bankers' acceptance and commercial paper program. The full line of credit was available under these facilities at June 30, 1996.

The following information relates to the Company's borrowings, excluding commercial paper, under short-term credit facilities during the years ended June 30, 1996, 1995 and 1994 (in thousands):

                                         For the Years Ended June 30,
                                       --------------------------------
                                        1996        1995         1994
                                       -------    --------     --------

     Maximum amount outstanding        $96,326     $18,230     $161,825
     Average amount outstanding        $45,490     $   506     $ 64,657
     Weighted average interest rate        6.3%        6.6%         3.5%



7. Long-Term Debt

Long-term debt consists of the following (in thousands):

                                                         June 30,
                                                   -------------------
                                                     1996       1995
                                                   --------   --------
Capital lease obligations, interest rates
 principally ranging from 46% to 56% of
 bank prime, payable in 1999,
 2001 and 2025                                     $ 27,500   $ 12,500

Senior unsecured notes, $130,000 and
 $150,000 face amount, interest at
 7.28% and 7.05% respectively, payable 2001
 through December 2005                              280,000    130,000
                                                   --------   --------
                                                   $307,500   $142,500
                                                   ========   ========

The fair value of the Company's senior secured notes is estimated using discounted cash flow analysis, based on the Company's incremental borrowing rates for similar types of borrowings. The aggregate fair value of the Company's senior secured notes was approximately $274,500,000 at June 30, 1996. The carrying amounts of the variable rate capital lease obligations approximate their fair values.

Future maturities of long-term debt are as follows (in thousands):

                                 Capital        Other
        Fiscal                    Lease       Long-term
         Year                  Obligations       Debt          Total
        ------                 -----------    ----------     --------
        1997                     $  1,258       $      -     $  1,258
        1998                        1,259              -        1,259
        1999                        1,259              -        1,259
        2000                       11,009              -       11,009
        2001                          751              -          751
        Thereafter                 31,463        280,000      311,463
                                 --------       --------     --------
                                   46,999        280,000      326,999
        Less amount representing
         interest                 (19,499)             -      (19,499)
                                 ---------      --------     --------
                                 $ 27,500       $280,000     $307,500
                                 =========      ========     ========


Property, plant and equipment with a net book value of $4,166,000 is pledged as collateral on the capital lease obligations. The long-term debt obligations contain restrictive covenants, including debt restrictions and requirements to maintain working capital and debt to tangible net worth ratios.


8. Commitments

The Company leases office space and certain production equipment under operating lease agreements. The following is a schedule by year of future minimum rental payments, net of minimum rentals on subleases, required under operating leases that have initial lease terms in excess of one year as of June 30, 1996 (in thousands):

           Fiscal
            Year
           ------
            1997                                      $   835
            1998                                          709
            1999                                          509
            2000                                          461
            2001                                          373
            Thereafter                                    849
                                                      -------
                                                      $ 3,736
                                                      =======

Rental expense under operating lease agreements was $1,082,000, $1,281,000 and $1,178,000 in fiscal 1996, 1995 and 1994, respectively.

In April, 1995, the Company entered into a ten year contract with Electronic Data Systems (EDS), an information management and consulting firm. In April, 1996, the contract with EDS was renegotiated. Under the existing ten year contract, EDS will provide information systems development, technical support and consulting services to the Company. Future minimum payments under the contract are $2,600,000 per year.


9. Income Taxes

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows (in thousands):

                                                          June 30,
                                                   --------------------
                                                    1996          1995
                                                   -------      -------
     Deferred tax liabilities:
       Tax in excess of book depreciation          $62,138      $58,399
       Inventories                                       -          193
                                                   -------      -------
         Total deferred tax liabilities             62,138       58,592

     Deferred tax assets:
       NOL carryforward                              3,781        2,700
       AMT credit carryforwards                      6,333          319
       Deferred compensation                         2,154        2,043
       Worker's compensation                         1,708        1,242
       Other accrued liabilities                       605        1,361
                                                   --------     --------

         Total deferred tax assets                  14,581        7,665
                                                   --------     --------
         Net deferred tax liabilities              $47,557      $50,927
                                                   ========     ========


Deferred  tax  assets  and   liabilities   are  classified  as  follows  in  the
accompanying consolidated balance sheet (in thousands):

                                                         June 30,
                                                  ---------------------
                                                    1996          1995
                                                  --------     --------

       Included in other current assets           $(2,735)      $(2,338)
       Non-current deferred tax liability          50,292        53,265
                                                  --------      --------
                                                  $47,557       $50,927
                                                  ========      ========

At June 30, 1996, the Company has net operating loss carryforwards for federal income tax purposes of $10,095,000 that expire in years 2005 through 2006.

The provisions for income taxes consisted of the following (in thousands):

                                    For the Years Ended June 30,
                                  ---------------------------------
                                    1996        1995         1994
                                  ---------   --------     --------
     Current:
       Federal                     $ 3,517     $19,674      $ 8,594
       State                           506       4,893        3,199
       Foreign                         (54)          -            -
                                   --------    -------      -------
                                     3,969      24,567       11,793

     Deferred:
       Federal                      (3,596)      9,001        2,984
       State                          (554)      1,536         (174)
                                   --------    -------      -------
                                    (4,150)     10,537        2,810
                                   --------    -------      -------
                                    $ (181)    $35,104      $14,603
                                   ========    =======      =======


The provisions for income taxes differ from the statutory tax amounts as follows (in thousands):

                                       For the Years Ended June 30,
                                    --------------------------------
                                      1996        1995         1994
                                    -------     -------      --------
     Tax at maximum enacted
       statutory rates during
       the year                     $ (761)     $30,014      $12,547
     State income taxes-net            (31)       4,179        1,966
     Foreign                           (54)           -            -
     Effect of 1% federal
      tax rate increase
      on deferred taxes                  -            -          600
     Other                             665          911         (510)
                                    -------     -------      --------
                                    $ (181)     $35,104      $14,603
                                    =======     =======      ========


10. Stock Compensation Plans

In 1986, the Company established the Birmingham Steel Corporation 1986 Stock Option Plan whereby key employees may be granted options to purchase up to 900,000 shares of the Company's common stock at a price not less than 100% to 110% of the fair market value of the common stock on the date of grant. At June 30, 1996, a total of 243,675 shares were reserved for issuance under the plan, and an additional 24,749 shares were available for future grants. The options are exercisable in three annual installments commencing no earlier than the first anniversary of the date of grant of such options.

On July 18, 1989, the Company granted 338,528 options, exercisable at $14.08 per share, to all non-union employees who had not been previously granted options under the stock option plan for key employees. These non-union employees were granted 300,383 additional stock options, exercisable at $16.92 per share, on August 17, 1992.

A summary of activity relating to stock options is as follows:

                                           Price Range        Number of
                                            Per Share       Stock Options
         Outstanding, June 30, 1993        $6.89-$16.92         758,054
           Granted                                31.88           2,500
           Exercised                        6.89- 16.92        (177,466)
           Cancelled                       14.08- 16.92          (9,763)
                                                              ----------
         Outstanding, June 30, 1994         6.89- 31.88         573,325
           Granted                                                    -
           Exercised                        6.89- 16.92        (134,732)
           Cancelled                       14.18- 16.92          (3,323)
                                                              ----------
         Outstanding, June 30, 1995         6.89- 31.88         435,270
           Granted                                17.13         100,000
           Exercised                        6.89- 16.92         (73,635)
           Cancelled                       14.08- 16.92         (16,423)
                                                              ----------
         Outstanding, June 30, 1996         6.89- 31.88         445,212
                                                              ==========

         Exercisable, June 30, 1996         6.89- 31.88         343,963
                                                              ==========


The Birmingham Steel Corporation 1990 Management Incentive Plan provides for awards of incentive and non-qualified stock options, stock appreciation rights, common stock of the Company and cash for certain performance achievements. The Company has granted 317,250 shares, as adjusted for a 3 for 2 stock split in 1993, of restricted stock under the plan to date. The shares vest in annual installments over three to four years from the dates of the grants. As of June 30, 1996, 215,750 shares were vested and 582,750 shares were available for grant under the plan.

In April 1995, as part of the 1990 Management Incentive Plan, the Company established the Birmingham Steel Corporation Stock Accumulation Plan. The Plan provides for the payment of restricted stock, vesting in three years, to participants in lieu of a portion of their cash compensation. The Company has reserved 350,000 shares of the 900,000 shares of common stock issuable under the 1990 Management Incentive Plan for restricted stock grants under the Stock Accumulation Plan. As of June 30, 1996, 63,973 shares had been issued under the Plan.


11. Deferred Compensation and Employee Benefits

The Company recognized expenses of approximately $2,844,000, $3,064,000 and $2,571,000 in fiscal 1996, 1995 and 1994, respectively, in connection with a defined contribution plan to which non-union employees contribute and the Company makes discretionary and matching contributions based on employee compensation.

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

The Company has been advised by the Virginia Department of Waste Management of certain conditions involving the disposal of hazardous materials at the Company's Norfolk, Virginia property which existed prior to the Company's acquisition of the facility. The Company has also been notified by the Department of Toxic Substances Control (DTSC) of the Environmental Protection Agency of the State of California of certain environmental conditions regarding its property in Emeryville, California. The Company has performed environmental assessments of these sites and developed work plans for remediation of the properties for approval by the applicable regulatory agencies. The Company has received approval by DTSC for its remedial action plan for the Emeryville site and is currently implementing the plan.

As part of its ongoing environmental compliance and monitoring programs, the Company is voluntarily developing work plans for environmental conditions involving certain of its operating facilities and properties which are held for sale. Based upon the Company's study of the known conditions and its prior experience in investigating and correcting environmental conditions, the Company estimates that the potential costs of these site restoration and remediation efforts may range from $3,050,000 to $5,250,000. Approximately $2,761,000 of these costs is recorded in accrued liabilities at June 30, 1996. The remaining costs principally consist of site restoration and environmental exit costs to ready the idle facilities for sale, and have been considered in determining whether the carrying amounts of the properties exceed their net realizable values. These expenditures are expected to be made in the next one to two years, if the necessary regulatory agency approvals of the Company's work plans are obtained. Though the Company believes it has adequately provided for the cost of all known environmental conditions, the applicable regulatory agencies could insist upon different and more costly remediative measures than those the Company believes are adequate or required by existing law. Except as stated above, the Company believes that it is currently in compliance with all known material and applicable environmental regulations.


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


13. Disposition of Idle Facilities

In Fiscal 1995, the Company entered into an agreement to sell the real property at its idle facility in Ballard, Washington. In December, 1995, the Company incurred a write-off of $2,055,000, which is included in the provision for loss on mill modernization program, primarily related to the equipment at the Ballard facility after termination of the sales contract on the equipment. In August, 1995, the Company completed the exchange of the idle Kent, Washington facility and other property at the Seattle, Washington steel-making facility with the Port of Seattle for property owned by the Port which will be used in the Company's Seattle operations. No gain or loss was recognized as a result of the transaction.


14. Provision for Loss on Mill Modernization and Other Unusual Items

For the year ended June 30, 1996, the Company incurred charges for (1) write-down of equipment which will be removed from service as part of the Company's modernization and capital development program, (2) pre-operating/start-up expenses for the new melt shop in Seattle, Washington, the new bar mill in Cleveland, Ohio and the new melting facility in Memphis, Tennessee and (3) charges for other unusual items. The amounts included in provision for loss on mill modernization program and unusual items in the accompanying financial statements are as follows (in thousands):

                                                Year Ended
                                               June 30, 1996
                                               -------------
         Equipment write-downs                   $  6,580
         Property cleanup reserves                  1,700
         Pre-operating/start-up expenses            8,409
         Restructuring of EDS contract              4,522
         Severance/reorganization costs             1,064
         Other                                      1,632
                                                 ---------
            Total                                $ 23,907
                                                 =========






REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Birmingham Steel Corporation

We have audited the accompanying consolidated balance sheets of Birmingham Steel Corporation as of June 30, 1996 and 1995, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended June 30, 1996. Our audits also included the financial statement schedule listed in the index at Item 14(a)2. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Birmingham Steel Corporation at June 30, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 1 to the financial statements, in 1994 the Company changed its method of accounting for income taxes.



Ernst & Young LLP
- -----------------
Ernst & Young LLP

Birmingham, Alabama
August 2, 1996



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None


PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information contained on pages 4, 5 and 6 of Birmingham Steel Corporation's Proxy Statement dated September 13, 1996, with respect to directors and executive officers of the Company, is incorporated herein by reference in response to this item.


ITEM 11.  EXECUTIVE COMPENSATION

The information contained on pages 6 through 11 of Birmingham Steel Corporation's Proxy Statement dated September 13, 1996, with respect to directors and executive officers of the Company, is incorporated herein by reference in response to this item.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information contained on pages 2 and 3 of Birmingham Steel Corporation's Proxy Statement dated September 13, 1996, with respect to directors and executive officers of the Company is incorporated herein by reference in response to this item.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained on page 12 of Birmingham Steel Corporation's Proxy Statement dated September 13, 1996, with respect to certain relationships and related transactions is incorporated herein by reference in response to this item.


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


ITEM 14 (a) 1. INDEX TO CONSOLIDATED STATEMENTS COVERED BY REPORT OF INDEPENDENT AUDITORS

The following consolidated financial statements of Birmingham Steel Corporation are included in Item 8:

Consolidated Balance Sheets-June 30, 1996 and 1995

Consolidated Statements of Operations-Years ended June 30, 1996, 1995 and 1994

Consolidated Statements of Changes in Stockholders Equity-Years ended June 30, 1996, 1995 and 1994

Consolidated Statements of Cash Flows-Years ended June 30, 1996, 1995 and 1994

Notes to Consolidated Financial Statements-June 30, 1996

Report of Independent Auditors-June 30, 1996


ITEM 14 (a) 2.  INDEX TO CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statement schedules are filed as a separate section of this report.


Form 10-K
Schedules          Description
- -----------  -------------------------------------
VIII    -    Valuation and Qualifying Accounts


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

Exhibit           Description of Exhibits

3.1 Restated Certificate of Incorporation of the Registrant (incorporated by reference from Form 8-A, Exhibit 2.2, filed November 16, 1986)

3.2.1 By-Laws of the Registrant (incorporated by reference from Form 10-K for the fiscal year ended June 30, 1986, Exhibit 3.2)

3.2.2 Secretary's certification and Amendment to By-Laws of Registrant dated August 17, 1990 (incorporated by reference from Form 10-K for the fiscal year ended June 30, 1990,
                  Exhibit 3.2.1)

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

4.2 Birmingham Steel Corporation $150,000,000 Senior Note Purchase Agreement dated December 15, 1995 between the Registrant and the following group of investors: Connecticut General Life Insurance Company, Life Insurance Company of North America, CIGNA Property and Casualty Insurance Company, Principal Mutual Life Insurance Company, Nationwide Life Insurance Company, Employers Life Insurance Company of Wausau, The Northwestern Mutual Life Insurance Company, The Equitable Life Assurance Society of the United States, Sun Life Assurance Company of Canada (U.S.), Sun Life Assurance Company of Canada, Sun Life Insurance and Annuity Company of New York, The Minnesota Mutual Life Insurance Company, Mutual Trust Life Insurance Company, The Reliable Life Insurance Company, Federated Mutual Insurance Company, Federated Life Insurance Company, Minnesota Fire and Casualty Company, National Travelers Life Company, First National Life Insurance Company of America, Guarantee Reserve Life Insurance Company, First Colony Life Insurance Company, American United Life Insurance Company, The State Life Insurance Company, Ameritas Life Insurance Company (incorporated by reference from Form 10-Q for quarter ended December 31, 1995, Exhibit 4.1).

4.3               Shareholder   Rights  Plan  of  Registrant   (incorporated  by
                  reference from Form 8-K filed January 23, 1996).

10.1 1986 Stock Option Plan of Registrant, as amended (incorporated by reference from Registration Statement on Form S-8
                  (No. 33-16648), filed August 20, 1987)

10.2 Amended and Restated Management Security Plan, effective January 1, 1994 (incorporated by reference from Form 10-K for year ended June 30, 1994, Exhibit 10.2).

10.3 Steel Billet Sale and Purchase Master Agreement between American Steel & Wire Corporation and QIT-Fer et Titane, Inc. dated July 1, 1994 (incorporated by reference from Form 10-K for year ended June 30, 1995, Exhibit 10.3)

10.4 Billet Supply Agreement between American Steel & Wire Corporation and The Broken Hill Proprietary Company Ltd. and BHP Trading Inc. (incorporated by reference from Form 10-K for year ended June 30, 1995, Exhibit 10.4)

10.5 Supply Agreement, dated as of August 2, 1985, among MC Acquisition Corp., Birmingham Bolt Company, Inc., Magna Corporation, Contractors Material Co., Inc., and Hackney Steel Co., Inc. (incorporated by reference from Registration Statement No. 33-945, Exhibit 10.6.3, filed November 20, 1985)

10.6 1989 Non-Union Employees' Stock Option Plan of the Registrant (incorporated by reference from a Registration Statement on Form S-8, Registration No. 33-30848, filed August 31, 1989,
                  Exhibit 4.1)

10.7 Restated Non-Union Employees' 401(k) Plan restated as of January 1, 1990 (incorporated by reference from Post-Effective Amendment No. 1 to Form S-8, Registration No. 33-23563, filed July 12, 1990, Exhibit 4.1)

10.8 Special Severance Benefits Plan of the Registrant (incorporated by reference from the Annual Report on Form 10-K for the Year ended June 30, 1989, Exhibit 10.12)

10.9 Lease Agreement, as amended, dated July 13, 1993 between Torchmark Development Corporation and Birmingham Steel Corporation (incorporated by reference from Annual Report on Form 10-K for year ended June 30, 1994, Exhibit 10.11)

10.9.1 Amendment to Lease Agreement, as amended, dated July 13, 1993 between Torchmark Development Corporation and Birmingham Steel Corporation (incorporated by reference from Annual Report on Form 10-K for year ended June 30, 1994, Exhibit 10.11.1)

10.10 1990 Management Incentive Plan of the Registrant (incorporated by reference from a Registration Statement on Form S-8, Registration No. 33-41595, filed July 5, 1991, Exhibit 4.1)

10.11 1992 Non-Union Employees' Stock Option Plan of the Registrant (incorporated by reference from a Registration Statement on Form S-8, Registration No. 33-51080, filed August 21, 1992,
                  Exhibit 4.1)

10.12 Employment Agreement, dated January 5, 1996 between Registrant and Robert A. Garvey (incorporated by reference from Form 10-Q for quarter ended December 31, 1995 exhibit 10.1).

10.13 1995 Stock Accumulation Plan of the Registrant (incorporated by reference from a Registration Statement on Form S-8, Registration No. 33-64069, filed November 8, 1995, Exhibit 4.1)

22.1              Subsidiaries of the Registrant*

23.1              Consent of Independent Auditors*


* Being filed herewith


ITEM 14 (b).  REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the fourth quarter ended June 30, 1996.


ITEM 14 (c).  EXHIBITS

   None


ITEM 14 (d). CONSOLIDATED FINANCIAL STATEMENT SCHEDULES


                          BIRMINGHAM STEEL CORPORATION
                                  SCHEDULE VIII
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)


                          Balance              Provision   Less       Balance
                          at                   for         Accounts   at End
                          Beginning   Acquisi- Doubtful    Written    of
                          of Year     tion     Accounts    Off        Year
                          ---------   -------- ---------   --------  --------
Allowance for Doubtful
  Accounts:
Year ended June 30, 1996   $1,368     $   -      $418      $  232     $1,554

Year ended June 30, 1995    1,737       136       558       1,063      1,368

Year ended June 30, 1994    1,134       932     1,107       1,436      1,737



SIGNATURES

Pursuant to the requirements of Section 13, or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the Undersigned, thereunto duly authorized.

                                               BIRMINGHAM STEEL CORPORATION

                                               Robert A. Garvey    09/20/96
                                               ----------------------------
                                               Robert A. Garvey       Date
                                               Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


E. Mandell de Windt     09/20/96               Robert A. Garvey   09/20/96
- --------------------------------               ---------------------------
E. Mandell de Windt       Date                 Robert A. Garvey     Date
Chairman-Executive Committee                   Chairman of the Board,
                                               Chief Executive
                                               Officer, Director

Paul H. Ekberg          09/20/96               James A. Todd, Jr.  09/20/96
- --------------------------------               ----------------------------
Paul H. Ekberg           Date                  James A. Todd, Jr.    Date
Director                                       Director


Harry Holiday, Jr.      09/20/96               C. Stephen Clegg    09/20/96
- --------------------------------               ----------------------------
Harry Holiday, Jr.        Date                 C. Stephen Clegg      Date
Director                                       Director


George A. Stinson       09/20/96               E. Bradley Jones    09/20/96
- --------------------------------               ----------------------------
George A. Stinson        Date                  E. Bradley Jones      Date
Director                                       Director


Reginald H. Jones       09/20/96               T. Evans Wyckoff    09/20/96
- --------------------------------               ----------------------------
Reginald H. Jones        Date                  T. Evans Wyckoff      Date
Director                                       Director


William J. Cabaniss, Jr.09/20/96               Robert E. Powell    09/20/96
- --------------------------------               ----------------------------
William J. Cabaniss, Jr.  Date                 Robert E. Powell      Date
Director                                       Vice President-Controller


John M. Casey            9/20/96
- --------------------------------
John M. Casey             Date
Executive Vice President-
Finance & Chief Financial
Officer



EXHIBIT 22.1


                          BIRMINGHAM STEEL CORPORATION
                         SUBSIDIARIES OF THE REGISTRANT
                               AS OF JUNE 30, 1996


            American Steel & Wire Corporation, a Delaware corporation

                Norfolk Steel Corporation, a Virginia corporation

             Barbary Coast Steel Corporation, a Delaware corporation

             Birmingham Steel Overseas, Ltd, a Barbados corporation

            Port Everglades Steel Corporation, a Delaware corporation

         Birmingham Recycling Investment Company, a Delaware corporation

        Richmond Steel Recycling Limited, a British Columbia corporation




EXHIBIT NO. 23.1


CONSENT OF INDEPENDENT AUDITORS

We consent to the incorporation by reference (i) in the Registration Statement (Form S-8 No. 33-16648) pertaining to the Birmingham Steel Corporation 1986 Stock Option Plan; (ii) in the Registration Statement (Form S-8 No. 33-23563) pertaining to the Birmingham Steel Corporation Non-Union Employees' 401(k) Plan;
(iii) in the Registration Statement (Form S-8 No. 33-30848) pertaining to the Birmingham Steel Corporation 1989 Non-Union Stock Option Plan; (iv) in the Registration Statement (Form S-8 No. 33-41595) pertaining to the Birmingham Steel Corporation 1990 Management Incentive Plan; and (v) in the Registration Statement (Form S-8 No. 33-51080) pertaining to the Birmingham Steel Corporation 1992 NonUnion Employees' Stock Option Plans of our report dated August 2, 1996 with respect to the consolidated financial statements and schedule of Birmingham Steel Corporation included in the Annual Report (Form 10-K) for the year ended June 30, 1996.

Ernst & Young LLP
- ---------------------
Ernst & Young LLP


Birmingham, Alabama
September 16, 1996