Form 10-Q
period 1996-09-30
BIRMINGHAM STEEL CORP
filed 1996-11-13
CIK 779334

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 1996

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

                                 (205) 970-1200

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes x No .

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 28,653,625 Shares of Common Stock, Par Value $.01 Outstanding at November 8, 1996.

                          BIRMINGHAM STEEL CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                    (in thousands, except number of shares)


                                                   September 30,  June 30,
                                                       1996         1996
ASSETS                                              (Unaudited)  (Audited)
                                                    ----------   ---------

Current assets:
  Cash and cash equivalents                         $   7,397    $   6,663
  Accounts receivable, net of allowance
    for doubtful accounts of $1,579 at
    September 30, 1996; $1,554 at June 30, 1996       113,719      111,565
  Inventories                                         191,445      196,752
  Prepaid expenses                                      1,743        1,390
  Other                                                 6,512       11,623
                                                    ---------    ---------
       Total current assets                           320,816      327,993

Property, plant and equipment  (including
   property and equipment,  net, held for
   disposition  of $18,897 and $18,210 at
   September  30, 1996 and June 30, 1996,
   respectively):
  Land and buildings                                  138,684      123,465
  Machinery and equipment                             486,280      376,744
  Construction in progress                            106,605      178,011
                                                    ---------    ---------
                                                      731,569      678,220
  Less accumulated depreciation                      (143,722)    (134,196)
                                                    ---------    ---------
       Net property, plant and equipment              587,847      544,024

Excess of cost over net assets acquired                45,255       46,077
Other assets                                            8,740        9,893
                                                    ---------    ---------

       Total assets                                 $ 962,658    $ 927,987
                                                    =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable                                     $  46,120    $       -
  Accounts payable                                     62,772       83,226
  Accrued operating expenses                            5,705        5,936
  Accrued payroll expenses                              5,722        6,888
  Income taxes payable                                    370          369
  Other accrued liabilities                            26,799       19,979
                                                    ---------    ---------
       Total current liabilities                      147,488      116,398

Deferred income taxes                                  49,961       50,292

Deferred compensation                                   5,399        5,606

Long-term debt less current portion                   307,500      307,500

Commitments and contingencies                               -            -

Stockholders' equity:
  Preferred stock, par value $.01;
    authorized 5,000,000 shares                             -            -
  Common stock, par value $.01;
    authorized: 75,000,000 shares;
    issued and outstanding: 29,711,472
    at September 30, 1996 and 29,679,761
    at June 30, 1996                                      297          297
  Additional paid-in capital                          331,551      331,430
  Treasury stock, 1,059,490 and 1,070,727
    shares at September 30,1996 and
    June 30, 1996, respectively, at cost              (20,909)     (21,148)
  Unearned compensation                                (1,874)      (2,165)
  Retained earnings                                   143,245      139,777
                                                    ---------    ---------
       Total stockholders' equity
                                                      452,310      448,191
                                                    ---------    ---------

       Total liabilities and stockholders' equity   $ 962,658    $ 927,987
                                                    =========    =========

                            See accompanying notes.

                          BIRMINGHAM STEEL CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (in thousands, except per share data; unaudited)



                                              Three months ended September 30,
                                              --------------------------------
                                                    1996             1995
                                              --------------     -------------

Net sales                                       $    233,422     $    207,252

Cost of sales:
  Other than depreciation and amortization           198,700          172,799
  Depreciation and amortization                       10,716            8,030
                                                ------------     ------------
  Gross profit                                        24,006           26,423

Provision for loss on mill modernization
   program and unusual items                           1,422            1,306
Selling, general and administrative                    8,450           10,382
Interest                                               3,988            2,271
                                                ------------     ------------
                                                      10,146           12,464


Other income, net                                        614            1,363
                                                ------------     ------------


Income before income taxes                            10,760           13,827


Provision for income taxes                             4,412            5,649
                                                ------------     ------------


   Net income                                   $      6,348     $      8,178
                                                ============     ============



Weighted average shares outstanding                   28,625           28,521
                                                ============     ============


Earnings per share                              $       0.22     $       0.29
                                                ============     ============


Dividends declared per share                    $       0.10     $       0.10
                                                ============     ============


                            See accompanying notes.

                          BIRMINGHAM STEEL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                          Three months ended
                                                             September 30,
                                                       -------------------------
                                                          1996          1995
                                                       (unaudited)   (unaudited)
                                                       -----------   -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                             $  6,348      $  8,178
  Adjustments to reconcile net income
    to net cash provided by (used in)
    operating activities:
      Depreciation and amortization                        10,716         8,030
      Provision for doubtful accounts
       receivable                                              15            92
      Deferred income taxes                                  (331)        1,641
      Provision for loss on mill
        modernization program
        and unusual items                                       -             -
      Other                                                   559           720

     Changes in operating assets and
       liabilities, net of effects from
       business acquisition:
          Accounts receivable                              (2,169)       (2,305)
          Inventories                                       5,307       (25,054)
          Prepaid expenses                                   (353)         (667)
          Other current assets                              5,112         6,956
          Accounts payable                                (20,463)       (5,585)
          Income taxes payable                                  -           650
          Other accrued liabilities                         5,425         3,594
          Deferred compensation                              (207)           (4)
                                                         --------      --------

      Net cash provided by (used in)
       operating activities                                 9,959        (3,754)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment              (53,471)      (36,891)
  Payments for business acquisitions                            -       (11,250)
  Proceeds from disposal of property,
    plant and equipment                                         -            16
  Additions to other non-current assets                      (526)      (12,765)
  Reductions in other non-current assets                    1,218            81
                                                         --------      --------

      Net cash used in investing activities               (52,779)      (60,809)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net short-term borrowings and repayments                 46,120        51,063
  Proceeds from issuance of long-term debt                      -        15,000
  Proceeds from issuance of common stock                      296            59
  Purchase of treasury stock                                    -          (167)
  Cash dividends paid                                      (2,862)       (2,851)
                                                         --------      --------

      Net cash provided by financing
       activities                                          43,554        63,104
                                                         --------      --------

Net increase (decrease) in cash and
 cash equivalents                                             734        (1,459)

Cash and cash equivalents at:
  Beginning of period                                       6,663         4,311
                                                         --------      --------

  End of period                                          $  7,397      $  2,852
                                                         ========      ========


Supplemental cash flow disclosures:
 Cash paid during the period for:
    Interest (net of amounts capitalized)                $ (1,223)     $   (445)
    Income taxes                                         $      1      $    162

                            See accompanying notes.

                          BIRMINGHAM STEEL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 1996 and 1995


   1.    Description of the Business and Significant Accounting Policies


         Description of the Business

         Birmingham Steel Corporation (the Company) operates steel mini-mills in the United States producing steel reinforcing bar, merchant products and high quality rod and wire. The Company operates in one industry segment and sells to third parties primarily in the construction, manufacturing and automotive industries throughout the United States and Canada.


         Principles of consolidation

         The consolidated financial statements include the accounts of the Company and its subsidiaries. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated.


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


         Recent Accounting Pronouncements

         In March 1995, the Financial Accounting Standards Board issued Statement No. 121 that requires impairment losses to be recorded on long-lived assets used in operations, including goodwill, when impairment indicators are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of in future periods. The Company adopted Statement No. 121 in the first quarter of fiscal 1997 with no material effect on earnings or asset values.

         The Company issues stock based awards in several forms which are accounted for in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", which provides an alternative to Opinion No. 25, in accounting for stock-based compensation issued to employees. The
         Statement allows for a fair value based method of accounting for employee stock options and similar equity instruments. However, for companies that continue to account for stock-based compensation arrangements under Opinion No. 25, Statement No. 123 requires disclosure of the pro forma effect on net income and earnings per share of its fair value based accounting for those arrangements. The Company has elected to continue accounting for stock-based compensation arrangements in accordance with Opinion No. 25. However, the Company will adopt the disclosure requirements of Statement No. 123 in its annual report for fiscal 1997.


   2.    Business Acquisitions and Joint Ventures

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

         On August 30, 1996,  the Company  entered  into an Equity  Contribution
         Agreement with American Iron Reduction, L.L.C. (AIR), a 50 percent owned subsidiary of the Company, for the purpose of contructing a direct reduced iron (DRI) facility in Louisiana. Under the Equity Contribution Agreement, the Company is required to make an equity contribution to AIR of not less than $20,000,000 and not more than $27,500,000 upon completion of the DRI facility, which is expected to be completed by the end of calendar year 1997. The Company also entered into a DRI Purchase Agreement with AIR on August 30, 1996, whereby the Company will purchase a minimum of 600,000 metric tons of DRI annually. The DRI purchased will be utilized primarily at the Memphis melt shop as a substitute for premium, low-residual scrap.

         On September 18, 1996, Birmingham West Coast Corporation, a wholly owned subsidiary of the Company, entered into an agreement with Raw Materials Development Co., Ltd., an affiliate of Mitsui & Co., Ltd. (Mitsui) forming a limited liability company in southern California to collect, process and sell scrap. A definitive agreement to effect the purchase of certain assets of the estate of Hiuka America Corporation and certain of its affiliates has been executed by Mitsui and the other parties thereto. The definitive agreement will be assigned to the limited liability company prior to the closing of the purchase. The purchase is contingent upon the receipt of certain regulatory and court approvals and certain other conditions. The transaction is expected to close by the end of calendar 1996.


   3.    Inventories

         Inventories were valued as summarized in the following table (in thousands):
                                                September 30,   June 30,
                                                    1996          1996
                                                -------------  -----------
         At lower of cost (first-in,
          first-out) or market:
           Raw materials and mill supplies        $ 40,301      $ 37,871
           Work-in-progress                         88,365        95,423
           Finished goods                           62,779        63,458
                                                  --------      --------
                                                  $191,445      $196,752
                                                  ========      ========

   4.    Borrowing Arrangements

         Under line of credit arrangements for short-term borrowings with four banks, the Company may borrow up to $185,000,000 with interest at market rates mutually agreed upon by the Company and the banks. One of these lines of credit supports a bankers' acceptance and commercial paper program. Approximately $138,880,000 was available under these facilities at September 30, 1996.

         On September 1, 1995, American Steel & Wire Corporation (ASW), a wholly-owned subsidiary of the Company, issued $15,000,000 in Solid Waste Disposal Revenue Bonds under the authority of the Ohio Water Development Authority. The bonds have a term of thirty years at a variable market interest rate. The proceeds of the bonds have been used to construct a waste water treatment facility at the Company's new bar mill located in Cleveland, Ohio.

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



   5.   Contingencies

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

        As part of its ongoing environmental compliance and monitoring programs, the Company is voluntarily developing work plans for environmental conditions involving certain of its operating facilities and properties which are held for sale. Based upon the Company's study of the known conditions and its prior experience in investigating and correcting environmental conditions, the Company estimates that the potential costs of these site restoration and remediation efforts may range from
        $3,050,000  to  $5,250,000.  Approximately  $2,659,000 of these costs is recorded in accrued liabilities at September 30, 1996. The remaining costs principally consist of site restoration and environmental exit costs to ready the idle facilities for sale, and have been considered in determining whether the carrying amounts of the properties exceed their net realizable values. These expenditures are expected to be made in the next one to two years, if the necessary regulatory agency approvals of the Company's work plans are obtained. Though the Company believes it has adequately provided for the cost of all known environmental conditions, the applicable regulatory agencies could insist upon different and more costly remediative measures than those the Company believes are adequate or required by existing law. Additionally, if other environmental conditions requiring remediation are discovered, site restoration costs could exceed the Company's estimates. Except as stated above, the Company believes that it is currently in compliance with all known material and applicable environmental regulations.


        Legal Proceedings

        The Company is involved in litigation relating to claims arising out of its operations in the normal course of business. Such claims are generally covered by various forms of insurance. In the opinion of management, any uninsured or unindemnified liability resulting from existing litigation would not have a material effect on the Company's business, financial position, liquidity or results of operations.



   6.   Disposition of Idle Facilities

        In Fiscal 1995, the Company entered into an agreement to sell the real property at its idle facility in Ballard, Washington. In December, 1995, the Company incurred a write-off of $2,055,000, which is included in the provision for loss on mill modernization program, primarily related to the equipment at the Ballard facility after termination of the sales contract on the equipment. In August, 1995, the Company completed the exchange of the idle Kent, Washington facility and other property at the Seattle, Washington steel-making facility with the Port of Seattle for property owned by the Port which is being used in the Company's Seattle operations. No gain or loss was recognized as a result of the transaction.



   7.   Provision for Loss on Mill Modernization and Other Unusual Items

        The provision for loss on mill modernization program in the accompanying financial statements consists of pre-operating/start-up expenses related to the Company's on-going capital improvement plans.


   8.   Subsequent Events

        On October 8, 1996, the Company issued a $26,000,000, 30 year variable rate industrial revenue bond. The Company will use the proceeds of the tax-free bond to finance certain portions of its new Memphis melt shop.

            Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Statements contained in this report which are not purely historical or which might be considered an opinion or projection concerning the Company or its business, whether express or implied, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, without limitation, statements expressing the Company's expectations, hopes, anticipations, intentions, plans or strategies regarding the future. Forward-looking statements involve risks and uncertainties described below under the heading "Risk Factors That May Affect Operating Results" which could cause actual results to differ materially from those projected.

In the first quarter of fiscal 1997, the Company reported net income of $6,348,000, compared with $8,178,000 in the first quarter of fiscal 1996. Earnings per share for the quarter were $.22, compared with $.29 reported in the prior year period. First quarter earnings reflected a $1.4 million pretax charge for expenses associated with the start-up of the new bar mill in Cleveland, Ohio and pre-operating charges related to the new melt shop currently under construction in Memphis, Tennessee. Prior year first quarter earnings reflected a $1.3 million pretax charge related to the start-up of the melt shop in Seattle, Washington. First quarter steel shipments were 669,000 tons, compared with 574,000 tons shipped a year ago. Net sales for the first quarter were $233,422,000, compared with $207,252,000 in the first quarter last year.


Net Sales

Net sales increased approximately 13 percent in the first quarter to $233,422,000, compared with $207,252,000 in the prior year period. Steel shipments in the first quarter increased approximately 17 percent from the prior year level, resulting primarily from an increase in the sale of rebar and rod/bar products compared with the prior year period.

The average steel selling price for the Company's rebar/merchant products was $307 per ton in the first quarter, a rise of $7 per ton from $300 per ton in the immediately preceding quarter but a decline of $10 per ton compared with the first quarter of fiscal 1996. While rebar/merchant pricing experienced a favorable increase over the immediately preceding quarter, rebar/merchant pricing is not expected to improve further in the near term due to the onset of the seasonally weaker winter months.

First quarter shipment of high quality rod and bar products increased 25 percent to 154,000 tons compared with 123,000 tons in the prior year period. While shipment volumes for rod and bar products rose, the average selling price declined $30 per ton to $453 per ton in the first quarter compared with $483 per ton in the prior year period. Pricing is expected to improve over the fiscal year as the new bar mill in Cleveland completes its start-up phase of production and begins producing higher quality bar products.

Cost of Sales

As a percentage of net sales, cost of sales (other than depreciation and amortization) increased to 85.1 percent compared to 83.4 percent in the first quarter last year. This increase resulted primarily from lower selling prices and increased conversion costs at the Company's rod and bar facility in Cleveland but was partially offset by improved raw material billet and scrap pricing over the prior year period and record conversion costs at the Company's rebar/merchant facilities.

During the first quarter, the Company achieved record conversion costs of $114 per ton at its rebar/merchant facilities, which equals conversion costs achieved in the fourth quarter of fiscal 1994. The conversion costs for the first quarter declined $5 per ton compared with $119 per ton in the first quarter of the prior year. Conversion costs become a part of product costs and flow through inventory into cost of sales as products are sold. Therefore, conversion costs in the first quarter do not have a full impact on first quarter cost of sales.

Operating efficiency at the Company's rebar/merchant mini-mills was high during the first quarter, as steel melting production records were set. The Company also achieved record consolidated rolling production for the quarter at its rebar/merchant and rod/wire production facilities.

Conversion costs at the Company's rod and wire facility was $77 per ton in the first quarter compared with $58 per ton in the first quarter of last year. The increase in conversion costs is primarily attributable to low production levels of the new bar mill which operated in a start-up mode during the first quarter.

First quarter raw material billet cost at the Company's high quality rod and bar mills declined $14 per ton to $357 per ton in the first quarter compared with $371 per ton in the prior year first quarter. The Company is currently constructing a high quality steel melting facility in Memphis to supply approximately 1 million tons annually of the rod and bar operating billet requirements. The facility is scheduled for start-up in the fourth quarter of calendar 1997 at an expected capital cost of approximately $200 million.

Depreciation and amortization expense increased to $10,716,000 from $8,030,000 in the first quarter of fiscal 1996, primarily due to the recognition of depreciation on fixed asset additions during fiscal 1996 in the first quarter of fiscal 1997.


Selling, General and Administrative Expenses (SG&A)

SG&A decreased from $10,382,000 in the first quarter of fiscal 1996 to $8,450,000 in the first quarter of the current fiscal year. The favorable decline is primarily attributable to decreased costs associated with salaries and benefits and cost savings resulting from the renegotiation of the Company's contract with Electronic Data Systems (EDS). The EDS contract was renegotiated in the fourth quarter of fiscal 1996. As a percent of net sales, first quarter SG&A expenses were 3.6 percent, compared with 5.0 percent last year.

Interest Expense

Interest expense increased to $3,988,000 in the first quarter compared with $2,271,000 in the prior year first quarter. The increase is primarily due to interest associated with the funding of the Company's $150 million private debt placement in the second quarter of fiscal 1996. Interest expense is expected to increase for the remainder of the fiscal year due to an increase in debt levels. The increase in interest was partially offset by capitalized interest related to construction projects amounting to approximately $1.8 million in the first quarter compared with $.9 million capitalized in the first quarter of fiscal 1996. In October of this year the Company completed the financing of a $26 million IRB related to the construction of the Memphis melting facility.

Income Taxes

Effective income tax rates for the first quarters of fiscal 1997 and fiscal 1996 were 41.0% and 40.9%, respectively.

Liquidity and Capital Resources

Operating Activities

In the first quarter of fiscal 1997, net cash provided by operating activities was $10.0 million, compared with net cash used in operating activities of $3.8 million reported in the first quarter of last year. The favorable increase in cash flow was essentially due to a decline in operating inventory levels at the Company's production facilities compared to a substantial increase in inventory in the prior year quarter offset by a decline in accounts payable. The decline in inventories was accomplished primarily through production curtailments during the prior year combined with increased sales volumes in the first quarter of fiscal 1997 over the prior year.

Investing Activities

Net cash used in investing activities during the first quarter was $52.8 million, compared with $60.8 million last year. During the first quarter of the prior year, the Company acquired certain assets of Western Steel Limited for a purchase price of approximately $11.2 million (see Note 2 to Consolidated Financial Statements). Capital expenditures increased during the first quarter of the current year, related primarily to the construction of the Memphis facility.

On August 30, 1996, the Company entered into an Equity Contribution Agreement with American Iron Reduction, L.L.C. (AIR), a 50 percent owned subsidiary of the Company, for the purpose of contructing a direct reduced iron (DRI) facility in Louisiana. Under the Equity Contribution Agreement, the Company is required to make an equity contribution to AIR of not less than $20,000,000 and not more than $27,500,000 upon completion of the DRI facility, which is expected to be completed by the end of calendar year 1997. The Company also entered into a DRI Purchase Agreement with AIR on August 30, 1996, whereby the Company will purchase a minimum of 600,000 metric tons of DRI annually. The DRI purchased will be utilized primarily at the Memphis melt shop as a substitute for premium, low-residual scrap.


Financing Activities

Net cash provided by financing activities was $43.6 million in the first quarter, compared with $63.1 million in the first quarter of the prior year. During the prior year quarter, the Company completed a $15 million, 30 year tax-free bond financing at its facility in Cleveland. Also, pursuant to Board authorization, the Company purchased approximately 10,000 shares of its stock in the open market during the first quarter of the prior year.

Working Capital

Working capital at the end of the first quarter decreased to $173.3 million, compared with $211.6 million at the end of fiscal 1996. The decrease in working capital was essentially due to increased borrowings on the Company's short-term lines of credit partially offset by a reduction in accounts payable.

Other Comments

On October 15, 1996, the Company declared a regular quarterly cash dividend of $.10 (ten cents) per share which was paid November 6, 1996 to shareholders of record on October 25, 1996.

Risk Factors That May Affect Operating Results

The statements contained in this report that are not purely historical or which might be considered an opinion or projection concerning the Company or its business, whether express or implied, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include statements regarding the Company's expectations, hopes, anticipations, intentions, plans or strategies regarding the future.
Forward-looking statements include, but are not limited to: expectations about environmental remediation costs, assessments of expected impact of litigation and adequacy of insurance coverage for litigation, expectations regarding the costs of new projects, expectations regarding future earnings, and expectations regarding the date when facilities under construction will be operational and the future performance and capabilities of those facilities.

All forward-looking statements included in this document are based upon information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. It is important to note that the Company's actual results could differ materially from those described or implied in such forward-looking statements. Among the factors that could cause actual results to differ materially are the factors detailed below. In addition, you should consider the risk factors described from time to time in the Company's reports on Forms 10-Q, 8-K, 10-K and Annual Report to Shareholders.

The Company is in the steel industry. The steel industry tends to be vulnerable to economic cycles which can not be predicted. A downturn in the economy or in the Company's markets could have a negative impact on the Company's performance.

The Company has tried to spread its sales across the reinforcing bar, merchant product and special bar quality markets to reduce the Company's vulnerability to an economic downturn in any one product market. The Company's performance, however, can still be materially affected by changes in demand for any one of its product lines and by changes in the economic condition of the construction industry, manufacturing industry or automobile industry.

The cost of scrap iron is the largest element in the cost of the Company's finished rebar and merchant products. The Company purchases most of its scrap iron on a short-term basis. Changes in the price of scrap iron, therefore, can significantly affect the Company's profitability. Changes in other raw material prices can also influence the Company's profitability.

Energy costs are also a significant cost affecting the Company's results. Current reforms in the electrical industry at the state and federal level are expected to lower energy costs in the long run. However, numerous utilities and political groups are fighting these reforms and states are approaching the reforms in different fashions. The possibility exists, therefore, that the Company could be exposed to energy costs which are less favorable than those available to its competitors. Such a situation could materially affect the Company's performance.

Until completion of the Memphis Melt Shop currently under construction, the Company's Special Bar Quality ("SBQ") division will purchase substantially all of its steel billets from third parties. The cost of these steel billets is the largest element in the cost of the SBQ division's finished products. Thus, the performance of this division, and in turn, the performance of the Company, can be materially affected by changes in the price of the steel billets it buys from third parties.

The Company currently is constructing a new Memphis Melt Shop to supply billets to the Company's SBQ division and is participating in a joint venture to construct a DRI facility in Louisiana. Delays or cost overruns in either of these projects could materially affect the Company's future results. While both projects are currently on schedule, these projects, like other construction projects, can be affected or delayed by factors such as unusual weather, late equipment deliveries, unforeseen conditions and untimely performance by contractors. A late start-up of one or both of these projects could materially affect the Company's results.

The Company believes its labor relations are generally good. Almost the entire work force is non-union and the Company has never suffered a strike or other work stoppage. If this situation changes, however, the Company's performance could suffer material adverse effects.

The Company operates in an industry subject to numerous environmental regulations. Changes in environmental regulations or in the interpretation or manner of enforcement of environmental regulations could materially affect the Company's performance. Further, the Company is planning and performing certain environmental remediations. Unforeseen costs or undiscovered conditions requiring unplanned expenditures in connection with such remediations could materially affect the Company's results.

The Company's economic performance, like most manufacturing companies, is vulnerable to a catastrophe that disables one or more of its manufacturing facilities and to major equipment failure. Depending upon the nature of the catastrophe or equipment failure, available insurance may or may not cover a loss resulting from such a catastrophe or equipment failure and the loss resulting from such a catastrophe or equipment failure could materially affect the Company's earnings.

The Company anticipates that it will continue to borrow funds in the future. Major increases in interest rates, depending upon the extent of the increase, or changes in the Company's ability to borrow funds, could materially affect the Company's performance.


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

On March 26, 1993, an action entitled IMACC Corporation v. Warburton. et al. was filed in the U.S. District Court for the Northern District of California, Case No. C93-1114-CW, against BCSC and numerous other defendants (the Action). The Action was brought by IMACC Corporation ("IMACC"), the parent of Myers Container Corporation, the lessee of property in Emeryville, California on which an industrial drum and barrel reconditioning facility operated from the 1940's until 1991 (hereinafter, the "IMACC/Emeryville property"). BCSC owns the property immediately south of the IMACC property. IMACC has sued BCSC, Judson Steel Corporation ("Judson Steel") (from whom BCSC purchased the adjacent property in October 1987), the current owners of the IMACC/Emeryville property and other persons and entities alleged to have previously operated the drum reconditioning facility, under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"), 42 U.S.C. SS 9601-9675 and various state law causes of action, alleging that the Defendants contributed to environmental contamination on and under the IMACC property. IMACC has since amended its complaint several times, which now includes a citizen's suit claim for injunctive and other equitable relief under the Resource Conservation and Recovery Act ("RCRA"), 42 U.S.C. SS 6972.

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

Over the past two years, the parties engaged in extensive written discovery, produced voluminous documents and took numerous depositions. The parties have each designated expert witnesses and exchanged expert reports. Depositions of expert witnesses was completed in September, 1996, and the depositions of a few remaining percipient witnesses were taken and completed in October and early November, 1996.

IMACC has alleged that it will sustain current and prospective response and environmental remediation costs, excluding attorneys' fees, of as much as $4.7 million in connection with the IMACC/Emeryville property. Based upon discovery taken to date and laboratory analyses of soil samples, BCSC believes that IMACC's contention that BCSC is responsible for contamination of the IMACC/Emeryville property is without merit.

A final pretrial conference was held on October 11 and 18, 1996 in preparation for a jury trial, which was then set to commence on October 28, 1996. During October IMACC also engaged in settlement negotiations with several of the parties in the Action, including BCSC. On or about October 25, 1996, following extensive negotiations, IMACC, Kaiser Steel, Myers Drum Company and several other parties affiliated with IMACC agreed through their counsel to settle the Action pursuant to the terms of a Settlement and Release Agreement with BCSC (the IMACC/BCSC Settlement Agreement), resolving all claims asserted against each other in the Action. Counsel for these parties and BCSC have represented to the Court that their clients have agreed to the settlement terms. The process of obtaining full documentation of the settlement is now under way and is expected to be completed shortly. Due to these and other settlement developments, the Court has continued the trial date to November 12, 1996.

The material terms of the IMACC/BCSC Settlement Agreement include the following:
(1) establishment of an escrow account (containing $380,000) which shall be used solely for payment and reimbursement of costs incurred in future remediation of soil and groundwater contamination under and adjacent to the former processing building at the southern portion of the IMACC/Emeryville property (i.e., to remediate contamination immediately adjacent to the BCSC property); (2) IMACC shall indemnify BCSC and subsequent owners of the BCSC property from and against all claims arising in any way from the existing presence of contamination on or under the IMACC/Emeryville property, with this indemnification to remain in effect until three years after IMACC completes the remediation of the property to the satisfaction of the DTSC; (3) the parties to the IMACC/BCSC settlement shall dismiss with prejudice their respective claims, counterclaims and cross-claims against each other; and (4) execution of mutual releases by all parties to the IMACC/BCSC Settlement Agreement. In addition, the Settlement Agreement provides that IMACC and BCSC shall file a joint motion seeking the Court's approval of the settlement and entry of an order barring future contribution and/or equitable indemnification claims against BCSC by any non-settling defendants in the Action, and that the District Court shall retain continuing jurisdiction to enforce the terms and conditions of the IMACC/BCSC Settlement Agreement. It is expected that the joint motion for approval of the settlement will be filed with the Court during the week of November 18, 1996. BCSC is presently negotiating mutual release agreements with certain other parties in the Action. Execution of such release agreements by BCSC will be contingent upon first obtaining Court approval of the IMACC/BCSC Settlement Agreement.


Item 6. Exhibits and Reports on Form 8-K

The following exhibits are required to be filed with this report:

         10.1     1996 Director Stock Option Plan of the Registrant

         10.2 1997 Chief Executive Officer Incentive Compensation Plan of the Registrant

         10.3 Equity Contribution Agreement among American Iron Reduction, L.L.C., GS Technologies Operating Co., Inc., Birmingham Steel Corporation and Nationsbank, N.A., dated August 30, 1996

         10.4     DRI Purchase Agreement between Birmingham Steel
                  Corporation and American Iron Reduction, L.L.C., dated as of August 30, 1996

         10.5 Operating Agreement between Birmingham West Coast Corporation and Raw Material Development Co., Ltd., dated as of September 18, 1996


During the quarter ended September 30, 1996, no reports on Form 8-K were required to be filed.

EXHIBITS

10.1

                          BIRMINGHAM STEEL CORPORATION
                           DIRECTOR STOCK OPTION PLAN


Section 1.     Purpose of the Plan.

               The purpose of the Birmingham Steel Corporation Director Stock Option Plan (the "Plan") is to provide stock based compensation to non-employee directors of Birmingham Steel Corporation (the "Company") in order to encourage the highest level of director performance and to promote long-term shareholder value by providing such directors with a proprietary interest in the Company's success and progress through grants of options ("Options") to purchase shares of the Company's common stock ("Common Stock").

Section 2.     Certain Definitions.

               (a)  "Board" means the Board of Directors of the Company.

               (b)  "Change of Control" has the meaning set forth in Section
                     7(b) hereof.

               (c) "Change of Control Price" shall have the meaning set forth in Section 7(d) hereof.

               (d)  "Code" means the Internal Revenue Code of 1986, as amended.

               (e) "Committee" means the Compensation and Stock Option Committee of the Board.

               (f)  "Common Stock" means the common stock of the Company.

               (g) "Company" means Birmingham Steel Corporation, a Delaware corporation, and any successors to such corporation.

               (h) "Disability" means a permanent and total disability as determined under procedures established by the Committee for purposes of the Plan. The determination of Disability for purposes of this Plan shall not be construed to be an admission of disability for any other purpose.

               (i) "Exchange Act" means the Securities Exchange Act of 1934, as amended.

               (j) "Fair Market Value" means, as of any given date, the closing price of the Common Stock on the New York Stock Exchange Composite Tape or, if not listed on such exchange, any other national exchange on which the Common Stock is listed or on NASDAQ. If there is no regular public trading market for such stock, the Fair Market Value of the Common Stock shall be determined by the Committee in good faith.

               (k) "Non-Employee Director" means each member of the Board who is not an employee of the Company or any of its subsidiaries at the date of each grant or award.

               (l) "Options" means options to purchase shares of Common Stock granted pursuant to Section 6 of the Plan.

               (m) "Plan" means the Birmingham Steel Corporation Director Stock Option Plan.

               (n)  "Potential Change of Control" has the meaning set forth in
Section 7(c) hereof.

               (o) "Rule 16b-3" means Rule 16b-3, as currently in effect or as hereinafter amended or modified, promulgated under the Exchange Act.

Section 3.     Administration of the Plan.

               The Plan shall be administered by the Committee of the Board of Directors of the Company. Grants of Options to purchase Common Stock under the Plan shall be made automatically as provided in Section 6 hereof. However, the Committee shall have full authority to interpret the Plan, to promulgate such rules and regulations with respect to the Plan as it deems desirable, and to make all other determinations necessary or appropriate for the administration of the Plan, and such determinations shall be final and binding upon all persons having an interest in the Plan.

Section 4.     Common Stock Subject to the Plan.

               The total number of shares of Common Stock reserved and available for distribution under the Plan shall be 100,000. Such shares may consist, in whole or in part, of authorized and unissued shares or treasury shares. If any shares of Common Stock that have been optioned cease to be subject to option, such shares shall again be available for distribution in connection with future awards under the Plan.

               In the event of any merger, reorganization, consolidation, recapitalization, Common Stock dividend, or other change in corporate structure affecting the Common Stock, a substitution or adjustment shall be made in the aggregate number of shares reserved for issuance under the Plan and in the number and option price of shares subject to outstanding Stock Options granted under the Plan as may be determined to be appropriate by the Committee, in its sole discretion, provided that the number of shares subject to any award shall always be a whole number.

Section 5.     Participation.

               Each Non-Employee Director shall be eligible to participate in the Plan.

Section 6.     Non-Qualified Stock Options.

               (a) General. Options granted to Non-Employee Directors under the Plan shall be options which are not intended to be "incentive stock options" within the meaning of Section 422 of the Code.

               (b) Annual Grant of Options. Options covering 1,500 shares of common stock of the Company shall be granted to each Non-Employee Director automatically on the date of the annual meeting of the Company's stockholders each year.

               (c) Terms of Options. Options granted under the Plan shall be evidenced by a written agreement in such form as the Committee shall from time to time approve, which agreements shall comply with and be subject to the following terms and conditions:

                    (i) Option Price. The option price per share of Common Stock purchasable under an Option shall be 100% of the Fair Market Value of the Common Stock on the date of the grant of the Option.

                    (ii) Option Term. Each Option shall be exercisable for a term of ten (10) years from the date such Option is granted
              (subject to prior termination as hereinafter provided).

                    (iii) Exercisability. Except as provided in Sections 7 and 8, Options shall not become first exercisable by their terms until the expiration of one (1) year from the date of the grant of the Option.

                    (iv) Method of  Exercise.  Options may be exercised in whole or in part at any time during the option period by giving written notice of exercise to the Company specifying the number of shares to be purchased, accompanied by payment in full of the purchase price, in cash, by check or such other instrument as may be acceptable to the Committee. Payment in full or in part may also be made in the form of unrestricted Common Stock already owned by the optionee (based on the Fair Market Value of the Common Stock on the date the Option is exercised). No shares of Common Stock shall be issued until full payment therefor has been made. An optionee shall have the right to dividends or other rights of a stockholder with respect to shares subject to an Option for which the optionee has given written notice of exercise and has paid in full for such shares.

                    (v) Non-transferability of Options; Exception. Except as otherwise set forth in this Section 6(v), no Option shall be transferable by the optionee otherwise than by will or by the laws of descent and distribution, and all Options shall be exercisable, during the optionee's lifetime, only by the optionee. The Committee shall have the discretionary authority, however, to grant Options which would be transferable to members of an optionee's immediate family, including trusts for the benefit of such family members and partnerships in which such family members are the only partners. For purposes of Section 8, a transferred Option may be exercised by the transferee only to the extent that the optionee would have been entitled had the option not been transferred.

Section 7.     Change of Control.

               The following acceleration and valuation provisions shall apply in the event of a "Change of Control" or "Potential Change of Control," as defined in this Section 7:

               (a) In the event of a "Change of Control," as defined in Section 7(b) below, unless otherwise determined by the Committee or the Board in writing at or after the grant of awards hereunder, but prior to the occurrence of such Change of Control, or, if and to the extent so determined by the Committee or the Board in writing at or after the grant of awards hereunder (subject to any right of approval expressly reserved by the Committee or the Board at the time of such determination) in the event of a "Potential Change of Control," as defined in Section 7(c) below:

                    (i) any Options awarded under the Plan not previously exercisable and vested shall become fully exercisable and vested;

                    (ii) the  value of all  outstanding  Options  shall,  to the extent determined by the Committee or after grant, be cashed out on the basis of the "Change of Control Price" (as defined in Section 7(d) below) as of the date the Change of Control occurs or Potential Change of Control is determined to have occurred, or such other date as the Committee may determine prior to the Change of Control or Potential Change of Control.

               (b) For purposes of Section 7(a) above, a "Change of Control" means the happening of any of the following:

                    (i) when any "person," as such term is used in Sections 13(d) and 14(d) of the Exchange Act (other than the Company or any Company employee benefit plan, including its trustee), is or becomes the "beneficial owner" (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Company representing twenty percent (20%) or more of the combined voting power of the Company's then outstanding securities;

                    (ii) the occurrence of any  transaction or event relating to the Company required to be described pursuant to the requirements of Item 6(e) of Schedule 14A of Regulation 14A of the Securities and Exchange Commission under the Exchange Act;

                    (iii) when,  during any period of two (2) consecutive  years during the existence of the Plan, the individuals who, at the beginning of such period, constitute the Board cease, for any reason other than death, to constitute at least a majority thereof, unless each director who was not a director at the beginning of such period was elected by, or on the recommendation of, at least two-thirds (2/3) of the directors at the beginning of such period; or

                    (iv) the occurrence of a transaction  requiring  stockholder approval for the acquisition of the Company by an entity other than the Company or a subsidiary of the Company through purchase of assets, or by merger, or otherwise.

               (c) For purposes of Section 7(a) above, a "Potential Change of Control" means the happening of any of the following:

                    (i) the  entering  into an  agreement  by the  Company,  the consummation of which would result in a Change of Control of the Company as defined in Section 7(b) above; or

                    (ii) the  acquisition  of beneficial  ownership  directly or indirectly, by any entity, person or group (other than the Company, a subsidiary of the Company, or any Company employee benefit plan, including its trustee) of securities of the Company representing five percent (5%) or more of the combined voting power of the Company's outstanding securities and the adoption by the Board of Directors of a resolution to the effect that a Potential Change of Control of the Company has occurred for purposes of this Plan.

               (d) For purposes of this Section 7, "Change of Control Price" means the highest price per share paid in any transaction reported on the New York Stock Exchange, or paid or offered in any transaction related to a potential or actual Change of Control of the Company at any time during the preceding sixty (60) day period as determined by the Committee, except that, in the case of Options, such price shall be based only on transactions reported for the date on which the Committee decides to cash out such Options.

Section 8.     Termination of Directorship.

               (a) Termination by Reason of Disability or Death. Upon the termination of a Non-Employee Director by reason of Disability or death, any Options held by such optionee shall be immediately exercisable, notwithstanding the provisions of Section 6 hereof, and may thereafter be exercised by the optionee or, in the case of death, by the legal representative of the estate or by the legatee of the optionee under the will of the optionee, until the earlier of (i) the expiration of the stated term of such Options or (ii) the first anniversary of the death or Disability of the optionee, as the case may be.

               (b) Termination by Reason of Retirement. If an optionee's status as a Non-Employee Director with the Company terminates by reason of retirement, any Options held by such optionee may thereafter be exercised, to the extent exercisable under the provisions of Section 6 hereof, until the earlier of (i) the expiration of the stated term of the Options or (ii) the third anniversary of the effective date of such optionee's retirement. If the retired optionee dies while any Options are still outstanding, such Options may be exercised by the legal representative of the estate or by the legatee of the optionee under the will of the optionee, until the earlier of (i) the expiration of the stated term of the Options or (ii) the first anniversary of the death of the optionee.

               (c) Other Termination. Upon the termination of a Non-Employee Director with the Company for any reason other than Disability, death or retirement, any Options held by such optionee shall terminate as of the effective date of such Non-Employee Director's termination.

Section 9.     Termination or Amendment of the Plan.

               The Board may suspend or terminate the Plan or any portion thereof at any time, and the Board may amend the Plan from time to time as may be deemed to be in the best interests of the Company; provided, however, that no such amendment, alteration or discontinuation shall be made (a) that would impair the rights of a Non-Employee Director with respect to Options theretofore awarded, without such person's consent, or (b) without the approval of the stockholders (i) if such approval is necessary to comply with any legal, tax or regulatory requirement, including any approval requirement which is a prerequisite for exemptive relief from Section 16(b) of the Exchange Act; or
(ii) to increase the maximum number of shares subject to this Plan, increase the maximum number of shares issuable to any Non-Employee Director under this Plan, or change the definition of persons eligible to receive awards under this Plan, or (c) if the Plan has been amended within the preceding six (6) months, unless such amendment is necessary to comply with changes in the Internal Revenue Code of 1986, as amended, or the Employee Retirement Income Security Act of 1974, as amended, or rules promulgated thereunder.

Section 10.    Section 16.

               It is intended that the Plan and any grants made to a person subject to Section 16 of the Exchange Act meet all of the requirements of Rule 16b-3. If any provision of the Plan or any award hereunder would disqualify the Plan or such award, or would otherwise not comply with Rule 16b-3, such provision or award shall be construed or deemed amended to conform to Rule 16b-3.

Section 11.    General Provisions.

               (a) No Right of Continued Service. Nothing in the Plan shall be deemed to create any obligation on the part of the Board to nominate any Non-Employee Director for reelection by the Company's stockholders.

               (b) Payment of Taxes. An optionee shall, no later than the date as of which the value of any portion of the Option first becomes includable in the optionee's gross income for federal income tax purposes, make arrangements satisfactory to the Committee regarding payment of any federal, state, local or FICA taxes of any kind required by law to be withheld with respect to the Option.

               (c) Shares. The shares of Common Stock issued upon the exercise of Options under the Plan may be either authorized but unissued shares or shares which have been or may be reacquired by the Company, as determined from time to time by the Board.

               (d) Governing Law. The Plan and all actions taken thereunder shall be governed by and construed in accordance with the laws of the State of Delaware (other than its law respecting choice of law). The Plan shall be construed to comply with all applicable law, and to avoid liability to the Company or a Non-Employee Director, including, without limitation, liability under Section 16(b) of the Exchange Act.

               (e) Effective Date of Plan. The Plan shall be effective on the date it is approved by a majority vote of the holders of the Company's Common Stock.

               (f) Term of Plan. No Option shall be granted pursuant to the Plan on or after the tenth anniversary of the effective date of the Plan, but awards granted prior to such date may extend beyond that date.

               (g) Headings. The headings contained in this Plan are for reference purposes only and shall not affect the meaning or interpretation of this Plan.

               (h) Severability. If any provision of this Plan shall for any reason be held to be invalid or unenforceable, such invalidity or unenforceability shall not affect any other provision hereby, and this Plan shall be construed as if such invalid or unenforceable provision were omitted.

               (i) Successors and Assigns. This Plan shall inure to the benefit of and be binding upon each successor and assign of the Company. All obligations imposed upon a Non-Employee Director, and all rights granted to the Company hereunder, shall be binding upon the Non-Employee Director's heirs, legal representatives and successors.

10.2
                          BIRMINGHAM STEEL CORPORATION
               CHIEF EXECUTIVE OFFICER INCENTIVE COMPENSATION PLAN


         Section 1. Purpose of the Plan. The purpose of the Birmingham Steel Corporation Chief Executive Officer Incentive Compensation Plan (the "Plan") is to provide supplementary annual cash compensation to the Company's Chief Executive Officer, in order to motivate and retain the Company's Chief Executive Officer and to assist the Company in reaching its financial and strategic objectives.

         Section 2.     Certain Definitions.

                  (a) "Award" means a cash bonus award payable to the Participant under the Plan.

                  (b) "Award Schedule" means the schedule prepared by the Committee for each Plan Year establishing, among other things, the performance goals for a given Plan Year for the Participant and the Target Award for the Participant.

                  (c)   "Board" means the Board of Directors of the Company.

                  (d) "Code" means the Internal Revenue Code of 1986, as amended.

                  (e) "Committee" means the committee appointed by the Board to administer the Plan, which at all times shall consist of two or more members of the Board who are deemed to be "outside directors" within the meaning set forth in Section 162(m) of the Code and the regulations thereunder.

                  (f)   "Common Stock" means the common stock of the Company.

                  (g) "Company" means Birmingham Steel Corporation, a Delaware corporation, and any successors to such corporation.

                  (h) "Disability" means a permanent and total disability as determined under procedures established by the Committee for purposes of the Plan. The determination of Disability for purposes of the Plan shall not be construed to be an admission of disability for any other purpose.

                  (i) "Final Award" means the actual cash amount earned for a Plan Year by the Participant, as determined by the Committee at the end of such Plan Year in accordance with Section 6 hereof; provided, however, that the value of a Final Award shall not exceed the stated value of Target Award.

                  (j)   "Participant" means the Company's Chief Executive
Officer.

                  (k) "Plan Year" means the fiscal year of the Company for which an Award is granted.

                  (l) "Target Award" means the maximum cash value of the Award to be paid to the Participant with respect to a given Plan Year if all performance goals and other terms for such Plan Year are satisfied; provided, however, that the Target Award shall not exceed two hundred percent (200%) of the Participant's total cash compensation for the given Plan Year.

         Section 3. Administration. The Plan shall be administered by the Committee. The Committee shall have all the powers vested in it by the terms of this Plan, such powers to include authority (within the limitations described herein) to establish performance goals under the Plan, to determine the time when Awards will be granted, and to determine whether the objectives and conditions for earning Awards have been met. Subject to the limitations set forth in Section 162(m) of the Code, the Committee shall have full power and authority to administer and interpret the Plan and to adopt such rules, regulations, agreements, guidelines and instruments for the administration of the Plan as the Committee deems necessary or advisable. The Committee's interpretations of the Plan, and all actions taken and determinations made by the Committee pursuant to the powers vested in it hereunder, shall be conclusive and binding on all parties concerned, including the Company and its stockholders. Notwithstanding any other provisions of this Plan, the Committee shall not have the discretion to increase the amount of compensation payable with respect to a specific Award or to adjust such performance goals after the date which is ninety (90) days following the beginning of the Plan Year.

         Section 4. Eligibility and Participation. Participation in the Plan shall be limited to the Company's Chief Executive Officer.

         Section 5.     Award Determination.

                  (a) Awards granted to the Participant shall be based upon the accomplishment of specific performance goals. Not later than ninety (90) days after the beginning of each Plan Year, the Committee shall establish in writing
(i) the performance goals for the Plan Year, (ii) the Target Award for the Plan Year and (iii) the method for computing the amount of the Final Award if and to the extent that such goals are satisfied, all of which shall be set forth on an Award Schedule for that Plan Year.

                  (b) The Committee shall establish objective performance goals based on the following: pre-tax earnings, stock price, return on average capital and safety.

                  (c) Within sixty (60) days of the end of the Plan Year, the Committee shall certify in writing the extent to which the performance goals and any other material terms were satisfied. Based on the level of achievement of the pre-established performance goals, Final Awards (i.e., the amount of cash) shall be determined by the Committee for the Plan Year.

                  (d) Participant shall not receive any payout when the minimum performance goals are not achieved.

         Section 6.     Payment of Final Awards.

                  (a) Subject to the provisions of Section 7 hereof, the payment of cash with respect to a Final Award shall be made as soon as practicable following the end of the Plan Year, but in no event later than seventy-five (75) days after the end of the Plan Year.

                  (b) The Participant shall have no interest whatsoever in any specific asset of the Company as a result of the grant of an Award hereunder or the satisfaction of performance goals with respect thereto. To the extent that the Participant acquires a right to receive payments under the Plan, such right shall be equivalent to that of an unsecured general creditor of the Company.

         Section 7.     Vesting; Termination of Employment.

                  (a) If the Participant's employment with the Company continues for the entire Plan Year, the Participant shall be entitled to receive full payment of the Final Award amount determined under Section 5 for the Plan Year in accordance with the terms of the Plan.

                  (b) In the event of the death, Disability or retirement of the Participant during a Plan Year, the Committee (in its sole discretion) will determine on a pro rata basis the amount of the partial Award (if any) to be paid to the Participant (or to his personal representative) for such Plan Year. Payments will be made in accordance with the terms of the Plan.

                  (c) If during a Plan Year, the Participant's employment with the Company terminates by reason of resignation or discharge, the Committee (in its sole discretion) will determine on a pro rata basis the amount of partial Award (if any) to be paid to the Participant for such Plan Year. Payments will be made in accordance with the terms of the Plan.

                  (d) The Participant may designate, in writing and on such form as the Company may prescribe, one or more beneficiaries to receive any amount that is payable in the event of Participant's death. In the event of Participant's death, any Award that is payable to the Participant shall be paid to his beneficiary or, in the event that no beneficiary has been designated, to his estate.

         Section 8. Rights of Participant. Nothing in the Plan shall interfere with or limit in any way the right of the Company to terminate the Participant's employment at any time, nor confer upon the Participant any right to continue in the employment of the Company.

         Section 9. Amendment or Modification. The Committee, in its sole discretion, without notice, at any time and from time to time, may modify or amend, in whole or in part, any or all of the provisions of the Plan, or suspend or terminate it entirely; provided, however, that no such modification, amendment, suspension, or termination may, without the consent of the Participant, reduce the right of the Participant to receive an Award hereunder to which he is otherwise entitled; and, provided further, that unless the stockholders of the Company shall have first approved thereof, no amendment of the Plan shall be effective which would change the criteria upon which Awards may be based or which would increase the maximum amount which can be paid to the Participant under the Plan.

         Section 10. Section 162(m) of the Code. It is intended that the Plan and any Awards granted hereunder meet all of the requirements of Section 162(m) of the Code and the regulations thereunder. Unless otherwise determined by the Committee, if any provision of the Plan or any Award hereunder would disqualify the Plan or such Award, or would otherwise not comply with Section 162(m) of the Code, such provision or Award shall be construed or deemed amended to conform to
Section 162(m) of the Code.

         Section 11.    Miscellaneous.

                  (a) The Plan shall be governed by and construed in accordance with the laws of the State of Delaware.

                  (b) The Company shall have the right to deduct from all payments under the Plan any federal, state or local taxes required by law to be withheld with respect to such payments.

                  (c) In the event any provision of the Plan shall be held illegal or invalid for any reason, the illegality or invalidity shall not affect the remaining parts of the Plan, and the Plan shall be construed and enforced as if the illegal or invalid provision had not been included.

                  (d) All costs of implementing and administering the Plan shall be borne by the Company.

                  (e) All obligations of the Company under the Plan shall be binding upon and inure to the benefit of any successor to the Company, whether the existence of such successor is the result of a direct or indirect purchase, merger, consolidation, or otherwise, of all or substantially all of the business and/or assets of the Company.

                  (f) Nothing contained in the Plan and no action taken pursuant thereto shall create or be construed to create a trust of any kind, or a fiduciary relationship between the Company or a subsidiary or any other person.

                  (g) No Award under the Plan shall be subject in any manner to anticipation, alienation, sale, transfer, assignment, pledge, encumbrance or charge, either voluntary or involuntary, and any attempt to so alienate, anticipate, sell, transfer, assign, pledge, encumber or charge the same shall be null and void. No such amount shall be liable for or subject to the debts, contracts, liabilities, engagements, or torts of Participant or any person to whom such benefits or funds are or may be payable.

10.3
                   AMERICAN IRON REDUCTION PROJECT FINANCING
                          EQUITY CONTRIBUTION AGREEMENT
                           Dated as of August 30, 1996
                                      among
                        AMERICAN IRON REDUCTION, L.L.C.,
                      GS TECHNOLOGIES OPERATING CO., INC.,
                          BIRMINGHAM STEEL CORPORATION
                                       and
                   NATIONSBANK, N.A., as Administrative Agent
                             and as Collateral Agent


                                TABLE OF CONTENTS

                                                                           Page
         Section 1.        Representations and Warranties.................... 1

         Section 2.        Consent of the Members............................ 3

         Section 3.        Capital Contributions............................. 3

         Section 4.        Covenants of the Members.......................... 6

         Section 5.        Amendments, Etc................................... 7

         Section 6.        Notices........................................... 7

         Section 7.        No Waiver; Remedies............................... 8

         Section 8.        Continuing Agreement; Transfer of Notes........... 8

         Section 9.        Assignment; Transfer.............................. 8

         Section 10.       Expenses.......................................... 9

         Section 11.       Members' Remedies................................. 9

         Section 12.       Waiver of Subrogation............................. 9

         Section 13.       Limitation of Members' Liability.................. 9

         Section 14.       Enforcement Action............................... 10

         Section 15.       Governing Law.................................... 10

         Section 16.       Submission To Jurisdiction; Waivers.............. 10

         Section 17.       Counterparts..................................... 11




                          EQUITY CONTRIBUTION AGREEMENT


         EQUITY CONTRIBUTION AGREEMENT (the "Agreement") dated as of August 30, 1996 made among AMERICAN IRON REDUCTION, L.L.C., a Delaware limited liability company (together with its successors and assigns, the "Company"), GS TECHNOLOGIES OPERATING CO., INC., a Delaware corporation ("GSTOC"), BIRMINGHAM STEEL CORPORATION, a Delaware corporation ("BSC"; each of GSTOC and BSC sometimes individually called a "Member" and collectively the "Members"), and NATIONSBANK, N.A., as Administrative Agent (in such capacity, the "Administrative Agent") pursuant to the Credit Agreement referred to below and as Collateral Agent (in such capacity, the "Collateral Agent") for itself and the Secured Parties under the Security Agreement (as such term is defined in the Credit Agreement referred to below).

         Preliminary Statement. Each Member owns 50% of the membership interests in the Company which has been formed for the purpose of developing, constructing, owning and operating a direct reduced iron facility in St. James Parish, Louisiana (the "Project"). In order to finance a portion of the construction and operating costs of the Project, the Company has entered into a Credit and Reimbursement Agreement dated as of August 30, 1996 (as it may hereafter be amended, modified or supplemented from time to time, the "Credit Agreement") with the Lenders named therein and the Agents party thereto. Capitalized terms used in this Agreement and not otherwise defined herein shall have the meanings ascribed to such terms in the Credit Agreement as in effect on the date hereof.

         It is a condition precedent to (i) the making of the Loans by the Lenders to the Company and the obligation of the Issuing Bank to issue, and the Lenders to participate in, the Facility Letters of Credit under the Credit Agreement and (ii) the obligation of the Bond LC Issuer to issue, and the Bond LC Lenders to participate in, the Bond Letter of Credit under the Bond Documents, that each Member shall severally commit to contribute its respective share of the Members' equity investment in the Company contemplated herein and in the Credit Agreement. Pursuant to the Security Documents, the Collateral Agent has agreed to act as Collateral Agent for the benefit of the Secured Parties, to hold, administer and apply the Collateral described therein on the terms set forth therein.

         In consideration of the foregoing and in order to induce the Lenders to make the Loans to the Company, to induce the Issuing Bank to issue, and the Lenders to participate in, the Bond Letter of Credit under the Credit Agreement, to induce the Company to enter into the Credit Agreement and to induce the Members to enter into this Agreement, the Members, the Company, the Administrative Agent, for the Lenders, and the Collateral Agent, for the ratable benefit of the Secured Parties, agree as follows:


         Section 1. Representations and Warranties. Each Member hereby makes to the Company, the Administrative Agent and the Collateral Agent the representations and warranties set forth in Section 2 of its respective Sponsor Performance and Indemnity Agreement (except that with respect to the Company, Section 2(p) is excluded). Such representations and warranties are incorporated by reference in this Section 1 and may be relied on as if such representations and warranties were fully set forth herein.

         Section 2. Consent of the Members. Each of the Members severally acknowledges receipt of an execution copy of the Credit Agreement and all Schedules and Exhibits thereto and hereby confirms its consent that the Company
(i) enter into the Credit Agreement, and the other Project Documents to which it is or is intended to be a party and (ii) perform its obligations under the Credit Agreement and such other Project Documents.

         Section 3.  Capital Contributions.

         3.1. Capital Contributions. Capitalized terms used in this Section 3.1 and not previously used in this Agreement or otherwise defined in the Credit Agreement shall have the meanings ascribed to such terms in the LLC Agreement (as in effect on the date hereof, and with any modifications that have been approved by the Administrative Agent).

                  (a) Contribution of Initially Contributed Assets. Upon the execution and delivery of this Agreement, GSTOC shall contribute the Initially Contributed Assets, as described on Schedule B hereto, to the capital of the Company, free and clear of any liens or encumbrances. The Members agree that the Gross Asset Value of the Initially Contributed Assets shall be $5,000,000.

                  (b) Cash Capital Contributions Made as of the Initial Disbursement Date. As of the Initial Disbursement Date, each Member has made the expenditures set forth on Schedule C hereto in connection with the Project, which expenditures shall be deemed cash Capital Contributions to the Company. In the event the Company becomes entitled to request and receive an advance under the Credit Agreement for reimbursement of such costs and expenses previously paid by the Company and/or the Members, the Company shall promptly make such a request and, to the extent of funds received for the requested reimbursement, reimburse the Members for the cash Capital Contributions made by them pursuant to this subsection (b) in the same proportion as such cash Capital Contributions were made by them.

                  (c) Cash Capital Contributions Following Initial Disbursement Date to Complete Project. To the extent that, after the Initial Disbursement Date, the Total Construction Loan Commitment less the Contingent Loan Commitment has been fully drawn, each Member shall make cash Capital Contributions from time to time, in accordance with their respective Funding Ratios, in such amounts and at such times as the Members reasonably and in good faith determine are required, or as are requested by the Company or, if an Event of Default has occurred and is continuing, by the Administrative Agent, to permit the Company to complete the construction and development of the Project; provided, however, that (i) the obligation of GSTOC to make cash Capital
         Contributions pursuant to this subsection (c) shall not exceed $15,000,000 in the aggregate, minus any unreimbursed cash Capital Contributions made by GSTOC under subsection (b) of this Section 3.1, and (ii) the obligation of BSC to make cash Capital Contributions pursuant to this subsection (c) shall not exceed $20,000,000, in the aggregate minus any unreimbursed cash Capital Contributions made by BSC under subsection (b) of this Section 3.1. Each Member agrees that any such cash Capital Contribution required to be made under this subsection (c) shall be made within three (3) Business Days after receipt of a written request therefor from the Company or, if an Event of Default has occurred and is continuing, from the Administrative Agent.

                  (d) Contingent Equity Contributions. Within three (3) Business Days after receipt of a written notice from the Company or, if an Event of Default has occurred and is continuing, from the Administrative Agent that a Cost Overrun has occurred, each Member shall make cash Capital Contributions from time to time in an amount necessary to permit the Company to pay fifty percent (50%) of any expenses incurred, or reasonably expected to be incurred within the next 90 days, by the Company as a result of such Cost Overrun; provided, however, that (A) the obligation of each Member to make cash Capital Contributions pursuant to this subsection (d) shall not exceed $7,500,000, in the aggregate, and (B) neither Member shall have any obligation to make cash Capital Contributions under this subsection (d) for any such notice which is received after the earliest to occur of (1) the Final Completion Date, (2) the Term Loan Conversion Date and (3) the date which occurs sixty (60) months following the Closing Date. Any Special Payments recovered by the Company shall be applied in accordance with
         Section 3.04(b)(iii) of the Credit Agreement.

                  (e) Additional Capital Contributions on Term Loan Conversion Date. Notwithstanding anything herein to the contrary, on the earlier to occur of (i) the Term Loan Conversion Date and (ii) the Construction Loan Maturity Date, each Member shall make a cash Capital Contribution so that the total unreimbursed cash Capital Contribution pursuant to subsections (b) and (c) of this Section 3.1 from GSTOC at such date is not less than to $15,000,000 and from BSC at such date is not less than $20,000,000, and such amounts shall be applied in accordance with Sections 4.1 and 4.13 of the Security Deposit Agreement to fund the Debt Service Reserve Account and the Completion Account and to reduce amounts outstanding under the Construction Loans. The Company shall provide the Members written notice of the amount of their respective obligations for cash Capital Contributions under this Section 3.1(e) no less than three (3) Business Days prior to the earlier to occur of (A) the Term Loan Conversion Date and (B) the Construction Loan Maturity Date.

                  (f) Capital Contributions Upon Event of Default. Notwithstanding anything herein to the contrary, upon the occurrence and during the continuation of a Material Event of Default, the Administrative Agent shall have the ability to request, and each Member shall have the obligation to fund, cash Capital Contributions in an amount equal to $15,000,000 less prior aggregate cash Capital Contributions made pursuant to this Agreement from GSTOC (other than those constituting the Contingent Equity Amount) and in an amount equal to $20,000,000 less prior aggregate cash Capital Contributions made pursuant to this Agreement from BSC (other than those constituting the Contingent Equity Amount), and such amounts shall be applied in accordance with Section 4.16 of the Security Deposit Agreement. Each Member agrees that any such cash Capital Contribution required to be made under this subsection (f) shall be made within three (3) Business Days after receipt of a written request therefor from the Administrative Agent.

                  (g) Maximum Member Liability for Committed and Contingent Capital Contributions. Notwithstanding anything herein or in the LLC Agreement to the contrary, neither GSTOC nor BSC shall be obligated to make cash Capital Contributions hereunder in excess of $22,500,000 in the aggregate and $27,500,000 in the aggregate, respectively.

                  (h)      The Committed Equity GSTOC Letter of Credit.

                         (i) If  GSTOC  shall  fail to pay  when  due  any  cash
                  Capital Contributions required to be made pursuant to subsections (c), (e) or (f) of this Section 3.1, the Committed Equity GSTOC Letter of Credit shall be drawn upon to pay any such amounts in accordance with its terms. The relevant required cash Capital Contribution shall be deemed satisfied to the extent of the amount drawn on the Committed Equity GSTOC Letter of Credit.

                    (ii) If the issuer of the  Committed  Equity GSTOC Letter of
                  Credit shall provide notice, in accordance with its terms, that such letter of credit shall not be renewed, the Committed Equity GSTOC Letter of Credit may be drawn upon in full in accordance with its terms and the amount drawn shall be held and applied in accordance with this Agreement and the Security Deposit Agreement.

                    (iii) The amount  available to be drawn under the  Committed
                  Equity GSTOC Letter of Credit shall be reduced by each cash Capital Contribution made by GSTOC in accordance with subsections (c), (e) and (f) of this Section 3.1. The Administrative Agent shall promptly submit a reduction notice to the issuer of such letter of credit in accordance with the terms thereof to effect all such reductions, provided that the Administrative Agent shall have first been notified in writing by the Deposit Agent that a cash Capital Contribution has been made by GSTOC and deposited in the Funding Account (as such term is defined in the Security Deposit Agreement). The Collateral Agent shall draw on the Committed Equity GSTOC Letter of Credit in accordance with its terms.

                  (i)      The Contingent Equity GSTOC Letter of Credit.

                         (i) If  GSTOC  shall  fail to pay  when  due  any  cash
                  Capital Contributions required to be made pursuant to subsection (d) of this Section 3.1, the Contingent Equity GSTOC Letter of Credit shall be drawn upon to pay any such amounts in accordance with its terms. The relevant required cash Capital Contribution shall be deemed satisfied to the extent of the amount drawn on the Contingent Equity GSTOC Letter of Credit.

                    (ii) Notwithstanding the limitations imposed on the making of Capital Contributions in Section 3.1(d) hereof, if the issuer of the Contingent Equity GSTOC Letter of Credit shall provide notice, in accordance with its terms, that such letter of credit shall not be renewed, the Contingent Equity GSTOC Letter of Credit may be drawn upon in full in accordance with its terms and the amount drawn shall be held and applied in accordance with this Agreement and the Security Deposit Agreement.

                    (iii) The amount  available to be drawn under the Contingent
                  Equity GSTOC Letter of Credit shall be reduced by each cash Capital Contribution made by GSTOC in accordance with subsection (d) of this Section 3.1. The Administrative Agent shall promptly submit a reduction notice to the issuer of such letter of credit in accordance with the terms thereof to effect all such reductions, provided that the Administrative Agent shall have first been notified in writing by the Deposit Agent that a cash Capital Contribution has been made by GSTOC and deposited in the Funding Account. The Collateral Agent shall draw on the Contingent Equity GSTOC Letter of Credit in accordance with its terms.

         3.2. Payments Generally.  All cash Capital  Contributions under Section
3.1 shall be paid to the Company by wire transfer of immediately available funds
(i) if due on or prior to the Term Loan Conversion Date, to the Funding Account and (ii) if due thereafter, to the Operating Account, in accordance with the wiring instructions set forth in Schedule A hereto. Amounts due hereunder and not paid when due shall bear interest at a rate per annum equal to the Base Rate plus 2%. Whenever any cash Capital Contributions shall be stated to be due on a day which is not a Business Day, the due date thereof shall be extended to the next succeeding Business Day. In no event shall the amount of interest payable hereunder exceed the maximum amount of interest permitted by applicable law.

         3.3. Requests for Payment. The Company shall make all requests to receive cash Capital Contributions from the Members on a timely basis so as to enable the Company to pay the Obligations under the Credit Documents and all Project Costs, operating expenses and capital expenditures as and when due in accordance with the terms hereof. The Company shall promptly notify the Administrative Agent of all such requests made for cash Capital Contributions pursuant to Section 3.1 hereof.

         3.4. No Set Off, Etc. The obligations, and the contingent obligations when matured, of each Member under this Section 3 shall be absolute and unconditional under any and all circumstances, including without limitation, the existence of any indebtedness owing by the Company to any Member or of any set-off, counterclaim, recoupment, defense or other right or claim which any Member may have against the Company or any other Person, the dissolution, bankruptcy, insolvency or reorganization of the Company or any other Person or the pendency against the Company or any other Person of any case, suit or proceeding under any bankruptcy or insolvency law or any other law providing for the relief of debtors or any other circumstances whatsoever which might otherwise constitute an excuse for non-performance of the obligations of any Member under this Section 3, whether similar or dissimilar to any of the circumstances herein specified. The obligations of each Member to make the equity contributions as provided in this Section 3 shall not be affected by any default by the Company in the performance or observance of any of its agreements or covenants in any of the Project Documents to which it is a party and, except as otherwise provided herein, shall not be subject to any abatement, reduction, limitation, impairment, termination, set-off, defense, counterclaim or recoupment whatsoever or any right to any thereof, and shall not be released, discharged or in any way affected by any reorganization, arrangement, compromise or plan affecting the Company, or by any compromise, settlement, release, modification, amendment (whether material or otherwise), waiver or termination of any or all of the obligations, conditions, covenants or agreements of any Person in respect of any of the Project Documents, or by the occurrence of any Default, or any "event of default" under, or by the taking or omission of any action referred to in, any of the other Project Documents, or by the exchange, surrender, substitution or modifications of any security for the Obligations, or by any lack of validity or enforceability of the Credit Agreement or any of the other Project Documents, whether or not any Member shall have notice or knowledge of any of the foregoing.

         Section 4.  Covenants of the Members.

         Each of the Members severally agrees that, so long as any of the Obligations shall remain unpaid or any Lender shall have any Commitment, it will, unless the Required Lenders shall otherwise consent in writing:

                  (a) Not terminate this Agreement, the LLC Agreement or any other Project Document to which it is a party (except as provided in accordance with the DRI Purchase Agreements), or agree to any amendment or modification thereof which would reduce the Members' monetary obligations to the Secured Parties or otherwise have a material adverse effect on the interests of the Secured Parties in their capacity as such or the Lenders in their capacity as such.

                  (b) Not sell, assign or otherwise transfer, or create or permit any Lien to exist (directly or indirectly) upon its interest now or hereafter existing in the Company except as permitted in accordance with Section 3.1(h) or 3.1(n) of such Member's Sponsor Performance and Indemnity Agreement.

                  (c) Each Member shall cooperate with the Collateral Agent and the Secured Parties and with the Administrative Agent and the Lenders and take such actions and execute such further instruments and documents as the Collateral Agent or the Administrative Agent shall reasonably request to carry out the transactions contemplated by this Agreement.

         Section 5.  Amendments, Etc.

         No amendment or waiver of any provision of this Agreement nor consent to any departure by any Member or the Company therefrom shall in any event be effective unless the same shall be in writing and signed by the Administrative Agent at the request of the Required Lenders (as required by the Credit Agreement), and then such waiver or consent shall be effective only in the specific instance and for the specific purpose for which given.

         Section 6.  Notices.

         All demands, notices and other communications provided for hereunder shall be in writing and sent by mail, telex, telecopier or hand delivery to any Member at its address on the signature pages hereof, to the Company with copies to (x) the Administrative Agent at its address on the signature pages of the Credit Agreement and (y) the Collateral Agent or any Secured Party at its address specified in the Security Agreement, or as to each party at such other address as shall be designated by such party in a written notice to each other party complying as to delivery with the term of this Section. All such demands, notices and other communications shall be effective, (i) when mailed, five days after deposited in the mails, postage prepaid, (ii) when delivered by hand or by an air express service or other courier, upon receipt, (iii) when delivered by telex, upon receipt of the appropriate answer back, and (iv) when delivered by telecopier, upon receipt of an acknowledgement of receipt in writing, in each case addressed as aforesaid. Notwithstanding any provision of this Agreement to the contrary, all notices and requests for contribution or payment required to be furnished by the Company, pursuant to the terms and provisions of this Agreement shall, on and after the commencement of bankruptcy or insolvency proceedings with respect to the Company, be deemed given at the time required to be made hereunder without any action by the Company.

         Section 7.  No Waiver; Remedies.

                  (a) No failure on the part of the Company, the Collateral Agent or any Secured Party or the Administrative Agent or any Lender to exercise, and no delay in exercising, any right hereunder shall operate as a waiver thereof; nor shall any single or partial exercise of any right hereunder preclude any other or further exercise thereof or the exercise of any other right. The remedies herein provided are cumulative and not exclusive of any remedies provided by law.

                  (b) Upon any failure by a Member to comply with its obligations hereunder, the Company shall be authorized to demand specific performance of such obligations, whether or not such party shall have complied with the provisions of this Agreement applicable to it. Each Member hereby waives any defense based on the adequacy of a remedy at law which might be asserted as a bar to the remedy of specific performance in any action brought therefor by any such party.

                  (c) On and after the commencement of bankruptcy or insolvency proceedings with respect to the Company or any Member, the Company or such Member, as the case may be, hereby waives presentment, demand, protest or any notice (to the extent permitted by law) of any kind in connection with this Agreement.

         Section 8.  Continuing Agreement; Transfer of Notes.

         This Agreement is a continuing agreement and shall (i) remain in full force and effect so long as any Member shall have any obligation to make Capital Contributions pursuant to Section 3 hereof, (ii) be binding upon the Members and the Company and their respective successors and assigns, and (iii) inure to the benefit of and be enforceable by the Company, the Secured Parties, the Collateral Agent, the Lenders and the Administrative Agent and their respective permitted successors, transferees and assigns.

         Section 9.  Assignment; Transfer.

                  (a) The Company may not assign its rights or obligations hereunder except to the Collateral Agent on the terms provided in the Security Documents or as the Collateral Agent shall otherwise agree.

                  (b) Except as otherwise provided in this Agreement, no Member may assign or be released from its obligations hereunder without the consent of the Collateral Agent.

                  (c) No transfer or assignment by a Member of all or any portion of its membership interest in the Company shall relieve such Member of its obligations hereunder.

         Section 10.  Expenses.

         In the event a Member shall default in any of its obligations hereunder, such Member shall pay the reasonable out-of-pocket costs of the Collateral Agent, the Administrative Agent or the Company, as the case may be (including reasonable fees and expenses of legal counsel), incurred in connection with the enforcement of this Agreement against it.

         Section 11.  Members' Remedies.

         In the event a Member shall default in any of its payment obligations hereunder, the other nondefaulting Member may, prior to the commencement by the Collateral Agent of the exercise of its remedies hereunder, cure such default.

         Section 12.  Waiver of Subrogation.

         In the event of payments by a Member to the Collateral Agent, the Administrative Agent or any Lender, no right of subrogation is intended to be created. If a right of subrogation is nevertheless created, however, the Members shall not be entitled to, and shall not be subrogated to, any of the rights of the Lenders or the Secured Parties against the Company or pursuant to any collateral security held by the Collateral Agent for the payment of the Obligations. If, notwithstanding the preceding sentence, any amount shall be paid to any Member or Members on account of such subrogation rights at any time when any of the Obligations shall not have been paid in full, such amount shall be held by such Member or Members in trust for the Secured Parties or the Lenders, as the case may be, segregated from other funds of such Member or Members and be turned over to the Collateral Agent in the exact form received by such Member or Members (duly endorsed by any such Member or Members to the Collateral Agent if required), to be applied against the Obligations, whether matured or unmatured, in accordance with the Security Documents.

         Section 13.  Limitation of Members' Liability.

                  (a) Each of the parties hereto agrees that the liabilities of the Members under this Agreement are several and not joint and no Member shall have any personal liability for the obligations of the other Member hereunder.

                  (b) No Member (nor any officer, employee, executive, director, agent, authorized representative or affiliate of such Member (herein referred to as "operatives")) shall be personally liable for any payments due by the Company under any of the Project Documents (except in accordance with the GSI Guaranty and the Sponsor Performance and Indemnity Agreements, as applicable) or for the performance of any obligation thereunder.

         Section 14.  Enforcement Action.

         Each Member hereby agrees that (a) pursuant to the exercise of remedies, the Collateral Agent or the Administrative Agent or their respective permitted designees or transferees may succeed to the rights, powers, privileges, interest and remedies of the Company, whether arising under this Agreement or by statute or in law or in equity or otherwise and (b) the Collateral Agent and the Administrative Agent, each as a third party beneficiary of this Agreement, shall have the right to enforce directly the provisions hereof against each of the other parties hereto. In addition to, and not in derogation of, the foregoing the Collateral Agent or the Administrative Agent may, in addition to proceeding in their respective names or otherwise, proceed to protect and enforce the rights of the Company under this Agreement by suit in equity, action at law or other appropriate proceedings, whether for the specific performance of any covenant or agreement contained in this Agreement or otherwise, and whether or not the Member shall have complied with any of the provisions hereof or proceeded to take any action authorized or permitted under applicable law. Each and every right and remedy of the Collateral Agent and the Administrative Agent shall, to the extent permitted by law, be cumulative and shall be in addition to any other remedy given hereunder or under the Credit Documents or any other Project Document or now or hereafter existing at law or in equity or by statute.

         Section 15.  Governing Law.

         THIS AGREEMENT SHALL BE GOVERNED BY, AND CONSTRUED IN ACCORDANCE WITH, THE LAWS OF THE STATE OF NORTH CAROLINA.

         Section 16.  Submission To Jurisdiction; Waivers.

                  (a) EACH OF THE PARTIES HERETO HEREBY IRREVOCABLY AND
         UNCONDITIONALLY:

                           (i) SUBMITS FOR ITSELF AND ITS PROPERTY, IN ANY LEGAL ACTION OR PROCEEDING RELATING TO THIS AGREEMENT OR FOR RECOGNITION AND ENFORCEMENT OF ANY JUDGMENT IN RESPECT THEREOF, TO THE NON-EXCLUSIVE GENERAL JURISDICTION OF THE COURTS OF THE STATE OF NORTH CAROLINA, THE COURTS OF THE UNITED STATES OF AMERICA FOR THE WESTERN DISTRICT OF NORTH CAROLINA, AND APPELLATE COURTS FROM ANY THEREOF;

                           (ii) CONSENTS THAT ANY SUCH ACTION OR PROCEEDING MAY BE BROUGHT IN SUCH COURTS, AND WAIVES ANY OBJECTION THAT IT MAY NOW OR HEREAFTER HAVE TO THE VENUE OF ANY SUCH ACTION OR PROCEEDING IN ANY SUCH COURT OR THAT SUCH ACTION OR PROCEEDING WAS BROUGHT IN AN INCONVENIENT COURT AND AGREES NOT TO PLEAD OR CLAIM THE SAME;

                           (iii) AGREES THAT SERVICE OF PROCESS IN ANY SUCH ACTION OR PROCEEDING MAY BE EFFECTED BY MAILING A COPY THEREOF BY REGISTERED OR CERTIFIED MAIL (OR ANY SUBSTANTIALLY SIMILAR FORM OF
         MAIL),  POSTAGE PREPAID,  TO THE SUCH PARTY AT ITS ADDRESS SPECIFIED IN
         SECTION 6 HEREOF; AND

                           (iv) AGREES THAT NOTHING HEREIN SHALL AFFECT THE RIGHT TO EFFECT SERVICE OF PROCESS IN ANY OTHER MANNER
         PERMITTED BY LAW OR SHALL LIMIT THE RIGHT TO SUE IN ANY
         OTHER JURISDICTION.

                  (b)  EACH  OF  THE  PARTIES  HERETO  HEREBY   IRREVOCABLY  AND
         UNCONDITIONALLY WAIVES TRIAL BY JURY IN ANY LEGAL ACTION OR PROCEEDING RELATING TO OR ARISING OUT OF THIS AGREEMENT.

         Section 17.  Counterparts.

         This Agreement may be executed in any number of counterparts and by different parties hereto in separate counterparts, each of which when so executed shall be deemed to be an original and all of which taken together shall constitute but one and the same agreement.

         THUS DONE AND PASSED in Charlotte, NC on the 30th day of August, 1996, effective as of the effective date set forth above, in the presence of the undersigned competent witnesses who hereunto sign their names with the undersigned party and me, Notary, after due reading of the whole.

                                            GS TECHNOLOGIES OPERATING CO., INC.
Attest:

By:Fred Rocchio                                By David M. Yarborough
Name:Fred Rocchio                                 Name: David M. Yarborough
Title:____________                                Title: Vice President
                                                  Address: 1901 Roxborough Road
                                                           Suite 200
  (Corporate Seal)                                         Charlotte, NC  28211

WITNESSES:

Andrea Goodra
Charles B. Simmons





                Glenda F. Dowdle
                Notary Public

                Printed Name: Glenda F. Dowdle

                My Commission Expires: Sept. 28, 2000

     THUS DONE AND PASSED in Charlotte, NC on the 30th day of August, 1996, effective as of the effective date set forth above, in the presence of the undersigned competent witnesses who hereunto sign their names with the undersigned party and me, Notary, after due reading of the whole.


                                             BIRMINGHAM STEEL CORPORATION
Attest:

By:Jim F. Tierney                             By John M. Casey
Name:______________                              Name: John M. Casey
Title:_____________                              Title: Vice President
                                                 Address:1000 Urban Center Drive
                                                         Suite 300
  (Corporate Seal)                                       Birmingham, AL  35242

WITNESSES:

M. L. Nielsen





                Betty A. Robison
                Notary Public

                Printed Name: Betty A. Robison

                My Commission Expires: 4-28-98

     THUS DONE AND PASSED in Charlotte, NC on the 30th day of August, 1996, effective as of the effective date set forth above, in the presence of the undersigned competent witnesses who hereunto sign their names with the undersigned party and me, Notary, after due reading of the whole.

                                           AMERICAN IRON REDUCTION, L.L.C.


                                           By   John M. Casey          (SEAL)
                                                Name: John M. Casey
                                                Title: Authorized Representative


                                           By   David M. Yarborough    (SEAL)
                                                Name: David M. Yarborough
                                                Title: Authorized Representative


  (Limited Liability
   Company Seal)

WITNESSES:

Andrea Goodra





                Betty A. Robinson
                Notary Public

                Printed Name: Betty A. Robinson

                My Commission Expires: 4-28-98

     THUS DONE AND PASSED in Charlotte, NC on the 30th day of August, 1996, effective as of the effective date set forth above, in the presence of the undersigned competent witnesses who hereunto sign their names with the undersigned party and me, Notary, after due reading of the whole.

WITNESSES:                                  NATIONSBANK, N.A., as Administrative
M.L. Nielsen                                Agent and as Collateral Agent
Michael Hinds

                                            By Jeanmarie Betz
                                               Name: Jeanmarie Betz
                                               Title: SVP



                Betty A. Robinson
                Notary Public

                Printed Name: Betty A. Robinson

                My Commission Expires: 4-28-98

10.4

                             DRI PURCHASE AGREEMENT
                                     Between
                             BIRMINGHAM STEEL CORP.
                                       and
                         AMERICAN IRON REDUCTION, L.L.C.
                           Dated as of August 30, 1996


                                TABLE OF CONTENTS

ARTICLE 1.  PURCHASE AND SALE OF DRI .........................................1
         1.1  Obligation to Produce and Tender................................1
         1.2  Obligation to Purchase; Quantity................................2
         1.3  Termination of Buyer's Obligation to Purchase...................2
         1.4  Allocation of DRI between Buyer and Co-Buyer....................3
         1.5  Excess Annual Production........................................3
         1.6  Economic Delivery Quantities; Invoice...........................4
ARTICLE 2.  DELIVERY; TRANSPORTATION .........................................4
         2.1  FOB Terms.......................................................4
         2.2  Title and Risk of Loss..........................................5
         2.3  Weights.........................................................5
         2.4  Buyer's Obligation to Arrange Transportation....................5
ARTICLE 3.  SPECIFICATIONS FOR DRI AND SAMPLING ..............................6
         3.1  Specifications..................................................6
         3.2  Sampling, Analyzing and Inspecting Procedures...................6
         3.3  Inspection of DRI at Time of Delivery...........................6
ARTICLE 4.  BILLING AND PAYMENT TERMS ........................................6
         4.1  Invoice Terms...................................................6
         4.2  Determination of Invoice Price..................................7
         4.3  Quarterly True-Up Invoice......................................10
         4.4  Termination True-Up Invoice....................................10
         4.5  Payment Terms..................................................11
         4.6  Voluntary Payment Terms........................................12
         4.7  Increased Price Resulting from Third-Party Operator............12
ARTICLE 5.  ACCOUNTING AND RECORDS ..........................................12
         5.1  Maintaining Records; Access to Facility and Inspections;Audits.12
         5.2  Delivery of Seller's Financial Statements......................12
         5.3  Planning and Budgeting.........................................13
ARTICLE 6.  WARRANTIES AND LIMITATION OF LIABILITY ..........................15
         6.1  Specifications Warranty........................................15
         6.2  Warranty Limitation............................................15
         6.3  Claims.........................................................16
ARTICLE 7.  REPRESENTATIONS AND WARRANTIES OF BUYER .........................16
         7.1  Organization; Power; Qualification.............................16
         7.2  Authorization; Enforceable Obligations; Compliance with Law....17
         7.3  Governmental Approval; No Conflicts............................17
ARTICLE 8.  TERM, DEFAULT AND TERMINATION ...................................17
         8.1  Term...........................................................17
         8.2  Default........................................................18
                  8.2.1  Monetary Default....................................18
                  8.2.2  Non-Monetary Default................................18
                  8.2.3  Rights Upon Cancellation............................18
         8.3  Bankruptcy, Receivership, etc..................................18
ARTICLE 9.  FORCE MAJEURE ...................................................19
         9.1  Force Majeure..................................................19
                  9.1.1  Force Majeure Defined...............................19
                  9.1.2  Effect of Force Majeure.............................20
         9.2  Notice of Force Majeure........................................20
         9.3  Extension......................................................20
ARTICLE 10.  SELLER'S REPORTING COVENANT ....................................20
ARTICLE 11.  DEFINITIONS ....................................................21
ARTICLE 12.  MISCELLANEOUS ..................................................23
         12.1 Notice.........................................................23
         12.2 Rights and Remedies Cumulative.................................24
         12.3 Taxes..........................................................24
         12.4 Successors and Assigns/Assignment..............................25
         12.5 Waiver.........................................................25
         12.6 Governing Law..................................................25
         12.7 Number.........................................................25
         12.8 Table of Contents and Headings.................................25
         12.9 Severability...................................................25
         12.10Counterparts...................................................26
         12.11Entire Agreement...............................................26
         12.12No Third Party Beneficiaries...................................26



                                          Index of Defined Terms

         3-Month Trailing Expenses, 7
         70% Event, 2
         Agreement, 1
         Annual Financial Statements, 12
         Average Production of DRI, 2
         Buyer, 1
         Buyer Percentage, 11
         Cap Price, 21
         Carrier, 21
         Co-Buyer, 21
         Co-Buyer Agreement, 22
         Credit Agreement, 22
         Debt Service Period, 9
         Debt Service Period Shipments, 9
         delivery, 5
         Expenses, 22 FOB, 22 Force Majeure, 19 GAAP, 22 Indebtedness, 22 Invoice Price, 7 Market Price for No. 1 Bundles, 22 Metric Tonne, 23 Monthly Financial Statements, 13 MT, 23 Nameplate Capacity, 23 Next Quarters Debt Service Amount, 9 Pound, 23 Pricing Changeover Date, 23 Project Operating Budget, 13 Quarterly Debt Service Invoice Component, 10 Quarterly Period, 3 QuarterlyTrue-UpInvoice, 10 Revocation of Termination Notice, 2 Scheduled Down-Time, 23 Scheduled Payments of Principal, 23 Seller, 1 Shipment Period, 9 Standstill Period, 3 Term, 17 Termination Date, 17 Termination Event, 3 Termination Notice, 2 Termination True-Up Invoice, 11 Three Months Preceding Termination, 11


                                          DRI PURCHASE AGREEMENT

         THIS DRI PURCHASE AGREEMENT (the "Agreement"), dated as of August 30, 1996, is entered into between BIRMINGHAM STEEL CORP., a Delaware corporation with its principal corporate office in Birmingham, Alabama ("Buyer"), and AMERICAN IRON REDUCTION, L.L.C., a Delaware limited liability company with its principal place of business in Convent, Louisiana ("Seller");
         WHEREAS, Seller is in the process of constructing a Facility for the production of DRI which Facility has a rated capacity of 1.2 million Metric Tonnes of DRI per year; and
         WHEREAS, the Co-Buyer has committed to purchase up to 600,000 Metric Tonnes of DRI per year (to the extent the same or any portion thereof is tendered to Co-Buyer) produced by Seller pursuant to the Co-Buyer Agreement; and WHEREAS, Buyer desires to purchase up to 600,000 Metric Tonnes of DRI per year to the extent the same or any portion thereof is tendered to Buyer; and WHEREAS, Seller and Buyer desire to enter into a long term agreement for the sale and purchase, respectively, of such DRI pursuant to the terms and conditions hereof; NOW, THEREFORE, in consideration of the foregoing, of the mutual covenants set forth below and of other good and valuable consideration, the receipt and sufficiency of which are acknowledged by the parties hereto, the parties hereto agree as follows:

ARTICLE 1. PURCHASE AND SALE OF DRI
1.1.     Obligation to Produce and Tender
         Subject to the terms and conditions of this Agreement, including, without limitation, Article 9. hereof, Seller agrees to use commercially reasonable efforts to produce and tender to Buyer 600,000 Metric Tonnes of DRI during each calendar year after Completion (or the pro rated portion thereof during any partial year of the Term after Completion).
1.2.     Obligation to Purchase; Quantity
         Buyer agrees, subject to the terms and conditions hereof, including, without limitation, Section 1.3. hereof, to purchase 600,000 Metric Tonnes of DRI each calendar year after Completion (or the pro rated portion thereof during any partial year after Completion) to the extent the same or any portion thereof is tendered to Buyer as provided in Sections 1.1. and 1.6. hereof. Buyer may, but shall have no obligation to, purchase more than 600,000 Metric Tonnes of DRI during any calendar year (or the pro rated portion thereof during any partial year of the Term) during the Term. The foregoing to the contrary notwithstanding, unless Buyer expressly agrees to do so Buyer shall have no obligation to purchase during any calendar month more than 65,000 Metric Tonnes of DRI. 1.3. Termination of Buyer's Obligation to Purchase
         (a) If, following the Pricing Changeover Date, a Termination Event shall occur after the end of a Preliminary Action Period and prior to the occurrence of a 70% Event, then Buyer may, within 30 days after the occurrence of such Termination Event, notify the Seller in writing of Buyer's election to terminate this Agreement (hereinafter a "Termination Notice"). Receipt of such Termination Notice by Seller shall commence a Standstill Period. Such termination shall take effect immediately upon the expiration of such Standstill Period unless (i) a 70% Event occurs during such Standstill Period or (ii) Seller receives a written notice from Buyer revoking such Termination Notice (hereinafter a "Revocation of Termination Notice") during such Standstill Period. If Buyer is precluded from terminating this Agreement as a result of the occurrence of a 70% Event or revokes its Termination Notice, then Buyer may not terminate this Agreement pursuant to this Section 1.3. except upon the occurrence of a subsequent Termination Event after the occurrence of a new Preliminary Action Period.
         (b) As used herein, the following terms shall have the meanings set forth below:
                  "70% Event" shall mean the occurrence of a period of at least 30 consecutive days during which Average Production of DRI at the Facility equals or exceeds 70% of Nameplate Capacity. "Average Production of DRI" for a period shall mean average daily production of DRI computed without regard to any days during which the Facility was subject to Force Majeure or Scheduled Down-Time.
                  "Standstill Period" shall mean the period which commences upon the receipt by the Seller of a Termination Notice and which ends on the earlier of (a) the 120th day following receipt by the Seller of such Termination Notice; (b) the occurrence of a 70% Event; or (c) receipt by Seller of a Revocation of Termination Notice.
                  "Termination Event" shall mean the occurrence of a period of at least three consecutive months in which Average Production of DRI at the Facility is less than 70% of Nameplate Capacity.
1.4.     Allocation of DRI between Buyer and Co-Buyer
         It is the intent of the parties to this Agreement that DRI produced and sold pursuant to Section 1.1. and Section 1.2. hereof shall be shared equally between the Buyer and the Co-Buyer. It is also the intent of the parties hereto that the price for any such DRI purchased by the Buyer and the Co-Buyer shall be equal such that at the end of any such year or partial year, the amount of DRI delivered to each of the Buyer and the Co-Buyer and the aggregate price thereof shall be equal. To such end, the Buyer and the Seller agree to cooperate with each other and with the Co-Buyer to schedule the production and delivery of DRI in such a way that the foregoing intent can be realized to the extent reasonably practicable. The foregoing statement of intent shall not be, and shall not be deemed in any way to constitute, an obligation to purchase DRI by either the Buyer or the Co-Buyer. Any such obligation to purchase is contained in the terms otherwise provided herein and shall not be affected by the statement of intent contained herein. 1.5. Excess Annual Production
         To the extent Seller determines that the Facility's production of DRI during any calendar year (or partial year) may exceed the aggregate maximum purchase commitment of Buyer hereunder for such calendar year (or partial year), as set forth in Section 1.2. and of Co-Buyer pursuant to the comparable section of the Co-Buyer Agreement, Buyer and the Co-Buyer shall each have the right, but not the obligation, to purchase up to 50% of such estimated excess production under the terms and conditions of this Agreement and the Co-Buyer Agreement, respectively. Within fifteen (15) days of June 30 and September 30 of each year (each a "Quarterly Period"), Seller shall analyze whether its production of DRI for such year may exceed 1.2 million Metric Tonnes on an annualized basis. If after each such analysis, Seller determines that its production of DRI may exceed 1.2 million Metric Tonnes on an annualized basis during such year (or if Buyer or Co-Buyer has previously agreed to purchase any such excess production, Seller has determined that its production of DRI may exceed 1.2 million Metric Tonnes plus the amount of excess production previously agreed to be purchased) Seller shall promptly notify after each such analysis both the Buyer and the Co-Buyer in writing of the estimated excess production, following which the Buyer shall have a period of 10 days to elect, by written notice to Seller, to purchase up to one half of such estimated excess production. Failure of Buyer to provide Seller notice of its election to purchase any portion of such estimated excess production within the prescribed time shall be deemed to be a rejection by Buyer to purchase such estimated excess production. Any rejection (or deemed rejection) by Buyer to purchase any estimated excess production of DRI anticipated to be produced as of any Quarterly Period shall be irrevocable and binding upon Buyer, but a rejection (or deemed rejection) by Buyer following the notice for the June 30 Quarterly Period shall not preclude Buyer's acceptance of the offer to sell any excess production following the notice for the September 30 Quarterly Period. To the extent the Co-Buyer declines to purchase a portion of such estimated excess production, the Seller shall promptly notify the Buyer of such declination, and the Buyer shall have a period of 10 days thereafter to elect, by written notice to Seller, to purchase all or a portion of the Co-Buyer's unpurchased share of such estimated excess production. If Buyer elects to purchase all or a portion of the estimated excess production, Seller shall be obligated to use commercially reasonable efforts to produce the portion of such excess production as Buyer agreed to purchase. Similarly, Buyer shall be obligated to purchase the portion of such estimated excess production Buyer has agreed to purchase, or so much thereof as Seller shall actually tender, if less. In the event Seller, despite using commercially reasonable efforts, does not tender the full amount of such estimated excess production which Buyer agrees to purchase, nothing herein shall obligate Seller to cover any such shortfall. Buyer and Seller agree to cooperate with each other and with the Co-Buyer to develop mutually acceptable production and delivery schedules for such estimated excess production with an effort to maximizing production of DRI and minimizing its storage. Nothing herein shall prevent Seller from agreeing to produce DRI in excess of the amount referred to in Section 1.2. or Buyer from agreeing to purchase such excess DRI so long as such agreements are in compliance with the other terms of this Agreement; provided, however, Seller agrees that it will not produce any DRI in excess of the amount referred to in Section 1.2. unless the Buyer or the Co-Buyer has agreed in writing to purchase the same. 1.6. Economic Delivery Quantities; Invoice
         Notwithstanding anything herein to the contrary, Buyer shall have no obligation to take delivery of any DRI hereunder in quantities of less than 2,500 MT per delivery. Seller agrees to use commercially reasonable efforts to maintain inventory levels of DRI as set forth in the Project Operating Budget. The parties hereto understand and acknowledge that production of DRI may not equal shipments to Buyer and Co-Buyer every month. However, Seller and Buyer agree to cooperate with each other and with Co-Buyer to minimize any differences between production and shipment. ARTICLE 2. DELIVERY; TRANSPORTATION 2.1. FOB Terms
         Seller shall deliver DRI in the amounts determined pursuant to Sections
1.1. and 1.2. hereof to Buyer FOB Buyer's vessel or train at the Materials Handling Facility or FOB Buyer's truck at the Facility (in either case, as instructed by Buyer prior to delivery). For purposes hereof, "delivery" of DRI shall mean Seller's putting the DRI in the possession of the carrier specified by Buyer. For purposes of this Agreement, it is assumed that no DRI will be exported from the United States.
2.2.     Title and Risk of Loss
         Title to and risk of loss of DRI sold by Seller to Buyer hereunder shall pass to Buyer or its designee upon delivery to Buyer or its designee as provided in Section 2.1. of this Agreement.
2.3.     Weights
         The weight of each shipment of DRI shall be determined (i) by the Carrier by scale weights obtained at the Materials Handling Facility if the DRI is to be shipped by rail or by means of a draft survey conducted by an independent qualified marine surveyor (engaged by Carrier) upon loading if shipped by ship or barge, or (ii) by Seller by scale weights obtained at the Facility if the DRI is to be shipped by truck.
         Such weight shall be furnished to Buyer or its designee with each shipment and shall be presumed to be correct. However, Buyer shall have the right to investigate such weights and to otherwise verify the weight of any shipment. To such end, Seller will at the request of Buyer exercise such rights as it may have under the Materials Handling Agreement regarding inspection of the Carrier's scales. In the event investigation or verification by Buyer indicates a variance from the weight provided by the Carrier, the source of the variance shall be jointly analyzed by representatives of the Seller, the Carrier and the Buyer and errors when ascertained shall be promptly corrected to the extent appropriate in accordance with the Materials Handling Agreement. 2.4. Buyer's Obligation to Arrange Transportation
         Buyer agrees to arrange for transportation for all deliveries of DRI tendered to Buyer in accordance with the Project Operating Budget. In the event that Seller produces and tenders DRI in accordance with such Project Operating Budget and Buyer fails to provide transportation therefor upon tender to the Buyer in accordance with such Project Operating Budget, Seller may, but shall not be obligated to, arrange for the storage of such DRI at the expense of Buyer. If Seller arranges for such storage, it shall give Buyer prompt written notice thereof. Buyer acknowledges and agrees that the Seller may store such DRI at the Materials Handling Facility (including rail cars located on or in reasonable proximity to the Materials Handling Facility), at any temporary or permanent storage facilities located at the Facility, on river barges engaged for such purposes or at such other reasonable locations as Seller may elect. DRI so stored shall be deemed to have been delivered to Buyer as provided in Section
2.1. hereof. ARTICLE 3. SPECIFICATIONS FOR DRI AND SAMPLING 3.1. Specifications DRI shall be supplied in the form of pellets or in such other form as may be agreed upon by the parties hereto. DRI delivered pursuant to this Agreement shall have the specifications set forth on attached Schedule 1. It is understood and agreed by the parties hereto that although individual samples of DRI delivered pursuant to this Agreement may vary from the specifications set forth on Schedule 1, the DRI will meet or exceed such specifications when such samples are taken as an average over an entire shipment. No warranty is made with respect to DRI pursuant to this Section 3.1. Any warranty made in this Agreement is made pursuant to Section 6.1. 3.2. Sampling, Analyzing and Inspecting Procedures
         Seller shall establish and ensure the full and proper implementation of procedures for the representative sampling and analysis of DRI produced at the Facility. Such sampling procedures shall comply with International Standards Organization standards and good industry practices. Seller shall conduct its analysis of the samples at the Facility prior to delivery thereof. Buyer shall have the right to audit such procedures and their implementation as well as all analytical results relating to shipments of DRI delivered to Buyer at reasonable times and with reasonable frequency. Buyer shall also have the right to inspect and observe the process at the Facility. Copies of applicable test results shall be provided to Buyer by Seller upon receipt of a written request for such results. Seller shall retain such samples for a period of not less than 6 months and shall make the same available to Buyer upon its reasonable request.
3.3.     Inspection of DRI at Time of Delivery
         Seller shall give Buyer oral notice of its intent to deliver a shipment of DRI in accordance with the Project Operating Budget, and Buyer shall have the right to inspect the same at the time of delivery.
ARTICLE 4. BILLING AND PAYMENT TERMS
4.1.     Invoice Terms
         Seller shall invoice Buyer on the date Seller delivers DRI to Buyer as provided in Section 2.1. hereof. The price per Metric Tonne of DRI as shown on such invoice for DRI shall be the Invoice Price for DRI for the month in which it was produced.
4.2.     Determination of Invoice Price.
         As used herein, the term "Invoice Price" of a Metric Tonne of DRI shall have the meaning ascribed to such term in the following subsections, as applicable.
         (a)  Prior to  Pricing  Changeover  Date.  The  Invoice  Price  for DRI
produced prior to the Pricing Changeover Date shall be Seller's good faith estimate of the actual price of producing DRI during such month. In determining the price per Metric Tonne for such month, the Seller shall use the estimate of Metric Tonnes to be produced during such month as set forth in the Project Operating Budget. The Seller shall adjust the estimate monthly to reflect (i) the actual Expenses incurred by Seller during the prior month, (ii) all Scheduled Payments of Principal (and without duplication of Expenses taken into account pursuant to (i) above, all interest, fees and other amounts (other than principal) due under the Credit Agreement which accrued during such month) regarding Indebtedness of the Seller which will be due and payable during the next succeeding month, (iii) the amount for such month for capital expenditures and major maintenance expenses as set forth in the Project Operating Budget, and
(iv) the  amount  required  by the Credit  Agreement  and the  Security  Deposit
Agreement for such month for funding the Debt Service Reserve Account (determined pursuant to Section 9.17 of the Credit Agreement without regard to any provision thereof relating to the excess of the Cap Price over the Invoice Price) and the Maintenance Account; provided, however, during any month which occurs prior to the Term Loan Conversion Date, (x) the Invoice Price per Metric Tonne of DRI shall, in lieu of the interest component provided for in clause
(ii) above, include a component equal to estimated interest to be accrued during the next succeeding month divided by 70,000 Metric Tonnes, and (y) the Invoice Price per Metric Tonne of DRI shall not exceed the DRI Market Price for the preceding month.
         (b) After Pricing Changeover Date. For any month which occurs after the Pricing Changeover Date, the Invoice Price per Metric Tonne of DRI shall be the sum of
                  (i)      the quotient which results when the sum of the
                           following
                           (A)      all Expenses  incurred by the Seller  during
                                    the  3-months  ending on the last day of the
                                    month  immediately  preceding  the month for
                                    which the Invoice Price is being  determined
                                    other than interest  expense  (including all
                                    fees   and   other   amounts   (other   than
                                    principal)   to  be  due  under  the  Credit
                                    Agreement   during  such  period)  for  such
                                    period  upon   Indebtedness  of  the  Seller
                                    ("3-Month Trailing Expenses") plus
                           (B)      the amount required by the Project Operating
                                    Budget  and the  Credit  Agreement  for such
                                    month and the next two successive months for
                                    funding the Maintenance Account, plus
                           (C)      the amount required by the Credit  Agreement
                                    and the Security Deposit  Agreement for such
                                    month and the next two successive months for
                                    funding the Debt Service Reserve Account
         is divided by the aggregate number of Metric Tonnes of DRI produced by the Seller which conform to (or exceed) the specifications set forth in
         Schedule 1 hereto over the 3-months ending on the last day of the month immediately preceding the month for which the Invoice Price is being determined; plus
                  (ii)     the Debt Service Invoice Component (as determined
               pursuant to subsection (e) below)
         provided, however, during any month which occurs prior to the Principal Deferral Termination Event, the Invoice Price per Metric Tonne of DRI shall not exceed the Cap Price for the preceding month if during such preceding month the Facility operated at 95% of Nameplate Capacity or better; provided further, however, for each January, February and March during the Term, Expenses for the months of January, February and March, as set forth in the Project Operating Budget for the year in which such months occur, shall be used in lieu of the 3-Month Trailing Expenses except that following the end of each such month, the actual Expenses incurred by the Seller in such month shall be used in lieu of the estimated amount thereof contained in the Project Operating Budget for such month. (c) Relation of Invoice Price to Cap Price. Subsections
         (a) and (b) of
this Section 4.2. to the contrary notwithstanding, for any month which occurs prior to a Principal Deferral Termination Event and in which the Invoice Price per Metric Tonne of DRI exceeds the Cap Price for the preceding month, the price per Metric Tonne of DRI shall be the Cap Price for the preceding month if during such preceding month the Facility operated at 95% of Nameplate Capacity or better. If a Principal Deferral is outstanding during such month and if such month occurs prior to the Principal Deferral Termination Date; the price for DRI shall be the Cap Price for the month preceding such month unless during the preceding month the Facility operated at less than 95% of Nameplate Capacity in which case the price will be the greater of
                  (i) the Cap Price for the month immediately preceding such month; or
                  (ii) the Invoice Price for such month determined pursuant to subsection (b) above without regard to the first proviso contained therein.
  If a Principal Deferral is outstanding during such month and if such month occurs after a Principal Deferral Termination Event; the price for DRI shall be the greater of
                  (i) the Cap Price for the month immediately preceding such month; or
                  (ii) the Invoice Price for such month determined pursuant to subsection (b) above without regard to the first proviso contained therein.
         (d) Pricing During Standstill Period. The provisions of Subsections (b) and (c) of this Section to the contrary notwithstanding, during any Standstill Period, the Invoice Price of DRI for a month shall be the lesser of (i) the Invoice Price for such month computed pursuant to Subsections (b) and (c) of this Section; and (ii) the DRI Market Price for the month immediately preceding such month.
         (e) Debt Service Invoice Component. The Debt Service Invoice Component shall be computed as the quotient that results when the Next Quarters' Debt Service Amount is divided by the Debt Service Period Shipments. As used herein, the following terms shall have the meanings set forth below:
                  "Debt Service Period" shall mean the three months ending on the next Term Loan Amortization Date in accordance with Section 3.05(b) of the Credit Agreement.
                  "Debt Service Period Shipments" shall mean the aggregate number of Metric Tonnes of DRI to be shipped by the Seller to Buyer and Co-Buyer pursuant to this Agreement and the Co-Buyer Agreement during the Shipment Period as set forth in the then current Project Operating Budget excluding any month for which actual shipments are known.
                  "Next Quarters' Debt Service Amount" shall mean all Scheduled Payments of Principal regarding Indebtedness of the Seller and estimated interest (including all fees and other amounts (other than principal) to be due under the Credit Agreement during such period) on such Indebtedness which will be due and payable during the next succeeding Debt Service Period less (i) any such amounts previously included in invoices to Buyer and Co-Buyer during the Shipment Period and (ii) the amount, if any, remaining in the Debt Service Account available for the payment of Scheduled Payments of Principal at the beginning of such Debt Service Period.
                  "Shipment Period" shall mean the three months ending with the month next preceding the month in which the applicable Term Loan Amortization Date occurs.
         (f) Final Payment upon Failure of Term Loan Conversion Date to Occur. If the Term Loan Conversion Date does not occur by the Date Certain, the Buyer shall pay to Seller, as an adjustment to the purchase price for all DRI tendered for delivery hereunder prior to the Date Certain, the excess (if any) of the aggregate Invoice Price for all DRI tendered to Buyer over the actual aggregate price (whether computed using the Invoice Price or the Market Price) charged for such DRI during such period. Buyer shall pay such amount promptly after receipt from Seller of a statement showing the computation of such amount in reasonable detail.
         (g) Relation of Invoice Price to Funding the Debt Service Reserve Fund. Subsections (a) and (b) of this Section 4.2. to the contrary notwithstanding, for any month which occurs after the withdrawal of funds on deposit in the Debt Service Reserve Account and prior to the repayment thereof as required by
Section 9.17 of the Credit Agreement, the price per Metric Tonne of DRI shall be the Cap Price for the month preceding such month unless during the preceding month the Facility operated at less than 95% of Nameplate Capacity in which case the price will be the greater of
                  (i) the Cap Price for the month immediately preceding such month; or
                  (ii) the Invoice Price for such month determined pursuant to subsection (b) above without regard to the first proviso contained therein.

4.3.     Quarterly True-Up Invoice
         On or before the 10th day of each month in which a Term Loan Amortization Date occurs, the Seller shall deliver to Buyer a statement (the "Quarterly True-Up Invoice") for an adjustment to the purchase price for DRI tendered for delivery to Buyer during the Shipment Period relating to such Term Loan Amortization Period. The amount of the Quarterly True-Up Invoice shall be the product of the number of Metric Tonnes of DRI tendered for delivery to Buyer during such Shipment Period multiplied by the Quarterly Debt Service Invoice Component; provided, however, the amount of the Quarterly True-Up Invoice shall be reduced to the extent necessary to prevent the price for DRI in any month from exceeding the Cap Price if such month occurs prior to a Principal Deferral Termination Event and during the preceding month the Facility operated at 95% of Nameplate Capacity or better. In determining whether the Quarterly True-Up Invoice would cause the price for DRI to exceed the Cap Price, the Quarterly Debt Service Invoice Component shall be added to the per Metric Tonne price previously charged pursuant to this Agreement during each such month. Buyer shall pay the Quarterly True-Up Invoice no later than the 20th day of such month. As used herein, the term "Quarterly Debt Service Invoice Component" shall mean the quotient that results when the Next Quarters' Debt Service Amount (computed as of the last day of the Shipment Period) is divided by the aggregate number of Metric Tonnes of DRI actually shipped by the Seller to Buyer and Co-Buyer pursuant to this Agreement and the Co-Buyer Agreement during the Shipment Period. 4.4. Termination True-Up Invoice
                  (a) In the event Buyer elects to terminate this Agreement pursuant to Section 1.3. hereof or otherwise, Seller shall prepare a written invoice (the "Termination True-Up Invoice") indicating the amount, if any, that Buyer is required to pay Seller pursuant to subsection (b) below. Seller shall furnish the Termination True-Up Invoice to Buyer promptly after Buyer's termination of this Agreement pursuant to Section 1.3. or otherwise becomes effective. Buyer agrees to pay to Seller, within five (5) Business Days after receipt of the Termination True-Up Invoice the amount due.
                  (b) The additional price for DRI to be paid upon termination of this Agreement shall be an amount equal to the amount by which
(i) below exceeds (ii) below:
                           (i)     (A) the Buyer Percentage times all Expenses
(excluding interest on Indebtedness under the Credit Agreement) incurred by the Seller during the three-month period ending on the last day of the month immediately preceding the month in which Buyer's termination of this Agreement becomes effective (the "Three Months Preceding Termination") plus (B) the greater of: (X) 125% times the Buyer Percentage times all accrued interest and Scheduled Payments of Principal payable by Seller pursuant to the Credit Agreement (including any mandatory redemption of the Bonds) during the Three Months Preceding Termination or (Y) the Buyer Percentage times the amount required to fully fund the
         Debt Service Reserve Account in accordance with the Credit Agreement and the Security Deposit Agreement and any unfunded amounts for the Maintenance Account to the extent required by the Security Deposit Agreement, in each case as of the last day of the Three Months Preceding Termination; and
                   (ii) the aggregate Invoice Price of the DRI purchased by Buyer during the Three Months Preceding Termination.
                           (c) As used herein, the term "Buyer Percentage" shall mean the number of MT of DRI purchased by the Buyer pursuant to this Agreement during the Three Months Preceding Termination expressed as a percentage of the total number of MT of DRI produced by Seller during such period.
4.5. Payment  Terms
         On or prior to the 30th day after each invoice is rendered during the term of this Agreement (other than the Quarterly True-Up Invoice, payment of which is governed by Section 4.3. hereof), Buyer shall pay to the Seller the aggregate Invoice Price shown thereon. All such payments shall be made in US Dollars. Interest shall accrue on the amount of any invoice which is not paid when due at the Base Rate plus 2%.
4.6. Voluntary Payment Terms
         Nothing in this Agreement shall prevent Buyer from agreeing to pay for DRI in advance of its terms or its delivery or from agreeing to pay an amount greater than the Invoice Price or other applicable price therefor.
4.7. Increased Price Resulting from Third-Party Operator
         Buyer acknowledges that under certain circumstances, the Lenders pursuant to Section 9.22 the Credit Agreement may require the Seller to engage a Third-Party Operator for the Facility and further acknowledges that as a result of the compensation arrangement (which may include incentive-based compensation) for such Third-Party Operator, the price for DRI hereunder may be higher than it would be in the absence of such Third-Party Operator.
ARTICLE 5. ACCOUNTING AND RECORDS
5.1.     Maintaining Records; Access to Facility and Inspections; Audits
         The Seller shall maintain all financial records in accordance with GAAP and shall keep its inventory of raw materials and finished goods by employing the first-in, first-out method. Seller shall also permit any representatives designated by the Buyer, upon not less than three (3) Business Days prior notice, at Buyer's expense, to visit and inspect the Facility and to inspect Seller's financial and business records, to make extracts therefrom and copies thereof and to cause a firm of independent accountants of national reputation to make test audits of Seller's determinations of the Invoice Price, all at reasonable times and in a manner so as not to unreasonably disrupt the operations of the Seller and as often as reasonably requested. Seller shall also permit any representatives designated by the Buyer to discuss the affairs, finances and condition of the Seller with the officers thereof and independent accountants therefor. If Buyer's audit shall disclose that the Invoice Price for any period was overstated, Buyer shall make such information available to Seller, and Seller shall promptly reimburse Buyer for the amount of such overstatement. If the amount of such overstatement exceeds the Invoice Price by more than 5%, Seller shall also reimburse Buyer for the reasonable cost of such audit. Understatements shall be included as an Expense in the next succeeding month for inclusion in the Invoice Price. 5.2. Delivery of Seller's Financial Statements
         The Seller shall deliver to the Buyer:
         (a) as soon as available and in any event within 90 days after the end of each fiscal year of the Seller, audited statements of income, retained earnings and cash flow of the Seller for such fiscal year and the related audited balance sheets as of the end of such fiscal year (the " Annual Financial Statements"), setting forth in each case in comparative form the corresponding figures for the preceding fiscal year, and accompanied by a report of independent auditors of national reputation selected by Seller, which report shall state that such financial statements fairly present the financial condition and results of operations of the Seller in accordance with GAAP without material qualification;
         (b) as soon as available and in any event within 30 days after the end of each calendar month of each fiscal year of the Seller, statements of income, and cash flow of the Seller for such month and for the period from the beginning of the current fiscal year to the end of such month, statements of income, and cash flow of the Seller for such period, and the related balance sheets as of the end of such period (the statements of income and cash flow for such month and the balance sheet as of the end of such period being referred to herein as the "Monthly Financial Statements"), setting forth in each case in comparative form the corresponding figures for the corresponding periods in the preceding fiscal year, and accompanied by a certificate of a financial officer of the Seller, which certificate shall state that such financial statements fairly present the financial condition and results of operations of the Seller in accordance with GAAP (subject to normal year-end adjustments and absence of full footnote disclosures);
         (c) promptly upon the receipt thereof, copies of all "management letters" received by the Seller or any Subsidiary from its independent accountants;
5.3. Planning and Budgeting
         (a) As soon as practicable prior to the commencement of production of DRI and thereafter on or before the first Business Day of December of each year during the Term, Seller shall prepare and deliver to the Buyer a plan (the "Project Operating Budget") for production of DRI for the next succeeding calendar year (or the 12-month period commencing with the month in which the production of DRI is begun). Such Project Operating Budget shall include (i) schedules of quantities of DRI to be produced, (ii) a schedule for delivery of such DRI to the Buyer and the Co-Buyer, (iii) a detailed operating financial budget on a monthly basis, (iv) a detailed capital budget breaking out separately the proposed capital expenditures and major maintenance items, (v) projected inventory levels in MT's for iron ore and DRI on a monthly basis, (vi) the proposed Scheduled Down-Time(s) (if any) during such year, and (vii) a detailed description of such other activities and information (financial or otherwise) reasonably necessary in order to inform the Buyer of all matters relevant to the operation and management of the Seller's business and affairs. The Buyer and the Seller shall (i) consult with each other and with the Co-Buyer in the preparation of the Project Operating Budget and shall determine, subject to the immediately preceding sentence and the other terms and conditions hereof, the amount of DRI to be produced for the next succeeding calendar year and (ii) negotiate in good faith to agree upon a delivery schedule for such DRI for the next succeeding calendar year. Such Project Operating Budget shall provide for the production of (x) at least 1.2 million MT of DRI during such calendar year,
(y) such greater amount as the Seller, the Buyer and/or the Co-Buyer agree in writing or (z) such lesser amount as a prudent operator of the Facility would produce after due consideration of the Rated Capacity of the Facility, the necessity for Scheduled Down-Time and such other matters as a prudent operator of the Facility would consider. If the Seller, the Buyer and the Co-Buyer cannot agree as to the production and delivery schedules, the Seller shall (i) establish the production schedule so that the Facility will produce at least 1.2 million MT of DRI during such calendar year or such lesser amount as it determines pursuant to clause (z) of the preceding sentence and (ii) set the delivery schedule for such DRI in its discretion consistent with the intent expressed in Section 1.4. hereof. Anything herein to the contrary notwithstanding, it is the intent of the parties hereto that (i) DRI shall be produced at the Facility insofar as is practicable evenly over each year or partial year of the Term subject only to Scheduled Down-Time, Force Majeure and
Section 1.5. hereof, and all delivery schedules shall reflect such even production, and (ii) in the event the Project Operating Budget for a year (or a 12-month period, as the case may be) provides for the production of less than
1.2 million MT of DRI during any year (or 12-month period, as the case may be), such Project Operating Budget shall be promptly amended by the Seller (after consultation with the Buyer and the Co-Buyer but without the necessity of obtaining the consent of the Buyer or the Co-Buyer) to increase the level of production to 1.2 million MT of DRI on an annualized basis for the remainder of such year (or 12-month period), and the other provisions of such Budget shall be adjusted as may be necessary to reflect such increased production, promptly after any impediment to the production of DRI at such level (as described in clause (iii) of subsection (b) of this Section 5.3.) shall have been removed or shall otherwise have ceased to affect the Facility.
         (b) The Project Operating Budget shall be subject to the following considerations:
                  (i) Scheduled Down-Time. Each such Project Operating Budget may provide for Scheduled Down-Time during each calendar year during which major maintenance shall be performed on the Facility. The Project Operating Budget shall provide for the required production of DRI notwithstanding such Scheduled Down-Time. To the extent practicable, Seller shall schedule the required Scheduled Down-Time at such times as are convenient to Buyer and Co-Buyer consistent with the reasonably anticipated need for major maintenance for the Facility, and shall negotiate in good faith with Buyer and Co-Buyer to reach agreement regarding the timing of such Scheduled Down-Time. If the Seller, the Buyer and the Co-Buyer cannot agree as to the timing of such Scheduled Down-Time, the Seller shall determine the timing thereof consistent with the reasonably anticipated need for major maintenance of the Facility.
                  (ii) Long Lead-Time Commitments. Seller shall exercise its reasonable judgment in committing to any long lead-time items, including, but not limited to, ore purchases, ship charters, and gas deliveries with a view toward assuring its ability to produce and tender the amounts of DRI set forth in each such Project Operating Budget at the times provided therein at the lowest cost reasonably practicable.

                  (iii) Plans Calling for Less Than 1.2 Million MT of DRI. To the extent that any Project Operating Budget provides for production of less than 1.2 million MT of DRI during any calendar year, such Project Operating Budget shall contain a statement of Seller in reasonable detail describing the reasons why at least 1.2 million MT of DRI cannot be produced during such period.
                  (iv) Amendments to Plans. Subject to the last sentence of subsection (a) of this Section 5.3., once any such Project Operating Budget has become effective pursuant to the terms of this Section 5.3., Seller may, but shall have no obligation to, amend the same at its initiative or at the request of Buyer or Co-Buyer, but no such amendment shall become effective if either Buyer or Co-Buyer does not consent thereto in writing. (c) At least five (5) days before the first day of each month after delivery of the initial Project Operating Budget to Buyer, Seller will consult with Buyer and the Co-Buyer to update the Project Operating Budget with respect to the determination of the amount of DRI to be produced in the next three (3) succeeding months, the production schedule therefor, and the approximate dates and quantities of deliveries thereof to Buyer and Co-Buyer. Each such update shall be provided to the Buyer and Co-Buyer by the first day of each month and such update shall be deemed to be an amendment to the Project Operating Budget and incorporated therein without any further action on the part of any party.
         (d) Subject to the provisions of subsection (b) of this Section 5.3., Seller agrees to use commercially reasonable efforts to operate the Facility and otherwise to conduct its business consistent with the terms of each Project Operating Budget, and so long as it does so, it shall incur no liability to Buyer hereunder as a result of its failure to operate the Facility in a manner consistent with each such Project Operating Budget.
ARTICLE 6.  WARRANTIES AND LIMITATION OF LIABILITY
6.1.  Specifications Warranty
         Seller warrants that each shipment of DRI hereunder shall conform to specifications referred to in Article 3.
6.2.  Warranty Limitation
         The only warranties made by Seller in respect of DRI to be sold hereunder are set forth in Section 6.1. of this Agreement. SUCH WARRANTIES AND THE RIGHTS, REMEDIES, AND OBLIGATIONS OF THE PARTIES IN CONNECTION WITH THE SALE OF DRI HEREUNDER ARE EXCLUSIVE AND IN LIEU OF ALL OTHER REMEDIES, WARRANTIES, GUARANTIES OR LIABILITIES, EXPRESS OR IMPLIED, ARISING AT LAW OR OTHERWISE, INCLUDING WITHOUT LIMITATION ANY WARRANTIES WITH RESPECT TO FITNESS FOR A PARTICULAR PURPOSE OR MERCHANTABILITY, ALL SUCH OTHER WARRANTIES BEING EXPRESSLY DISCLAIMED. IN NO EVENT SHALL EITHER PARTY BE LIABLE TO THE OTHER PARTY UNDER ANY THEORY OF TORT (INCLUDING WITHOUT LIMITATION NEGLIGENCE), CONTRACT, STRICT LIABILITY OR OTHER LEGAL OR EQUITABLE THEORY FOR INDIRECT, CONSEQUENTIAL, SPECIAL, INCIDENTAL, OR PUNITIVE DAMAGES, HOWEVER CAUSED, ARISING UNDER OR IN CONNECTION WITH THIS AGREEMENT, EVEN IF SUCH PARTY HAS BEEN ADVISED OF THE POSSIBILITY OF SUCH DAMAGE. 6.3. Claims
         If any DRI delivered to the Buyer hereunder is not in accordance with specifications set forth in Section 3. hereof, then Seller shall have the right, at its discretion, either to replace such DRI or refund the aggregate Invoice Price applicable thereto. It is the intent of the parties hereto that the Invoice Price shall be adjusted so that there will be no net loss of cash to the Seller. Notwithstanding the foregoing, Seller's liability for damages in respect of any claims whatsoever hereunder arising with respect to DRI delivered to the Buyer under this Agreement shall not exceed the aggregate Invoice Price of the DRI for which such damages are claimed, and in no event shall either party be liable for prospective profits or special or indirect or consequential damages. Any claim for damages must be made in writing by the Buyer to Seller within thirty(30) days of such occurrence, along with supporting evidence as to the quantity involved in such claim. The quantity involved must be determined in a mutually acceptable manner. In asserting any claim that the DRI did not conform the the specifications set forth herein, the Buyer must sustain the burden of proof that such nonconformity occurred or existed prior to Seller's tender of such DRI for delivery. ARTICLE 7. REPRESENTATIONS AND WARRANTIES OF BUYER 7.1. Organization; Power; Qualification
         The Buyer is a corporation duly organized, validly existing and in good standing under the laws of the State of Delaware, has the power and authority to own its properties and to carry on its business as now being and hereafter proposed to be conducted and is duly qualified and authorized to do business in each jurisdiction in which the character of its properties or the nature of its business requires such qualification or authorization.
7.2.  Authorization; Enforceable Obligations; Compliance with Law
         The Buyer has the right and power, and has taken all necessary corporate action to authorize it, to execute, deliver and perform this Agreement in accordance with its terms. This Agreement has been duly executed and delivered by the duly authorized officers of the Buyer and is a legal, valid and binding obligation of the Buyer enforceable in accordance with its terms, except as enforceability may be limited by applicable bankruptcy, insolvency, reorganization, moratorium or similar laws affecting the rights of creditors generally and by general principles of equity (regardless of whether enforcement thereof is sought in a proceeding at law or in equity). The Buyer is in compliance with all applicable laws binding upon it except to the extent that the failure to comply therewith (i) would not, in the aggregate, have a material adverse effect on the properties, business, operations, or financial condition of the Buyer and (ii) would not materially adversely affect the ability of the Buyer to perform its obligations under this Agreement. 7.3. Governmental Approval; No Conflicts
         The execution and delivery by the Buyer of this Agreement does not require any authorizations, consents, approvals, waivers, exemptions, variances, franchises, permissions, permits and licenses of, or filings and declarations with, any governmental authority and does not conflict with, and will not result in a breach of, any material contract, agreement or other document or instrument to which the Buyer is a party or with the certificate of incorporation or by-laws of the Buyer.
ARTICLE 8. TERM, DEFAULT AND TERMINATION
8.1.  Term
         The term of this Agreement, subject to earlier cancellation or extension as provided for herein (the "Term"), shall be the period beginning on the Closing Date, and ending on the 12th anniversary of the last day of the first full month following the occurrence of the Term Loan Conversion Date. (If the Term Loan Conversion Date shall be the first day of a month, then, subject to earlier cancellation or extension as provided for herein, the Term shall end on the 12th anniversary of the last day of the month in which the Term Loan Conversion Date occurs. If the Term Loan Conversion Date shall not occur, then subject to earlier cancellation or extension as provided for herein, the Term shall be the period commencing on the Closing Date, and ending 12 and 1/2 years after the Date Certain. The "Termination Date" shall be the last day of the Term. 8.2. Default 8.2.1.Monetary Default
      In the event that either party to this Agreement shall fail or refuse to make timely payments of amounts due hereunder, the other party shall be entitled, at its option, to give written notice of such breach to the defaulting party and, if such breach is not corrected within fifteen (15) days after delivery of such notice to the defaulting party, the notifying party, at its option and without prejudice to any other available legal remedy which it may have, shall have the right to cancel this Agreement by giving the defaulting party at least fifteen (15) days' additional notice of its intention to cancel, and upon the expiration of the time fixed in such latter notice, if such default has not been cured or waived, this Agreement shall be canceled. 8.2.2.Non-Monetary Default
      In the event that either party to this Agreement shall fail or refuse to perform any other obligation hereunder, or shall have breached any material representation or warranty made herein, the other party shall be entitled, at its option, to give written notice of such breach to the defaulting party and, if such breach is not corrected within sixty (60) days after delivery of such notice to the defaulting party, the notifying party, at its option and without prejudice to any other available legal remedy which it may have, shall have the right to cancel this Agreement by giving the defaulting party at least thirty
(30) days additional notice of its intention to cancel, and upon the expiration of the time fixed in such latter notice, if such default has not been cured or waived, this Agreement shall be canceled. 8.2.3.Rights Upon Cancellation
      Upon cancellation of this Agreement under Subsections 8.2.1. or 8.2.2. of this Article 8. for any reason or cause, each party shall fulfill all obligations hereunder existing as of the effective date of cancellation, including, but not limited to, the discharge of all indebtedness hereunder owing to the other party. The right of a nondefaulting party to cancel this Agreement shall not be in derogation of or in any way limit such party's legal or equitable rights and remedies against the defaulting party. Notwithstanding any such cancellation, the defaulting party shall remain liable to the canceling party for all provable damages, if any, resulting from loss of ongoing benefits of this Agreement. This Section 8.2.3. is subject to the provisions of Section
6.2. hereof.
8.3.  Bankruptcy, Receivership, etc.
         In addition to rights of cancellation otherwise afforded under this Agreement or under applicable law, Seller shall have the right to terminate this Agreement, upon thirty (30) days, written notice to Buyer if:
         (a) A custodian, receiver, liquidator, or trustee of Buyer, or any material portion of its properties, is appointed or takes possession and such appointment or possession remains uncontested or in effect for more than ninety
(90) days; or Buyer generally fails to pay its debts as they become due or admits in writing its inability to pay its debts as they mature or commits an act of bankruptcy under any bankruptcy, reorganization, insolvency or similar law for the relief of debtors having applicability to Buyer; or Buyer is adjudicated bankrupt or insolvent; or any of the material property of Buyer is sequestered by court order and the order remains in effect for more than 90 days or a petition is filed or proceeding commenced against Buyer under any bankruptcy, reorganization, arrangement, insolvency, readjustment of debt, dissolution or liquidation law of any jurisdiction, whether now or subsequently in effect, and is not stayed or dismissed within 90 days after filing; or
         (b) Buyer files a petition or otherwise commences a proceeding in voluntary bankruptcy or seeking relief under any provision of any bankruptcy, reorganization, arrangement, insolvency, readjustment of debt, dissolution or liquidation law of any jurisdiction, whether now or subsequently in effect; or consents to the filing of any petition or the commencement of any proceeding against it under any such law; or consents to the appointment of or taking possession by a custodian, receiver, trustee or liquidator of Buyer or its property.

ARTICLE 9.  FORCE MAJEURE
9.1.     Force Majeure
9.1.1.   Force Majeure Defined
         For purposes of this Agreement, the term "Force Majeure" shall mean and include the following: any failure or delay on the part of either the Seller or the Buyer in performance of any of the obligations imposed upon it hereunder (other than the obligation to pay money) which is beyond its control and is the direct or indirect result of any of the following causes, whether or not existing at the date hereof and whether or not reasonably within contemplation of the parties at the date hereof; namely, acts of God, earthquakes, fire, flood, or the elements, malicious mischief, insurrection, riot, strikes, lockouts, boycotts, picketing, labor disturbances, public enemy, war (declared or undeclared), compliance with any federal, state, or municipal law, or with any regulation, order, or rule (including, but not limited to, priority, rationing or allocation orders or regulation) of governmental agencies, or authorities or representatives of any government (foreign or domestic) acting under claim or color of authority; total or partial failure or loss or shortage of all or part of transportation facilities ordinarily available to and used by a party hereto in the performance of the obligations imposed by this Agreement, whether such facilities are such party's own or those of others; the commandeering or requisitioning by civil or military authorities of any raw or component materials, products, or facilities, including, but not limited to, producing, manufacturing, transportation, and delivery facilities; perils of navigation, even when occasioned by negligence, malfeasance, defaults, or errors in judgment of the pilot, master, mariners, or other servants of the ship's owner; total or partial loss or shortage of raw component material, fuel, power or products ordinarily required by Seller ; or any cause whatsoever beyond the control of either party hereto, whether similar to or dissimilar from the causes herein enumerated; provided, however, that the settlement of strikes or lockouts shall be entirely within the discretion of the party having the difficulty.
9.1.2.   Effect of Force Majeure
         If the performance of this Agreement by either party is delayed, interrupted, or prevented (in whole or in part) by reason of Force Majeure (a) such party shall be excused from the performance of this Agreement while and to the extent that such party is delayed, interrupted or prevented from so performing by such Force Majeure and such party shall not be liable for damages or otherwise on account thereof, and (b) subject to the last sentence of this Subsection 9.1.2., the performance of this Agreement shall be resumed as soon as practicable after such Force Majeure is removed. If any Force Majeure continues for a period of more than one (1) year, the party prepared to perform may, by giving at least sixty (60) days' prior written notice to the other party, cancel this Agreement. 9.2. Notice of Force Majeure
         The party affected thereby shall give notice to the other and to the Agents under the Credit Agreement as soon as practicable after the occurrence of Force Majeure and specifying the details thereof and, insofar as is known, the probable extent to which such party will be unable to perform or be delayed in performing its obligations hereunder. The parties shall exercise due diligence to eliminate or remedy any Force Majeure delaying or interrupting its performance hereunder and shall give the other parties prompt written notice when that has been accomplished, provided that neither party shall be required to settle any labor dispute except on terms acceptable to it. 9.3. Extension
         The Term of this Agreement shall be extended for the period of any Force Majeure unless either party gives notice of cancellation pursuant to Subsection 9.1.2., provided the aggregate extension hereunder shall not extend beyond the date which is 13 years after the Term Loan Conversion Date or 13 and 1/2 years after the Date Certain, as applicable.

ARTICLE 10. SELLER'S REPORTING COVENANT
         Seller covenants and agrees that during the Term hereof, it will (a) Notify Buyer of the occurrence of each Termination Date and each 70% Event promptly after the occurrence thereof, and will in connection therewith give Buyer notice of the applicable Invoice Price as determined in accordance with Section 4.2. hereof.
                 (b) Notify Buyer of its receipt of any Termination  Notice from
                  Co-Buyer and of the occurrence of a Standstill Period.
                 (c) Promptly  after  receipt of a written
                  request from Buyer, give the Buyer a computation (together with such detail of the computation thereof as the Buyer shall reasonably request) of the Average Production of DRI for any period.
                 (d) Within 10 days after the beginning of each month during the
                  Term, notify Buyer of the portion of the Invoice Price for such month which is attributable to Expenses, capital expenditures and major maintenance expenses, funding of the Debt Service Reserve Account and the Maintenance Account, the Debt Service Invoice Component, and the excess over the Invoice Price attributable to Principal Deferral recapture and attributable to sales to third parties. In the case of the information regarding the funding of the Debt Service Reserve Account, the Seller shall separately state (i) the amount thereof determined pursuant to Section 9.17 of the Credit Agreement without regard to any provision thereof relating to the excess of the Cap Price over the Invoice Price and (ii) the amount thereof determined by reference to the excess of the Cap Price over the Invoice Price.

ARTICLE 11. DEFINITIONS
          Capitalized terms used herein and not otherwise defined herein shall have the meanings ascribed to such terms in the Credit Agreement as in effect on the date hereof notwithstanding the termination thereof for any reason. As used herein, the following terms shall mean the following:
         "Cap Price" of one Metric Tonne of DRI for any month means 110% of the Market Price for No. 1 Bundles for the month immediately preceding such month plus the portion of the Invoice Price for such month attributable to amounts required (i) to fund the Debt Service Reserve Account (determined pursuant to Section 9.17 of the Credit Agreement without regard to any provision thereof relating to the excess of the Cap Price over the Invoice Price); (ii) to repay any portion of the Term Loans derived from the Contingent Loan Amount required to be paid on any Term Loan Amortization Date; and (iii) any costs related to replacing a Lender in accordance with Section 6.16 of the Credit Agreement.
         "Carrier" means the IC RailMarine Terminal L.L.C.
         "Co-Buyer" means GS TECHNOLOGIES OPERATING CO., INC.
         "Co-Buyer Agreement" means the DRI Purchase Agreement of even date herewith between the Seller and the Co-Buyer.
         "Credit Agreement" means the Credit and Reimbursement Agreement dated as of August 30 1996, among the Seller, NationsBank, N.A. as administrative agent, Canadian Imperial Bank of Commerce as documentation agent, and the other lenders therein listed. For purposes of this Agreement, the term Credit Agreement shall refer to the Credit Agreement as it existed on the date hereof together with any amendments thereto approved in writing by the Buyer and the Co-Buyer.
         "Expenses" means all expenses determined in accordance with GAAP exclusive of depreciation, amortization, other non-cash charges and material handling charges by the Carrier relating to the loading of DRI on Buyer's or Co-Buyer's vessel or train, which charges shall be billed to Buyer or Co-Buyer separately.
         "FOB" shall have the meaning ascribed to such term in the Uniform Commercial Code as in effect in the State of North Carolina as of the date of this Agreement.
         "GAAP" means generally accepted accounting principles applied in the United States and practices which are recognized as such by the American Institute of Certified Public Accountants applied for all periods to the extent practicable on a basis consistent with that used in the preparation of the initial audited financial statements delivered by the Seller pursuant to Section
5.2. hereof, so as to present fairly the financial condition and the results of operations of the Seller. In the event of a change in GAAP that is applicable to the Seller, compliance with covenants contained herein shall continue to be determined in accordance with GAAP as in effect prior to such change; provided, however, that the Seller, the Buyer and the Co-Buyer will thereafter negotiate in good faith to revise such covenants to the extent necessary to conform such covenants to GAAP as then in effect.
         "Indebtedness" shall have the meaning ascribed to such term in the Credit Agreement except that Indebtedness of the Seller shall include (i) only such Indebtedness created pursuant to the Credit Agreement, as such term is defined herein and (ii) other Indebtedness of the Seller to the extent incurred in compliance with the terms of the Credit Agreement and with the express prior written consent of the Buyer.
         "Market Price for No. 1 Bundles" for any month means the average composite price paid at auction for the sale of one Metric Tonne of ferrous scrap bundles from the Ford Motor Company stamping plants in Chicago, Illinois, and Maumee, Michigan during such month, as reported in American Metal Market. In the event such auctions are no longer conducted or the prices from such auctions are no longer reported, the "Market Price for No. 1 Bundles" shall mean, for any month, the average composite price of No. 1 factory bundles of ferrous scrap as listed under the "Scrap Iron & Steel Prices--Consumer Buying Prices" in American Metal Market, as quoted on the last day of such calendar month or such other index as shall be agreed to by the Seller, the Buyer, the Co-Buyer. To the extent such quotations are not stated in Metric Tonnes, such quotations will be converted to Metric Tonnes.
         "Metric Tonne" or "MT" means a unit of metric weight of 1,000 kilograms or 2,204.62 Pounds.
         "Nameplate Capacity" means 1.2 million Metric Tonnes per year.
         "Pound" means a unit of weight of sixteen (16) ounces avoirdupois. "Pricing Changeover Date" means the last day of the third consecutive month during which the Average Production of DRI was 95% of Nameplate Capacity or higher.
         "Scheduled Down-Time" means up to 30 days per calendar year during the Term hereof of scheduled maintenance at the Facility during which no DRI will be produced.
         "Scheduled Payments of Principal" shall mean all regularly scheduled payments of principal of the Term Loans pursuant to Section 3.05(b) of the Credit Agreement, any mandatory prepayment of the Term Loans pursuant to Section 3.04(b)(iv) of the Credit Agreement, any mandatory redemption of the Bonds pursuant to the Bond Documents (including without limitation any Bond LC Reimbursement Obligations resulting therefrom), any Facility LC Obligations not otherwise paid from proceeds of the Construction Loans or the Working Capital Loans, as applicable, and with respect to any Indebtedness of the Seller not governed by the Credit Agreement, any regularly scheduled payments of principal pursuant to the documents governing the same, including the principal portion of any rental payment on a Capital Lease; provided, however, that Scheduled Payments of Principal shall not include any payments of principal which are due prior to their scheduled due date by reason of acceleration.

ARTICLE 12. MISCELLANEOUS
12.1.    Notice
         Any notice or other communication permitted or required by this Agreement shall be properly given if personally delivered, mailed by certified or registered mail, return receipt requested and postage prepaid, sent via nationally recognized overnight courier, by cable, telex, facsimile transmission, or by other electronic means for transmission, with confirmation by letter given by the close of business on the next business day, or by first class, registered or certified, postage prepaid mail addressed as follows:

         If to Buyer:               Birmingham Steel Corp.
                                    1000 Urban Center Drive
                                    Suite 300
                                    Attn:  Chief Financial Officer
                                    Facsimile No. 205-970-1352


         If to Seller:              American Iron Reduction, L.L.C.
                                    7300 Louisiana State Highway
                                    Convent, Louisiana  70723
                                    Attn:  David Durnovich
                                    Facsimile No. _________
         Any such notice or communication shall be deemed to have been given on the date of delivery if personally delivered, sent by nationally recognized overnight courier, or sent by cable, telex, facsimile, or other electronic means, and five (5) business days after mailing if sent by mail. "Business day" as used herein shall mean a weekday on which banks are open in Charlotte, North Carolina and New York, New York.
         Either party may, by giving notice as provided herein, change its address for receiving such notice.
12.2.Rights and Remedies Cumulative
     Each right and remedy of the parties provided in this Agreement or now or hereafter existing at law or in equity or by statute or otherwise, except as expressly limited by this Agreement, shall be cumulative and concurrent and shall be in addition to every other right or remedy provided for in this Agreement or now or hereafter existing at law or in equity. The exercise or partial exercise by a party of any one or more of such rights or remedies shall not preclude the simultaneous or later exercise by such party of all such other rights or remedies, and no failure or delay on the part of a party to exercise any such right or remedy shall operate as a waiver thereof. 12.3. Taxes
         Each party agrees to discharge and to hold the other party harmless on account of any taxes or governmental charges of any government or governmental instrumentality with respect to its activities hereunder, including any income earned or payments received by it hereunder. Buyer shall be responsible for sales tax, if any, resulting from the sale of DRI to Buyer pursuant to the terms of this Agreement. 12.4. Successors and Assigns/Assignment
         This Agreement shall be binding upon and inure to the benefit of the successors and assigns of the parties hereto. Neither of the parties may assign this Agreement or any rights hereunder without prior written consent of the other party, except that each party hereby consents to the assignment by the other party of such other party's rights and obligations under this Agreement to any of such other party's majority owned subsidiaries, parent, majority-owned subsidiary of such parent or successor to its entire business, but no such assignment shall relieve the assigning party from its obligations hereunder.
12.5.    Waiver
         The failure of any party to enforce at any time any of the provisions of or rights under this Agreement shall in no way be construed to be a waiver of such provisions or rights nor in any way to affect the validity of this Agreement or any part thereof, or the right of any party thereafter to enforce each and every such provision or right. No waiver of any breach of this Agreement shall be held to be a waiver of any other or subsequent breach.
12.6.    Governing Law
         This Agreement shall be governed and interpreted in accordance with the laws applicable to agreements entered into and to be performed entirely in the State of North Carolina.
12.7.    Number
         Whenever used in this Agreement, the singular shall include the plural and the plural shall include the singular.
12.8.    Table of Contents and Headings
         The Table of Contents and captions of Articles and Sections of this Agreement are inserted for convenience only and shall not constitute or affect the meaning of any of the terms of this Agreement.
12.9.    Severability
         If any provision of this Agreement is held to be unenforceable for any reason, it shall be adjusted rather than voided, if possible, in order to achieve the intent of the parties to the extent possible. In any event, all other provisions of this Agreement shall be deemed valid and enforceable to the fullest extent.
12.10.   Counterparts
         This Agreement may be executed in any number of counterparts and each separate counterpart shall constitute an original instrument, but all such separate counterparts shall together constitute but one instrument.
12.11.   Entire Agreement
         This  Agreement  constitutes  and  contains  the entire  agreement  and understanding  of the parties with  respect to the subject  matter  hereof,  and supersedes all prior agreements and understandings between the parties respecting the subject matter of this Agreement. No amendment, modification, or alteration of the terms and conditions of this Agreement or any schedule thereto shall be binding unless the same shall be set forth in an instrument in writing, dated subsequent to the date hereof, and duly executed by an authorized officer of each of the parties hereto. 12.12. No Third Party Beneficiaries
         Except for any collateral assignment contemplated by Section 12.4., neither the Co-Buyer nor any other person, shall be a third party beneficiary of this Agreement or the rights and obligations of the parties hereto; provided, however, that, by executing this Agreement, each of the Buyer and Seller agree that they shall not amend, modify or deviate from the terms of, this Agreement without the written consent of the Co-Buyer.

                  THUS DONE AND PASSED in Charlotte, NC on the 30th day of August, 1996, effective as of the effective date set forth above, in the presence of the undersigned competent witnesses who hereunto sign their names with the undersigned party and me, Notary, after due reading of the whole.



WITNESSES:                                      AMERICAN IRON REDUCTION L.L.C.,
Rick Blumen                                     as Seller
Charles Simmons
                                                By: David M. Yarborough
                                                Name: David M. Yarborough
                                                Title: Authorized Representative



                                    Betty A. Robinson
                                    Notary Public

                                    Printed Name: Betty A. Robinson

                                    My Commission Expires: 4-28-98

                  THUS DONE AND PASSED in Charlotte, NC on the 30th day of August, 1996, effective as of the effective date set forth above, in the presence of the undersigned competent witnesses who hereunto sign their names with the undersigned party and me, Notary, after due reading of the whole.



WITNESSES:                                         BIRMINGHAM STEEL CORPORATION
Rick Blumen                                        as Buyer
Charles Simmons
                                                   By: James F. Tierney
                                                   Name: James F. Tierney
                                                   Title: Vice President



                           Betty A. Robinson
                           Notary Public

                           Printed Name: Betty A. Robinson

                           My Commission Expires: 4-28-98

10.5
                               OPERATING AGREEMENT
                                       for
                             M&B STEEL COMPANY, LLC
                      A DELAWARE LIMITED LIABILITY COMPANY
                         Dated as of September 18, 1996


                                TABLE OF CONTENTS

                                                                            Page

SECTION 1         DEFINITIONS................................................ 1

SECTION 2         GENERAL PROVISIONS........................................ 11
         2.1      Formation................................................. 11
         2.2      Name...................................................... 11
         2.3      Filings; Registered Office; Statutory Agent............... 11
         2.4      Principal Executive Office................................ 12
         2.5      Purpose................................................... 12
         2.6      Company Powers............................................ 12
         2.7      Term...................................................... 13
         2.8      Qualification in Other Jurisdictions...................... 13
         2.9      Limited Liability Agreement............................... 13

SECTION 3         MEMBERS................................................... 13
         3.1      Members................................................... 13
         3.2      Access to Books of Account................................ 13
         3.3      Confidential Information.................................. 14
         3.4      Duty of Members to Cooperate.............................. 15

SECTION 4         MEMBER MANAGEMENT......................................... 15
         4.1      Management................................................ 15
         4.2      Representatives........................................... 15
         4.3      Member Actions............................................ 16
         4.4      Members Meetings.......................................... 18
         4.5      Voting.................................................... 19
         4.6      Deadlock; Deadlock Resolution............................. 20

SECTION 5         OFFICERS AND EMPLOYEES.................................... 21
         5.1      Officers.................................................. 21
         5.2      President................................................. 22
         5.3      Chief Financial Officer................................... 22
         5.4      Secretary................................................. 22
         5.5      Controller................................................ 23
         5.6      General Manager of Sales Division......................... 23
         5.7      General Manager of Operations Division.................... 23

SECTION 6         NON-COMPETE............................................... 23
         6.1      Non-Compete Covenant...................................... 23
         6.2      Other Exceptions.......................................... 24
         6.3      Reasonableness of Restrictions............................ 24
         6.4      Enforcement............................................... 24

SECTION 7         DISPUTE RESOLUTION........................................ 25
         7.1      Dispute Resolution........................................ 25

SECTION 8         BUY-SELL RIGHT............................................ 27
         8.1      Buy-Sell.................................................. 27
         8.2      Certain Agreements........................................ 29

SECTION 9         CAPITAL AND OTHER CONTRIBUTIONS........................... 30
         9.1      Capital Accounts.......................................... 30
         9.2      Initial Contributions of Capital.......................... 31
         9.3      Transaction Expenses; Reimbursement of Deposit............ 32
         9.4      Debt Financing and Credit Support......................... 32
         9.5      Additional Contributions by Members....................... 33
         9.6      Member Obligations........................................ 34
         9.7      Withdrawals of Capital Accounts........................... 34
         9.8      Interest on Capital Accounts.............................. 34
         9.9      Revaluation of Company Assets............................. 34
         9.10     Redetermination of Percentage Interests................... 35
         9.11     Determination of Fair Market Value........................ 35

SECTION 10 ALLOCATION OF PROFITS AND LOSSES; DISTRIBUTIONS.................. 37
         10.1     Allocation of Profits and Losses.......................... 37
         10.2     Allocation of Taxable Income and Loss..................... 39
         10.3     Distribution of Assets by the Company..................... 40

SECTION 11 TAX MATTERS AND REPORTS; ACCOUNTING.............................. 41
         11.1.    Tax Matters Partner....................................... 41
         11.2     Accounting Records. Independent Audit..................... 43
         11.3     Fiscal Year............................................... 43
         11.4     Tax Accounting Method..................................... 43
         11.5     Withholding............................................... 44
         11.6     Tax Elections............................................. 44
         11.7     Prior Tax Information..................................... 44

SECTION 12 TRANSFER AND ASSIGNMENT OF INTERESTS............................. 44
         12.1     Transfer and Assignment of Interests...................... 44
         12.2     Permitted Transfers....................................... 45
         12.3     Assignment of Right to Appoint Representatives............ 45
         12.4     Right of First Refusal Procedures......................... 45
         12.5     Assignees and Substituted Members......................... 46
         12.6     Buy-Out of Member's Interest.............................. 47

SECTION 13 DISSOLUTION AND LIQUIDATION...................................... 47
         13.1     Events of Dissolution..................................... 47
         13.2     Voluntary Dissolution..................................... 48
         13.3     Buy-Sell Procedure Rights................................. 48
         13.4     Liquidation and Order of Dissolution...................... 48
         13.5     Liquidator................................................ 49
         13.6     Termination of Company.................................... 50
         13.7     Orderly Winding Up........................................ 50

SECTION 14 INDEMNIFICATION AND EXCULPATION; CERTAIN
         AGREEMENTS......................................................... 50
         14.1     Indemnification of the Members............................ 50
         14.2     Reimbursement and Indemnity............................... 51
         14.3     Exculpation............................................... 51
         14.4     Indemnification Relating To Initial Contributions......... 51

SECTION 15 MISCELLANEOUS.................................................... 52
         15.1     Notices................................................... 52
         15.2     Governing Law............................................. 53
         15.3     Amendments................................................ 53
         15.4     Entire Agreement.......................................... 53
         15.5     Waiver of Partition....................................... 53
         15.6     Consents.................................................. 53
         15.7     Successors................................................ 53
         15.8     Counterparts.............................................. 53
         15.9     Severability.............................................. 53
         15.10    Survival.................................................. 54
         15.11    No Third Party Beneficiaries.............................. 54
         15.12    Default................................................... 54
         15.13    Representations and Warranties............................ 54

EXHIBITS ................................................................... 56
         SCHEDULE I  PERCENTAGE INTEREST OF MEMBERS......................... 57



         This Operating Agreement for M&B Steel Company, LLC (the "Company") is made as of September 18, 1996, by and between Raw Material Development Co., Ltd., a Delaware corporation (together with Permitted Transferees hereunder, "RMD"), and Birmingham West Coast Corporation, a Delaware corporation (together with Permitted Transferees hereunder, "Birmingham").

         WHEREAS, RMD and Birmingham have determined that it is in their best interests to form a limited liability company for the purpose of acquiring, owning and operating the Business hereinafter described and, in furtherance thereof, RMD and Birmingham desire to become Members (as defined below) in the Company;

         NOW, THEREFORE, in consideration of the promises, mutual covenants and agreements herein contained and in order to set forth the respective rights, obligations and interests of the Members to one another and to the Company, the Members hereby agree as follows:


                                    SECTION 1
                                   DEFINITIONS

         For purposes of this Agreement the following terms have the following meanings unless indicated otherwise, all Section references are to Sections in this Agreement, and all Schedule references are to Schedules to this Agreement:

         "Acceptance" shall mean a written acceptance by a Member of any Offer made pursuant to Section 8.1.

         "Act" means Title 6 Chapter 18 of the Delaware Code (the Delaware Limited Liability Company Act), as from time to time in effect in the State of Delaware, or any corresponding provision or provisions of any succeeding or successor law of such State; provided, however, that in the event that any amendment to the Act, or any succeeding or successor law, is applicable to the Company only if the Company has elected to be governed by the Act as so amended or by such succeeding or successor law, as the case may be, the term "Act" shall refer to the Act as so amended or to such succeeding or successor law only after the appropriate election by the Company, if made, has become effective.

         "Additional Member" means any additional Person admitted as a Member to the Company pursuant to Section 12.

         "Affiliate" means a Person that directly, or indirectly through one or more intermediaries, controls, is controlled by or is under common control with the Person specified. For purposes of this definition, the term "control" (including the terms "controlling," "controlled by" and "under common control with") of a Person means the possession, direct or indirect, of the power to (i) vote in excess of 50% of the Voting Stock of such Person, or (ii) direct or cause the direction of the management and policies of such Person, whether by contract or otherwise. Anything hereinabove to the contrary notwithstanding, under no circumstances shall the Company be deemed to be an Affiliate of RMD or Birmingham, or any of their respective Affiliates.

         "Affiliate Transferee" means, with respect to a Member, a Wholly Owned Affiliate of such Member to which an ownership interest of all or any part of its Membership Interest has been transferred in accordance with Section 12 hereof.

         "Agent" means any officer, director, representative, employee, partner, shareholder or agent of any Person.

         "Agreement" means this Operating Agreement, as it may be amended, supplemented or restated from time to time.

         "Alternate" shall have the meaning set forth in Section 4.2(a) of this Agreement.

         "Allways" means All-Ways Recycling Company, a California corporation, and with respect to all periods following commencement of a bankruptcy case with respect to All-Ways Recycling Company, the bankruptcy estate of All-Ways Recycling Company.

         "Appraiser" means any of the First Appraiser, the Second Appraiser and the Third Appraiser as defined in Section 9.11 of this Agreement.

         "Appraiser's Certificate" means a certificate prepared by an Appraiser, executed on behalf of an Appraiser by a duly authorized officer thereof, and setting forth such Appraiser's opinion as to the Fair Market Value of an asset.

         "Asset Member" shall have the meaning set forth in Section 9.11(a) of this Agreement.

         "Asset Purchase Agreement" means the Asset Purchase Agreement by and among Mitsui, the Trustee and the Subsidiaries.

         "Asset Value" with respect to any Company asset means:
                  (a) The Fair Market Value on the date of contribution of such asset contributed to the Company by any Member;

                  (b) The Fair Market Value on the date of distribution of such asset distributed by the Company to any Member as consideration for its Membership Interest;

                  (c) The Fair Market Value of such asset upon a revaluation pursuant to Section 9.9 of this Agreement; or

                  (d)      The Basis of the asset in all other circumstances.

         "Assignee" means the Person to whom a transfer of a Membership Interest is made; an Assignee is not a Substituted Member unless and until the Assignee complies with Section 12.5 of this Agreement.

         "B&D" means B&D Auto & Truck Salvage, a California corporation, and with respect to all periods following commencement of a bankruptcy case with respect to B&D Auto & Truck Salvage, the bankruptcy estate of B&D Auto & Truck Salvage.

         "Basis" with respect to an asset means the adjusted basis from time to time of such asset for United States federal income tax purposes.

         "Bid" means that certain Offer to Purchase Certain Assets of Hiuka America Corporation and Its Affiliated Corporations, submitted by Mitsui to the Trustee on May 10, 1996, as clarified at the request of the Trustee on May 20, 1996, as amended.

         "Birmingham" means Birmingham West Coast Corporation, a Delaware corporation, and its Permitted Transferees hereunder.

         "BSC" means Birmingham Steel Corporation, a Delaware corporation.

         "Budget" means a one-year revenue, expense and capital expenditure budget for the Company, as it may be amended from time to time in accordance with the terms of this Agreement. Each such annual Budget shall include, in respect of the Company for the next fiscal year, an income statement, balance sheet and capital budget (with line item detail showing revenues and expenses projected for the Business) prepared on an accrual basis for the Company for the forthcoming fiscal year; a cash flow statement which shall show in reasonable detail the receipts and disbursements (including without limitation, the anticipated distributions) projected for the Company for the forthcoming fiscal year and the amount of any corresponding cash deficiency or surplus, and the amount and due dates of all anticipated capital contributions, if any; a calculation of the Forecast Cash Requirements; and any information reasonably available which could assist the Members in evaluating such Budget. Each such Budget shall be prepared on a basis consistent with the Company's financial statements and the Business Plan approved by the Members.

         "Business" shall have the meaning set forth in Section 2.5.

         "Business Plan" means a rolling three-year business plan for the Company, as it may be amended from time to time in accordance with the terms of this Agreement, which shall include (i) an annual operating budget for each year contemplated in the Business Plan; (ii) a three-year financial plan (including financial view and financial commitment, such as capital contributions) for the Company; and (iii) a detailed description of the key underlying assumptions and key strategies. The Business Plan shall also include, for each year thereof, the following details: information on the objectives and funding requirements (including any proposed borrowings); methods and sources of financing, including, with respect to compensation plans, monthly projected profit and loss statements, monthly balance sheets, monthly projected cash flow statements, capital expenditure budgets, departmental budgets, projected detailed personnel requirements, annual key performance milestones for the business and any proposed capital improvements or expansions; and detailed management plans.

         "Buy-Sell Procedures" shall have the meaning set forth in Section 8 of this Agreement.

         "Capital Account" means the capital account maintained by the Company for each Member as described in Section 9.1 of this Agreement.

         "Certificate" means the certificate of formation filed with the Secretary of State of the State of Delaware pursuant to the Act to form the Company as originally executed and amended, modified or restated from time to time.

         "Change of Control" means (i) any direct or indirect Transfer of 50% or more of the equity ownership interests of a Member or its immediate, indirect or ultimate parent company to any Person that is not an Affiliate of the transferor Member, or (ii) the occurrence of any event whereby any Person or any two or more Persons acting in concert (which such Person is not an Affiliate of the transferor Member) shall have acquired beneficial ownership (within the meaning of Rule 13d-3 of the Securities and Exchange Commission under the Exchange Act), directly or indirectly, of securities of a Member or its immediate, indirect or ultimate parent company representing 50% or more of the combined voting power of all securities entitled to vote in the election of directors, other than securities having such power only by reason of the happening of a contingency.

         "Chief Financial Officer" means the Chief Financial Officer of the Company duly appointed in accordance with this Agreement and having the duties and responsibilities set forth herein.

         "Code" means the Internal Revenue Code of 1986, as amended.

         "Company" means the limited liability company formed pursuant to this Agreement and the Certificate.

         "Confidential Information" means all documents and information (including, without limitation, confidential and proprietary information with respect to customers, sales, marketing, production, costs and the design and development of new products or services) of each of the Company, the Members and their respective Affiliates, except to the extent that such information can be shown to have been (a) generally available to the public other than as a result of a breach of the provisions of Section 3.3 of this Agreement; (b) already in the possession of the receiving Person or its Agents without restriction and prior to any disclosure in connection with the Company or pursuant to any of the terms of this Agreement; (c) lawfully disclosed to the receiving Person or its Agents by a third party who is free lawfully to disclose the same; or (d) independently developed by the receiving Person without use of any Confidential Information obtained in connection with the transactions leading up to and contemplated by this Agreement and the operation of the Company or its businesses.

         "Controller" means the Controller of the Company, duly appointed in accordance with this Agreement and having the duties and responsibilities set forth herein.

         "Default Amount" shall have the meaning set forth in Section 9.5(b) of this Agreement.

         "Defaulting Member" shall have the meaning set forth in Section 9.5(b) of this Agreement.

         "Deposit" means $1,500,000, which Mitsui deposited in cash with the Trustee, to be held by the Trustee in trust in an unencumbered interest bearing account subject to refunds and draw-downs, as referred to in the Asset Purchase Agreement or in Section C(1)(u) of the "Motion of Trustee and Committee for
Order: (1) Approving Bidding Procedures, etc.," filed with the Bankruptcy Court on or about April 26, 1996.

         "Depreciation" for any fiscal year or other period means the cost recovery or amortization deduction with respect to an asset for such year or other period as determined for federal income tax purposes, provided that if the Asset Value of such asset differs from its Basis at the beginning of such year or other period, depreciation shall be determined by applying tax recovery periods and methods to the Asset Value of the asset as provided in Income Tax Regulation Section 1.704-1(b)(2)(iv)(g)(3), subject to the provisions of Income Tax Regulation Section 1.704-3(d).

         "Dispute" shall have the meaning set forth in Section 7.1 of this Agreement.

         "Due Date" shall have the meaning set forth in Section 9.5 of this Agreement.

         "Effective Date" means the date upon which the acquisition by the Company of the Business shall be consummated, in accordance with the Asset Purchase Agreement.

         "Effective  Date  Contribution"  shall  have the  meaning  set forth in
Section 9.2 hereof.

         "Environmental Indemnity Agreement" means one or more environmental indemnity agreements and releases and covenants, conditions and restrictions between Mitsui and Trustee (in recordable form, where applicable), substantially in the form attached as Exhibit B to the Asset Purchase Agreement.

         "Fair Market Value" means, with respect to any asset or Membership Interest, as of the date of determination, the cash price at which a willing seller would sell, and a willing buyer would buy, each being apprised of all relevant facts and neither acting under compulsion, such asset or Membership Interest in an arms-length negotiated transaction with an unaffiliated third party without time constraints, determined, for purposes of Section 8.1, after giving appropriate weight to any discount attributable to a purchasing Member's compliance with the ultimate sentence of Section 8.1(f).

         "Forecast Cash Requirements" means, for the twelve-month period following the date of determination, the excess, if any, of (a) forecast capital expenditures, capital contributions to other entities and other investments, acquisitions, cash income tax payments and debt service (including principal and interest) requirements and other non-cash credits to income, plus forecast cash reserves for future operations or other requirements, over (b) forecast net income of the Company, plus the sum of forecast depreciation, amortization, interest expenses, income tax expenses and other non-cash charges to income, in each case to the extent deducted in determining such net income, plus or minus forecast changes in working capital, plus the forecast cash proceeds of dispositions of assets (net of expenses), plus an amount equal to the forecast net proceeds of debt financings.

        "Formation Contribution" shall have the meaning set forth in Section 9.2 hereof.

         "GAAP" means generally accepted accounting principles in effect from time to time in the United States, consistently applied with prior periods.

         "Hiuka" means Hiuka America Corporation, a California corporation, and with respect to all periods following commencement of the bankruptcy case with respect to Hiuka America Corporation, the bankruptcy estate of Hiuka America Corporation.

         "Income Tax Regulations" means the United States federal income tax regulations, including temporary (but not proposed) regulations, promulgated under the Code.

         "Initial  Capital  Contributions"  shall have the  meaning set forth in
Section 9.2 hereof.

         "Initial Offer" shall have the meaning set forth in Section 8.1(a) of this Agreement.

         "Initiating Member" shall have the meaning set forth in Section 8.1(a) of this Agreement.

         "Lease" means the Lease between Hiuka and the City of Long Beach, as assumed by the Company following the Effective Date, relating to the Pier T, Berth 118 facility located at the Port of Long Beach.

         "Lien" means, as to any Membership Interest, liens, encumbrances, security interests and other rights, interests or claims of others therein (including, without limitation, warrants, options, rights of first refusal, rights of first offer, co-sale and similar rights).

         "Liquidator" has the meaning set forth in Section 13.5.

         "Member" means each of RMD and Birmingham, and includes any Person admitted as an Additional Member or Substituted Member of the Company pursuant to Section 12 of this Agreement. RMD and Birmingham shall be admitted as Members of the Company on the date hereof. A Person who is not admitted on the date hereof as a Member of the Company shall be deemed admitted as a Member upon satisfaction of the requirements of Section 12.

         "Membership Interest" means the interest and ownership of a Member in the Company, including the Capital Account of such Member, its participation in the profits and losses of the Company in accordance with its Percentage Interest, and all of its other rights and obligations under this Agreement and the Act, relating to the Company.

         "Mini-Mill" shall mean an electric arc-furnace, semi-finished steel and/or finished steel product manufacturing facility.

         "Mitsui" means Mitsui & Co., Ltd., a corporation organized under the laws of Japan, and its successors and assigns.

         "Net Operating Available Cash" means at the time of determination, (a) all cash and cash equivalents on hand in the Company, less (b) the Forecast Cash Requirements, if any, of the Company, as determined by the Members in accordance with the terms hereof.

         "Non-Defaulting Members" shall have the meaning set forth in Section 9.5(b) of this Agreement.

         "Offer" means the Initial Offer and any subsequent offer made pursuant to Section 8.1 of this Agreement to the Initiating Member or the Other Member, as the case may be, each of which offers shall comply with the following requirements:

                  (a) Such offer shall be in writing, duly authorized, executed and delivered, irrevocable and remain available for acceptance for a period following receipt thereof by the Member to whom it was delivered for a period of at least 90 days;

                  (b)      Such offer shall be for cash only;

                  (c) Such offer shall be to purchase all, but not less than all, of the Membership Interest held by the Member to whom it is addressed; and

                  (d) Such offer shall stipulate the Price of the Membership Interest, the Fair Market Value from which such Price was derived, and the Percentage Interest of the Member to whom the offer is addressed.

         "Offeree Members" has the meaning set forth in Section 12.4 of this Agreement.

         "Other Member" shall have the meaning set forth in Section 8.1(a) of this Agreement.

         "Parent Entity" means, as to any Person, an Affiliate of which such Person is a Wholly Owned Subsidiary.

         "Percentage Interest" means, for each Member, the Percentage Interest of the Member as set forth on Schedule I, as such Percentage Interest may be modified in accordance with this Agreement.

         "Permitted  Transferees"  shall  have the  meaning  given  such term in
Section 12.2(b) hereof.

         "Person" means any individual, corporation, partnership, limited liability company, firm, joint venture, association, joint-stock company, trust, estate, unincorporated organization, governmental or regulatory body or other entity.

         "Pre-Effective  Date Contribution"  shall have the meaning set forth in
Section 9.2 hereof.

         "President" means the President of the Company, duly appointed in accordance with this Agreement and having the duties and responsibilities set forth herein.

         "Price" means a dollar amount stipulated in an Offer.

         "Profits" and "Losses" means, as appropriate, for any fiscal year or other period an amount equal to the Company's taxable income for United States federal income tax purposes for such year or period determined in accordance with Code Section 703(a) and the Income Tax Regulations thereunder with the following adjustments:

                  (a) All items of income, gain, loss, and deduction of the Company required to be stated separately shall be included in taxable income or loss;

                  (b) Income of the Company exempt from United States federal income tax shall be treated as taxable income;

                  (c) Expenditures of the Company described in Code Section 705(a)(2)(B) or treated as such expenditures under Income Tax Regulation Section 1.704-1(b)(2)(iv)(i) shall be subtracted from taxable income;

                  (d)  Revaluation Gain and Revaluation Loss shall be included;

                  (e) Gain or loss resulting from the disposition of property from which gain or loss is recognized for United States federal income tax purposes shall be determined with reference to the Asset Value, net of Depreciation, of such property;

                  (f)   Depreciation,   amortization  and  other  cost  recovery
         deductions shall be determined based upon Asset Value instead of as determined for United States federal income tax purposes; and

                  (g) All items of income, gain, loss or deduction specially allocated pursuant to Sections 10.1(c), (d), (e) and (g) shall not be included in taxable income or loss.

         "Representative" shall have the meaning set forth in Section 4.2(a) of this Agreement.

         "Revaluation Gain" means the amount of gain which would have been realized had there been a taxable disposition of any Company asset being revalued under Section 9.9 of this Agreement for an amount of cash equal to such asset's then Fair Market Value, determined in accordance with the provisions of
Section 9.11 of this Agreement, determined as if the asset's basis were equal to its Asset Value net of Depreciation with respect to such asset.

         "Revaluation Loss" means the amount of loss which would have been realized had there been a taxable disposition of any Company asset being revalued under Section 9.9 of this Agreement for an amount of cash equal to such asset's then Fair Market Value, determined in accordance with the provisions of
Section 9.11 of this Agreement, determined as if the asset's basis were equal to its Asset Value net of Depreciation with respect to such asset.

         "RMD" means Raw Material Development Co., Ltd., a Delaware corporation, and its Permitted Transferees hereunder.

         "Scrap" means ferrous and non-ferrous scrap metal.

         "Secretary" means the Secretary of the Company, duly appointed in accordance with this Agreement and having the duties and responsibilities set forth herein.

         "Selling Member" has the meaning set forth in Section 12.4 of this Agreement.

         "Subsidiaries" means Allways, B&D and Weiner.

         "Substituted Member" shall have the meaning set forth in Section 12.5 of this Agreement.

         "Tax Matters Partner" means the Tax Matters Partner of the Company as referred to in Section 11.1 of this Agreement.

         "Taxes" means all taxes, charges, fees, levies or other assessments imposed by any taxing authority, including, but not limited to, income, gross receipts, excise, property, sales, use, transfer, payroll, license, ad valorem, value added, withholding, social security, national insurance (or other similar contributions or payments), franchise, estimated, severance and stamp taxes (including any interest, fines, penalties or additions attributable to, or imposed on or with respect to, any such taxes, charges, fees, levies or other assessments) and "Tax Return" means any return, report, information return or other document (including any related or supporting information) with respect to Taxes.

         "Transaction" means the purchase of certain assets of Hiuka and the Subsidiaries and the assumption of certain associated obligations under certain executory contracts and leases, on the terms and conditions set forth in the Asset Purchase Agreement.

         "Transaction Expenses" shall have the meaning set forth in Section 9.3(a) of this Agreement.

         "Transfer" means as a verb to transfer, sell, assign, exchange, pledge, give, hypothecate or otherwise convey or encumber all or any portion of a Membership Interest, and, as a noun, any transfer, sale, assignment, exchange, pledge, gift, hypothecation or other conveyance or encumbrance of all or any portion of a Membership Interest.

         "Transfer Closing" shall have the meaning set forth in Section 8.1(f) of this Agreement.

         "Trustee" means R. Todd Neilson, in his capacity as Chapter 11 Trustee for the bankruptcy estate of Hiuka.

         "Weiner" means Weiner Steel Corporation, a California corporation, and with respect to all periods following commencement of a bankruptcy case with respect to Weiner Steel Corporation (in the event that such a bankruptcy proceeding is commenced with regard to Weiner Steel Corporation pursuant to
Section 8.8 of the Asset Purchase Agreement), the bankruptcy estate of Weiner Steel Corporation.

         "Wholly Owned Affiliate" means, as to any Person, a Parent Entity or any Affiliate that is a Wholly Owned Subsidiary of such Parent Entity.

         "Wholly Owned Subsidiary" means, as to any Person, a corporation or other entity all of the capital stock or other equity interests of which corporation or entity is at the time owned, directly or indirectly, through one or more intermediaries, or both, by such Person.


                                    SECTION 2
                               GENERAL PROVISIONS

         2.1  Formation.  Contemporaneously  herewith  RMD  and  Birmingham  are forming the Company as a limited liability company under and pursuant to the Act, and this Agreement. Except as otherwise provided in this Agreement, the rights, duties, liabilities and obligations of the Members and the administration, dissolution, winding up and termination of the Company shall be governed by the Act.

         2.2 Name.The name of the Company shall be "M&B Steel Company, LLC". The name of the Company may be changed with the unanimous approval of the Members.

         2.3      Filings; Registered Office; Statutory Agent.

                  (a) The Members shall cause the Certificate to be filed with the Secretary of State of the State of Delaware and any other office in accordance with the Act. The Members shall cause additional amendments to the Certificate to be filed from time to time, as required by the Act. The Members shall take any and all other actions as may be reasonably necessary to perfect and maintain the status of the Company as a limited liability company under the Act.

                  (b) The registered office of the Company in the State of Delaware required by the Act shall be as set forth in the Certificate, until such time as the registered office is changed with the unanimous approval of the Members and the filing of an amendment to the Certificate, all in accordance with the Act.

                  (c) The statutory agent of the Company in the State of Delaware required by the Act shall be CorpAmerica, Inc., until such time as the statutory agent is changed with the unanimous approval of the Members and the filing of an amendment to the Certificate, all in accordance with the Act.

         2.4 Principal Executive Office. The principal executive office for the transaction of the business of the Company shall be the Pier T, Berth 118 facility located at the Port of Long Beach, California until such principal executive office is changed with the unanimous approval of the Members within or without the State of Delaware.

         2.5 Purpose. The purpose of the Company shall be to acquire, own and operate certain assets (real and personal, tangible and intangible), businesses and operations of the bankruptcy estate of Hiuka and the Subsidiaries to engage primarily in the collection, processing and sale (mainly for export) of Scrap (collectively the "Business"), and to conduct such other business activities as may be permitted by the Act. The terms and conditions of the acquisition of the Business shall be more fully described in the Asset Purchase Agreement.

         2.6      Company Powers.

                  (a) The Company shall have the power: (i) to acquire and operate the Business; (ii) to acquire or lease all equipment, supplies and services and to make improvements necessary for the ownership, operation, management and maintenance of the Business; (iii) to borrow or raise money necessary for the acquisition, ownership, operation, management and maintenance of the Business; (iv) to use any contributions from the Members for such purposes; (v) to execute any documents required in connection with the foregoing; (vi) to do any and all acts and things which may be necessary, appropriate, proper, advisable, incidental or convenient to or for the furtherance of the Business as contemplated by this Agreement; and (vii) to take any other action permissible under the Act in connection with the Business; and

                  (b) The Company may enter into, deliver and perform all contracts, agreements and other undertakings and engage in all activities and transactions as may be necessary or appropriate to carry out the foregoing purposes. Without limiting the foregoing, the Company may:

                           (i) acquire, sell, lease, exchange, transfer, assign,
                  encumber, pledge or mortgage assets of the Business or otherwise exercise all rights, powers, privileges and other incidents of ownership or possession with respect to such assets;

                           (ii) borrow or raise money and secure the payment of any obligations of the Company by mortgage upon, or pledge or hypothecation of, all or any part of the assets of the Company;

                           (iii) engage personnel, whether part-time or full-time, to do such acts as are necessary or advisable in connection with the maintenance, operation and administration of the Company and its investments; and

                           (iv) engage attorneys, independent accountants, investment bankers, consultants or such other Persons.

         2.7 Term. The term of the Company shall commence on the date that the Certificate is executed and filed in the Office of the Secretary of State of the State of Delaware pursuant to Section 18-201 of the Act. The duration of the Company shall continue until September 30, 2026, unless extended or earlier dissolved as provided in Section 13, or by applicable law.

         2.8 Qualification in Other Jurisdictions. The Members shall cause the Company to be qualified, formed, or registered under assumed or fictitious name statutes or similar laws in any jurisdiction in which the Company owns property or engages in activities if such qualification, formation or registration is necessary to permit the Company lawfully to own property and engage in the Business. The Members shall execute, file and publish all such certificates, notices, statements or other instruments necessary to permit the Company to engage in the Business as a limited liability company in all jurisdictions where the Company elects to engage in or do business.

         2.9 Limited Liability Agreement. This Agreement shall be the Company's "limited liability company agreement" for all purposes under the Act.


                                    SECTION 3
                                     MEMBERS

         3.1 Members. Each of the parties to this Agreement, and each Person admitted as a Member of the Company pursuant to the Act and Section 12 of this Agreement, shall be Members of the Company until they cease to be Members in accordance with the provisions of the Act, the Certificate, or this Agreement. The names of the Members shall be set forth in Schedule I hereto, as such
Schedule I may be amended from time to time.

         3.2 Access to Books of Account. Each Member shall have the right at all reasonable times during usual business hours to audit, examine, and make copies or extracts of or from the complete books of account of the Company, including but not limited to the books and records maintained in accordance with Section
11.2 and all other books and records of the Company. Such right may be exercised through any Agent of such Member designated by it or by independent certified public accountants or counsel designated by such Member. Each Member shall bear all expenses incurred in any examination made for such Member's account.

         3.3      Confidential Information.

                  (a) The Company and each Member shall not use or disclose to others any Confidential Information received from the Company or any other Member for any purpose other than provided for in this Agreement, and shall take or cause to be taken such precautions as are reasonably necessary to prevent disclosure or use of Confidential Information to others, except to or by (i) any lender to the Company, or (ii) any Member or any of their respective Affiliates or Agents in connection with the transactions leading up to and contemplated by this Agreement, including with respect to any agreements or contracts between the Member and the Company, and the operation of the Company and its Business; any Member disclosing Confidential Information pursuant to
         Section 3.3 shall use, and shall cause its Affiliates and Agents to use, such Confidential Information only for the benefit of the Company in conducting the Business or for any other specific purposes for which it was disclosed to such party; provided that the disclosure of financial statements of, or other information relating to, the Company shall not be deemed to be the disclosure of Confidential Information
         (i) to the extent that any Member is required by law or GAAP to disclose such financial statements or other information or (ii) to the extent that in order to sustain a position taken for tax purposes, any Member deems it necessary and appropriate to disclose such financial statements or other information. All Confidential Information disclosed in connection with the Company or pursuant to this Agreement shall remain the property of the Person whose property it was prior to such disclosure.

                  (b) No Confidential Information regarding the plans or operations of any Member or any Affiliate thereof received or acquired by or disclosed to any other Member or Affiliate thereof in the course of the conduct of the Business, or otherwise as a result of the existence of the Company, may be used by such other Member or Affiliate thereof for any purpose other than for the benefit of the Company in conducting the Business.

                  (c) In the event that a Member or anyone to whom a Member transmits any Confidential Information becomes legally compelled (by oral questions, interrogatories, requests for information or documents, subpoena, investigative demand or similar process) to disclose any of the Confidential Information, such Member will provide the other Members and the Company with prompt written notice prior to disclosure so that the other Members and the Company may seek a protective order or other appropriate remedy and/or waive compliance with the provisions of this Agreement. In the event that such protective order or other remedy is not obtained, or that the Company and the other Members waive compliance with the provisions of Section 3.3, the Member or Person who is compelled to disclose such Confidential Information will take reasonable measures to minimize any required disclosure.


                  (d) Each Member who ceases to be a Member will, and will cause its Affiliates, Representatives and Agents to, maintain the confidentiality required by Section 3.3. The obligations under Section
         3.3 shall survive the dissolution of the Company for a period of five years.

                  (e) To the fullest extent permitted by law, if a Member or any of its Affiliates or Agents breaches, or threatens to commit a breach of, Section 3.3, the other Members and the Company shall have the right and remedy to have Section 3.3 specifically enforced by and pursuant to the arbitration provisions in Section 7.1, and to obtain injunctive relief as authorized by Section 7.1, it being acknowledged and agreed that money damages will not provide an adequate remedy to such other Members or the Company. Nothing in Section 3.3 shall be construed to limit the right of any Member or the Company to collect money damages in the event of breach of Section 3.3.

         3.4 Duty of Members to Cooperate. Each Member will, to the extent permitted by applicable law and consistent with this Agreement, furnish such information, execute such applications and similar documents as are required by governmental authorities, and take such other action reasonably requested by the other Members or the Representatives as may be necessary or reasonably desirable in connection with the Business of the Company.


                                    SECTION 4
                                MEMBER MANAGEMENT

         4.1 Management. The Business of the Company shall be managed by the Members in accordance with this Section 4. All decisions concerning the management of the Company's Business shall be made by the Members acting through their Representatives and the officers of Company, in each case as further described in Sections 4.2 and 4.3. Any Person not a party to this Agreement which deals with the Company shall be entitled to rely conclusively upon the power and authority of the Members and Representatives. Except upon the express authorization or designation by the Members in accordance with this Agreement, no Member shall have any unilateral right or authority to take any action on behalf of the Company with respect to third parties. None of the officers of the Company or the Representatives shall be a "Manager" (within the meaning of the Act) of the Company.

         4.2      Representatives

                  (a)  Each  of  Birmingham  and  RMD  shall   designate   three
         representatives (collectively the "Representatives" and each individually a "Representative") and three alternate representatives (collectively the "Alternates" and individually an "Alternate") who may be officers or employees of the Company, and each of whom shall be an officer, director or employee of the appointing Member or an Affiliate of the Member. The foregoing restriction on qualifications of Representatives shall be subject to waiver and exceptions if approved by all Members. The Representatives shall serve without compensation. These Representatives shall represent RMD, Birmingham and Substitute Members at the Members Meetings, as further described in Section 4.4.

                  (b) Each Member shall designate its initial Representatives and Alternates by written notice to the other Member within 30 days from the date hereof. Prior to the designation of its initial Representatives, any actions or decisions of a Member to be taken through its Representatives may be taken by the Member acting directly through its authorized officers. Effective upon the giving of written notice thereof to the other Members, any Member may, at any time, in its sole discretion and with or without cause, replace any or all of its appointed Representatives and Alternates with other individuals and may designate one or more Alternates for any or all of its Representatives; provided that such replacement Representatives or Alternates meet the requirements provided in Section 4.2(a) above. Each Representative or Alternate shall serve until his or her successor is appointed, or until his or her earlier death, resignation or removal. In the event that a Representative or an Alternate ceases to serve for any reason, the Member that appointed such person shall promptly designate a successor. Effective upon a Member ceasing to be a member of the Company, the Representatives and Alternates representing such Member shall cease to be Representatives and Alternates.

         4.3 Member Actions. Any action that may be taken by the Members or the Company shall require the affirmative vote of Members maintaining 70% or more of the Percentage Interests; provided, however, that with respect to the actions set forth below, such action shall also require the affirmative vote of RMD, so long as RMD maintains a Percentage Interest of 35% or more, and Birmingham, so long as Birmingham maintains a Percentage Interest of 35% or more, each acting through its Representatives:

                  (i)       to amend the Certificate;

                  (ii)      to amend this Agreement;

                  (iii) to change the scope of the Business or the purpose of the Company in accordance with Section 2.5, or to engage in a business other than the Business;

                  (iv) to adopt or amend the annual Budget and Business Plan for the Company;

                  (v) to approve the admission of a new Member of the Company, except for the admission of new Members as a result of transfers, which admissions shall be governed by Section 12.2 below;

                  (vi) to agree to continue the Business of the Company after an event of dissolution of the Company;

                  (vii) except as otherwise provided in this Agreement, to approve the dissolution or liquidation of the Company;

                  (viii) to approve a merger, conversion or consolidation of the Company with or into any other Person;

                  (ix) to approve the sale of all or substantially all of the Company's assets;

                  (x) to establish or dissolve any subsidiary of the Company;

                  (xi) except as otherwise provided in this Agreement, to require any additional capital contributions and to determine the form of such contributions;

                  (xii) to form or dissolve a joint venture, partnership or any other similar arrangement between the Company and any other Person;

                  (xiii) except to the extent authority is delegated to others by the Members, to approve any acquisition or disposition of shares or bonds or any other equity or other interest in any other Person or business enterprise;

                  (xiv) except to the extent authority is delegated to others by the Members, to authorize any acquisition of assets of any other Person, or any disposition of assets of the Company, except in the ordinary course of business;

                  (xv) except to the extent authority is delegated to others by the Members, to borrow money;

                  (xvi) to appoint or change the independent auditor of the Company;

                  (xvii) except as otherwise provided in this Agreement, to make any distribution to the Members of the Company;

                  (xviii) to establish, amend or abolish internal rules of the Company with respect to the authority of the President and other designated officers and to create, reorganize or abolish departments and offices of the Company;

                  (xix) to approve any assignment, transfer, sublease, modification, extension or early termination of the Lease;

                  (xx) such other actions as may be prescribed in this Agreement and provided to be subject to the approval of the Members;

                  (xxi) to approve the terms of and any amendment to or modification of the Loan Agreement, or the extension or refinancing of indebtedness incurred thereunder; and

                  (xxii) any amendment to or modification of the Asset Purchase Agreement and any decisions regarding satisfaction of material conditions to closing of the Transactions contemplated thereby.

Notwithstanding the foregoing, RMD's vote alone shall determine whether the Company shall assume the Asset Purchase Agreement, unless, when compared with the assets and obligations included in the Notice to the Trustee dated September 18, 1996, the combination of any decrease in the assets to be acquired and any increase in the obligations to be assumed pursuant to the final Asset Purchase Agreement is of such magnitude that economic projections, as calculated in the financial model used by Birmingham, based on assumptions disclosed by Birmingham to Mitsui, result in a cumulative EBITDA (earnings before interest, taxes, depreciation and amortization) payback of approximately five years or greater. In such case, Birmingham shall vote alone whether the Company shall assume the Asset Purchase Agreement. The determination that Birmingham has this voting right, and the vote by Birmingham, shall be made prior to execution of the Asset Purchase Agreement, and before that determination Birmingham shall review and discuss the assumptions and calculations used in reaching that conclusion with RMD. As used herein, "EBITDA payback" means an aggregate amount of EBITDA equal to the cash purchase price in the Asset Purchase Agreement.

         4.4      Members Meetings.

                  (a) The Members shall hold regular meetings (at least quarterly) at such time and place as shall be determined by the Members. Special meetings of the Members may be called at any time by any Member by delivering a notice of meeting in accordance with Section 4.4(g) hereof. The President and senior management of the Company, as the Members determine, may be invited by any Member to attend and express their respective opinions at any such meeting.

                  (b) The chairman of the meeting of the Members shall establish the agendas for, and regulate the proceedings of, meetings of the Members, but must include on such agendas matters requested by any Member in writing received at least two business days in advance of any meeting. RMD and Birmingham, so long as each of RMD and Birmingham maintains a Percentage Interest of 35% or more, alternating year by year, shall have the right to appoint the chairman from among its representatives to serve for a term of one (1) year. In the event that either RMD or Birmingham fails to maintain a Percentage Interest of 35% or more, a majority of the Members shall appoint such chairman from among the representatives. The initial chairman shall be appointed by RMD.

                  (c) Representatives may participate in a meeting of the Members by conference telephone or similar communications equipment by means of which all Persons participating in the meeting can hear each other, and such participation shall constitute presence in person of such Representatives at such meeting.

                  (d) Any action required or permitted to be taken at any meeting of the Members may be taken without a meeting upon the unanimous written consent of all of the Representatives.

                  (e) The Representatives shall cause to be kept with the books and records of the Company complete written minutes of all Member meetings. A duplicate copy of such written minutes shall be provided to each Representative. The Secretary shall cause to be kept with the books and records all such written minutes, notices, waivers of notice and written consents in lieu of meetings in accordance with Section 5.4 of this Agreement.

                  (f) A Representative shall have the right by written notice to the chairman to designate an Alternate to attend meetings of the Members, instead and in place of such Representative, and to exercise all of the functions of such Representative. Any such Alternate shall be deemed to be a Representative for all purposes hereunder until such designation is revoked. A Representative shall also have the right to give a written proxy to any other Representative for a specific meeting to exercise all voting rights of the Representative at such meeting.

                  (g) Notice of each regular meeting and each special meeting of the Members shall be given in writing to each Member and the Company at least fourteen (14) business days before such meeting. Notices of special meetings shall contain a description, in reasonable detail, of the items of business to be conducted at such meeting and no business other than those items (unless expressly and unanimously agreed to by all of the Representatives) may be conducted at such special meeting. The notice provisions of Section 4.4(g) shall be waived upon either the signing of a written waiver thereof or attendance at a meeting by all of the Representatives appointed by each Member.

         4.5 Voting. The vote of any Member, with respect to any action that is to be voted on by such Member, including without limitation in exercise of the powers set forth in Section 4.3, shall mean the affirmative vote of such Member acting through its Representatives present (in person or by Alternate) at the meeting; provided that in the event that a Member shall abstain from the vote on any matter (because of a conflict of interest or for any other reason), the outcome of such vote shall be determined by the affirmative vote of the other Members entitled to vote on such matter, and such vote shall constitute the act of the Members with respect to such matter. A quorum of any meeting of the Members shall require the presence (in person or by Alternate) of at least four
(4) Representatives, two (2) of whom shall be Representatives of each Member. With respect to any matter that is to be voted on by a Member, such Member shall be entitled to consider only such interests and factors as it desires, including its own interests, and shall have no duty or obligation to give any consideration to any interests of or factors affecting the Company or any other Member.

         4.6      Deadlock; Deadlock Resolution.

                  (a) In the event that the Members fail to adopt, by the requisite affirmative vote, the annual Budget and Business Plan for the Company prior to the first day of any fiscal year of the Company, the Company shall be operated in accordance with the annual Budget and Business Plan for the immediately previous fiscal year of the Company until the Members adopt the annual Budget and Business Plan for the relevant fiscal year.

                  (b) In the event that the Members fail to resolve, by the requisite affirmative vote (which failure includes blocking of action by RMD or Birmingham in accordance with Section 4.3 hereof), any matter referred to in Section 4.3(iv) or (xi) hereof:

                           (i) in the case of Section 4.3(iv), ninety (90) days following the end of the preceding fiscal year, or

                           (ii) in the case of Section 4.3(xi), ninety (90) days
                  after a matter referred to in clause (xi) is first referred to the Members,

         then RMD and Birmingham shall, so long as each of RMD and Birmingham maintains a Percentage Interest of 35% or more, each appoint a delegate in order to resolve such disagreement. In such event, the delegates shall be the Chief Executive Officer (or a successor officer having substantially similar responsibility) of Birmingham and either the Chief Operating Officer of the Iron and Steel Raw Materials Group (or a successor officer having substantially similar responsibility) of Mitsui or the General Manager of the Ferrous Raw Materials Division (or a successor officer having substantially similar responsibility) of Mitsui. In the event that either RMD or Birmingham fails to maintain a Percentage Interest of 35% or more, each Member shall appoint a delegate in order to resolve such disagreement.

                           Such delegates shall then meet as necessary to resolve such disagreement and attempt to resolve such disagreement by mutual agreement. If such delegates fail to resolve the disagreement within ninety (90) days of their appointment, except as set forth in paragraph (c) below, no action shall be taken by the Company.

                  (c) In case of a failure to resolve a disagreement as described in the preceding paragraph (b), then each of RMD and Birmingham may exercise buy-sell rights pursuant to Section 8 of this Agreement.


                                    SECTION 5
                             OFFICERS AND EMPLOYEES

         5.1      Officers.

                  (a) The Company shall initially have three (3) divisions, comprised of the (i) Sales Division, (ii) Operation Division, and (iii) Financing and Accounting Division. Thereafter, the Company shall have such organization as shall be unanimously approved by RMD and Birmingham (so long as each of RMD and Birmingham maintains a Percentage Interest of 35% or more).

                  (b) The officers of the Company shall include a President, a Chief Financial Officer, a Controller, a Secretary, a General Manager for each division, and such other officers as RMD and Birmingham (so long as each of RMD and Birmingham maintains a Percentage Interest of 35% or more) may deem appropriate. The powers, rights, duties, responsibilities and selection of the officers shall be as provided in this Agreement or determined by RMD and Birmingham (so long as each of RMD and Birmingham maintains a Percentage Interest of 35% or more).

                  (c) So long as each of RMD and Birmingham maintains a Percentage Interest of 35% or more, (i) RMD shall have the right to appoint the (1) President, (2) General Manager of the Sales Division,
         (3) Controller  (who shall report to the Chief  Financial  Officer) and
         (4) General Manager of the Administrative Department (which is part of the Operation Division); and (ii) Birmingham shall have the right to appoint (1) the Chief Financial Officer (who is the General Manager of the Financing and Accounting Division), (2) the General Manager of the Purchasing Department (which shall be part of the Operation Division) and (3) the General Manager of the Operation Division. In addition, so long as each of RMD and Birmingham maintains a Percentage Interest of 35% or more, each of RMD and Birmingham may appoint an officer to work as an assistant to each officer appointed by the other Member, and each of RMD and Birmingham shall have the right to approve the selection of each officer appointed by the other; provided, that such approval shall not be unreasonably withheld.

         5.2 President. The President shall have the responsibility for the general active day-to-day management of the business of the Company. The President shall see that all orders and resolutions of the Members are carried into effect. The President shall, subject to the direction, policies and orders of the Members, have the general powers and duties usually vested in the office of the President of a Delaware corporation and shall have such other powers and perform such other duties as may from time to time be prescribed by RMD and Birmingham (so long as each of RMD and Birmingham maintains a Percentage Interest of 35% or more).

         5.3 Chief Financial Officer. The Chief Financial Officer shall have the care and custody of the Company's funds and securities and shall disburse the funds of the Company as may be ordered from time to time by RMD and Birmingham (so long as each of RMD and Birmingham maintains a Percentage Interest of 35% or more) or the President, subject to the direction, policies and orders of the Members. The Chief Financial Officer shall keep or cause to be kept full and accurate accounts of receipts and disbursements in books belonging to the Company and shall deposit all moneys and other valuable effects and all securities of the Company in the name and to the credit of the Company in such depositories as may be designated from time to time by RMD and Birmingham (so long as each of RMD and Birmingham maintains a Percentage Interest of 35% or more). Except to the extent that some other person or persons may be specifically authorized by the Members to so do, the Chief Financial Officer shall make, execute and endorse all checks and other commercial paper on behalf of the Company. The Chief Financial Officer shall report the financial condition of the Company when requested to do so by RMD and Birmingham (so long as each of RMD and Birmingham maintains a Membership Interest of 35% or more) or the President and shall perform such other duties as may from time to time be prescribed by RMD and Birmingham (so long as each of RMD and Birmingham maintains a Percentage Interest of 35% or more).

         5.4 Secretary. The Secretary shall keep or cause to be kept at the principal executive office of the Company with the books and records of the Company, or such other place as RMD and Birmingham may order (so long as each of RMD and Birmingham maintains a Percentage Interest of 35% or more), a complete book of written minutes of all proceedings of the Members, with the time and place of holding, whether regular or special, and if special how authorized, the notice thereof given, the names of those present and the number of votes present or represented at Members meetings, and all written consents in lieu of meetings. The Secretary or an assistant secretary, or, if they are absent or unable or refuse to act, any other officer of the Company, shall give or cause to be given notice of all the meetings of the Members required by this Agreement or by law to be given, and shall have such other powers and perform such other duties as may be prescribed by the President or by this Agreement or by RMD and Birmingham (so long as each of RMD and Birmingham maintains a Percentage Interest of 35% or more). The Secretary shall be appointed by RMD and Birmingham (so long as each of RMD and Birmingham maintains a Percentage Interest of 35% or more).

         5.5 Controller. The Controller shall report to the Chief Financial Officer and have those duties and responsibilities relating to the fiscal affairs of the Company as shall be delegated to the Controller by RMD and Birmingham (so long as each of RMD and Birmingham maintains a Percentage Interest of 35% or more). Such duties and responsibilities shall include, without limitation, the examination and auditing of the Company's books and accounts, the keeping of the Company's financial records and the reporting of the Company's financial affairs to the Chief Financial Officer.

         5.6 General Manager of Sales Division. The General Manager of Sales shall have the responsibility for (i) the sales, both domestically and for export, of all products and materials acquired by the Company, (ii) chartering all vessels required for the movement of the sold products and materials, (iii) the collection of accounts receivable from the Company's customers, and (iv) any other matters or duties as may from time to time be prescribed by RMD and Birmingham (so long as each of RMD and Birmingham maintains a Percentage Interest of 35% or more).

         5.7 General Manager of Operations Division. The General Manager of Operations shall have the responsibility for (i) the day-to-day operations of Berth-118, and the Subsidiaries, including intake, processing, shiploading and maintenance, (ii) personnel and labor matters, (iii) the purchase of scrap, (iv) the purchase of commodities and equipment, (v) the dispatching of trucks, the arrangement of railroad transport and other domestic transportation matters,
(vi) subcontracting issues, (vii) leasing issues, including matters relating to the Lease, (viii) the management and handling of hazardous materials, and (ix) any other matters or duties as may from time to time be prescribed by RMD and Birmingham (so long as each of RMD and Birmingham maintains a Percentage Interest of 35% or more).


                                    SECTION 6
                                   NON-COMPETE

         6.1      Non-Compete Covenant.

         (a) Each of RMD and Birmingham agrees that it shall not, and shall cause its Affiliates not to, during all times that RMD and Birmingham maintain, either directly or through any Affiliate, a Percentage Interest of 20% or more, directly or indirectly, as a partner, joint venturer, employer, employee, contractor, consultant, shareholder, director, officer, trustee, principal or agent, engage in or receive any economic benefit from any business or operations that competes with the Business in the following counties within the State of
California: (i) Los Angeles; (ii) Orange; (iii) Riverside; (iv) San Diego; (v) Ventura; (vi) Kern; (vii) Imperial; (viii) San Bernardino; (ix) Santa Barbara; and (x) San Luis Obispo (the "Territory"), or control, advise with respect to, act as a consultant to or manage any Person regarding any business or operations that competes with the Business in the Territory. Either RMD or Birmingham and their respective Affiliates may, however, without violating this covenant (i) own as an investment not in excess of five percent (5%) of the securities of a corporation or other entity which engages in such competition if such securities are traded on a national securities exchange or traded publicly in the over-the-counter market, or (ii) invest the assets of any employee benefit plan in any corporation or other entity which engages in such competition, if the assets of such plan are managed by an independent investment advisor.

         (b) Each of RMD and Birmingham agrees that it shall not, and shall cause its Affiliates not to, for a period of 5 years from the date hereof, construct any Mini-Mill within the Territory. The parties agree that in the event RMD, Birmingham or any Affiliate proposes, following the expiration of such 5 year period, to construct any such facility, RMD and Birmingham shall consult in good faith to determine whether the construction and operation of the proposed facility would have an adverse economic impact on the results of operations of the Company and, if no such adverse impact is expected, the proposing party may proceed with the proposed construction without violating this Section 6. This paragraph (b) will be effective only if Mitsui shall have notified Birmingham of the effectiveness of this paragraph on or before October 9, 1996. If that notice is not given, any party may construct a Mini-Mill in the Territory.

         6.2 Other Exceptions.  Nothing in Section 6.1, however,  shall preclude
(a) RMD or any of its Affiliates from (i) continuing to conduct business and operations substantially similar to those existing at the Closing; (ii) owning or transferring any interest in, or transacting business with, Ferromet or Tamco; or (iii) purchasing Scrap within the Territory if the Company is unable to respond timely to an inquiry from RMD or any of its Affiliates, or purchasing Scrap elsewhere, for export to any destination or (b) Birmingham or any of its Affiliates from (i) owning or transferring any interest in any existing Mini-Mill facility wherever located; or (ii) purchasing Scrap from any seller within the Territory or elsewhere for use in a facility owned or operated by Birmingham or any of its Affiliates, provided that in the case of a proposed purchase within the Territory for use at the facility of BSC or its Affiliate in Seattle, Washington, the Company shall have a right of first refusal to sell the same volume of Scrap to Birmingham or its Affiliate at the proposed price.

         6.3 Reasonableness of Restrictions. Each of RMD and Birmingham acknowledges that the foregoing territorial and time limitations are reasonable and properly required for the adequate protection of the Company and that in the event that any such territorial or time limitation is deemed to be unreasonable and is then reduced by an arbitrator or subject to Section 7 a court or competent jurisdiction, then, as reduced, the territorial and time limitations shall be enforced.

         6.4 Enforcement. For purposes of this covenant, each of RMD and Birmingham shall be a fiduciary of each other, having the highest duties of loyalty, good faith and fair dealing. Each of RMD and Birmingham acknowledges that the remedy at law for any breach or threatened breach by it of the agreements contained in Section 6.1 will be inadequate and agrees that the Company in the event of such breach or threatened breach, subject to and consistent with Section 7, in addition to all other remedies available for such breach or threatened breach (including a recovery of damages), will be entitled to obtain preliminary or permanent injunctive relief without being required to prove actual damages and, to the extent permitted by applicable statutes and rules of procedure, a temporary restraining order (or similar procedural device) upon the commencement of such action. Section 6.1 constitutes an independent and severable covenant and if any or all of the provisions of Section 6.1 are held to be unenforceable for any reason whatsoever, it will not in any way invalidate or affect the remainder of this Agreement which will remain in full force and effect. The parties intend for the covenants of Section 6.1 to be enforceable to the maximum extent permitted by law, and if any reviewing court deems any of such covenants to be unenforceable or invalid, the Members and the Company authorize such court to reform (i) the unenforceable or invalid provisions and to impose such restrictions as reformed and (ii) the remaining provisions as it deems reasonable.



                                    SECTION 7
                               DISPUTE RESOLUTION

         7.1 Dispute Resolution. The Members hereto desire to avoid all forms of traditional litigation, subject to the provision for preliminary injunctive relief described in Section 7.1(c) below. Except as otherwise provided in this Agreement, any dispute, controversy or claim of any nature whatsoever between the Members arising out of or relating to this Agreement or the breach, termination or invalidity of this Agreement, whether in contract, tort or equity, or under any statute or regulation arising out of or relating to this Agreement, the relationship between or among the Members or any circumstances pertaining to the creation or termination thereof, including without limitation, claims of discrimination, breach of fiduciary duty, bad faith, or interference with other business opportunities and including determining in the first instance the interpretation or scope of this dispute resolution agreement and other preliminary jurisdictional questions (a "Dispute"), shall be resolved in accordance with Section 7. All other remedies to which the Members (including their respective Affiliates) may otherwise have been entitled, whether at law or in equity, are hereby waived to the fullest extent allowed by law. The obligations under Section 7 shall survive the dissolution of the Company or the failure of a person to remain a Member.

         The preceding provision notwithstanding, if a Dispute arises out of third-party litigation against any Member, these procedures shall not be mandatory, and such Member shall have the right to engage in such litigation with the third-party claimant and with each other concerning such Dispute. For purposes of this exception pertaining to Disputes arising out of third-party litigation, a third-party means a party which is not an Affiliate of a Member.

                  (a) Informal Dispute Resolution. The Members shall initially attempt in good faith to resolve any Dispute promptly by confidential negotiations between representatives of the Members with authority to settle the matter. All such negotiations shall be treated as compromise and settlement negotiations for purposes of the relevant rules of evidence. Any Member making a claim shall give the other Members written notice that the Member is invoking the dispute resolution procedures of Section 7 with respect to a specified Dispute. Within twenty (20) days after delivery of the written notice, the receiving Members shall submit to the other Members a written response. The notice and the response shall include (a) a statement of each Member's position and a summary of arguments supporting that position, and (b) the name of the Person(s) who will represent that Member and the name of any other Person who will accompany the representative(s) to the meeting. Within twenty (20) days after delivery of the written response, the representatives of the Members shall meet at a mutually acceptable time and place (or failing such agreement at the Company's principal executive office), or confer by telephone and thereafter as often as they reasonably deem necessary, to attempt to resolve the Dispute.

                  (b)      Formal Dispute Resolution.

                           (i) Any Dispute which remains  unresolved  fifty (50)
                  days after delivery of the initial written notice shall be promptly resolved by final and binding arbitration. Such arbitration shall be conducted pursuant to the Commercial Arbitration Rules ("CAR") of the AAA. The place of arbitration shall be Los Angeles, California unless all Members which are parties to the arbitration agree to a different locale. Each party shall select one arbitrator and the two arbitrators shall select a third arbitrator; the three arbitrators shall be the arbitration panel. The arbitrators shall follow the laws of the State of Delaware (without regard to conflict of law provisions) in resolving any Dispute, provided that any question concerning arbitrability shall be governed exclusively by the United States Arbitration Act as then in force. Each Member hereby waives any right to and the arbitrators shall not have the power to award punitive, exemplary, double or treble damages. The award of the arbitrators shall be final and binding, and judgment on it may be entered in any court having jurisdiction. The Members agree that any decision or award resulting from proceedings in accordance with this dispute resolution provision shall have no preclusive or other effect in any other matter between the Members or involving a third-party.

                           (ii) The  arbitrators  may consolidate an arbitration
                  under this Agreement with any other arbitration between the Members if the subject of the Dispute arises out of or relates essentially to the same facts or transaction(s). No other person may be included in the arbitration of a Dispute, whether by consolidation, joinder or in any other manner, except by written consent of the Members which are parties to the Dispute.

                           (iii) The expenses of an arbitration proceeding pursuant to this Section 7 shall be borne by the losing party, except that each party shall bear the costs of its own attorneys' fees and expenses.

                  (c) Injunctive Relief. The Members agree that notwithstanding anything to the contrary contained herein, any Member may seek a temporary restraining order or a preliminary injunction from any court of competent jurisdiction in order to prevent immediate and irreparable injury, loss or damage; provided such Member has commenced in good faith an informal dispute resolution proceeding pursuant to Section 7. To the maximum extent permitted by law, the arbitrators once appointed shall have the power to modify or vacate such temporary restraining order or preliminary injunction or to issue a restraining order or injunction.

                  (d)  Confidentiality.   The  dispute  resolution   proceedings
         contemplated by Section 7 shall be as confidential and private as permitted by law. To that end, the Members shall not disclose the existence, content or results of any proceedings conducted in accordance with this provision, and materials submitted in connection with such proceedings shall not be admissible in any other proceeding unless provided by law. However, this confidentiality provision shall not prevent a petition to vacate or enforce an arbitral award, and shall not bar disclosures required by law.

                  (e) Limitations Period. The statutes of limitation of the State of Delaware shall be applicable to the arbitration of any Dispute hereunder just as if such arbitration were a lawsuit between the Members, except that all applicable statutes of limitation and defenses based upon the passage of time shall be tolled during the pendency of any informal dispute resolution or arbitration under Section 7.1(a) and
         (b).


                                    SECTION 8
                                 BUY-SELL RIGHT

         8.1      Buy-Sell.

                  (a) If RMD or Birmingham (the "Initiating Member") shall have the right to initiate the buy-sell procedures described in this Section 8 (the "Buy-Sell Procedure") pursuant to Section 4.6(c) of this Agreement, such right shall be exercisable by written notice (the "Initial Offer") to the other Member (the "Other Member"), to offer to buy all, and not less than all, of the Other Member's Membership Interest in the Company at a Price and upon the other terms specified in the Initial Offer. The Price shall be the Fair Market Value of the Other Member's Interest, and the Initial Offer shall be accompanied by a written opinion of a recognized investment banker as to the Fair Market Value. In the event of a dispute as to whether the Price is at Fair Market Value, the issue shall be decided within 90 days following the Initial Offer by an investment banker selected by two investment bankers, one selected by each of RMD and Birmingham, with costs to be borne equally by RMD and Birmingham.

                  (b) Upon receipt of an Initial Offer pursuant to Section 8.1(a), the Other Member shall be obligated, within the later of 90 days after such receipt, or 60 days following resolution of a dispute over Fair Market Value, to do one of the following:

                           (i) Deliver to the Initiating Member its Acceptance of such Offer; or

                           (ii) Deliver to the Initiating Member an Offer to purchase the Membership Interest in the Company held by the Initiating Member at a price equal to or in excess of the Price specified in the Initial Offer to the Other Member; or

                           (iii) Deliver to the Initiating  Member a notice of a
                  bona fide offer from an unrelated third party (reasonably acceptable to the Initiating Member) to purchase the Other Member's Membership Interest for a cash price in excess of the Price in the Initial Offer.

                  (c) In the event a Member receiving an Offer fails, in the case of the Other Member within the later of ninety (90) days after receipt thereof, or sixty (60) days following resolution of a dispute over Fair Market Value, to take any action under Section 8.1(b) above, then such Member shall be conclusively deemed to have accepted the Offer to purchase its Membership Interest and to have delivered its Acceptance of such Offer to the Initiating Member.

                  (d) If the Other Member elects to act under Section 8.1(b)(ii) above, the Initiating Member shall, immediately upon receipt thereof, be conclusively deemed to have accepted the Offer to purchase the Membership Interest held by the Initiating Member at the price specified by the Other Member.

                  (e) If the Other Member elects to act under Section 8.1(b)(iii) above, the election shall be treated as a notice under
         Section 12.4 hereof, and the Initiating Member shall have the right to exercise the right of first refusal described in that section.

                  (f) Upon the delivery by a Member of an Acceptance of any Offer delivered hereunder, the closing of the purchase to be made pursuant thereto (the "Transfer Closing") shall take place on the date established by the purchasing party (not less than 10 days nor more than 120 days after delivery of such Acceptance), or, if federal or applicable state agencies' approval for such assignment is required, not more than thirty days after such approval has been obtained. At the Transfer Closing, the purchasing Member and the selling Member shall deliver such certificates and such assignment documents in customary form as may be reasonably requested in order to consummate the transaction, and the purchasing Member shall deliver the purchase price in immediately available funds to such bank account as shall have been specified by the selling Member at least three days prior to the closing (or, if no such notice has been given, by delivery of a certified or bank check). At the Transfer Closing, the selling Member shall sell and transfer its Membership Interest to the purchaser free and clear of Liens other than Liens arising out of Company financing and shall so warrant to the purchasing Member. The selling Member shall also represent and warrant to the purchasing Member that the selling Member has good and marketable title to the Membership Interest being sold and transferred. In addition, each of the selling Member and the purchasing Member shall make customary representations and warranties to the other including representations and warranties with respect to organization, valid existence, authorization, and non-contravention. With respect to obligations arising out of Company financing, the purchasing Member shall, in addition to paying the Price as provided above, either (i) satisfy or otherwise obtain release from all liability on the part of the selling Member and its Affiliates with respect to all obligations of the Company, including debt and lease obligations (including, without limitation, obligations arising under the Environmental Indemnity Agreement and the Lease), which such selling Member and/or its Affiliates shall have guaranteed, or (ii) indemnify and hold harmless the selling Member and its Affiliates against such liability and secure the obligations of the selling Member in a manner reasonably satisfactory to such selling Member, including a letter of credit or payment bond.

                  (g) In the event that any Person other than RMD or Birmingham acquires a Membership Interest, this Section 8 shall be amended by the parties hereto to provide for the application of the Buy-Sell Procedure set forth herein to such additional Member.

         8.2      Certain Agreements.

                  (a) In the event a Member accepts an Offer to sell its Membership Interest and either the buyer or the seller fails timely to consummate such purchase, then, notwithstanding Section 7 hereof, the non-defaulting party may seek judicial redress in the courts of the State of Delaware against the defaulting party, where such relief may include, but need not necessarily be limited to, an award of damages, specific performance, and/or an injunction.

                  (b) Notwithstanding the foregoing, a Member shall not be entitled to make an Initial Offer pursuant to Section 8 if (i) such Member shall have ceased to be a member of the Company by reason of its withdrawal, dissolution or the transfer of its Percentage Interest (ii) such Member shall have filed a petition in bankruptcy, or a petition in bankruptcy shall have been filed against it and remain pending for 60 days, (iii) such Member shall be in default with respect to any of its material obligations under this Agreement, (iv) the Member to whom such Initial Offer is to be addressed has previously itself issued or received an Initial Offer from another Member and the Transfer Closing, pursuant to such prior Initial Offer or another Offer in response thereto, has not occurred, or (v) except for dissolutions under Sections 13.2(b) and 13.2(c), the Company shall have been dissolved or be in the process of dissolution and liquidation under the provisions of Section 13.

                  (c) Without limiting any of the foregoing, the Members shall not, and shall cause each of their respective Affiliates not to, (i) take any action the effect of which would prevent or frustrate the carrying out of the Buy-Sell Procedures contemplated by Section 8 or
         (ii) at any time (whether before or after any termination of this Agreement) make any assertion, claim or defense that Section 8 or any of the provisions hereof violate or are inconsistent with the terms of this Agreement or any laws or public policies.


                                    SECTION 9
                         CAPITAL AND OTHER CONTRIBUTIONS

         9.1      Capital Accounts.

                  (a) A single capital account shall be maintained for each Member (regardless of the class of interests owned by such Member and regardless of the time or manner in which such interests were acquired) in accordance with the capital accounting rules of section 704(b) of the Code, and the Income Tax Regulations thereunder (including particularly section 1.704-l(b)(2)(iv) of the Income Tax Regulations) (a "Capital Account").

                  (b) In general, under such rules, a Member's Capital Account shall be:

                           (i) Increased by (w) the amount of money  contributed
                  by the Member to the Company (including the amount of any make-up contributions made by such Member pursuant to Section 9.5(b) and the amount of any Company liabilities that are assumed by such Member other than in connection with distribution of Company property); (x) the Fair Market Value (determined in accordance with Section 9.11 hereof) of property contributed by the Member to the Company (net of liabilities secured by such contributed property that the Company is considered to assume or take subject to under section 752 of the Code); (y) allocations to the Member of Company Profits; and (z) special allocations to the Member of income or gain pursuant to Sections 10.1(c), (d) or (e); and

                           (ii) Decreased by (v) the amount of money distributed
                  to the Member by the Company (including the amount of such Member's individual liabilities that are assumed by the Company other than in connection with contribution of property to the Company); (w) the Fair Market Value (determined in accordance with Section 9.11 hereof) of property distributed to the Member by the Company (net of liabilities secured by such distributed property that such Member is considered to assume or take subject to under section 752 of the Code); (x) allocations to the Member of expenditures of the Company not deductible in computing its taxable income and not properly capitalized; (y) allocations to the Member of Company Losses; and (z) special allocations to the Member of any loss or deduction pursuant to Section 10.1(e) or (g).

         9.2      Initial Contributions of Capital.

                  (a)  On  the  date  hereof,  RMD  and  Birmingham  shall  make
         contributions   to  the   capital  of  the  Company   (the   "Formation
         Contributions"), in cash, as follows:

                           RMD                                US $1,000
                           Birmingham                         US $1,000

                  (b) On or before the third day prior to Effective Date, RMD and Birmingham shall make contributions to the capital of the Company (the "Pre-Effective Date Contributions"), in cash, as follows:

                           RMD                                US $5,999,000
                           Birmingham                         US $7,499,000

                  (c) At or before the consummation of the Transaction on the Effective Date, RMD shall make contributions to the capital of the Company (the "Effective Date Contributions" and, together with the Pre-Effective Date Contributions and the Formation Contribution, the "Initial Capital Contributions") as follows:

                           All of RMD's and Mitsui's rights under and interests in the Asset Purchase Agreement and the Deposit.

         Concurrently with RMD's contribution pursuant to this Section 9.2(c), and subject to the final paragraph of Section 4.3, the Company shall assume all obligations of RMD and Mitsui under the Asset Purchase Agreement.

         9.3      Transaction Expenses; Reimbursement of Deposit.

                  (a) Without regard to whether the Asset Purchase Agreement is executed and delivered or the Transaction is consummated, each of RMD and Birmingham shall pay, reimburse or bear 50% of the aggregate third-party, out-of-pocket costs and expenses incurred by RMD, Mitsui, Birmingham or any or their Affiliates, in connection with the Transaction, including without limitation fees and expenses of attorneys, consultants and advisors (including the fees and expenses of O'Melveny & Myers LLP, Balch & Bingham, Pillsbury Madison & Sutro LLP, Victor Marmon, Bryan Herrmann, GeoMatrix Consulting, Inc., Psomas and Associates and Hart Crowser), and costs of environmental reports and title reports related to the Transaction, but excluding the Deposit ("Transaction Expenses"), to the extent such Transaction Expenses were incurred on or before the earlier of the date Birmingham is entitled to determine and does determine that the Company will not assume the Asset Purchase Agreement pursuant to Section 4.3 hereof and the Effective Date, in connection with the due diligence review of the Transaction, the preparation, negotiation and submission of the Bid, preparation for and participation in the bankruptcy court proceedings relating to the Bid, and the formation and organization of the Company, excluding Transaction Expenses related to the preparation and negotiation of filings and approvals under the Hart-Scott-Rodino Antitrust Improvement Act of 1976.

                  (b) In the event the Transaction is consummated, the Company shall reimburse RMD and Birmingham and all of their Affiliates for all of their respective Transaction Expenses of any kind.

         9.4      Debt Financing and Credit Support.

                  (a) On the Effective Date, both Members shall cause the Company to borrow up to $37,000,000 pursuant to a loan agreement (or loan agreements) (the "Loan Agreement") with a lender (or lenders). Proceeds of the loan will be used (i) to finance the purchase of assets from the bankruptcy estate of Hiuka and the Subsidiaries and (ii) to provide up to US$15,000,000 as working capital to the Company.

                  (b) Unless otherwise agreed by RMD and Birmingham, RMD and Birmingham will severally guaranty repayment obligations of the Company under the Loan Agreement, to the extent of 50% of the amount of such payment obligation by each of RMD and Birmingham, or with the approval of RMD and Birmingham provide equal loans to the Company. RMD and Birmingham will provide additional credit support only to the extent they so agree in writing. Mitsui will guaranty all obligations to pay the purchase price in the Asset Purchase Agreement and under the Lease and the Environmental Indemnity Agreement and BSC will indemnify Mitsui with respect to such guaranties to the extent of 50% of Mitsui's exposure under such guaranties. The 50% proportions in this paragraph
         (b) shall change for each Member if its Percentage Interest changes, and the proportion shall equal such Member's Percentage Interest as to each new guaranty or indemnity entered into after the change.

         9.5      Additional Contributions by Members.

                  (a) In the event that RMD and Birmingham (so long as each of RMD and Birmingham maintains a Percentage Interest of 35% or more) or the Members (in the event that either RMD or Birmingham fails to maintain a Percentage Interest of 35% or more) determine that an additional capital contribution, payable in cash or other property (or a combination thereof) payable as of a designated date (the "Due Date"), is necessary or advisable, each Member will be notified in writing by any Member, at least 60 days prior to the Due Date, of the amount of the capital contribution required from each of them, on a pro rata basis, determined in accordance with such Member's Percentage Interest, and the Due Date for such capital contribution. Each such capital contribution shall be payable in cash unless otherwise determined by the Members. Such contributions, when made by a Member, shall be credited to such Member's Capital Account.

                  (b) In the event that a Member fails to make a required capital contribution on or prior to the Due Date thereof (a "Defaulting Member"), the other Members, who have made their respective capital contribution and are not Affiliate Transferees of the Defaulting Member (the "Non-Defaulting Members"), within thirty (30) days following the mailing of notice from the Company that payment from the Defaulting Member has not been made, may (but shall not be obligated to) by a vote of the Non-Defaulting Members representing a majority of the Percentage Interests of the Non-Defaulting Members exercise one of the following remedies with respect to the contribution which the Defaulting Member failed to make to the capital of the Company (a "Default Amount"):

                           (i) Withdraw the required capital contributions contributed by the Non-Defaulting Members from the Company;

                           (ii) Pay to the Company the  Default  Amount;  in the
                  event that more than one Non-Defaulting Member elects to contribute a Default Amount so that the aggregate amount to be contributed by Non-Defaulting Members would exceed the full Default Amount, each of such Non-Defaulting Members shall be entitled to contribute a portion of the Default Amount that is equal to such Non-Defaulting Member's Percentage Interest divided by the Percentage Interests of all Non-Defaulting Member electing to contribute such Default Amount. To the extent that a Default Amount shall be paid in whole or in part by one or more Non-Defaulting Members, the Capital Accounts of the Non-Defaulting Members who make such payment shall be appropriately increased;

                           (iii) Initiate and maintain an action, under the sole
                  control of the Non-Defaulting Members, against the Defaulting Member for the Default Amount and to pursue any available remedy, including but not limited to seeking payment by the Defaulting Member of such Default Amount or the unpaid portion thereof and damages incurred by the Company in connection therewith. The costs of any action commenced by the Company pursuant to Section 9.5(b)(iii) shall be paid by the Company and shall be reimbursed by the Defaulting Member to the Company and to the extent not so reimbursed shall be deducted from such Defaulting Member's Capital Account; or

                           (iv) Purchase the Membership Interest of the Defaulting Member as provided in Section 15.12.

         9.6 Member Obligations. No Member shall have any obligation to restore any portion of any deficit balance in such Member's Capital Account, whether upon liquidation of its interest in the Company, liquidation of the Company or otherwise.

         9.7 Withdrawals of Capital Accounts. Except as provided in this Agreement, no Member shall be entitled to withdraw any amount from its Capital Account prior to dissolution of the Company.

         9.8 Interest on Capital Accounts. No interest or compensation shall be paid on or with respect to the Capital Account or capital contributions of any of the Member, except as otherwise expressly provided herein.

         9.9      Revaluation of Company Assets.

                  (a) The assets of the Company shall be revalued in accordance with Section 9.11 hereof to their then Fair Market Values as of the date of and immediately prior to (i) the acquisition of an additional interest in the Company (including adjustments to Percentage Interests arising as a result of a failure of any Member to make a required capital contribution pursuant to Section 9.5 hereof) by any new or existing Member in exchange for more than a de minimis capital contribution to the Company, (ii) the distribution by the Company of more than a de minimis amount of property as consideration for the redemption of a portion (but not all) of a Member's interest in the Company and (iii) the liquidation of a Member's entire interest in the Company, or immediately prior to the distribution of Company assets in liquidation of the Company within the meaning of Income Tax Regulations section 1.704-l(b)(2)(ii)(g); provided, however, that no revaluation shall occur if the Members reasonably determine that a revaluation would not materially affect the Capital Accounts of the Members or that the cost of such revaluation would be disproportionate to any benefit to be derived by the Members from such revaluation.

                  (b) Immediately prior to the distribution of any asset by the Company, the Members shall revalue such asset to its then Fair Market Value.

                  (c) Any Revaluation Gain or Revaluation Loss arising from a revaluation of any Company asset pursuant to this Section 9.9 shall respectively be credited to or debited from the Members' Capital Accounts in accordance with their respective Percentage Interests immediately prior to the event giving rise to such revaluation.

         9.10 Redetermination of Percentage Interests. The respective Percentage Interests of each of the Members shall be redetermined immediately after (a) the election of the Non-Defaulting Members to contribute the Default Amount pursuant to Section 9.5(b)(ii), so that their Percentage Interests are in proportion to their then Capital Account balances, or (b) the admission of an Additional Member pursuant to Section 12.

         9.11 Determination of Fair Market Value. The Fair Market Value, as of the date of determination, of any asset shall be determined (a) by mutual agreement of the Members or (b) if no such agreement is reached within ten days of the relevant date of determination, as follows:

                  (a) Selection of Appraisers. Each of (A) the Member who is either contributing an asset to the Company, receiving an asset as a distribution from the Company or transferring an asset which is being valued hereunder (or, if there is no such Member, the Member most recently appointing the chairman of the meeting of the Members pursuant to Section 4.4(b) hereof) (the "Asset Member") and (B) the other Members shall designate by written notice to the Company and each Member a firm of recognized national standing familiar with appraisal techniques applicable to assets of the type being evaluated to serve as an Appraiser pursuant to this Section 9.11 (the firms designated by the Asset Member and the other Members being referred to herein as the "First Appraiser" and the "Second Appraiser," respectively) within five business days after the expiration of the ten day period referred to above. In the event that either the Asset Member or the other Members fail to designate its or their Appraiser within the foregoing time period, the other(s) shall have the right to designate such Appraiser by notifying the failing party or parties in writing of such designation (and the Appraiser so designated shall be the First Appraiser or the Second Appraiser, as the case may be).

                  (b) Evaluation Procedures. Each Appraiser shall be directed to determine the Fair Market Value of the asset. Each Appraiser will also be directed to deliver an Appraiser's Certificate to each Member on or before the 30th day after their respective designation (the "Certificate Date"), upon the conclusion of its evaluation, and each Appraiser's Certificate once delivered may not be retracted or modified in any respect. Each Appraiser shall keep confidential all information disclosed by the Company in the course of conducting its evaluation, and, to that end, will execute such customary documentation as the Company may reasonably request with respect to such confidentiality obligation. The Members shall cooperate in causing the Company to provide each Appraiser with such information within the Company's possession which may be reasonably requested in writing by the Appraiser for purposes of its evaluation hereunder. The Appraisers shall consult with each other in the course of conducting their respective evaluations. Each Member shall have full access to each Appraiser's work papers. Each Appraiser shall be directed to comply with the provisions of this Section 9.11, and to that end each Member shall provide to its respective Appraiser a complete and correct copy of Section 9.11 (and the definitions of capitalized terms used in Section 9.11 that are defined elsewhere in this Agreement).

                  (c) Fair Market Determination. The Fair Market Value of any asset shall be determined on the basis of the Appraisers' Certificates in accordance with the provisions of this paragraph (c), each of which shall be simultaneously delivered to each Member. The higher of the values set forth in the Appraisers' Certificates is hereinafter referred to as the "Higher Value" and the lower of such values is hereinafter referred to as the "Lower Value". If the Higher Value is not more than 110% of the Lower Value, the Fair Market Value will be the arithmetic average of such two Values. If the Higher Value is more than 110% of the Lower Value, a third appraiser shall be selected in accordance with the provisions of paragraph (d) below, and the Fair Market Value shall be determined in accordance with the provisions of paragraph (e) below.

                  (d) Selection of and Procedure for Third Appraiser. If the Higher Value is more than 110% of the Lower Value, then within seven days after delivery to the Members of the Appraiser's Certificates, the First Appraiser and the Second Appraiser shall agree upon and jointly designate a third firm of recognized national standing familiar with appraisal techniques applicable to assets of the type being evaluated to serve as an appraiser pursuant to this Section 9.11 (the "Third Appraiser"), by written notice to each Member. If, within ten days after delivery of the Appraiser's Certificates, as provided in paragraph (c) above, the First Appraiser and the Second Appraiser shall have failed to so designate the Third Appraiser, then any Member may apply to the American Arbitration Association to appoint the Third Appraiser which shall be a firm of recognized national standing familiar with appraisal techniques applicable to assets of the type being evaluated. The Members shall direct the Third Appraiser to determine the Fair Market Value of the asset (the "Third Value") in accordance with the provisions of paragraph (b) above, and to deliver to the Members an Appraiser's Certificate on or before the 30th day after the designation of such Appraiser hereunder. The Third Appraiser shall be directed to comply with the provisions of Section 9.11, and to that end the parties shall provide to the Third Appraiser a complete and correct copy of Section 9.11 (and the definitions of capitalized terms used in Section 9.11 that are defined elsewhere in this Agreement).

                  (e) Alternative Determination of Fair Market. Upon the delivery of the Appraiser's Certificate of the Third Appraiser, the Fair Market Value shall be determined as provided in this paragraph
         (e). The Fair Market Value shall be (w) the Lower Value, if the Third Value is less than the Lower Value, (x) the Higher Value, if the Third Value is greater than the Higher Value, (y) the arithmetic average of the Third Value and the other Value (Lower or Higher) that is closer to the Third Value if the Third Value falls within the range between (and including) the Lower Value and the Higher Value, and (z) the Third Value, if the Lower Value and the Higher Value are equally close to the Third Value.

                  (f) Costs. Each of the Asset Member and the other Members shall bear the cost of the Appraiser designated by it or on its behalf. The cost of the Third Appraiser, if any, shall be paid by Members in accordance with their respective Percentage Interests. The Members agree to pay when due the fees and expenses of the Appraisers in accordance with the foregoing provisions.

                  (g) Conclusive Determination. To the fullest extent provided by law, the determination of the Fair Market Value made pursuant to this Section 9.11 shall be final and binding on the Company and the Members and such determination shall not be appealable to or reviewable by any court or arbitrator; provided that the foregoing shall not limit a Member's rights to seek arbitration of the obligations of the other Members and the Company hereunder.


                                   SECTION 10
                 ALLOCATION OF PROFITS AND LOSSES; DISTRIBUTIONS

         10.1     Allocation of Profits and Losses.

                  (a) Company Profits and Losses, and items of income, gain, loss and deduction included in determining Profits and Losses, shall be allocated among the Members as provided in Section 10. As set forth in the definition of Profits and Losses, the amounts allocated under
         Section 10 are determined by using Asset Value, which may be based on Fair Market Value at the time of contribution or revaluation pursuant to Section 9.9. The allocation of taxable income and loss is governed by Section 10.2.

                  (b)  Following  the  application  of  clauses  (c)-(h) of this
         Section 10.1, Company Profits, Losses and items of income, gain, loss and deduction included in determining Profits and Losses shall be allocated among the Members proportionately in accordance with their respective Percentage Interests as set forth on Schedule I and, if applicable, as redetermined under Section 9.10.

                  (c) Minimum Gain Chargeback. Notwithstanding anything to the contrary in Section 10, if there is a net decrease in "Partnership Minimum Gain" or "Partner Nonrecourse Debt Minimum Gain" (as such terms are defined in sections 1.704-2(b) and 1.704-2(i)(2), respectively, of the Income Tax Regulations) during a Company taxable year, then each Member shall be allocated items of Company income and gain for such year (and, if necessary, for subsequent years), to the extent required by, and in the manner provided in, section 1.704-2 of the Income Tax Regulations. This provision is intended to be a "minimum gain chargeback" within the meaning of sections 1.704-2(f) and 1.704-2(i)(4) of the Income Tax Regulations and shall be interpreted and implemented as therein provided.

                  (d)  Qualified  Income  Offset.  Subject to the  provisions of
         Section 10.1(c), but otherwise notwithstanding anything to the contrary in Section 10, if any Member's Capital Account has a deficit balance in excess of such Member's obligation to restore its Capital Account balance, computed in accordance with the rules of section 1.704-1(b)(2)(ii)(d) of the Income Tax Regulations (including such Member's share of Partnership Minimum Gain and Partner Nonrecourse Debt Minimum Gain as provided in sections 1.704-2(g) and 1.704-2(i)(5) of the Income Tax Regulations), then sufficient amounts of income and gain (consisting of a pro rata portion of each item of Company income, including gross income, and gain for such year) shall be allocated to such Member in an amount and manner sufficient to eliminate such deficit as quickly as possible. This provision is intended to be a "qualified income offset" within the meaning of section 1.704-l(b)(2)(ii)(d) of the Income Tax Regulations and shall be interpreted and implemented as therein provided.

                  (e) Loans. Except as otherwise provided in Section 10.l(g), if and to the extent any Member is deemed to recognize income as a result of any loans described herein pursuant to the rules of sections 1272, 1273, 1274, 1274A, 7872, 482 or 483 of the Code, or any similar provision now or hereafter in effect, any corresponding resulting deduction of the Company shall be allocated to the Member who is charged with the income. Subject to the provisions of section 704(c) of the Code and Sections 10.1(c), (d), and (g) hereof, if and to the extent the Company is deemed to recognize income as a result of any loans described herein pursuant to the rules of sections 1272, 1273, 1274, 1274A, 7872, 482 or 483 of the Code, or any similar provision now or hereafter in effect, such income shall be allocated to the Member who is entitled to any corresponding resulting deduction.

                  (f) Change in Percentage Interests. If the Percentage Interests of the Members are changed herein during any taxable year for any reason, the allocation of items to the Members shall be determined by application of the interim-closing-of-the-books method described in
         Section 1.706-1(c)(2)(ii) of the Income Tax Regulations.

                  (g)      Losses.

                           (i) Items of deduction and loss attributable to recourse liabilities of the Company (within the meaning of section 1.752-l(a)(1) of the Income Tax Regulations, but excluding "partner nonrecourse debt" within the meaning of section 1.704-2(b)(4) of the Income Tax Regulations) shall be allocated among the Members in accordance with the ratio in which the Members share the economic risk of loss (within the meaning of section 1.752-2 of the Income Tax Regulations) for such liabilities.

                           (ii) Items of deduction and loss attributable to "Partner Nonrecourse Debt" within the meaning of section 1.704-2(b)(4) of the Income Tax Regulations shall be allocated to the Members bearing the economic risk of loss with respect to such debt in accordance with section 1.704-2(i) of the Income Tax Regulations.

                           (iii) Items of deduction and loss attributable to the
                  Company's  "Nonrecourse  Liabilities"  within  the  meaning of section 1.704-2(b)(3) of the Income Tax Regulations shall be allocated among the Members proportionately in accordance with their Percentage Interests.

                  (h) Purpose and Application. The purpose and the intent of the special allocations provided for in Sections 10.1(c), (d), and (g) are to comply with the provisions of sections 1.704-l(b) and 1.704-2 of the Income Tax Regulations, and such special allocations are to be made so as to accomplish that result. However, to the extent possible, the Members in allocating items of income, gain, loss, or deduction among the Members shall take into account the special allocations in such a manner that the net amount of allocations to each Member shall be the same as such Member's distributive share of Profits and Losses would have been had the events requiring the special allocations not taken place. The Members shall apply the provisions of Section 10.1 in whatever order they reasonably believe will minimize any economic distortion that otherwise might result from the application of the special allocations.

         10.2     Allocation of Taxable Income and Loss.

                  (a) General. Items of income, gain, loss, and deduction reported for federal income tax purposes shall be allocated in the same manner as the corresponding items included in Profits and Losses and allocated under Section 10.1, except as provided in Section 10.2.

                  (b) Section 704(c) Allocations. A Member's distributive share of income, gain, loss, or deduction with respect to any property with Asset Value that differs from Basis shall be determined in accordance with the principles of the "traditional allocation method" set forth in section 1.704-3(b) of the Income Tax Regulations.

                  (c) Recapture. Subject to the provisions of section 704(c) of the Code and Sections 10.1 and 10.2(b) hereof, gain recognized (or deemed recognized under the provisions hereof) upon the sale or other disposition of Company property, which is treated as depreciation recapture, shall be allocated to the Member who was entitled to deduct such depreciation.

                  (d) Credits. Except as otherwise required by law, tax credits shall be allocated among the Members pro rata in accordance with the manner in which Company profits are allocated to the Members under
         Section 10, as of the time the credit property is placed in service or if no property is involved, as of the time the credit is earned. Recapture of any tax credit required by the Code shall be allocated to the Members in the same proportion in which such tax credit was allocated.

                  (e) Conformity of Reporting. The Members hereby agree to be bound by the provisions of Section 10 in reporting their shares of Company income, loss, credits and other items for income tax purposes.

         10.3     Distribution of Assets by the Company.

                  (a) Subject to any restrictions under applicable law, as promptly as practical after the end of each quarter, but in any event within forty-five (45) days after the end of each quarter, the President and Chief Financial Officer shall estimate the Company's Profits for the fiscal year to date and Net Operating Available Cash as of the end of the quarter and shall distribute to the Members the lesser of (i) 50% of the Company's estimated Profits; and (ii) all of the Company's estimated Net Operating Available Cash, in each case reduced by any amounts distributed with respect to the fiscal year to date. Subject to any restrictions under applicable law, as promptly as practical after the end of the fiscal year but in any event within sixty (60) days after the end of the fiscal year, the Company shall distribute to the Members the lesser of (i) 50% of the Company's Profits; and (ii) all Net Operating Available Cash of the Company (as determined based on the Company's financial statements for the relevant fiscal year), reduced by any amounts distributed to date to the Members with respect to such fiscal year. Other distributions, whether in cash or in kind, shall be made to the Members at such times and in such amounts as shall be determined by the Members. The amount of any in-kind distribution shall be distributed on the basis of the property's then Fair Market Value (determined in accordance with Section 9.11 hereof).

                  (b)   Distributions   shall  be  made  among  the  Members  in
         accordance with their respective Percentage Interests at the time of such distribution.

                  (c) If and to the extent the Company makes an in-kind distribution in lieu of cash to Members, the value of such in-kind distribution shall be apportioned in substantially equal amounts among Members and no Member shall be compelled to receive any in-kind distribution in lieu of cash if or to the extent any other Member receives no in-kind distribution, or an in-kind distribution of substantially lesser value.

                  (d) Upon liquidation of the Company, within the meaning of Income Tax Regulations section 1.704-l(b)(2)(ii)(g), distributions shall be made among the Members as provided in Section 13.4.

                  (e) All matters  not  expressly  provided  for by the terms of
         Section 10 or elsewhere in this Agreement concerning the valuation of any assets of the Company, the allocation of profits and losses and items thereof (including credits) among the Members and accounting procedures shall be agreed by the Members or referred to arbitration under Section 7.


                                   SECTION 11
                       TAX MATTERS AND REPORTS; ACCOUNTING

         11.1. Tax Matters Partner. Birmingham shall act as the "Tax Matters Partner" (within the meaning of Section 6231 of the Internal Revenue Code) for the Company and, subject to the provisions of this Section 11.1, is authorized and required to file or cause the Company to file any Tax Returns (at Company's expense) and to represent the Company (at Company's expense) in connection with all examination of the Company's affairs by tax authorities, including resulting administrative and judicial proceedings, and to reasonably expend Company funds for professional services and costs associated therewith.

                  (a) Filing of Tax Returns. The Tax Matters Partner shall file, or cause to be filed, on a timely basis all federal, state and local Tax Returns which are required to be filed by the Company and to provide the Members with information relating to the Company which will allow such Members to file on a timely basis their individual federal, state and local Tax Returns. Within sixty (60) days after the close of the Company's taxable year and in no event later than thirty (30) days prior to the filing due date, including extensions, of the Company's federal, state and local Tax Returns, the Tax Matters Partner shall deliver to RMD for its approval draft copies of such Tax Returns. On or before the fifteenth (15th) day after such delivery, RMD shall either approve the draft Tax Returns or state in writing any objections it has in respect of any items. Any unagreed items shall then be resolved in good faith by the mutual agreement of the Members; provided that if such disagreed items cannot be resolved within a reasonable time by the Members, then the Members shall jointly select a third party arbitrator, such as an accounting firm, to resolve the impasse and such arbitrator's decision shall be final and binding on the Members. Thereafter, the Tax Returns shall be filed consistent with such resolution. No Member shall treat in its individual federal, state or local Tax Return, an item of income, gain, loss or deduction in a manner inconsistent with the Company's treatment of such item on its approved Tax Return, without the prior written consent of the other Members.

                  (b) Examination and Audits. In addition to any other rights conferred on RMD by the Internal Revenue Code or the regulation thereunder:

                           (1) The Tax Matters Partner shall furnish promptly to
the Internal Revenue Service and state and local tax authorities a written statement, in accordance with Treasury Regulations Section 301.6223(b)-1T (or any successor thereto), and comparable provisions of state and local income tax laws, which causes the Internal Revenue Service and state and local tax authorities to mail to RMD all notices described in Section 6223(a) of the Internal Revenue Code (or any successor thereto) and comparable provisions of state and local income tax laws;

                          (2)The Tax Matters Partner shall deliver to RMD a copy
of any notice, letter, request for information, request for inspection of documents, subpoena and any other item of correspondence or other communication or document, including notice of any matter described in Sections 6223(a) or 6223(g) of the Internal Revenue Code or the Treasury Regulations promulgated thereunder (or any successor thereto) (and comparable provisions of state and local income tax laws), received by the Tax Matters Partner (in its capacity as Tax Matters Partner) from the Internal Revenue Service or any state or local taxing authority which is directly related to an administrative proceeding (as defined in Section 6223(a) or the Internal Revenue Code (or any successor thereto) (and comparable provisions of state and local income tax laws) (an "Administrative Proceeding") with respect to the Company;

                           (3)The Tax Matters Partner shall inform promptly RMD
of any oral request for information received by the Tax Matters Partner (in its capacity as Tax Matters Partner) from, or conference with, the Internal Revenue Service or any state or local taxing authority which is directly related to an Administrative Proceeding with respect to the Company;

                          (4)The Tax Matters Partner shall confer with RMD and
its counsel before responding to any notice, letter, request for information, request for inspection of documents, subpoena or other correspondence or item of communication or document received by the Tax Matters Partner (in its capacity as Tax Matters Partner) from or oral request made by the Internal Revenue Service or any state or local taxing authority which is directly related to an Administrative Proceeding with respect to the Company; and

                           (5)The Members shall jointly make all decisions for
the Company and the Company shall take such actions as the Members mutually deem appropriate with respect to (i) any federal, state or local contest of any partnership item (as defined in Section 6231(a)(3) of the Internal Revenue Code (for any successor thereto) (and comparable provisions of state and local income tax laws)) of the Company (a "Company Level Income Tax Matter"); (ii) any audit of any federal, state or local Tax Return filed by or on behalf of the Company;
(iii) any conference concerning any 30-day letter or similar document issued to the Company by the Internal Revenue Service or any state or local taxing authority; (iv) the decision whether or not to (A) pursue litigation, and the selection of the litigation forum, if any, of any final partnership administrative adjustment of partnership items; (v) the negotiation of a settlement of any protest filed in the United States Tax Court; (vi) the negotiation of a settlement of any refund suit in any United States District Court or the United States Claims Court; (vii) the decision whether or not to pursue an appeal of a decision of the United States Tax Court, a United States District Court or the United States Claims Court and the negotiation of a settlement of such appeal; and (viii) the negotiation of a settlement of any litigation concerning a state or local income tax matter of the Company.

                  (c) Income Tax. For purposes of this Section 11.1, the term "income tax" shall include, without limitation, (i) state franchise taxes which are based upon or measured by net income, and (ii) interest and penalties associated with such franchise or income taxes.

         11.2 Accounting Records. Independent Audit. Complete books and records accurately reflecting the accounts, business, transactions and Members of the Company shall be maintained and kept by the Company at the Company's principal executive office. The accounting records of the Company shall be maintained to assure preparation of the financial statements in accordance with GAAP. The accounting records of the Company shall be audited by a firm of independent certified public accountants selected by the Members.

         11.3 Fiscal Year. Except as may otherwise be required by the United States federal tax laws, the fiscal year of the Company for both financial and tax reporting purposes shall end on December 31.

         11.4 Tax Accounting Method. The books and accounts of the Company shall be maintained using the accrual method of accounting for tax purposes.

         11.5 Withholding. Notwithstanding any other provision of this Agreement, the Representatives are authorized to take any action that they determine to be necessary or appropriate to cause the Company to comply with any federal, state and local withholding requirement with respect to any allocation, payment or distribution by the Company to any Member or other Person. All amounts withheld to satisfy any federal, state or local withholding requirement with respect to a Member shall be treated as distributions to such Member. If any such withholding requirement with respect to any Member exceeds the amount distributable to such Member under this Agreement, or if any such withholding requirement was not satisfied with respect to any amount previously allocated or distributed to such Member, such Member and any successor or assignee with respect to such Member's interest in the Company hereby, to the fullest extent permitted by law, indemnifies and agrees to hold harmless the Members and the Company for such excess amount or such withholding requirement, as the case may be.

         11.6 Tax Elections. Upon the request of a transferee of a Membership Interest in the Company or a distributee of a Company distribution, the Company will make the election under section 754 of the Code in accordance with applicable Income Tax Regulations thereunder for the first fiscal year in which such election could apply, provided that the requesting party agrees to pay all reasonable costs and expenses related thereto. The Company may seek to revoke such election (if made) if agreed to by the Members. In addition to the foregoing, the Members shall determine whether to make any other available tax elections and select any other appropriate tax accounting methods and conventions for any purpose under this Agreement.

         11.7 Prior Tax Information. Each Member agrees to deliver to the Company all relevant information regarding Taxes that the Company will require in order to comply with its own tax accounting and reporting requirements, including without limitation schedules setting forth the fair market value and tax basis of each asset that may from time to time be contributed by a Member to the Company; provided, however, that no Member shall be required to disclose the Tax Returns of itself or any of its Affiliates.


                                   SECTION 12
                      TRANSFER AND ASSIGNMENT OF INTERESTS

         12.1  Transfer  and  Assignment  of  Interests.  Except as  provided in
Section 12.2, no Member shall be entitled to Transfer all or any part of its Membership Interest, including any economic interest therein except with the prior written approval of each other Member, which approval may be given or withheld as the other Members may determine in their sole discretion. Any Transfer of a Membership Interest in contravention of Section 12 shall be null and void and of no force whatsoever. No Member, without the prior written consent of all of the other Members, shall retire or withdraw from the Company.

         12.2 Permitted Transfers. Notwithstanding Section 12.1, the Members may Transfer their respective Membership Interests as follows:

                  (a) Commencing with the third anniversary of the Effective Date, subject to (except in the case of Transfers permitted under Sections 12.2(b) and (c)) the procedures set forth in Section 12.4, any Member who receives a bona fide written offer to purchase for cash all and not less than all of its Membership Interest may Transfer all and not less than all of its Membership Interest in the Company.

                  (b) Any Member may Transfer all of its Member's Interest in the Company free and clear of the restrictions and rights of first refusal set forth in Sections 12.1 and 12.4 above to a Wholly Owned Subsidiary of itself or the ultimate parent of such Member (a "Permitted Transferee"), provided, that (i) such Permitted Transferee executes this Agreement and agrees to be bound by the provisions hereof including this Section 12, and (ii) the transferor Member agrees to remain liable for its obligations as a Member to the Company, other Members and all third parties.

                  (c) RMD may transfer up to three percent (3%) of the total Membership Interests in the Company to Nippon Steel Corporation, and in the event of such a transfer, Birmingham shall transfer to Nippon Steel Corporation the same Membership Interests in the Company on the same terms and conditions as RMD's transfer, which shall be reasonable. In such event, Nippon Steel Corporation shall become a party to this Agreement and appropriate revisions will be made to the Operating Agreement to reflect its status as a Member.

         12.3 Assignment of Right to Appoint Representatives.In the event of any Transfer pursuant to Section 12.2(b) above, the transferor Member may, in its discretion, assign to the transferee the right to appoint all of its Representatives.

         12.4 Right of First Refusal Procedures. If any Member (hereinafter "Selling Member") should receive a bona fide written offer for the purchase of all and not less than all of its Interests in the Company for cash, then the Selling Member shall give written notice of said offer to the remaining Members ("Offeree Members"). The Membership Interests being offered for sale shall be first offered for sale to the Offeree Members at the same price and upon the same terms as that offered by the offeror to the Selling Member. Each Offeree Members shall have the right to purchase such percentage of the Membership Interest being offered for such as the Percentage Interest owned by it to the total Percentage Interests owned by all Offeree Members desiring to exercise their right of first refusal. The purchasing Offeree Members shall exercise their right to purchase all of said Membership Interest offered for sale by giving written notice of acceptance of the offer to sell all of the Selling Member's Interests the Selling Member within ninety (90) days from receipt of written notice of the offer as provided in Section 12.

         If the Offeree Members do not exercise their right to purchase all of the Membership Interest offered for sale within the prescribed ninety (90) day period, said Membership Interest may then be sold by the Selling Member to the offeror upon the terms and conditions no more favorable to the offeror than that set forth in the bona fide written offer. Such offeror shall be reasonably acceptable to the other Offeree Members and said Membership Interest purchased by the offeror shall remain subject to this Agreement. Such sale shall be completed within ninety (90) days after the failure of the Offeree Members to exercise their right to purchase all of such Membership Interests, in which case any sale of such Membership Interest shall again be subject to the terms of this right of first refusal.

         12.5     Assignees and Substituted Members.

                  (a) In the event of a Transfer of part or all of any Membership Interest permitted pursuant to the provisions of Section 12, the Assignee of such Membership Interest shall become a Member hereunder (a "Substituted Member") upon and subject to compliance with
         Section 12.5(b). If Section 12.5(b) is not complied with, the Person to whom such Transfer is made shall not become a Member hereunder and shall be considered only an Assignee of the Membership Interest and, as such, shall only be entitled to share in those distributions, if any, in which its assignor would be eligible. An Assignee which does not comply with Section 12.5(b) shall have no right to require any information or accounting of any transactions of the Company or inspect the Company books and records.

                  (b) An Assignee of a Membership Interest pursuant to a Transfer permitted under the provisions of Section 12 may become a Substituted Member with all the rights and liabilities of its assignor under this Agreement (except as limited by this Section 12) if and only if (i) a majority in interest of the non-transferring Members shall have approved in writing the admission of such Person as a Substituted Member, which consent can be granted or withheld in their sole and absolute discretion, (ii) the Assignee expressly assumes and agrees to be bound by this Agreement, (iii) the appropriate instruments, documents, or statements, if any, are prepared, executed, acknowledged, filed, recorded, published and delivered as required by the law, (iv) the Assignee pays or obligates itself to pay any and all reasonable expenses of the Company connected with such substitution, and (v) the Assignee causes to be delivered to the Company, at its sole cost and expense, a favorable opinion of legal counsel reasonably acceptable to the other Members, to the effect that (1) the contemplated Transfer of such Membership Interest to the Assignee does not violate any applicable federal or state laws, including securities law, (2) the Assignee has the legal right, power and capacity to own the Membership Interest, (3) the contemplated Transfer shall not cause the Company to cease to be classified as a partnership for federal tax purposes, and
         (4) the contemplated Transfer shall not cause any of the Members any material adverse tax consequence. Upon compliance with all provisions hereof applicable to such Person becoming a Member, all other Members agree to execute and deliver such amendments hereto as are necessary to constitute such Person a Member of the Company.

                  (c) Upon a Transfer by a Member of all or part of its Membership Interest and substitution of a Substituted Member with respect to all or such portion of its Membership Interest, the transferring Member shall cease to be a Member to the extent of the Membership Interest so Transferred.

                  (d) The admission of a Substituted Member shall not result in the release of the Member who assigned the Membership Interest from any liability that such Member may have to the Company.

         12.6 Buy-Out of Member's Interest. Upon the occurrence of: (i) a Change of Control, or (ii) the bankruptcy of a Member (followed by the necessary approval of the remaining Member or Members to continue the existence of the Company in accordance with Section 13.1(c) hereof), the remaining Member or Members that elect to participate therein will be entitled to purchase, pro rata according to the ratio of their respective Percentage Interests, all but not less than all of such Member's Interest at a price equal to the Fair Market Value of the affected Member's Interest. If the parties are unable to agree on the Fair Market Value, the issue shall be decided within 90 days by an investment banker selected by two investment bankers, one selected by each of RMD and Birmingham, with costs to be borne equally by RMD and Birmingham.


                                   SECTION 13
                           DISSOLUTION AND LIQUIDATION

         13.1 Events of Dissolution. The Company shall be dissolved upon (a) the date that is 15 days following the date on which the Asset Purchase Agreement definitively terminates, if the Effective Date shall not have occurred, (b) an election to dissolve the Company pursuant to Section 13.2, (c) the resignation, expulsion, withdrawal, bankruptcy or dissolution of any Member, or the occurrence of any other event that results in a Member ceasing to be a Member of the Company under the Act; provided, the Company shall not be dissolved and required to be wound up in connection with any of the events specified in this clause (c) if within ninety (90) days after the occurrence of such event, at least a "majority in interest" (as defined in Revenue Procedure 94-46) of the remaining Members vote in writing to continue the business of the Company and to the appointment, if necessary or desired, effective as of the date of such event, of one or more additional Members of the Company, (d) the entry of a decree of judicial dissolution pursuant to Section 18-802 of the Act, (e) the unanimous written consent of the Members, (f) a termination of the Business of the Company (including a sale of substantially all of its assets), and (g) on September 30, 2026, unless extended by mutual agreement, as provided herein.

         13.2 Voluntary Dissolution. Each of RMD and Birmingham (so long as each of RMD and Birmingham maintains a Percentage Interest of 35% or more) or the Members holding a majority of the Membership Interests (in the event that either RMD or Birmingham fails to maintain a Percentage Interest of 35% or more) may elect, upon the occurrence of any or the following events, by written notice to the Company and the other Members, to require the Company to dissolve and wind up in accordance with the terms of Section 13:

                  (a) If the Member other than the Member electing to dissolve the Company pursuant to this Section 13.2 shall, for any reason, fail to make all of the Initial Capital Contributions required to be made by such other Member under Section 9.2.

                  (b) If at the end of any fiscal quarter the net worth of the Company, determined in accordance with GAAP, is negative or accumulated Losses exceed the total capital contributions of the Members; or

                  (c) If the Company is unable to discharge its liabilities as they become due.

         13.3 Buy-Sell Procedure Rights. Upon the occurrence of any event described in 13.2(b) or 13.2(c) above, either RMD or Birmingham may elect to deliver to the other Members a notice of its intent to withdraw, and the non-withdrawing Member may initiate the Buy-Sell Procedures described in Section 8, or cause the Company to purchase all, and not less than all, of the withdrawing Member's Membership Interest pursuant to Section 8. If the Buy-Sell Procedures have been or are initiated by a Member, then the Company shall not be dissolved notwithstanding a request therefor under Section 13.2. Any initiation of the Buy-Sell Procedures by a Member after a request for dissolution has been made must take place on or before sixty (60) days following receipt by such Member of the written notice requesting dissolution of the Company.

         13.4 Liquidation and Order of Dissolution. In all cases of dissolution of the Company, the Business of the Company shall be continued to the extent necessary to allow an orderly winding up of its affairs, including the liquidation and termination of the Company pursuant to the provisions of Section 13, as promptly as practicable thereafter, and each of the following shall be accomplished:

                  (a) The Liquidator shall cause to be prepared a statement setting forth the assets and liabilities of the Company as of the date of dissolution, a copy of which statement shall be furnished to each Member.

                  (b) The Property and assets of the Company shall be liquidated by the Liquidator as promptly as possible, but in an orderly and businesslike manner. The Liquidator may, in the exercise of its business judgment, determine not to sell all or any portion of the remaining assets of the Company, in which event such remaining assets shall be distributed in kind pursuant to Section 13.4(d).

                  (c) Any gain or loss realized by the Company upon the sale of its assets shall be deemed recognized and allocated to the Members in the manner set forth in Section 10, provided that to the extent that the Members' Capital Accounts are not in proportion to their Percentage Interests, gain or loss from such sale shall be allocated among the Members until their Capital Accounts are in proportion to their Percentage Interests. To the extent that an asset is to be distributed in kind, such asset shall be deemed to have been sold at its Fair Market Value on the date of distribution, the gain or loss deemed recognized upon such deemed sale shall be allocated in accordance with
         Section 10 and the amount of the distribution shall be considered to be such Fair Market Value of the asset.

                  (d) The proceeds of sale and all other assets of the Company, including Net Operating Available Cash of the Company, shall be applied and distributed as follows and in the following order of priority:

                           (i) To pay  (or  make  reasonable  provision  for the
                  payment of) all creditors of the Company, including to the extent permitted by law, Members or their Affiliates who are creditors, in satisfaction of liabilities of the Company in the order of priority provided by law, including expenses relating to the dissolution and winding up of the affairs of the Company (including, without limitation, expenses of selling assets of the Company, discharging the liabilities of the Company, distributing the assets of the Company and terminating the Company as a limited liability company in accordance with this Agreement and the Act); and

                           (ii) To the Members in proportion to their respective
                  positive Capital Account balances, as those balances are determined after all adjustments to such Capital Accounts as required by this Agreement for all periods immediately prior to such distribution.

         13.5 Liquidator. The President and Chief Financial Officer are hereby designated as the Liquidators and are irrevocably appointed as the true and lawful attorney in the name, place and stead of each of the Members, such appointment being coupled with an interest, to make, execute, sign, acknowledge and file with respect to the Company all papers which shall be necessary or desirable to effect the dissolution, liquidation and termination of the Company in accordance with the provisions of Section 13 (the President and Chief Financial Officer, acting in such capacity, the "Liquidator"). Notwithstanding the foregoing, if either RMD or Birmingham objects to the President and Chief Financial Officer acting as the Liquidator, then the Members will cooperate in naming a third party to act as Liquidator, or if the Members are unable to agree within ten (10) days after the event of dissolution, either Member may seek a court appointed Liquidator. Without limiting the foregoing, the Liquidator shall, upon the final dissolution of the Company, file an appropriate certificate to such effect in the proper governmental office or offices under the Act as then in effect. Notwithstanding the foregoing, each Member, upon the request of the Liquidator, shall promptly execute, acknowledge and deliver all such documents, certificates and other instruments as the Liquidator shall reasonably request to effectuate the proper dissolution, liquidation and termination of the Company, including the winding up of the Business of the Company.

         13.6 Termination of Company. The Company shall be terminated upon (a) completion of any dissolution and liquidation thereof pursuant to the provisions of Section 13, and (b) preparation, execution, acknowledgment, filing, recordation, publication, delivery and/or cancellation of any instruments, documents or statements if and as required by the Act, the Code or any other applicable laws.

         13.7 Orderly  Winding Up.  Notwithstanding  anything to the contrary in
Section 13 upon winding up and liquidation, if required to maximize the proceeds of liquidation, the Members may, upon unanimous approval, transfer the assets of the Company to a liquidating trustee or trustees.


                                   SECTION 14
               INDEMNIFICATION AND EXCULPATION; CERTAIN AGREEMENTS

         14.1 Indemnification of the Members. The Company shall indemnify and hold harmless the Members, the Representatives, and their Affiliates, and their respective Agents and/or the legal representatives of any of them, and each other Person who may incur liability as a Member or otherwise in connection with the management or ownership of the Company (each, an "Indemnified Party"), against all liabilities and expenses (including amounts paid in satisfaction of judgments, in compromise, as fines and penalties, and as counsel fees) reasonably incurred by him, her or it in connection with the investigation, defense or disposition of any action, suit or other proceeding, whether civil or criminal, in which any Indemnified Party may be involved or with which he, she or it may be threatened, while a Member or serving in such other capacity or thereafter, by reason of its being or having been a Member, or by serving in such other capacity, except with respect to any matter which constitutes willful misconduct, bad faith, gross negligence or reckless disregard of the duties of his office, or criminal intent. The Company shall have the right to approve any counsel selected by any Indemnified Party and to approve the terms of any proposed settlement. The rights accruing to a Member and each other Indemnified Party under Section 14.1 shall not exclude any other right to which it or they may be lawfully entitled; provided that any right of indemnity or reimbursement granted in Section 14.1 or to which any Indemnified Party may be otherwise entitled may only be satisfied out of the assets of the Company, and no Member and no withdrawn Member shall be personally liable with respect to any such claim for indemnity or reimbursement. Notwithstanding any of the foregoing to the contrary, the provisions of Section 14.1 shall not be construed so as to provide for the indemnification of a Member or any other Indemnified Party for any liability to the extent (but only to the extent) that such indemnification would be in violation of applicable law or such liability may not be waived, modified or limited under applicable law, but shall be construed so as to effectuate the provisions of Section 14.1 to the fullest extent permitted by law. Under no circumstances shall anything contained in this Section 14.1 or elsewhere in this Agreement be deemed to create any fiduciary responsibility or duty of one Member to another.

         14.2 Reimbursement and Indemnity. If a Member shall, pursuant to authorization of or approval by the Representatives of the other Members or a final judgment of a court of competent jurisdiction or in compliance with law or order of any governmental agency, pay any amount on behalf of or for the account of the Company with respect to any liability, obligation, undertaking, damage, or claim for which the Company shall or may, pursuant to contract or applicable law, be liable or responsible, or with respect to making good any loss or damage sustained by, or paying any duty, cost, claim, or damage incurred by, the Company, then the Company shall reimburse such Member for such amount as shall have been so paid by such Member.

         14.3 Exculpation. No Company officer, Representative, Company employee, Member or Affiliate thereof or their respective Agents and/or the legal representatives of any of them shall be liable to any Member or the Company for mistakes of judgment or for action or inaction which such Company officer, Representative, Member, Affiliate, Agent or legal representative reasonably believed to be in or not opposed to the best interests of Company unless such action or inaction constitutes willful misconduct, bad faith, gross negligence or reckless disregard of his or its duties and, with respect to any criminal action, such party reasonably believes his conduct was lawful. Each Member may (on its own behalf or on the behalf of any Representative or Company officer designated by such Member, any Affiliates of such Member or their respective Agents and/or legal representatives of any of them), consult with counsel, accountants and other experts in respect of the Company's affairs and such Person shall be fully protected and justified in any action or inaction which is taken in accordance with the advice or opinion of such counsel, accountants or other experts; provided that they shall have been selected with reasonable care. Notwithstanding any of the foregoing to the contrary, the provisions of Section
14.3 shall not be construed so as to relieve (or attempt to relieve) a Member or any other Person of any liability, to the extent (but only to the extent) that such liability may not be waived, modified or limited under applicable law, but shall be construed so as to effectuate the provisions of Section 14.3 to the fullest extent permitted by law.

         14.4 Indemnification Relating To Initial Contributions. RMD and Birmingham each hereby agree to indemnify and hold harmless each other from and against any and all liability, loss or damage which shall result from its failure, for any reason, to timely make the Initial Capital Contributions required by Section 9.2 or to timely take such actions or provide such credit support or guarantees as may be required by Section 9.4. Such indemnity shall include, but shall not be limited to, the reimbursement by the defaulting party of the non-defaulting party for 100% of all organizational expenses incurred by the non-defaulting party in connection with this Agreement and the transactions contemplated hereby.

         With respect to capital contributions, the indemnification provided for in Section 14.4 shall apply only in the case of the failure of either RMD or Birmingham to timely make the Initial Capital Contributions required by this Agreement and shall not apply to their respective obligations to contribute additional capital to the Company or to any other of their respective obligations under this Agreement, preserving unto each of RMD and Birmingham, however, such rights as may be afforded them under applicable law in the case of a breach of any of such other obligations.


                                   SECTION 15
                                  MISCELLANEOUS

         15.1 Notices. All notices, requests, demands or other communications required by or otherwise with respect to this Agreement shall be in writing and shall be deemed to have been duly given to any party (i) where delivered personally (by courier service or otherwise), (ii) when delivered by facsimile and confirmed by return facsimile, (iii) on the business day after the date sent by a nationally recognized overnight courier service, or (iv) seven days after being mailed by first-class, registered or certified mail, postage prepaid and return receipt requested, in each case to the applicable addresses set forth below:

         If to RMD:                          Mamoru Ishida
                                             c/o Mitsui & Co. (U.S.A.), Inc.
                                             601 S. Figueroa St., Suite 1800
                                             Los Angeles, CA 90017
                                             Facsimile:  (213) 688-7935

         With copies to:                     Shun Hirashima
                                             Mitsui & Co., Ltd.
                                             2-1, Ohtemachi 1-chome
                                             Chiyoda-ku, Tokyo, Japan
                                             Facsimile:  (03) 3285-9963

         If to Birmingham:                   Birmingham Steel Corporation
                                             1000 Urban Center Drive, Suite 300
                                             Birmingham, Alabama 35245-2516
                                             Attn:  Frederick J. Rocchio, Jr.
                                             Facsimile:

         With copies to:                     Birmingham Steel Corporation
                                             1000 Urban Center Drive, Suite 300
                                             Birmingham, Alabama 35245-2516
                                             Attn:  William R. Lucas, Jr.
                                             Facsimile:

or to such other address or facsimile number as any party may have furnished to the other parties in writing in accordance with Section 15.1.

         15.2 Governing Law. This Agreement shall be governed by, interpreted, and construed in accordance with the laws of the State of Delaware, without regard to Delaware choice of law provisions.

         15.3     Amendments.

                  (a) This Agreement may be modified or amended only by an instrument in writing signed by each Member, and, as so modified and amended, shall inure to the benefit of all of the Members.

                  (b) RMD and Birmingham acknowledge that in the event of the admission of one or more new Members or Substituted Members of the Company, appropriate revision of portions of this Agreement will be necessary, to be mutually agreed by RMD and Birmingham as a condition of the admission of such new Member or Substituted Member.

         15.4 Entire Agreement. Except to the extent other agreements are specifically referred to herein, this Agreement constitutes the entire agreement between the Members with respect to the matters covered hereby and thereby and supersedes all prior agreements, understandings, offers and negotiations, oral or written.

         15.5 Waiver of Partition. Each Member hereby irrevocably waives any and all rights that it may have to maintain an action for partition of any of the Company's property.

         15.6 Consents. All consents, agreements and approvals required or permitted by this Agreement shall be in writing and a signed copy thereof shall be filed and kept with the books of the Company.

         15.7 Successors. Subject to Section 12, all rights and duties of the Members hereunder shall inure to the benefit of and be binding upon their respective successors and assigns.

         15.8 Counterparts. This Agreement may be executed in one or more counterparts, each of which shall be deemed an original but all of which shall constitute one and the same instrument.

         15.9 Severability. Each provision of this Agreement shall be considered severable and if for any reason any provision which is not essential to the effectuation of the basic purposes of this Agreement is determined by a court of competent jurisdiction to be invalid or unenforceable and contrary to existing or future applicable law, such invalidity shall not impair the operation of or affect those provisions of this Agreement which are valid. In that case, this Agreement shall be construed so as to limit any term or provision so as to make it enforceable or valid within the requirements of any applicable law, and in the event such term or provision cannot be so limited, this Agreement shall be construed to omit such invalid or unenforceable provisions.

         15.10 Survival. All indemnities and reimbursement obligations made pursuant to this Agreement shall survive dissolution and liquidation of the Company until expiration of the longest applicable statute of limitations (including extensions and waivers) with respect to the matter for which a party would be entitled to be indemnified or reimbursed, as the case may be.

         15.11 No Third Party Beneficiaries. Nothing contained in this Agreement is intended to, or shall, confer upon any Person other than the parties hereto any rights or remedies hereunder.

         15.12 Default. In the event of a material default by any Member under this Agreement, then without limiting the availability of any other remedy under this Agreement or applicable law, (i) such Member shall be considered ineligible to vote in meetings of the Members, and (ii) if such material default persists, then subject to notice and a 30 day period within which to cure such default (or such longer period during which reasonable attempts to cure are continuing), such Member may be required to sell all, and not less than all, of its Membership Interest to the other Member or Members at the lesser of (x) Fair Market Value and (y) the balance credited to such Member in the capital of the Company, less twenty percent (20%), all upon prior written notice as set forth herein. If the parties are unable to agree on the Fair Market Value, the issue shall be decided within 90 days by an investment banker selected by two investment bankers, one selected by each of RMD and Birmingham, with costs to be borne by the defaulting party.

         15.13 Representations and Warranties. In order to induce RMD and Birmingham to enter into this Agreement, each Member represents and warrants to the other Member, on the date hereof, that the Board of Directors or other appropriate persons or bodies of RMD and Birmingham have approved of the formation of the Company.

         IN WITNESS WHEREOF, the Members have executed this Operating Agreement as of the date first hereinabove written.

                                            RAW MATERIAL DEVELOPMENT CO., LTD.



                                            By: Mamoru Ishida
                                            Name: Mamoru Ishida
                                            Title: Senior Vice President



                                            BIRMINGHAM WEST COAST CORPORATION



                                            By: Frederick J. Rocchio Jr.
                                            Name: Frederick J. Rocchio Jr.
                                            Title: President

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          Birmingham Steel Corporation


November 13, 1996
                                         Robert A. Garvey
                                         -----------------------
                                         Robert A. Garvey
                                         Chairman, Chief
                                         Executive Officer




November 13, 1996
                                         John M. Casey
                                         -----------------------
                                         John M. Casey
                                         Vice President,
                                         Chief Financial Officer