Form 10-K/A
period 1996-06-30
BIRMINGHAM STEEL CORP
filed 1997-01-15
CIK 779334

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                 Amendment No. 1
            (Amendment No. 1 to Form 10-K filed September 20, 1996)

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

                                      NONE

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

Item 1. of the Annual Report on Form 10-K filed on September 20, 1996 is hereby amended to read as follows:


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

In November 1993, the Company acquired ASW as part of its strategy to diversify the Company's product mix. With the acquisition of ASW and its experienced management group, the Company gained immediate entry into the markets for high quality steel products - markets which are very difficult to penetrate as a result of customers' stringent product quality requirements. ASW achieved QS9000 registration in June 1996. QS9000 is a quality system requirement established by Chrysler, Ford and General Motors and is based upon the internationally recognized ISO9000 series of standards. The Company believes that ASW is one of the largest producers of high quality rod and wire products in North America and that compliance with QS9000 will strengthen the current inroads it is building with both domestic and transplant auto producers. The high quality rod and wire market historically has been less subject to new competition because of the significant capital requirements and the quality and process control systems orientation necessary to produce high quality rod and wire. ASW's quality orientation has enabled it to attract customers in markets which previously had been served by foreign suppliers or where customers had been accepting lower quality products. ASW currently purchases 100% of its high quality semi-finished steel billet requirements, approximately 700,000 tons for the year ended June 30, 1996, from outside sources, which management believes makes ASW one of the largest purchasers of billets in the world. In fiscal 1996, ASW shipped approximately 532,000 tons of rod and wire products, compared with 632,000 tons last year. The Company estimates the current annual capacity of the ASW rod production facilities to be approximately 550,000 tons. The Company recently completed construction of a $115 million bar and rod mill at the Cleveland facility which began production and shipment of product in June 1996. Upon completion of the startup phase, this state-of-the-art facility will approximately double the Cleveland facility's production capacity to approximately 1.1 million tons annually.

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

During fiscal 1996, ASW acquired approximately 37% of its billets from Broken Hill Proprietary Company, Limited (BHP) located in Australia and approximately 26% of its billets from QIT-Fer et Titane Inc. (QIT), located in Montreal, Canada. ASW has a supply agreement with BHP which expires on May 31, 1997 and an agreement with QIT which expires June 30, 1997. Under its supply agreement with BHP, ASW agreed to purchase a minimum of 80,000 metric tons of steel billets during the first year, with quantities during the remainder of the agreement to be subject to negotiation. Under this agreement, ASW and BHP renegotiate the price of billets in advance for each calendar quarter during the term of the agreement. Under its supply agreement with QIT, there are established annual minimum and maximum quantity requirements for the purchase and delivery of billets, as well as a pricing formula based upon, among other things, the price of carbon steel billets, wire rod and steel scrap. ASW is currently involved in discussions with current and potential billet suppliers regarding its fiscal 1997 billet requirements, which are expected to be substantially higher than historical levels due to the new bar mill expansion. Management believes that its current agreements and its relationships with these and other suppliers ensure a supply of steel billets sufficient to meet its anticipated needs. In addition, the Company recently awarded the construction contracts for a high quality melting facility in Memphis, Tennessee which is scheduled to supply approximately 1 million tons annually of ASW's high quality billet requirements. Startup of the facility is scheduled for the fourth calendar quarter of 1997.

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

Production Capacity

Mini-Mill Operations. The table below indicates the percentage of capacity at which the Company's rebar/merchant mini-mills operated during the fiscal year ended June 30, 1996. The capacities presented are management's estimates and are based on a normal 168 hour weekly work schedule, an average product mix and include the effects of existing melting or rolling capacity limitations within each operation. Production capacities listed below are estimated year-end capacity levels.
           Annual    FY1996     Capacity      Annual    FY1996      Capacity
           Melting   Melting    Utilization   Rolling   Rolling     Utilization
           Capacity  Prodution  Percentage    Capacity  Production  Percentage
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

                  Annual             Fiscal           Capacity
                  Production         1996             Utilization
                   Capacity           Production       Percentage
                      (in thousands of tons)

Cleveland rod        550              410               74.5
Joliet rod           190              161               84.7
                     ---              ---               ----
    Total rod        740              571               77.2
                     ===              ===               ====
Cleveland wire        60               39               65.0
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

TOW Wire Production

ASW operates a facility in Cleveland which produces ultra-high tensile strength specialty wire for use in the U.S. Government's anti-tank missile guidance systems. ASW is the only producer of TOW missile wire. The manufacture of TOW wire is a highly specialized process. The principal raw material is specialty steel rod which is purchased from an outside supplier. The rod is subjected to a series of surface and thermal treatments and drawing operations which take approximately five weeks to complete and which reduce the original .197" diameter rod to .0049" diameter wire. The wire must pass seven U.S. Government-mandated final inspection tests, including a test assuring tensile strength of 500,000 pounds per square inch. Upon completing successful inspection, the wire is packaged and shipped to a single customer which is the exclusive producer of the TOW missile for its only purchaser, the U. S. Government.


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

The following table presents, for the periods indicated, the percentage of the Company's net sales dollars generated by the rebar/merchant product class:

                                     Fiscal
                                                     --------------
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
                                                     ---- ---- ----
                                                     100% 100% 100%
                                                     ==== ==== ====

(1) Roof support system products consisted of modified rebar and merchant steel products. The Company's Mine Roof Support Products Business was sold in March 1995 (see Note 3 to the Consolidated Financial Statements)

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


                              Rebar     Company     Approximate
                           Consumption  Shipments     Market
Calendar Year               (in tons)   (in tons)     Share
-------------              -----------  --------    -----------
1986                       4,787,000    259,000           5.4%
1987                       5,301,000    558,000          10.5%
1988                       5,416,000    808,000          14.9%
1989                       5,213,000    972,000          18.6%
1990                       5,386,000    972,000          18.0%
1991                       4,779,000    945,000          19.8%
1992                       4,764,000  1,060,000          22.3%
1993                       5,051,000  1,181,000          23.4%
1994                       5,151,000  1,185,000          23.0%
1995                       5,454,000  1,108,000          20.3%


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

                  Merchant
                  Product           Company        Approximate
                  Consumption       Shipments      Market
Calendar Year     (in tons)         (in tons)      Share
-------------     -----------       --------      -----------
1986               7,256,000          67,000           1.0%
1987               7,911,000         147,000           1.9%
1988               8,546,000         264,000           3.1%
1989               8,398,000         272,000           3.2%
1990               8,379,000         306,000           3.7%
1991               7,045,000         287,000           4.1%
1992               7,504,000         330,000           4.4%
1993               8,445,000         395,000           4.6%
1994              10,113,000         484,000           4.8%
1995              10,618,000         524,000           4.9%


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
                                                              Total
Calendar          Rod             Wire                       Rod & Wire
Year              Consumption  Consumption                  Consumption
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

In August 1987, the Virginia Department of Waste Management advised the Company of a hazardous waste condition relating to the disposal of hazardous furnace dust at the Company's idled Norfolk facility by the former owners during 1983 and 1984. Based upon the Company's prior experience in correcting similar environmental conditions, the Company's management believes that the reserves established with respect to the Company's cleanup obligations at its Norfolk facility are adequate in view of the anticipated cost of the corrective action required with respect to this condition.

By letter dated October 20, 1992, the Department of Toxic Substances Control of the Environmental Protection Agency of the State of California ("DTSC") submitted to Barbary Coast Steel Corporation ("BCSC"), a wholly owned subsidiary of the Company, for its review and comment a proposed Consent Order relating to BCSC's closed steel facility at Emeryville, California. BCSC and DTSC executed the terms of a Consent Order on March 22, 1993. Pursuant to that Consent Order, BCSC has completed an environmental assessment of the site and, on June 10, 1996, received DTSC approval of its proposal for the remediation of the property. BCSC is now actively remediating the property pursuant to the approved remedial action plan. The Company believes that the fair market value of the property is in excess of $13,000,000, based upon offers received by the Company for the purchase of the property, which is in excess of the Company's carrying cost of the property plus incurred and anticipated future costs of remediation.

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

BIRMINGHAM STEEL CORPORATION

John M. Casey        1/15/97
----------------------------
John M. Casey         Date
Executive Vice President-
Finance & Chief Financial
Officer

Robert E. Powell     1/15/97
-----------------------------
Vice President & Controller