Form 10-Q
period 1996-12-31
BIRMINGHAM STEEL CORP
filed 1997-02-12
CIK 779334

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


                                 Commission File
                                   No. 1-9820


                          BIRMINGHAM STEEL CORPORATION


       DELAWARE                                 13-3213634
--------------------------       -------------------------------------
(State of Incorporation)         (I.R.S. Employer Identification No.)

                      1000 Urban Center Parkway, Suite 300
                            Birmingham, Alabama 35242

                                 (205) 970-1200

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes ( x ) No ( ).

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 29,668,298 Shares of Common Stock, Par Value $.01 Outstanding at February 10, 1997.


                          Birmingham Steel Corporation
                          Consolidated Balance Sheets
                    (in thousands, except number of shares)


                                                    December 31,      June 30,
                                                        1996            1996
                                                    (Unaudited)      (Audited)
                                                    ------------    -----------
ASSETS

Current assets:
  Cash and cash equivalents                          $     2,747    $     6,663
  Accounts receivable, net of allowance
    for doubtful accounts of $1,546 at
    December 31, 1996; $1,554 at June 30, 1996           107,179        111,565
  Inventories                                            219,519        196,752
  Prepaid expenses                                         1,924          1,390
  Other                                                   10,603         11,623
                                                     -----------    -----------
       Total current assets                              341,972        327,993

Property, plant and equipment
   (including property and equipment,
   net, held for disposition  of $19,252 and
   $18,210 at December  31, 1996 and June 30,
   1996, respectively):
  Land and buildings                                     169,284        123,465
  Machinery and equipment                                529,819        376,744
  Construction in progress                               143,734        178,011
                                                     -----------    -----------
                                                         842,837        678,220
  Less accumulated depreciation                         (151,832)      (134,196)
                                                     -----------    -----------
       Net property, plant and equipment                 691,005        544,024

Excess of cost over net assets acquired                   51,945         46,077
Other assets                                              29,878          9,893
                                                     -----------    -----------

       Total assets                                  $ 1,114,800    $   927,987
                                                     ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable                                      $   121,999    $         -
  Accounts payable                                        79,963         83,226
  Accrued operating expenses                               4,236          5,936
  Accrued payroll expenses                                 5,434          6,888
  Income taxes payable                                         -            369
  Other current liabilities                               42,102         19,979
                                                     -----------    -----------
       Total current liabilities                         253,734        116,398

Deferred income taxes                                     49,512         50,292

Deferred compensation                                      4,941          5,606

Long-term debt less current portion                      333,500        307,500

Minority interest in subsidiary                           17,345              -

Commitments and contingencies                                  -              -

Stockholders' equity:
  Preferred stock, par value $.01;
    authorized 5,000,000 shares                                -              -
  Common stock, par value $.01; authorized:
    75,000,000 shares; issued and outstanding:
    29,718,050 at December 31, 1996 and
    29,679,761 at June 30, 1996                              297            297
  Additional paid-in capital                             331,502        331,430
  Treasury stock, 1,060,940 and 1,070,727
    shares at December 31,1996 and June 30,
    1996, respectively, at cost                          (20,939)       (21,148)
  Unearned compensation                                   (1,391)        (2,165)
  Retained earnings                                      146,299        139,777
                                                     -----------    -----------
       Total stockholders' equity
                                                         455,768        448,191
                                                     -----------    -----------

       Total liabilities and stockholders' equity    $ 1,114,800    $   927,987
                                                     ===========    ===========


                            See accompanying notes.



                         Birmingham Steel Corporation
                     Consolidated Statements of Operations
                (in thousands, except per share data; unaudited)



                                      Three months ended     Six months ended
                                         December 31,           December 31,
                                      -------------------   -------------------
                                        1996       1995       1996       1995
                                      --------   --------   --------   --------

Net sales                             $210,140   $197,398   $443,562   $404,650

Cost of sales:
  Other than depreciation and
    amortization                       178,920    172,936    377,620    345,735
  Depreciation and amortization         10,872      8,272     21,588     16,302
                                      --------   --------   --------   --------
  Gross profit                          20,348     16,190     44,354     42,613

Provision for loss on mill
  modernization program and
  unusual items                          1,112      3,810      2,534      5,116
Selling, general and administrative      7,912      9,284     16,362     19,666
Interest                                 4,645      3,093      8,633      5,364
                                      --------   --------   --------   --------
                                         6,679          3     16,825     12,467


Other income (expense), net              3,233      1,271      3,847      2,634
Minority interest in loss of
  subsidiary                               121          -        121          -
                                      --------   --------   --------   --------


Income before income taxes              10,033      1,274     20,793     15,101


Provision for income taxes               4,113        618      8,525      6,267
                                      --------   --------   --------   --------


   Net income                         $  5,920   $    656   $ 12,268   $  8,834
                                      ========   ========   ========   ========



Weighted average shares outstanding     28,653     28,538     28,639     28,529
                                      ========   ========   ========   ========


Earnings per share                    $   0.21   $   0.02   $   0.43   $   0.31


Dividends declared per share          $   0.10   $   0.10   $   0.20   $   0.20
                                      ========   ========   ========   ========





                             See accompanying notes.


                          Birmingham Steel Corporation
                     Consolidated Statements of Cash Flows
                                 (in thousands)

                                                      Six months ended
                                                         December 31,
                                                -----------------------------
                                                     1996           1995
                                                 (unaudited)     (unaudited)
                                                ------------     ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                       $  12,268    $   8,834
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Depreciation and amortization                   21,588       16,302
      Provision for doubtful accounts
        receivable                                        15          383
      Deferred income taxes                             (780)       1,641
      Provision for loss on mill
        modernization program and
        unusual items                                      -        2,055
      Gain on sale of 50% equity
        in scrap subsidiary                           (1,746)           -
      Minority interest in subsidiary                   (121)           -
      Other                                            1,083        1,458

  Changes in operating assets and liabilities,
       net of effects from business acquisition:
          Accounts receivable                          4,370       11,622
          Inventories                                  1,233      (42,062)
          Prepaid expenses                              (535)        (763)
          Other current assets                          (417)       3,299
          Accounts payable                           (19,684)      (2,163)
          Income taxes payable                          (369)         213
          Other accrued liabilities                   (2,184)       2,708
          Deferred compensation                         (665)         203
                                                   ---------    ---------

      Net cash provided by operating activities       14,056        3,730

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment        (101,666)     (76,879)
  Payments for business acquisitions                 (43,309)     (11,250)
  Proceeds from disposal of property,
    plant and equipment                                  108           86
  Proceeds from sale of 50% equity in
   scrap subsidiary                                    5,372            -
  Investment in scrap subsidiary                      (7,500)      (7,499)
  Additions to other non-current assets              (15,664)     (14,649)
  Reductions in other non-current assets               2,110        3,921
                                                   ---------    ---------

      Net cash used in investing activities         (160,549)    (106,270)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net short-term borrowings and repayments           121,999       (8,020)
  Proceeds from issuance of long-term debt            26,000      165,000
  Proceeds from issuance of common stock                 305           59
  Purchase of treasury stock                               -         (540)
  Cash dividends paid                                 (5,727)      (5,704)
                                                   ---------    ---------

      Net cash provided by financing activities      142,577      150,795
                                                   ---------    ---------

Net increase (decrease) in cash and
   cash equivalents                                   (3,916)      48,255

Cash and cash equivalents at:
  Beginning of period                                  6,663        4,311
                                                   ---------    ---------

  End of period                                    $   2,747    $  52,566
                                                   =========    =========


Supplemental cash flow disclosures:
   Cash paid during the period for:
    Interest (net of amounts capitalized)          $  11,912    $   4,404
    Income taxes                                   $   7,136    $   4,069



                             See accompanying notes.


                          BIRMINGHAM STEEL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1996 and 1995


 1.  Description of the Business and Significant Accounting Policies


         Description of the Business

         Birmingham Steel Corporation (the Company) operates steel mini-mills in the United States producing steel reinforcing bar, merchant products and high quality bar, rod and wire. The Company operates in one industry segment and sells to third parties primarily in the construction, manufacturing and automotive industries throughout the United States and Canada.


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


 2.     Business Acquisitions and Joint Ventures

         On November 15, 1996, the Company entered into a Contribution Agreement with Atlantic Steel Industries, Inc. (Atlantic) and IVACO, Inc., the parent of Atlantic, pursuant to which the Company and Atlantic formed Birmingham Southeast, LLC (Birmingham Southeast), a limited liability company owned 85 percent by Birmingham East Coast Holdings, a wholly owned subsidiary of the Company, and 15 percent by a subsidiary of IVACO, Inc. On December 2, 1996, pursuant to the Contribution Agreement the Company contributed the assets of its Jackson, MS facility to Birmingham Southeast which had no impact on the accompanying consolidated financial statements. Birmingham Southeast then purchased the operating assets of Atlantic located in Cartersville, GA for $43,309,000 in cash and assumed liabilities approximating $40,206,000. The purchase price has been allocated to the assets and liabilities of the Company as follows (in thousands):

                    Current assets                         $ 28,051
                    Property, plant & equipment              63,400
                    Other non-current assets,
                     primarily goodwill                       9,529
                                                           --------
                    Total assets acquired                  $100,980
                    Fair value of liabilities
                     assumed                                (40,206)
                    Minority interest                       (17,465)
                                                           ---------
                    Total purchase price                   $ 43,309
                                                           =========

         The non-cash financing and investing activities related to the purchase of the Cartersville, Georgia assets have been excluded from the statement of cash flows.

         On September 18, 1996,  the Company  entered into an agreement with Raw
         Materials Development Co., Ltd., an affiliate of Mitsui & Co., Ltd. forming Pacific Coast Recycling, LLC (Pacific Coast), a 50/50 joint venture established to operate in southern California as a collector, processor and seller of scrap. The Company made equity investments in Pacific Coast of approximately $7,500,000 on December 27, 1996 and $1,750,000 on January 23, 1997. On December 27, 1996, Pacific Coast purchased certain assets from the estate of Hiuka America Corporation and its affiliates with annual scrap processing capacity of approximately 1 million tons. Pacific Coast plans to utilize the facility at the Port of Long Beach to export scrap.

         On August 30, 1996,  the Company  entered  into an Equity  Contribution
         Agreement with American Iron Reduction, L.L.C. (AIR), a 50 percent owned subsidiary of the Company, for the purpose of constructing a direct reduced iron (DRI) facility in Louisiana. Under the Equity Contribution Agreement, the Company is required to make an equity contribution to AIR of not less than $20,000,000 and not more than $27,500,000 upon completion of the DRI facility, which is expected to be completed by the end of calendar year 1997. The Company also entered into a DRI Purchase Agreement with AIR on August 30, 1996, whereby the Company will purchase a minimum of 600,000 metric tons of DRI annually. The DRI purchased will be utilized primarily at the Memphis melt shop as a substitute for premium, low-residual scrap.

         On August 8, 1995, the Company purchased certain assets of Western Steel Limited, a subsidiary of IPSCO Inc., located in Calgary, Alberta, Canada for a purchase price of approximately $11,206,000. On December 13, 1995, Birmingham Recycling Investment Company (BRIC), a wholly owned subsidiary of the Company, completed a related transaction when it purchased the stock of Richmond Steel Recycling Limited (RSR), a scrap processing facility and subsidiary of Western Steel Limited, located in Richmond, British Columbia, Canada. On December 20, 1996, BRIC sold 50 percent of the stock of RSR to SIMSMETAL Canada, Ltd. and recognized a pre-tax gain, included in other income, of approximately $1,746,000.


 3.      Inventories

         Inventories were valued as summarized in the following table (in thousands):
                                                December 31,   June 30,
                                                   1996           1996
                                                ------------  ----------
          At lower of cost (first-in, first-out)
           or market:
          Raw materials and mill supplies        $ 46,385      $ 37,871
          Work-in-progress                         82,639        95,423
          Finished goods                           90,495        63,458
                                                 --------      --------
                                                 $219,519      $196,752
                                                 ========      ========


 4.  Borrowing Arrangements

         Under line of credit arrangements for short-term borrowings with four banks, the Company may borrow up to $185,000,000 with interest at market rates mutually agreed upon by the Company and the banks. One of these lines of credit supports a bankers' acceptance and commercial paper program. Approximately $63,001,000 was available under these facilities at December 31, 1996.

         On October 8, 1996, the Company issued a $26,000,000, 30 year variable rate industrial revenue bond under the authority of the City of Memphis and County of Shelby, Tennessee. The Company will use the proceeds of the tax-free bond to finance certain portions of its new melt shop in Memphis, Tennessee.

         On September 29, 1995, the Company completed a $150,000,000 private placement of senior notes. The notes are unsecured and primarily consist of maturities ranging from seven to ten years and a weighted average interest rate of 7.05 percent. The proceeds of the debt issue, which were drawn down on December 15, 1995, were utilized primarily to fund the current requirements of the Company's multi-year capital expenditure program.

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


     5.  Contingencies

        Environmental

        The Company is subject to federal, state and local environmental laws and regulations concerning, among other matters, waste water effluents, air emissions and furnace dust management and disposal.

        The Company has been advised by the Virginia Department of Waste Management of certain conditions involving the disposal of hazardous materials at the Company's Norfolk, Virginia property which existed prior to the Company's acquisition of the facility. The site has been accepted into Virginia's Voluntary Remediation Program. This program confers statutory immunity from certain environmental claims upon certification by the Virginia Department of Environmental Quality of the site remediation. The Company has also been notified by the Department of Toxic Substances Control (DTSC) of the Environmental Protection
        Agency of the State of California of certain environmental conditions regarding its property in Emeryville, California. The Company has performed environmental assessments of these sites and developed work plans for remediation of the properties for approval by the applicable regulatory agencies. The remediation plan for the Emeryville site was approved by DTSC and is substantially complete.

        As part of its ongoing environmental compliance and monitoring programs, the Company is voluntarily developing work plans for environmental conditions involving certain of its operating facilities and properties which are held for sale. Based upon the Company's study of the known conditions and its prior experience in investigating and correcting environmental conditions, the Company estimates that the potential costs of these site restoration and remediation efforts may range from
        $3,050,000  to  $5,250,000.  Approximately  $2,107,000 of these costs is recorded in accrued liabilities at December 31, 1996. The remaining costs principally consist of site restoration and environmental exit costs to ready the idle facilities for sale, and have been considered in determining whether the carrying amounts of the properties exceed their net realizable values. These expenditures are expected to be made in the next one to two years, if the necessary regulatory agency approvals of the Company's work plans are obtained. Though the Company believes it has adequately provided for the cost of all known environmental conditions, the applicable regulatory agencies could insist upon different and more costly remediative measures than those the Company believes are adequate or required by existing law. Additionally, if other environmental conditions requiring remediation are discovered, site restoration costs could exceed the Company's estimates. Except as stated above, the Company believes that it is currently in compliance with all known material and applicable environmental regulations.


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


 8. Subsequent Events

        On January 15, 1997, the Company issued 1,000,000 additional shares of common stock from treasury in a public offering. The proceeds from the offering were used to offset certain payments made by the Company pursuant to the acquisition of the assets of Atlantic Steel Industries, Inc. located in Cartersville, Georgia (see Note 2).

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

For the second quarter of fiscal 1997, the Company reported earnings of $5,920,000, compared with $656,000 in the second period of fiscal 1996. Earnings per share for the quarter were $.21, up from $.02 reported for the second quarter of last year. Second quarter steel shipments were 609,000 tons, compared with 557,000 tons shipped in the same period a year ago. Net sales for the second quarter were $210,140,000, an increase of 6 percent from $197,398,000 for the same period last year.

For the six months ended December 31, 1996, the Company reported earnings of $12,268,000, compared with $8,834,000 for the same period last year. Earnings per share for the period were $.43, up from $.31 reported last year. Steel shipments for the six month period were 1,278,000 tons, a 13 percent increase from 1,131,000 tons for the same period of 1996. Net sales were $443,562,000 for the first six months compared with $404,650,000 in the same period a year ago.

Net Sales

Second quarter rebar/merchant shipments increased 3 percent to 444,000 tons from 429,000 tons in the same period last year. Shipment of lower margin semi-finished steel billets account for 4 percent of total rebar/merchant shipments in the second quarter and 6 percent for the same period a year ago. Second quarter rebar/merchant average selling prices were $311 per ton, essentially flat compared with the immediately preceding quarter and up 3 percent compared to the second quarter of fiscal 1996.

Second quarter shipments of the Company's bar, rod & wire products rose 29 percent to 165,000 tons compared with 128,000 tons in the prior year period. Average bar and rod selling prices for the second quarter were $469 per ton, compared with $453 per ton in the first quarter and $460 per ton in the prior year period. The increase in net sales is primarily attributable to increased bar shipments coupled with an increase in average selling price over the prior year period.


Cost of Sales

As a percentage of net sales, cost of sales (other than depreciation and amortization) fell to 85.1% compared with 87.6% in the second quarter last year. The decline resulted from increased selling prices coupled with lower scrap cost partially offset by increased billet and conversion costs at the Company's bar and rod facility.

For the six months ended December 31, 1996, cost of sales as a percentage of net sales was essentially unchanged at 85.1% compared with 85.4% in the second quarter last year.

Rebar/merchant conversion costs rose to $125 per ton for the second quarter compared with record conversion costs of $114 in the first quarter but was essentially flat compared with $126 per ton in the second quarter of the prior fiscal year.

Conversion costs at the Company's rod and bar facility increased to $67 per ton in the second quarter compared with $58 per ton in the prior year period but was down $10 per ton from the immediately preceding quarter. The improvement in conversion costs from the first quarter resulted from increased operating efficiencies of the new bar mill.

The Company's second quarter scrap raw material cost of $132 per ton was down from $137 per ton in the prior year period. Raw material billet cost at the Company's rod and bar facility was $362 per ton in the second quarter, up $15 per ton from $347 in the second quarter last year. The Company is currently constructing a high quality steel melting facility in Memphis, Tennessee to supply approximately 1 million tons annually of the bar and rod billet requirements. The facility is scheduled for start-up in the fourth quarter of fiscal 1997 at an expected capital cost of approximately $200 million.

Depreciation and amortization was $10,872,000 in the second quarter compared with $8,272,000 in the prior year period. For the six month period, depreciation and amortization totaled $21,588,000, up from $16,302,000 reported for the same period last year. The increase is primarily attributable to the recognition of depreciation expense on assets placed into service during fiscal 1996 and the first two quarters of fiscal 1997.


Provision for Loss on Mill Modernization Program and Unusual Items

Provision for loss on mill modernization program amounted to $1,112,000 for the second quarter compared with $3,810,000 in the same period a year ago. The current quarter charges relate primarily to pre-operating costs at the recently acquired Cartersville, Georgia facility and the Memphis, Tennessee melt shop currently under construction. The prior period charges resulted primarily from a write-off of equipment at the Company's idled Ballard, Washington facility and charges related to reorganization at both the corporate and plant levels.

For the six months ended December 31, 1996, the provision for loss on mill modernization program amounted to $2,534,000 compared with $5,116,000 for the prior year six month period. In addition to the pre-operating charges discussed above, the current year charges include the start-up expenses incurred at the new bar mill in Cleveland, Ohio which began operations in July. The prior year charges are attributable to first quarter start-up expenses related to the Seattle melt shop and the second quarter charges discussed above.

Selling, General and Administrative Expenses ("SG&A")

SG&A declined 15 percent in the second quarter to $7,912,000 from $9,284,000 reported in the second quarter last year. The favorable decline is primarily attributable to decreased costs associated with salaries and benefits and costs savings resulting from the renegotiation of the Company's contract with Electronic Data Systems (EDS) in the fourth quarter of fiscal 1996. As a percentage of net sales, second quarter SG&A were 3.8 percent, compared with 4.7 percent last year.

For the six months ended December 31, 1996, SG&A declined 17 percent to $16,362,000 from $19,666,000 reported in the same period last year due to decreased costs as discussed above. As a percentage of net sales, year-to-date SG&A were 3.7 percent, compared with 4.9 percent last year.

Interest Expense

Interest expense increased to $4,645,000 in the second quarter compared with $3,093,000 reported last year, primarily due the inclusion, in the current year quarter, of interest on the $150 million private placement, the proceeds of which were drawn on December 15, 1995. In the second quarter, the Company capitalized approximately $1,695,000 in interest related to construction projects, compared with approximately $1,349,000 in the same period last year.

For the six months ended December 31, 1995, interest expense increased to $8,633,000, compared with $5,364,000 in the prior year essentially due to the reasons stated above. For the six month period, the Company capitalized approximately $3,535,000 in interest related to construction projects, compared with approximately $2,272,000 in the same period last year.

Income Taxes

Effective income tax rates for the six months ended December 31, 1996 and 1995 were 41.0% and 41.5%, respectively.


Liquidity and Capital Resources

Operating Activities:

For the first six months of fiscal 1997, cash provided by operating activities rose to $14.1 million, compared with $3.7 million reported in the second quarter of last year. The increase in operating cash flow was essentially due to an increase in net income and changes in accounts receivable, inventories and accounts payable.

Investing Activities:

Net cash used in investing activities was $160.5 million, compared with $106.2 million last year. Capital spending increased over the prior year period due primarily to the construction of the new melt shop in Memphis.

On November 15, 1996, the Company entered into a Contribution Agreement with Atlantic Steel Industries, Inc. (Atlantic) and IVACO, Inc., the parent of Atlantic, pursuant to which the Company and Atlantic formed Birmingham Southeast, LLC (Birmingham Southeast), a limited liability company owned 85 percent by Birmingham East Coast Holdings, a wholly owned subsidiary of the Company, and 15 percent by a subsidiary of IVACO, Inc. On December 2, 1996, pursuant to the Contribution Agreement, the Company contributed the assets of its Jackson, Mississippi facility to Birmingham Southeast and Birmingham Southeast purchased the assets of Atlantic located in Cartersville, Georgia for $43.3 million in cash and assumed approximately $40.2 million in liabilities (See Note 2 to Consolidated Financial Statements).

During the second quarter, the Company made a $7.5 million investment in Pacific Coast Recycling, LLC (Pacific Coast), a joint venture established to operate in southern California as a collector, processor and seller of scrap owned 50 percent by the Company and 50 percent by Raw Materials Development Co., Ltd., an affiliate of Mitsui & Co., Ltd. In January, the Company made an additional $1.8 million investment in Pacific Coast. On December 27, 1996, Pacific Coast completed the purchase of certain assets from the estate of Hiuka America Corporation and its affiliates with annual scrap processing capacity of approximately 1 million tons. Pacific Coast plans to utilize the facility at the Port of Long Beach to export scrap (See Note 2 to Consolidated Financial Statements).

On December 20, 1996, Birmingham Recycling Investment Co., a wholly owned subsidiary of the Company, sold 50 percent of the stock of Richmond Steel Recycling Limited to SIMSMETAL Canada, Ltd. and recognized a pre-tax gain of approximately $1.7 million.

Financing Activities:

Net cash provided by financing activities was $142.6 million in the first six months, compared with $150.8 million last year. During the period the Company completed a $26 million, 30 year tax-free bond financing at Memphis, the proceeds of which will be used to finance certain portions of the Memphis melt shop currently under construction. Net short-term borrowings for the first six months of fiscal 1997 were $122.0 million compared with net short-term repayments in the prior year period of $8.0 million. The change in net
short-term   borrowings  primarily  relates  to  the  investing activities discussed above. During the prior year period, the Company completed a $15 million, 30 year tax-free bond financing at its Cleveland, Ohio facility and issued $150 million senior debt notes, using a portion of the proceeds to pay down the short-term lines of credit.

On January 15, 1997, the Company issued 1,000,000 additional shares of common stock from treasury in a public offering. The proceeds from the offering were used to offset certain payments made by the Company pursuant to the acquisition of the assets of Atlantic Steel Industries, Inc. located in Cartersville, Georgia (See Note 2 to Consolidated Financial Statements).

Working Capital:

Working capital at the end of the second quarter declined to $88.2 million, compared with $211.6 million at the end of fiscal 1996. The decrease in working capital was essentially due to increased borrowings on the Company's short-term lines of credit during the first six months of fiscal 1997.

Other Comments

On January 14, 1997, the Company declared a regular quarterly cash dividend of $.10 (ten cents) per share which will be paid February 4, 1997 to shareholders of record on January 24, 1997.

Risk Factors That May Affect Operating Results

The statements contained in this report that are not purely historical or which might be considered an opinion or projection concerning the Company or its business, whether express or implied, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include statements regarding the Company's expectations, hopes, anticipations, intentions, plans and strategies regarding the future.
Forward-looking statements include, but are not limited to: expectations about environmental remediation costs, assessments of expected impact of litigation and adequacy of insurance coverage for litigation, expectations regarding the costs of new projects, expectations regarding future earnings, and expectations regarding the date when facilities under construction will be operational and the future performance and capabilities of those facilities.

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

The Company is in the steel industry. The steel industry tends to be vulnerable to economic cycles which cannot be predicted. A downturn in the economy or in the Company's markets could have a negative impact on the Company's performance.

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

The cost of scrap is the largest element in the cost of the Company's finished rebar and merchant products. The Company purchases most of its scrap on a short-term basis. Changes in the price of scrap, therefore, can significantly affect the Company's profitability. Changes in other raw material prices can also influence the Company's profitability.

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

Until completion of the Memphis Melt Shop, currently under construction, the Company's Special Bar Quality ("SBQ") division will purchase substantially all of its steel billets from third parties. The cost of these steel billets is the largest element in the cost of the SBQ division's finished products. Thus, the performance of this division, and in turn, the performance of the Company, can be materially affected by changes in the price of the steel billets it buys from third parties.

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

The Company believes its labor relations are generally good. Almost the entire work force is non-union and the Company has never suffered a strike or other labor related work stoppage. If this situation changes, however, the Company's performance could suffer material adverse effects.

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

By letter dated October 20, 1992, the Department of Toxic Substances Control of the Environmental Protection Agency of the State of California ("DTSC") submitted to Barbary Coast Steel Corporation ("BCSC"), a wholly owned subsidiary of the Company, for its review and comment a proposed Consent Order relating to BCSC's closed steel facility at Emeryville, California. BCSC and DTSC executed the terms of a Consent Order on March 22, 1993. Pursuant to that Consent Order, BCSC has completed an environmental assessment of the site and, on June 10, 1996, received DTSC approval of its proposal for the remediation of the property. Remediation of the site in accordance with the approved plan is now substantially complete. The Company believes that the fair value of the property is in excess of $13.0 million, based upon offers received by the Company for the purchase of the property, which is in excess of the Company's carrying cost of the property plus incurred and anticipated future costs of remediation.

On December 20, 1996, the U. S. District Court for the Northern District of California approved the terms of the Settlement and Release Agreement (the "Settlement Agreement") between BCSC and various other parties to the action styled IMACC Corporation v. Warburton, et al., in which BCSC was both a defendant and counter-claimant. The claims in this case were brought under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 with respect to property which is adjacent to BCSC's closed steel facility in Emeryville, California on which an industrial drum and barrel reconditioning facility operated from the 1940's until 1991. The Settlement Agreement provides, among other things, that IMACC will pay to BCSC $250,000 in respect of BCSC's counter-claims and that BCSC will then contribute $380,000 to an escrow account to be established for the payment and reimbursement of costs incurred to remediate the contaminated property immediately adjacent to the BCSC property. As a result, the parties to the Settlement Agreement have dismissed their respective claims and counter-claims against each other. BCSC has also entered into a settlement and release agreement involving mutual releases and dismissal of claims with other parties to the litigation. All other claims and prospective claims in the litigation against BCSC are barred by the Court's order approving the settlement with IMACC.


Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of the Company was held on October 15, 1996, at which the following matters were brought before and voted upon by the shareholders:

1. The election of the following to the Board of Directors, each to serve until the next Annual Meeting of Stockholders:

                                          Voted                    Voted
         Director                          For                     Against

         Robert A. Garvey               19,972,577                  92,572
         E. Mandell de Windt            19,991,260                  73,889
         C. Stephen Clegg               19,919,826                 145,323
         George A. Stinson              19,945,386                 119,763
         E. Bradley Jones               19,991,390                  73,759
         Harry Holiday, Jr.             19,978,045                  87,104
         Reginald H. Jones              19,988,340                  76,808
         William J. Cabaniss, Jr.       19,975,982                  89,166
         T. Evans Wyckoff               19,978,608                  86,541

2.       Proposal to approve the 1996 Director Stock Option Plan.

         Voted for:  19,024,573
         Voted against:  946,883
         Abstained:  93,693

3. Proposal to approve the 1997 Chief Executive Officer Incentive Compensation Plan.

         Voted for:  19,225,510
         Voted against:  639,980
         Abstain:  110,858

4. Proposal to approve and ratify the selection of Ernst & Young LLP as the independent auditors for the Company and its subsidiaries for the fiscal year ending June 30, 1997.

         Voted for:  19,965,076
         Voted against:  64,008
         Abstained:  36,063


Item 6. Exhibits and Reports on Form 8-K

The following exhibits are required to be filed with this report:

          4.1 Reimbursement Agreement, dated as of October 1, 1996, between Birmingham Steel Corporation and PNC Bank, Kentucky, Inc.

         10.1 Asset Purchase Agreement, dated as of October 31, 1996, among Mitsui & Co., Ltd., R. Todd Neilson, as Chapter 11 Trustee for the bankruptcy estate of Hiuka America Corporation, All-Ways Recycling Company, B&D Auto & Truck Salvage, and Weiner Steel Corporation.

         10.2 Contribution Agreement, dated as of November 15, 1996, among IVACO Inc., Atlantic Steel Industries, Inc., Birmingham Steel Corporation and Birmingham Southeast, LLC (incorporated by reference from Current Report on Form 8-K filed December 12,
                  1996)

The Company  filed a current  report on Form 8-K on December  12, 1996 to report
the  completion  of  its   acquisition  of  certain  assets  of  Atlantic  Steel
Industries, Inc. An amendment to Form 8-K was filed on January 15, 1997.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         Birmingham Steel Corporation




February 12, 1997                        \s\ John M. Casey
                                         -------------------------------------
                                         John M. Casey
                                         Vice President,
                                         Chief Financial Officer


February 12, 1997                        \s\ Robert E. Powell
                                         -------------------------------------
                                         Robert E. Powell
                                         Vice President & Controller

Exhibit 4.1



                             REIMBURSEMENT AGREEMENT

                           dated as of October 1, 1996

                                     between

                          BIRMINGHAM STEEL CORPORATION

                                       and

                            PNC BANK, KENTUCKY, INC.

                                TABLE OF CONTENTS


ARTICLE 1                  Definitions and Rules of Construction............  2

         SECTION 1.1  Definitions...........................................  2
         SECTION 1.2  Rules of Construction................................. 18

ARTICLE 2                  Letter of Credit................................. 18

         SECTION 2.1  Issuance of Letter of Credit.......................... 18
         SECTION 2.2  Reimbursement of Drawings Under Letter
                                    of Credit............................... 19
         SECTION 2.3  Letter of Credit Fees................................. 19
         SECTION 2.4  Reduction of Letter of Credit......................... 19
         SECTION 2.5  Pledge of Tendered Bonds.............................. 20
         SECTION 2.6  Extension of the Termination Date..................... 20
         SECTION 2.7  Bank's Undertaking in Event of Rating
                                    Downgrade............................... 21

ARTICLE 3                  Conditions Precedent............................. 21

         SECTION 3.1  The Act............................................... 21
         SECTION 3.2  Proceedings and Certifications........................ 21
         SECTION 3.3  Certificate........................................... 21
         SECTION 3.4  Corporate Documents................................... 22
         SECTION 3.5  Opinions of Company Counsel........................... 23
         SECTION 3.6  Opinion of Bond Counsel............................... 23
         SECTION 3.7  Executed Documents.................................... 23
         SECTION 3.8  Related Documents..................................... 23
         SECTION 3.9  Bonds................................................. 23
         SECTION 3.10 Other Documents, Etc.................................. 23

ARTICLE 4                  Representations and Warranties................... 24

         SECTION 4.1  Organization; Power; Qualification;
                                    Subsidiaries............................ 24
         SECTION 4.2  Authorization......................................... 24
         SECTION 4.3  Litigation............................................ 25
         SECTION 4.4  No Adverse Change..................................... 25
         SECTION 4.5  No Adverse Fact....................................... 25
         SECTION 4.6  Taxes................................................. 26
         SECTION 4.7  Environmental Matters................................. 26
         SECTION 4.8  Investment Company Act................................ 26
         SECTION 4.9  Historical Information................................ 27
         SECTION 4.10 ERISA................................................. 27


ARTICLE 5                  Covenants........................................ 27

         A.       Affirmative Covenants..................................... 27

         SECTION 5.1  Compliance with Applicable Law........................ 27
         SECTION 5.2  Preservation of Corporate Existence and
                                    Similar Matters......................... 28
         SECTION 5.3  Maintenance of Properties............................. 28
         SECTION 5.4  Payment of Taxes and Claims........................... 28
         SECTION 5.5  Accounting Methods and Financial Records.............. 28
         SECTION 5.6  Insurance............................................. 28
         SECTION 5.7  Visits and Inspections................................ 29
         SECTION 5.8  Compliance With Environmental Laws.................... 29
         SECTION 5.9  Affirmative Covenants and Information to
                                    Be Furnished............................ 30

         B.       Negative Covenants........................................ 32

         SECTION 5.10  Liens................................................ 32
         SECTION 5.11  Debt................................................. 33
         SECTION 5.12  Loans, Advances, Investments and
                                    Contingent Liabilities.................. 34
         SECTION 5.13  Merger and Sale of Assets............................ 35
         SECTION 5.14  ERISA................................................ 36
         SECTION 5.15  Transactions with Affiliates......................... 36
         SECTION 5.16  Amendment of Related Documents....................... 36
         SECTION 5.17  Optional Redemption of Bonds......................... 36

ARTICLE 6                  Further Assurances............................... 37

         SECTION 6.1 Further Assurances..................................... 37

ARTICLE 7                  Events of Default................................ 37

         SECTION 7.1  Events of Default..................................... 37
         SECTION 7.2  Remedies on Default................................... 40

ARTICLE 8                  Miscellaneous.................................... 40

         SECTION 8.1  Payments to the Bank.................................. 40
         SECTION 8.2  Increased Costs....................................... 41
         SECTION 8.3  Set-off; Limitation on Set-off........................ 42
         SECTION 8.4  Obligations Absolute.................................. 44
         SECTION 8.5  Liability of the Bank................................. 45
         SECTION 8.6  Costs, Expenses and Stamp Taxes;
                                    Indemnity............................... 46
         SECTION 8.7  Participants.......................................... 47
         SECTION 8.8  Calculations.......................................... 47
         SECTION 8.9  Extension of Maturity................................. 47
         SECTION 8.10 Successors and Assigns................................ 48
         SECTION 8.11 Modification or Waiver of this Agreement.............. 48
         SECTION 8.12 No Waiver of Rights by the Bank;
                                    Cumulative Rights....................... 48
         SECTION 8.13 Severability.......................................... 49
         SECTION 8.14 Governing Law......................................... 49
         SECTION 8.15 Consent to Jurisdiction............................... 49
         SECTION 8.16 Notices............................................... 49
         SECTION 8.17 Counterparts.......................................... 50
         SECTION 8.18 More Restrictive Agreements........................... 50
         SECTION 8.19 Waiver of Jury Trial.................................. 51




ANNEXES

I        Letter of Credit
II       Opinion of Counsel to the Company

                             REIMBURSEMENT AGREEMENT



         THIS REIMBURSEMENT AGREEMENT, dated as of October 1, 1996, between BIRMINGHAM STEEL CORPORATION, a Delaware corporation (the "Company") and PNC BANK, KENTUCKY, INC. (the "Bank").


                              W I T N E S S E T H:


         WHEREAS, The Industrial Development Board of The City of Memphis County of Shelby, Tennessee (the "Issuer") has caused to be issued and sold, pursuant to its resolution adopted September 18, 1996 (the "Resolution"), $26,000,000 in aggregate principal amount of its Pollution Control Revenue Bonds (Birmingham Steel Corporation Project), Series 1996 (collectively, the "Bonds"), pursuant to a Trust Indenture, dated as of October 1, 1996 (as amended or supplemented from time to time, the "Indenture"), between the Issuer and PNC Bank, Kentucky, Inc. (the "Trustee"), as authorized pursuant to the Act (as hereinafter defined); and

         WHEREAS, the Issuer and the Company have entered into a Loan Agreement (as hereinafter defined) for purposes set forth therein; and

         WHEREAS, the Company has requested the Bank to issue its irrevocable letter of credit, substantially in the form of Annex I hereto (such letter of credit, as amended from time to time, and any substitute or replacement therefor issued by the Bank, shall be referred to herein as the "Letter of Credit") in support of the Company's obligations with respect to the principal of, or the portion of the Purchase Price (as hereinafter defined) corresponding to principal of, and interest on, or the portion of the Purchase Price corresponding to interest on, the Bonds; and

         WHEREAS, the Bank is willing to issue the Letter of Credit on the terms and conditions herein contained;

          NOW, THEREFORE, in consideration of the premises herein contained, and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto agree as follows:


                                    ARTICLE 1

                      Definitions and Rules of Construction

         SECTION 1.1 Definitions. For purposes of this Agreement, the terms set forth in this Article shall have the following meanings:

         "A Drawing" shall mean a drawing under the Letter of Credit resulting from the presentation of a certificate in the form of Exhibit A to the Letter of Credit.

         "Accumulated Funding Deficiency" shall have the meaning ascribed to that term in Section 302 of ERISA.

         "Act" shall mean Tennessee Code Annotated Section 7-53-101 et seq., as amended.

         "Affiliate" shall mean, with respect to any Person, any other Person that, directly or indirectly through one or more intermediaries, controls or is controlled by or is under common control with, such first Person.

         "Agreement" shall mean this Reimbursement Agreement.

         "Authorized Officer" shall mean (i) with respect to the Company, the Chairman, any Vice Chairman, the President, any Vice President, or the Treasurer or any Assistant Treasurer of the Company, or (ii) with respect to the Trustee, any Vice President, Assistant Vice President, Trust Officer or Assistant Trust Officer or any equivalent officer.

         "Bank" shall have the meaning ascribed to that term in the introductory paragraph of this Agreement.

         "B Drawing" shall mean a drawing under the Letter of Credit resulting from the presentation of a certificate in the form of Exhibit B to the Letter of Credit.

          "Bonds" shall have the meaning ascribed to that term in the recitals hereto.

         "Business Day" shall mean any day except Saturday, Sunday or any day which will be, in the Commonwealth of Kentucky or in the jurisdiction in which the principal corporate trust office of the Trustee is located, a legal holiday or a day on which banking corporations are authorized or obligated by law or executive order to close.

         "C Drawing" shall mean a drawing under the Letter of Credit resulting from the presentation of a certificate in the form of Exhibit C to the Letter of Credit.

         "Capitalized Lease Obligations" shall mean all rental obligations that, under GAAP, are required to be capitalized on the books of the Company or any of its Subsidiaries.

         "Code" shall mean the Internal Revenue Code of 1986, as amended, or any corresponding provision of any future laws of the United States of America relating to federal income taxation, and, except as otherwise provided herein or required by the context hereby, shall include interpretations thereof contained or set forth in the applicable regulations of the Department of the Treasury (including final regulations and temporary regulations), the applicable rulings of the Internal Revenue Service and applicable court decisions.

         "Company Obligations" shall mean all Debt, obligations and liabilities of the Company to the Bank incurred under or arising out of or in connection with this Agreement or any of the Related Documents to which the Company is a party.

         "Consolidated Current Debt" shall mean, at any time, all Current Debt of the Company and the Restricted Subsidiaries outstanding at such time (determined after elimination of intercompany items among such Persons).

         "Consolidated Current Maturities" shall mean, at any time, all Current Debt of the Company and the Restricted Subsidiaries outstanding at such time (determined after elimination of intercompany items among such Person), in each case where such Current Debt constitutes a liability payable within one (1) year with respect to the principal amount of indebtedness expressed to mature more than one (1) year from the time such indebtedness shall have been incurred and which, but for the provisions of the parenthetical phrase in clause (a) of the definition of Funded Debt, would constitute Funded Debt.

         "Consolidated Funded Debt" shall mean, at any time, all Funded Debt of the Company and the Restricted Subsidiaries outstanding at such time (determined after elimination of intercompany items among such Persons).

         "Consolidated Interest Expense" shall mean, for any period, all interest charges for such period accrued on or with respect to Consolidated Funded Debt and Consolidated Current Maturities

(including, without limitation, amortization of debt discount and expense and imputed interest on Capitalized Lease Obligations).

         "Consolidated Net Earnings" shall mean, for any period, net earnings (or loss) after income taxes of the Company and the Restricted Subsidiaries, determined on a consolidated basis for such Persons, but excluding:

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

         "Consolidated Net Earnings Before Interest and Taxes" shall mean, for any period, the sum of:

                  (a)      Consolidated Net Earnings for such period, plus

                  (b)      the aggregate amount of

                           (i) taxes imposed on, or measured by, income or
                  excess profits, and

                           (ii)     Consolidated Interest Expense

         (to the extent, and only to the extent, that any such amount was deducted in the computation of Consolidated Net Earnings for such period),

in each case accrued for such period by the Company and the Restricted Subsidiaries, determined on the consolidated basis for such Persons.

         "Consolidated Net Tangible Assets" shall mean, at any time, the result of

                  (a) the gross book value of the assets of the Company and the Restricted Subsidiaries (exclusive of goodwill, patents, trademarks, trade names, organization expense, treasury stock [to the extent reflected in said gross book value], unamortized debt discount and expense and other like tangibles and investments in and loans to Unrestricted Subsidiaries), minus

                  (b) all reserves (including, without limitation, accumulated depreciation) applicable to such assets and all liabilities (including deferred income taxes) other than Funded Debt, capital stock and surplus, all as would be shown on a consolidated balance sheet of such Persons at such time.

         "Consolidated Senior Funded Debt" shall mean, at any time, all Senior Funded Debt of the Company and the Restricted Subsidiaries outstanding at such time (determined after elimination of intercompany items among such Persons).

         "Consolidated Subsidiary" means at any time, with respect to any Person, any Subsidiary or other entity the accounts of which would be consolidated with those of such Person in its consolidated financial statements as of such time.

         "Consolidated Tangible Net Worth" shall mean, at any time, Consolidated Net Tangible Assets at such time minus Consolidated Funded Debt at such time.

         "Contaminant" shall mean any waste, pollutant, hazardous substance, toxic substance, hazardous waste, special waste, industrial substance or waste, petroleum or petroleum-derived substance or waste, or any constituent of any such substance or waste, including any such substance regulated under any Environmental Law.

         "Contract" shall mean any contract, indenture, agreement, lease or debt instrument.

         "Current Assets" shall mean, as at any date of determination, the consolidated current assets of the Company and its Subsidiaries as determined in accordance with GAAP consistently applied.

         "Current Debt" shall mean, at any time, with respect to any
Person:

                  (a) all liabilities for borrowed money and all liabilities secured by any Lien existing on Property owned by such Person whether or not such liabilities have been assumed, that, in either case are payable on demand or within one (1) year from such time, except any such liabilities that are renewable or extendible at the option of such Person to a date more than one (1) year from such time, and

                  (b) its liabilities under Guarantees of obligations described in clause (a) above;

provided that any such liability shall be treated as Funded Debt of such Person, regardless of its terms, if such liability is renewable by such Person pursuant to the terms of a revolving credit or similar agreement effective for more than one year after the date of the creation of such liability, or may be payable out of the proceeds of a similar liability pursuant to the terms of such liability or of any such agreement.

         "Current Liabilities" shall mean, as at any date of determination, the total liabilities of the Company and its Subsidiaries which may properly be classified as current liabilities in accordance with GAAP consistently applied on a consolidated basis, after eliminating all intercompany transactions, but in any event including as current liabilities, without limitation, any portion of Funded Debt outstanding on such date of determination which by its terms or the terms of any instrument or agreement relating thereto matures on demand or within one year from such date (whether by way of any sinking fund, other required prepayment or final payment at maturity) and is not directly or indirectly renewable, extendible or refundable, at the option of the debtor or obligor under an agreement or firm commitment in effect on such date, to a date more than one year from such date.

         "D Drawing" shall mean a drawing under the Letter of Credit resulting from the presentation of a certificate in the form of Exhibit D to the Letter of Credit.

         "Date of Issuance" shall mean the date of issuance and delivery of the Letter of Credit.

         "Drawing" shall mean any A Drawing, B Drawing, C Drawing or D Drawing.

         "Debt" shall mean, with respect to any Person, at any time, without duplication, all Funded Debt and Current Debt of such Person at such time.

         "Default" shall mean an Event of Default or an event which, with notice or lapse of time or both, would become an Event of Default.

         "Default Rate" shall mean a fluctuating interest rate equal to 2% per annum above the Prime Rate in effect from time to time.

         "Effective Date" shall mean October 8, 1996.

         "Environmental Laws" shall mean any and all Federal, national, state, provincial, local or municipal laws, rules, orders, regulations, statutes, ordinances, codes, decrees or requirements of any Governmental Authority relating to pollution or protection of the environment, including without limitation, laws relating to the Release or threatened Release of Contaminants, into the environment (including, without limita-tion, ambient air, surface water, ground water, land surface or subsurface strata) or otherwise relating to the presence, manufacture, processing, distribution, use, treatment, storage, disposal, transport or handling of Contaminants, which such laws include, without limitation, the Comprehensive Environmental Response Compensation and Liability Act, as amended, 42 U.S.C.
ss. 9601 et seq. ("CERCLA"); the Superfund Amendment and Reauthorization Act of 1986, as amended, Public Law 99-499, 100 Stat. 1613 ("SARA"); the Emergency Planning and Community Right to Know Act, as amended, 42 U.S.C. ss. 1101 et seq. ("EPCRKA"); the Resource Conservation and Recovery Act, as amended, 42 U.S.C.
ss. 6901 et seq. ("RCRA"); the Toxic Substances Control Act, as amended, 15 U.S.C. ss. 2601 et seq. ("TSCA"); the Surface Mining Control and Reclamation Act, as amended, 30 U.S.C. ss. 1201 et seq. ("SMCRA"); the Clean Water Act, as amended, (including the
Federal Water Pollution Control Act, as amended), 33 U.S.C.
ss. 1251 et seq. ("CWA"); the Clean Air Act, as amended, 42, U.S.C. ss. 7401 et seq. ("CAA"); the Safe Drinking Water Act, as amended, 42 U.S.C. ss. 300 et seq. ("SDWA"); the Hazardous Materials Transportation Act, as amended, 49 U.S.C. ss. 1802 et seq. ("HMTA"); the Federal Insecticide, Fungicide and Rodenticide Act, as amended, 7 U.S.C. ss. 136 et seq. ("FIFRA"); any regulation promulgated under the foregoing; and any similar state or local statute, regulation or ordinance; and all substitutions therefor.

         "Environmental Liabilities and Costs" shall mean all liabilities, obligations, responsibilities, obligations to conduct Remedial Actions, losses, damages, punitive damages, consequential damages, treble damages, costs and expenses (including, without limitation, all reasonable fees, disbursements and expenses of counsel, expert and consulting fees and costs of investigations and feasibility studies), fines, penalties, and monetary sanctions, interest, direct or indirect, known or unknown, absolute or contingent, past, present or future, resulting from any claim or demand, by any Person, whether based in contract, tort, implied or express warranty, strict liability, criminal or civil statute, including any Environmental Law, arising from on-site environmental, health or safety conditions, or the Release or threatened Release of a Contaminant into the environment, as a result of past, present or future operations of the Company or its Subsidiaries or any previous owners or lessees of any properties.

         "Environmental Lien" shall mean any Lien in favor of any Governmental Authority for Environmental Liabilities and Costs.

         "ERISA" shall mean the Employee Retirement Income Security Act of 1974, as amended from time to time.

         "ERISA Affiliate" shall mean a Person that is under common control with another Person within the meaning of Section 414(b) or (c) of the Code, including but not limited to a Person who is an Affiliate or a Subsidiary of such other Person.

         "Event of  Default"  shall have the  meaning  ascribed  to that term in
Section 7.1.

         "Existing Debt" shall mean Debt issued and outstanding (or committed to be issued and outstanding) on the date of this Agreement to the extent referred to on Schedule 1.1 hereto and, if but only if, immediately after giving effect thereto no Default would exist, any renewals, extensions or refundings thereof, but not any increases in principal amounts thereof or interest rates thereon, except for increases in interest rates upon the occasion of any such renewal, extension or refunding that are commercially reasonable at such time.

         "Fair Market Value" shall mean, at any time, with respect to any Property, the sale value of such Property that would be realized in an arm's-length sale at such time between an informed and willing buyer, and an informed and willing seller, under no compulsion to buy or sell, respectively.

         "Fund" shall mean any of the funds created under and pursuant to the Indenture.

         "Funded Debt" shall mean, at any time, with respect to any Person, without duplication:

                  (a) any obligation, payable more than one year from the date of creation thereof, that is shown on the balance sheet of such Person as a liability (including Capitalized Lease Obligations but excluding current maturities of such obligations, reserves for deferred income taxes and other reserves to the extent that such reserves do not constitute an obligation);

                  (b) indebtedness payable more than one year from the date of creation thereof that is secured by any Lien on Property owned by such Person, whether or not the indebtedness secured thereby shall have been assumed by such Person;

                  (c) guarantees, endorsements (other than endorsements of negotiable instruments for collection in the ordinary course of business) and other contingent liabilities (whether direct or indirect) in connection with the obligations, stock or dividends of another Person;

                  (d) the obligations of such Person under any executory contract providing for the making of loans, advances or capital contributions to any Person other than a Restricted Subsidiary or for the purchase of any Property from any Person, in each case in order to enable such Person to maintain working capital, net worth or any other balance sheet condition or to pay debts, dividends or expenses; provided that upon the making of such loan, advance or capital contribution pursuant to any such obligation, such obligation shall no longer constitute part of Funded Debt;

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

                  (h) the obligations of such Person under any other contract that, in economic effect, is substantially equivalent to a Guarantee; and

                  (i) obligations treated as Funded Debt pursuant to the proviso of the definition of the term "Current Debt" herein.

         "GAAP" shall mean generally accepted accounting principles as in effect from time to time.

         "Governmental Approval" shall mean an authorization, consent, approval, license or exemption of, registration or filing with, or report or notice to, any Governmental Authority.

         "Governmental Authority" shall mean any nation or government, any state or other political subdivision thereof and any entity exercising executive, legislative, judicial, regulatory or administrative functions of or pertaining to government.

         "Hazardous Substance" shall mean any toxic, caustic or otherwise hazardous substance, including, without limitation, petroleum, its derivatives, by-products and other hydrocarbons, whether or not regulated under Federal, State or local environmental statutes, ordinances, rules, regulations, or orders.

          "Indenture" shall have the meaning ascribed to that term in the recitals hereto.

         "Interest Charge Coverage" shall mean, at any time, the ratio of Consolidated Net Earnings Before Interest and Taxes of the Company and its Subsidiaries for the most recently completed four fiscal quarters of the Company to Interest Expense for such period.

         "Interest Component" shall mean that portion of the Stated Amount of the Letter of Credit to be used to pay accrued interest on the Bonds.

         "Interest Expense" for any period shall mean all interest charges (including all imputed and capitalized interest) on all Debt, including amortization of debt discount and expense and imputed interest on Capitalized Lease Obligations.

         "Interest Payment Date" shall have the meaning ascribed to that term in the Indenture.

         "Investments", as applied to any Person, shall mean any direct or indirect purchase or other acquisition by such Person of stock or other securities of any other Person, or any guarantee, endorsement (other than endorsements of negotiable instruments for collection in the ordinary course) and other contingent liabilities (whether direct or indirect) in connection with the stock, dividends or obligations of any Person or any direct or indirect loan, advance (other than advances to employees for moving and travel expenses, drawing accounts and similar expenditures in the ordinary course of business) or capital contribution by such Person to any other Person, including all Debt and accounts receivable from such other Person which are not current assets or did not arise from sales to such other Person in the ordinary course of business, and any direct or indirect purchase or other acquisition by such Person of any assets other than assets used in the ordinary course of business, all as determined in accordance with generally accepted accounting principles.

         "Issuer" shall have the meaning ascribed to that term in the recitals hereto.

         "Lien" shall mean any mortgage, pledge, priority, security interest, encumbrance, deposit arrangement, lien (statutory or otherwise) or charge of any kind (including any agreement to give any of the foregoing, any conditional sale or other title retention agreement, any lease in the nature thereof, and the filing of or agreement to give any financing statement under the Uniform Commercial Code of any jurisdiction or any other type of preferential arrangement for the purpose of, or having the effect of, protecting a creditor against loss or securing the payment or preference of any obligation.

         "Loan Agreement" shall mean that certain Loan Agreement, dated as of October 1, 1996, as amended or supplemented from time to time, between the Company and the Issuer.

         "Materially Adverse Effect" means, (a) with respect to any Person, a materially adverse effect upon such Person's business, assets, liabilities, financial condition, results of operations or business prospects, (b) with respect to a group of Persons "taken as a whole" on, where appropriate, a consolidated basis in accordance with GAAP and (c) with respect to any Contract or any other obligation, a materially adverse effect, as to any party thereto, upon the binding nature, validity or enforceability thereof.

         "Multiemployer Plan" shall mean a Plan which is a multiemployer plan as defined in Section 4001(a)(3) of ERISA.

         "Notice of Extension"  shall have the meaning  ascribed to that term in
Section 2.6.

         "Outstanding" shall have the meaning ascribed to that term in the Indenture.

         "PBGC" shall mean the Pension Benefit Guaranty Corporation.

         "Permitted Investments"shall mean the following investments:

                  (a) direct obligation of the United States of America or obligations guaranteed by the United States of America maturing no later than 365 days from the date of acquisition;

                  (b) repurchase agreements or eurodollar deposits with or certificates of deposit maturing no later than 365 days from the date of acquisition and issued by banks having a combined capital and surplus of over $250,000,000 and rated at least A- by S&P and at least A3 by Moody's Investor Service, Inc.;

                  (c) Investments in Restricted Subsidiaries or Persons that contemporaneously with such Investment become
         Restricted Subsidiaries;

                  (d) Investments in commercial paper issued by corporations incorporated in the United States of America or any state thereof and maturing in 270 days or less and rated at least A-1 by S&P or P-1 by Moody's Investor Service, Inc.;

                  (e) Investments in Property used in the ordinary course of business of the Company and the Restricted
         Subsidiaries; and

                  (f) other Investments so long as after giving effect to such other Investments the aggregate book value of all such other Investments of the Company and the Restricted Subsidiaries at such time does not exceed 30% of Consolidated Net Tangible Assets at such time.

         "Person" shall mean any natural person, corporation, firm, association, government, governmental agency or other entity, whether acting in an individual or fiduciary capacity.

         "Plan" shall mean any pension plan that is covered by Title IV of ERISA and in respect of which a Person or an ERISA Affiliate of such Person is an "employer" as defined in Section 3(5) of ERISA.

         "Preferred Stock" shall mean any class of capital stock of a corporation that is preferred over any other class of capital of such corporation as to the payment of dividends or the payment of any amount upon liquidation or dissolution of such corporation.

         "Prime Rate" the rate publicly announced by the Bank from time to time as its prime rate. The Prime Rate is not tied to any external rate or index and does not necessarily reflect the lowest rate of interest actually charged by the Bank to any particular class or category of customers. If and when the Prime Rate changes, the rate of interest on this Agreement will change automatically without notice to the Company, effective on the date of any such change.

         "Principal Component" shall mean that portion of the Stated Amount of the Letter of Credit to be used to pay the principal amount of the Bonds.

         "Prohibited Transaction" shall mean a transaction which is prohibited under Section 4975 of the Code or Section 406 of ERISA and not exempt under
Section 4975 of the Code or Section 408 of ERISA.

         "Project" shall have the meaning ascribed to that term in the Indenture.

         "Property" shall mean any interest in any kind of property or asset, whether real, personal or mixed, and whether tangible or intangible.

         "Purchase Money Debt" shall mean Debt representing all or any part of (but not more than) the purchase price of any property, and any Debt incurred at the time of or within 30 days prior to or after the acquisition of any property for the purpose of financing all or any part of the purchase price thereof, and, but only if, immediately after giving effect thereto, no Default would exist, any renewals, extensions or refundings thereof, but not any increases in the principal amounts thereof or interest rates thereon, except for increases in interest rates upon the occasion of any such renewal, extension or refunding that are commercially reasonable at such time.

         "Purchase Price" shall have the meaning ascribed to that term in the Indenture.

         "Related Documents" shall mean the Indenture, the Loan Agreement, the Remarketing Agreement, the Placement Agreement dated as of October 1, 1996 by and among the Company, the Issuer and NationsBank, N.A., as placement agent, the Resolution and any other agreement or instrument relating thereto and to the transactions contemplated thereby.

         "Release" shall mean any release, spill, emission, leaking, pumping, injection, deposit, disposal, discharge, disbursal, leeching or migration into the indoor or outdoor environment or into or out of any property owned by the Company or any of its Subsidiaries including the movement of Contaminants through or in the air, soil, surface water, ground water or property.

         "Remaining Years" shall mean, at any time with respect to any Indebtedness, the result obtained by:

                  (a) multiplying the amount of each required payment of principal (including payment at maturity) of such Indebtedness payable after such time by the number of years (calculated to the nearest 1/12) that will elapse between such time and the date such required principal payment is due and

                  (b) calculating the sum with respect to each of such required payments of principal of each of the products obtained in the preceding subsection (a).

         "Remarketing Agent" shall have the meaning ascribed to that term in the Indenture.

         "Remarketing Agreement" shall mean, at any time, the agreement between the Company and the Remarketing Agent with respect to the Bonds, as in effect at such time.

         "Remedial Action" shall mean all actions required to (1) clean up, remove, treat or in any other way adjust Contaminants in the indoor or outdoor environment; (2) prevent the Release or threat of Release or minimize the further Release of Contaminants so that they do not migrate or endanger or threaten to endanger public health or welfare or the indoor or outdoor environment; or (3) perform pre-remedial studies and investigations or post-remedial monitoring and care.

         "Reportable Event" shall mean any of the events set forth in Section 4043(b) of ERISA or the regulations thereunder, except any such event as to which the provision for 30 days' notice to the PBGC is waived under applicable regulations.

         "Resolution" shall have the meaning ascribed to that term in the recitals hereof.

         "Restricted Payment" by any Person shall mean (a) any dividend or other distribution on any shares of such Person's capital stock (other than dividends payable solely in shares of its capital stock), (b) any acquisition of (i) any shares of such Person's capital stock (except shares acquired solely upon the conversion thereof into, other shares of its capital stock), (ii) any security convertible into, or any option, warrant or other right to acquire, shares of such Person's capital stock or (iii) any subordinated Debt of the Company and
(c) any payment on account of the principal of, or interest or premium, if any, on, or any fee or other amount payable with respect to, any subordinated Debt of the Company.

         "Restricted Subsidiary" shall mean, at any time, a corporation,

                  (a) organized under the laws of the United States, Puerto Rico or Canada or a jurisdiction thereof at such time,

                  (b) that conducts substantially all of its business and has substantially all of its Property within the United States, Puerto Rico and Canada at such time and

                  (c) at least 80% (by number of votes) of each class of Voting Stock and of which 100% of all Preferred Stock and other equity Securities of which are legally and beneficially owned by the Company and its Wholly-Owned Restricted Subsidiaries at such time.

         "S&P" shall mean Standard & Poor's Corporation, a corporation organized and existing under the laws of the State of New York, and its successors and assigns.

         "Securities Act" shall mean the Securities Act of 1933, as amended from time to time.

         "Security" shall mean "security" as defined by section 2(1) of the Securities Act.

         "Single Employer Plan" shall mean any Plan which is not a Multiemployer Plan.

         "Stated Amount" shall have the meaning ascribed to that term in the Letter of Credit.

         "Stated Expiration Date" shall have the meaning ascribed to that term in Section 2.6.

         "Subsidiary" when used to determine the relationship of a Person to another Person, shall mean at any time, a corporation of which the Company owns directly or indirectly, more than fifty percent (50%) (by number of votes) of each class of Voting Stock at such time.

         "Taxes" shall have the meaning ascribed to that term in
Section 8.1.

         "Termination Date" shall mean the earlier to occur of (i) October 15, 2000, or (ii) the actual date on which the Letter of Credit is terminated, unless extended pursuant to Section 2.6 hereof; provided, however, if such Termination Date is not a Business Day, the Termination Date shall be the next succeeding Business Day.

         "Termination Event" shall mean (i) a Reportable Event, (ii) the termination of a Single Employer Plan, or the treatment of a Single Employer Plan amendment as a termination of such Plan under Section 4041 of ERISA, or the filing of a notice of intent to terminate a Single Employer Plan, (iii) the institution of proceedings to terminate a Single Employer Plan by the PBGC under
Section 4042 of ERISA, or (iv) the appointment of a trustee to administer any Single Employer Plan.

         "Trustee" shall mean PNC Bank, Kentucky, Inc., as trustee under the Indenture, or any successor trustee appointed pursuant to the Indenture.

         "Unrestricted Subsidiaries" shall mean, at any time, any Subsidiary that has been designated by the Company's Board of Directors as an Unrestricted Subsidiary; provided that at the time of such designation:

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

         "Voting Stock" shall mean capital stock of any class or classes of a corporation the holders of which are ordinarily, in the absence of contingencies, entitled to elect corporate directors (or Persons performing similar functions).

         "Weighted Life to Maturity" shall mean, at any time with respect to any Indebtedness, the number of years obtained by dividing the Remaining Years at such time of such Indebtedness by the principal amount of such Indebtedness.

         "Wholly-Owned Restricted Subsidiary" shall mean, at any time, any Restricted Subsidiary 100% of all of the Indebtedness and equity Securities (except directors' qualifying shares), which are owned by the Company or one of its Wholly-Owned Restricted Subsidiaries.

         SECTION 1.2 Rules of Construction. In this Agreement, the following rules of construction and interpretation shall apply:

                  (a) The terms "herein", "hereof", "hereto", "here-inabove", "hereinbelow", "hereunder", and words of similar import, refer to this Agreement as a whole and not to any particular section, subsection, paragraph, clause or other subdivision hereof, unless otherwise specifically stated.

                  (b) Any headings preceding the text of any article or section of this Agreement, and any table of contents and marginal notes appended hereto, shall be solely for convenience of reference and shall neither constitute a part of this Agreement nor affect its meaning, construction or effect.

                  (c) All accounting terms not specifically defined herein shall be construed in accordance with GAAP, consistently applied, except as otherwise stated herein.

                  (d) In this Agreement, in the computation of a period of time from a specified date to a later specified date, the word "from" shall mean "from and including" and the words "to" and "until" each shall mean "to but excluding".

                  (e) Unless otherwise indicated, all references herein to particular articles or sections are references to articles or sections of this Agreement.

                  (f) All capitalized terms used herein and not otherwise defined shall have the meanings ascribed thereto in the Indenture.

                                    ARTICLE 2

                                Letter of Credit

         SECTION 2.1 Issuance of Letter of Credit. Upon the terms and subject to the conditions herein set forth, the Bank agrees to issue and deliver the Letter of Credit to the Trustee. The Letter of Credit shall expire on or before the Termination Date and shall be in the initial Stated Amount of $26,299,179, of which $26,000,000, the amount specified as the Principal Component, may be drawn thereunder with respect to payment of the unpaid principal amount of the Bonds or the portion of the Purchase Price corresponding to principal thereof, and $299,179, the amount specified as the Interest Component, representing 35 days' interest on the Bonds at the rate of twelve percent (12%) per annum, calculated on the basis of a year of 365 days, may be drawn thereunder with respect to interest accrued on the Bonds or the portion of the Purchase Price corresponding to interest.

         SECTION 2.2 Reimbursement of Drawings Under Letter of Credit. The Company will pay or cause to be paid to the Bank by 3:00 p.m. (Louisville, Kentucky time) on the date of each Drawing a sum equal to the amount of such Drawing. Any such sum not so paid shall bear interest, payable on demand, at a rate per annum equal at all times to the Default Rate.

         SECTION 2.3 Letter of Credit Fees.

                  (a) The Company shall pay to the Bank a fee with respect to the Letter of Credit at a rate equal at all times to .45% per annum of the Stated Amount thereof, based on a 365-day year and the actual number of days elapsed, payable quarterly in advance, on January 1, April 1, July 1, and October 1 of each year, commencing with the first such date to occur after the Date of Issuance (with the first such payment pro rated to the Date of Issuance), and on the Termination Date.

                  (b) The Company will pay to the Bank (i) One Hundred Twenty-Five Dollars ($125) for each Drawing (or such other amount as shall at the time of such Drawing be the charge which the Bank is making for drawings on similar letters of credit), on the date of such Drawing, (ii) Two Hundred Dollars ($200) for each amendment to the Letter of Credit other than extensions of the expiration date or changes requested by the Bank (or such other amount as shall at the time of such amendment be the charge which the Bank is making for amendments to similar letters of credit), on the date of such amendment, and
(iii) Five Hundred Dollars ($500) for every transfer of the Letter of Credit whereby the Letter of Credit is transferred to a successor trustee under the Indenture (or, upon delivery of notice to the Company, such other amount as shall at the time of such transfer be the charge which the Bank is making for transfers of similar letters of credit), on the date of such transfer. For purposes of this paragraph (b) all Drawings, amendments to or transfers of the Letter of Credit occurring on the same day shall be considered as one Drawing, amendment or transfer, as the case may be.

         SECTION 2.4 Reduction of Letter of Credit. The Company shall have the right, at any time, to direct the Trustee to reduce permanently, without premium or penalty, the amount available to be drawn under the Letter of Credit by the amount by which the Stated Amount thereof exceeds the sum of the principal amount of the Bonds Outstanding and interest coverage required by the Remarketing Agreement with the Remarketing Agent.

         SECTION 2.5 Pledge of Tendered Bonds. The Company hereby pledges, assigns, hypothecates and transfers to the Bank all of the Company's right, title and interest in and to all Bonds as delivered from time to time to the Remarketing Agent by the holders thereof with respect to which a B Drawing occurs under the Letter of Credit; and the Company hereby grants to the Bank a first lien on, and security interest in its right, title and interest in and to such Bonds, the interest thereon and all proceeds thereof, as collateral security for the prompt and complete payment when payable from time to time by the Company (by acceleration, at stated maturity or otherwise) of all Company Obligations. The Company has authorized the Remarketing Agent to deliver or cause to be delivered to the Bank or its designated agent, and registered in the name of the Bank, as pledgee, all Bonds with respect to which any B Drawing occurs under the Letter of Credit. Upon the reimbursement of the Bank for the amount of such B Drawing, the Bank shall, or shall cause its agent to release from the pledge and security interest pledged Bonds having an aggregate principal amount equal to the principal portion of such payment and shall promptly deliver such Bonds to the Remarketing Agent if the Bank is reimbursed out of remarketing proceeds or to the Company, or as the Company shall otherwise direct, if the Bank is reimbursed by payment from the Company.

         SECTION 2.6 Extension of the Termination Date. The initial term of the Letter of Credit is stated to expire, subject to earlier termination, on October 15, 2000 (the "Stated Expiration Date"). At any time prior to five (5) months before the Stated Expiration Date, the Company may request the Bank in writing to extend the Stated Expiration Date for a period of time to be negotiated at the time of extension. If the Bank, in its sole discretion, elects to extend the Stated Expiration Date then in effect, it shall deliver to the Trustee not later than 60 days prior to the Stated Expiration Date a Notice of Extension in the form of Exhibit G to the Letter of Credit (herein referred to as a "Notice of Extension") designating the date to which the Stated Expiration Date is being extended. Such extension of the Stated Expiration Date shall be effective on the Business Day following delivery of the Notice of Extension to the Trustee, and thereafter all references in this Agreement to the Stated Expiration Date shall be deemed to be references to the date designated as such in the most recent Notice of Extension delivered to the Trustee. Any date to which the Stated Expiration Date has been extended in accordance with this Section

2.6 may be extended in like manner. Failure of the Bank to deliver a Notice of Extension as herein provided within 60 days after receipt of the Company's request shall constitute an election by the Bank not to extend the Stated Expiration Date. The Bank may determine to extend the Stated Expiration Date of the Letter of Credit in its sole discretion and no course of dealing or other circumstances shall require the Bank to extend the Stated Expiration Date of the Letter of Credit.

         SECTION 2.7 Bank's Undertaking in Event of Rating Downgrade. In the event that, subsequent to the Effective Date, the Bank's credit rating is downgraded by S&P, which results in an increase in the interest rate borne by the Bonds, the Bank shall negotiate in good faith with the Company in an attempt to arrive at a mutually agreeable adjustment in the amount of the fees charged by the Bank pursuant to Section 2.3(a) hereof. In the event the Bank's credit rating from S&P falls to or below BBB+/A-2, the Bank shall cooperate with the Company to facilitate the assignment of the Bank's obligations on the letter of Credit and the assumption thereof by a higher rated bank. Such cooperation shall include the Bank's review of the assignment and assumption document(s) at no charge to the Company by the Bank.


                                    ARTICLE 3

                              Conditions Precedent

         The Bank's obligation hereunder to issue the Letter of Credit is subject to the fulfillment, to the satisfaction of the Bank and its counsel, of each of the following conditions:

         SECTION 3.1 The Act. The Act shall not have been revoked, rescinded, or modified or amended in any material respect adverse to the interests of the Bank or the holders of the Bonds.

         SECTION 3.2 Proceedings and Certifications. The Bank shall have received a copy, certified by an Authorized Officer, of all proceedings taken by the Company authorizing the transactions hereunder and contemplated hereby, including, without limitation, the execution and delivery of this Agreement and all other documents and agreements contemplated hereby, together with such other certifications as to matters of fact as shall reasonably be requested by the Bank or its counsel.

         SECTION 3.3 Certificate. The Bank shall have received a certificate from the Company, dated the Date of Issuance and duly executed by an Authorized Officer, stating that on and as of the date thereof, except as otherwise disclosed to the Bank as of the Date of Issuance:

                  (a) the Company has obtained all Governmental Approvals required under law to authorize the issuance and sale of the Bonds, and the execution, delivery and performance of this Agreement and the Related Documents to which the Company is a party and the consummation of the transactions contemplated thereby, and all of the foregoing remain in full force and effect, and attaching true and correct copies of all such Governmental Approvals;

                  (b) to the best knowledge of the Authorized Officer executing the certificate, no Default, has occurred or would occur after giving effect to the issuance of the Letter of Credit;

                  (c) all representations and warranties of the Company set forth in this Agreement and the Related Documents to which the Company is a party are true and correct;

                  (d) the Company is not in default of its obligations under any of the Related Documents; and

                  (e) except as disclosed to the Bank in writing prior to the date hereof, there is no action, suit, investigation or proceeding pending or, to the best knowledge of the Authorized Officer executing the certificate, threatened (i) in connection with the Bonds or the issuance of the Letter of Credit or any of the other transactions contemplated by this Agreement or the Related Documents, or (ii) against or affecting the Company, the result of which could have a Materially Adverse Effect on the business, financial condition or operations of the Company or the ability of the Company to perform or observe any of its duties, liabilities or obligations hereunder or under any of the Related Documents.

         SECTION 3.4 Corporate Documents. The Bank shall have received the following documents, each dated the Date of Issuance:

                  (a) the Certificate of Incorporation of the Company, as amended and the By-laws of the Company, certified by the Secretary or Assistant Secretary of the Company;

                  (b) a Certificate of the Secretary of State of the jurisdiction of incorporation of the Company as to the good standing of the Company in such jurisdiction;

                  (c) a certificate of the Secretary or Assistant Secretary of the Company certifying the names and true signatures of the officers of the Company authorized to sign this Agreement and the other documents to be delivered by the Company hereunder;

         SECTION 3.5 Opinions of Company Counsel. The Bank shall have received an opinion addressed to it of Smith Gambrell & Russell, counsel to the Company, dated the Date of Issuance, in substantially the form of Annex II hereto.

         SECTION 3.6 Opinion of Bond Counsel. The Bank and Trustee shall have received an opinion of King & Spalding, as Bond Counsel in form and substance satisfactory to the Bank.

         SECTION 3.7 Executed Documents. The Bank shall have received executed copies of each of the following documents:

                  (a)      this Agreement;

                  (b) a certificate of an Authorized Officer of the Company designating the Authorized Company Representatives;

                  (c) such other documents, instruments and certificates as the Bank shall reasonably request.

         SECTION  3.8  Related  Documents.   The  Bank  shall  have  received  a
certificate  of an  Authorized  Officer of the Company  stating  that no Related
Document: (i) has been, and is proposed to be, modified, amended, supplemented, waived or rescinded, except as otherwise disclosed to the Bank; (ii) is not in full force and effect on and as of the date hereof; and (iii) is in default nor has such default occurred.

         SECTION 3.9 Bonds. The Bank shall have received satisfactory evidence that the Bonds have been duly and validly executed, issued and delivered in accordance with the Indenture, and continue to be validly outstanding tax-exempt obligations of the Company, which evidence may be in the form of written certification by an Authorized Officer.

         SECTION 3.10 Other Documents, Etc. The Bank shall have received such other documents, certificates and opinions as the Bank or its counsel may reasonably request and all matters relating to this Agreement and the Bonds shall be satisfactory to the Bank.

                                    ARTICLE 4

                         Representations and Warranties

         In order to induce the Bank to enter into and perform this Agreement, including, without limitation, to issue the Letter of Credit, the Company hereby represents and warrants to the Bank, which representations and warranties shall be deemed to be repeated on and as of the date of each Drawing (except that the representations and warranties set forth in (i) Section 4.4 shall be deemed to refer to the date of the then most recent audited financial statements of the Company delivered to the Bank and (ii) Section 4.3 shall be deemed to include an exception for any litigation described in written disclosure by the Company to the Bank) as follows:

         SECTION 4.1 Organization; Power; Qualification; Subsidiaries. The Company and each of its Subsidiaries are corporations duly organized, validly existing and in good standing under the laws of their respective jurisdictions of incorporation, have the corporate power and authority to own their respective properties and to carry on their respective businesses as now being and hereafter proposed to be conducted and are duly qualified and are in good standing as foreign corporations, and authorized to do business, in each jurisdiction in which the character of their respective properties or the nature of their respective businesses requires such qualification or authorization, except for qualifications and authorizations the lack of which, singly or in the aggregate, has not had and will not, have a Materially Adverse Effect upon the Company and its Subsidiaries taken as a whole.

         SECTION 4.2 Authorization. The Company has the corporate power, and has taken all necessary corporate (including stockholder, if necessary) action to authorize it, to execute, deliver and perform this Agreement and each Related Document to which it is a party in accordance with their respective terms. This Agreement and each Related Document to which the Company is a party have been duly executed and delivered by the Company and constitute legal, valid and binding obligations of the Company enforceable in accordance with their respective terms. The execution, delivery and performance by the Company of the Agreement and each Related Document to which the Company is a party do not and will not (a) require any Governmental Approval, or any consent or approval of the stockholders of the Company or of any of its Subsidiaries, that has not been obtained and is not listed on, and a copy of which (certified in the case of Governmental Approvals) is not attached to, Schedule 4.2, (b) violate or conflict with, result in a breach of, or constitute a default under, (i) any Contract to which the Company or any of its Subsidiaries is a party or by which any of them or any of their respective properties may be bound or (ii) any applicable law or (c) result in or require the creation of any Lien upon any assets of the Company or any of its Subsidiaries.

         SECTION 4.3 Litigation. Except as set forth on Schedule 4.3, there are not, in any court or before any arbitrator of any kind or before or by any governmental or non-governmental body, any actions, suits or proceedings, pending or threatened (nor, to the knowledge of the Company, is there any basis therefor) against or in any other way relating to or affecting (a) the Company or any of its Subsidiaries or the business or any property of the Company or any such Subsidiary, except actions, suits or proceedings that would not, if adversely determined, singly or in the aggregate with all other such actions, suits or proceedings involving the same facts or subject matter, if similarly determined, have a Materially Adverse Effect on the Company and its Subsidiaries taken as a whole, or (b) this Agreement or any Related Document.

         SECTION 4.4 No Adverse Change. Since June 30, 1996, no material adverse change in the business, assets, liabilities, financial condition, results of operations or business prospects of the Company or any of its Subsidiaries has occurred, and no event has occurred or failed to occur, which adverse change, event or failure has had or may have, either alone or in conjunction with all other such adverse changes, events and failures, a Materially Adverse Effect on the Company and its Subsidiaries taken as a whole or on this Agreement or any Related Document.

         SECTION 4.5 No Adverse Fact. No fact or circumstance is known to the Company, as of the date of this Agreement, which, either alone or in conjunction with all other such related facts and circumstances, has had or may have (so far as the Company can reasonably foresee) a Materially Adverse Effect upon the Company and its Subsidiaries taken as a whole or on this Agreement which has not been reflected or provided for in the financial statements referred to in
Section 5.9 or disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996. If a fact or circumstance reflected or provided for in such financial statements or if an action, suit or proceeding disclosed in Schedule 4.3, should in the future have a

Materially Adverse Effect upon the Company and its Subsidiaries taken as a whole, or upon this Agreement, such Materially Adverse Effect shall be a change or event subject to Section 4.4 notwithstanding such disclosure.

         SECTION 4.6 Taxes. To the best of Company's knowledge, all tax returns of the Company and its Subsidiaries required by applicable law to be filed have been duly filed, and all taxes upon the Company or its Subsidiaries or any of its or their assets, revenues, income or profits which are due and payable have been paid, except any such tax (a) payment of which the Company or such Subsidiary is contesting in good faith by appropriate proceedings and for which adequate reserves have been provided on the appropriate books or (b) the non-payment of which will not have a Materially Adverse Effect on the Company and its Subsidiaries taken as a whole.

         SECTION 4.7 Environmental Matters. Except as disclosed on Schedule 4.7, the Company and its Subsidiaries, and the plants and sites of each, have complied with all Environmental Laws, except in any such case, where such failure to comply would not result in a Materially Adverse Effect on the business, financial condition or results of operations of the Company and its Subsidiaries, taken as a whole. Without limiting the generality of the preceding sentence, neither the Company nor any of its Subsidiaries has received notice of or has actual knowledge of any actual, claimed or asserted failure so to comply that alone or together with any other such failure is material and would result in a Materially Adverse Effect on the business, financial condition or results of operations of the Company and its Subsidiaries, taken as a whole. Neither the Company nor any of its Subsidiaries, nor their plants or other sites manage, generate or Release, or, during their respective periods of use, ownership, occupancy or operation by the Company or its Subsidiaries, have managed, generated or Released, any Hazardous Substances in material violation of or in a manner that would result in liability under any Environmental Laws, except where such noncompliance or liability would not result in a Materially Adverse Effect on the business, financial condition or results of operations of the Company and its Subsidiaries, taken as a whole.

         SECTION 4.8 Investment Company Act. The Company is not an "investment company", or a company "controlled by an investment company" within the meaning of the Investment Company Act of 1940, as amended.

         SECTION 4.9  Historical Information.  The financial
statements listed on Schedule 4.9 are complete and correct in all material respects and present fairly, in accordance with GAAP consistently applied throughout the periods involved (except as noted therein), the consolidated financial position of the Company and its Consolidated Subsidiaries as at their respective dates and the consolidated results of operations, retained earnings and the changes in financial position of the Company and its Consolidated Subsidiaries for the respective periods to which such statements relate. Except as disclosed or reflected in such financial statements, as of June 30, 1996, to the knowledge of the Company, neither the Company nor any of its Subsidiaries had any liabilities, contingent or otherwise, and there were no unrealized or anticipated losses of the Company or any of its Subsidiaries, which, singly or in the aggregate, have had or will have a Materially Adverse Effect on the Company and its Subsidiaries taken as a whole.

         SECTION 4.10 ERISA. No Accumulated Funding Deficiency, whether or not waived, exists with respect to any Plan (other than a Multiemployer Plan). No liability to the PBGC has been or is expected by the Company to be incurred with respect to any Plan (other than a Multiemployer Plan) by the Company or any of its Subsidiaries which has or may have a Materially Adverse Effect on the Company and its Subsidiaries taken as a whole. Neither the Company nor any of its Subsidiaries has incurred or presently expects to incur any withdrawal liability under Title IV of ERISA with respect to any Multiemployer Plan which has or may have a Materially Adverse Effect on the Company and its Subsidiaries as a whole. The execution and delivery of this Agreement will not involve any transaction which is subject to the prohibitions of section 406 of ERISA or in connection with which a tax could be imposed pursuant to Section 4975 of the Code.

                                    ARTICLE 5

                                    Covenants

         A. Affirmative Covenants. As long as this Agreement is in effect, the Letter of Credit is outstanding, and until all amounts payable hereunder or thereunder are indefeasibly paid in full, the Company will perform and observe the covenants set forth below:

         SECTION 5.1 Compliance with Applicable Law. Comply with the requirements of all applicable laws, noncompliance with which would have a Materially Adverse Effect on the Company and its Subsidiaries taken as a whole, except insofar and so long as compliance with or the applicability of such requirements is being contested in good faith by appropriate proceedings.

         SECTION 5.2 Preservation of Corporate Existence and Similar Matters. Preserve and maintain its corporate existence and qualify and remain qualified as a foreign corporation authorized to do business in each jurisdiction in which the character of its principal properties requires such qualification or authorization and in which the failure to qualify, together with all other failures to qualify, would have a Materially Adverse Effect on the Company and its Subsidiaries taken as a whole; and preserve and maintain those of its rights, franchises and privileges, the loss of which would have a Materially Adverse Effect on the Company and its Subsidiaries taken as a whole.

         SECTION 5.3 Maintenance of Properties. Maintain or cause to be maintained in good repair, working order and condition all material properties used or useful in its business (whether owned or held under lease), and from time to time make or cause to be made all needed and appropriate repairs, renewals, replacements, additions, betterments and improvements thereto, so that the business carried on in connection therewith may be properly and advantageously conducted at all times.

         SECTION 5.4 Payment of Taxes and Claims. Pay and discharge all taxes imposed upon it or upon its income or profits or upon any properties belonging to it, prior to the date on which penalties attach thereto, and all lawful claims for labor, materials and supplies which, if unpaid, might become a lien or charge upon any properties of the Company or any of its Subsidiaries; except that nothing in this Section 5.4 shall require any such tax or claim to be paid which is being contested in good faith by appropriate proceedings and for which adequate reserves shall have been set aside on the appropriate books.

         SECTION 5.5 Accounting Methods and Financial Records. Maintain a system of accounting, providing for true and complete entries of all transactions and true and complete books, records and accounts, as may be required or necessary to permit the preparation of financial statements in accordance GAAP.

         SECTION 5.6 Insurance. Will and will cause each of its Subsidiaries to, maintain, with responsible insurers, insurance with respect to their respective properties and business against such casualties and contingencies (including, but not limited to, public liability, larceny, embezzlement or other criminal misappropriation) and in such amounts as is customary in the case of similarly situated corporations engaged in the same or similar businesses, in conjunction with the delivery of the financial statements under
Section 5.9(b), the Company will deliver a certificate of an Authorized Officer specifying the details of such insurance in effect. Notwithstanding the foregoing, the Company and its Subsidiaries may, to the extent permitted by law, establish and responsibly maintain a sound system of self-insurance against liabilities for employee health benefits and personal injuries and property damage, provided that the Company will maintain adequate reserves with respect thereto and, at all times, the Company will maintain an amount of excess insurance to cover casualties and contingencies greater than such reserves.

         SECTION 5.7 Visits and Inspections. Permit representatives (whether or not officers or employees) of the Bank, from time to time, as often as may be reasonably requested, but only during normal business hours, to (a) visit and inspect any properties of the Company and its Subsidiaries, (b) inspect and make extracts from their books and records, including but not limited to management letters prepared by the Company's independent accountants, and (c) discuss with their principal officers, their respective businesses, assets, liabilities, financial conditions, results of operations and business prospects.

         SECTION 5.8 Compliance With Environmental Laws. Will, and will cause each of its Subsidiaries to, comply in a timely fashion with, or operate pursuant to valid waivers of, the provisions of all Environmental Laws together with any other applicable requirements for conducting, on a timely basis, periodic tests and monitoring for contamination of ground water, surface water, air and land and for biological toxicity of the aforesaid, and diligently comply with all Environmental Laws (except to the extent any regulations are waived by appropriate Governmental Authorities), except where the failure to do so would not have a Materially Adverse Effect on the business, operations or financial condition of the Company and its Subsidiaries taken as a whole. The Company agrees to indemnify and hold the Bank and each of its officers, directors, agents and employees harmless from and against any loss, liability, claim, damage or expense that any of them may incur or suffer: (a) as a result of a breach by the Company or any of its Subsidiaries, as the case may be, of this covenant, or (b) by reason of or in connection with any violation or alleged violation by the Company of any Environmental Law. The Company shall not be deemed to have breached or violated this Section 5.8 if the Company or any
Subsidiary of the Company is challenging in good faith by appropriate proceedings diligently pursued the application or enforcement of such Environmental Laws for which adequate reserves have been established in accordance with GAAP.

         SECTION 5.9 Affirmative Covenants and Information to Be Furnished. As long as this Agreement is in effect, the Letter of Credit is outstanding, and until all amounts payable hereunder or thereunder are indefeasibly paid in full, the Company shall, unless the Bank shall otherwise consent in writing, deliver to the Bank:

                  (a) Quarterly Financial Statements. Within 50 days after the close of each of the first three quarterly accounting periods in each fiscal year of the Company, a consolidated balance sheet of the Company and its Consolidated Subsidiaries as at the end of such quarterly period and the related consolidated statements of income, retained earnings and changes in financial position of the Company and its Consolidated Subsidiaries for the elapsed portion of the fiscal year ended with the last day of such quarterly period, each of which shall be accompanied by a certificate of the chief financial officer or controller of the Company in the form of Schedule 4.9.

                  (b) Year-End Financial Statements; No Default Certificate. Within 95 days after the end of each fiscal year of the Company, a consolidated balance sheet of the Company and its Consolidated
         Subsidiaries  as at  the  end of  such  fiscal  year  and  the  related consolidated statements of income, retained earnings and changes in financial position of the Company and the Consolidated Subsidiaries for such fiscal year, setting forth in comparative form the figures as at the end of and for the previous fiscal year, in each case certified by independent certified public accountants of recognized national standing selected by the Company and approved by the Bank. Together with such financial statements, the Company shall deliver a certificate of such accountant addressed to the Bank (A) stating that (1) the Company is authorized to deliver such financial statements and their certifications thereof to the Bank pursuant to this Agreement and (2) they have caused this Agreement to be reviewed and that, in making the examination necessary for the certification of such financial statements, nothing has come to their attention to lead them to believe that any Default exists and, in particular, they have no knowledge of any Default under the provisions of Article 5 or, if such is not the case, specifying such Default and its nature, when it occurred and whether it is continuing and (B) having attached the calculations required to establish whether or not the Company and its Consolidated Subsidiaries were in compliance with the financial covenants contained herein.

                  (c)      Additional Materials.

                           (i) Reports and Filings. As soon as practicable, copies of all such financial statements and reports as the Company shall send to its stockholders and of all registration statements and all regular or periodic reports which the
                  Company shall file, or may be required to file, with the Securities and Exchange Commission or any successor commission.

                           (ii) Requested Materials. From time to time and promptly upon request of the Bank, such data, certificates, reports, statements, opinions of counsel, documents or further information regarding this Agreement, or the business, assets, liabilities, financial condition, results of operations or business prospects of the Company and its Subsidiaries as the Bank may reasonably request.

                  (d) Notice of Defaults, Litigation and Other Matters. Promptly after the Company becomes aware thereof: (i) any Default; (ii) the commencement of any actions, suits or proceedings or investigations in any court or before any arbitrator of any kind or by or before any governmental or non-governmental body against or in any other way relating adversely to, or affecting, the Company or any of its Subsidiaries or any of their respective businesses or properties, that might, if adversely determined, singly or in the aggregate with all other such actions, suits or proceedings involving the same facts or subject matter, if similarly determined, have a Materially Adverse Effect on the Company and its Subsidiaries taken as a whole or on this Agreement or any Related Document; (iii) any amendment of the certificate of incorporation or by-laws of the Company; and (iv) notice of any violation or alleged violation of any Environmental Laws which could have a Materially Adverse Effect on the Company and its Subsidiaries taken as a whole or on this Agreement or any Related Document.

                  (e) Future Information. All data, certificates, reports, statements, opinions of counsel, documents and other information furnished to the Bank pursuant to any provision of this Agreement or in connection with or pursuant to any amendment or modification of, or waiver under, this Agreement, shall, at the time the same are so furnished, but in the case of information dated as of a prior date, as of such date, (x) be complete and correct in all material respects, (y) not contain any untrue statement of a material fact, and (z) not omit to state a fact necessary in order to make the statements contained therein not misleading in any material respect, and the furnishing of the same to the Bank shall constitute a representation and warranty by the Company made on the date the same are furnished to the Bank to the effect specified in clauses (x), (y) and (z).

         B. Negative Covenants. As long as this Agreement is in effect, the Letter of Credit is outstanding, and until all amounts payable hereunder or thereunder are indefeasibly paid in full, unless the Bank shall otherwise consent in writing:

                  (a) Minimum Consolidated Tangible Net Worth: Minimum Consolidated Tangible Net Worth at the end of each fiscal quarter of the Company, shall be at least the sum of:

                           (i)      $315,000,000 plus

                           (ii) the sum of the  "Quarterly  Net  Worth  Increase
                  Amounts" for all fiscal quarters ended after September 30, 1995. Quarterly Net Worth Increase Amount means, for any fiscal quarter of the Company, the greater of:

                                    a.  50% of Consolidated Net Earnings before
                                        interest and taxes for such fiscal
                                        quarter, and

                                    b.  $-0-.

                  (b)  Consolidated  Net  Earnings.  Consolidated  Net  Earnings
         Before   Interest  and  Taxes  for  the  Company  and  its   Restricted
         Subsidiaries to Consolidated Interest Expense (both determined on a trailing four quarter basis) shall be at least 1.75 to 1.00.

         SECTION 5.10 Liens. The Company shall not, and shall not permit any Subsidiary to, create, assume or suffer to exist any Lien upon any of its property or assets, whether now owned or hereafter acquired, except:

                  (a) Liens for taxes (including ad valorem and property taxes) not yet due or which are being actively contested in good faith by appropriate proceedings;

                  (b) Liens in existence on the date of this Agreement to the extent set forth on Schedule 5.10 hereto, but only, in the case of each Lien, to the extent it secures Existing
         Debt;

                  (c) other Liens incidental to the conduct of its business or the ownership of its property and assets including pledges or deposits in connection with workers' compensation and social security taxes, assessments and charges, provided that such Liens were not incurred in connection with the borrowing of money or the obtaining of advances or credit or do not otherwise materially detract from the value of its property or assets or materially impair the use thereof in the operation of its business;

                  (d) Liens on property or assets of a Subsidiary of the Company to secure obligations of such Subsidiary to the Company or another Subsidiary of the Company;

                  (e)      Liens securing Secured Debt permitted under
         Section 5.11 hereof;

                  (f) Any common law right of setoff or banker's lien arising in connection with ordinary course of business deposit arrangements maintained by the Company or its Subsidiaries with its banks and banking institutions and with any lender of indebtedness to the Company that is defined hereunder as Funded Debt if the Company Obligations are equally and ratably secured thereby; and

                  (g) the aggregate amount of all Debt and other obligations secured by liens may be in the maximum amount of 15% of Consolidated Net Tangible Assets.

         SECTION 5.11 Debt. The Company shall not, and shall not permit any Subsidiary to, create, incur, assume or suffer to exist any Funded Debt or Current Debt or guarantee or otherwise becomes contingently liable in connection with the obligations, stock or dividends of any Person, except:

                  (a)      the Debt incurred under this Agreement;

                  (b) Debt represented by endorsement of negotiable instruments for collection in the ordinary course of business;

                  (c) other Funded Debt of the Company other than Funded Debt owing by the Company to any Subsidiary of the Company;

                  (d) Debt of any Subsidiary of the Company owing to the Company or any other Subsidiary of the Company;

                  (e) Secured Funded Debt of a Subsidiary; provided, however, that the principal amount of such Secured Funded Debt shall at no time exceed 100% of the fair market value of the property securing such Debt and the Lien created to secure such Debt shall be confined to the item or items of property leased or acquired in connection with such financing;

                  (f)      Existing Debt;

                  (g) Funded Debt in connection with the issuance of letters of credit in favor of a surety or insurance company in connection with the workmen's compensation self-insurance program of such entity; and

                  (h) Secured Current Debt representing the current maturity of secured Funded Debt permitted to be outstanding hereunder.

                  (i) Consolidated Funded Debt to Consolidated Net Tangible Assets for the Company and its Restricted
         Subsidiaries shall not exceed .6 to 1.0.

         SECTION 5.12 Loans, Advances, Investments and Contingent Liabilities. The Company shall not, and shall not permit any Subsidiary to, make or permit to remain outstanding any loan or advance to, or guarantee, endorse or otherwise be or become contingently liable, directly or indirectly, in connection with the obligations, stock or dividends of, or own, purchase or acquire any stock, obligations or securities of, or any other interest in, or make any capital contribution to, any Person, except that the Company or any Subsidiary may:

                  (a) make or permit to remain outstanding loans or advances to any Subsidiary of the Company;

                  (b) own, purchase or acquire stock, obligations or securities of a Subsidiary of the Company or of a corporation which immediately after such purchase or acquisition will be a Subsidiary of the Company;

                  (c) acquire and own stock, obligations or securities received in settlement of debts (created in the ordinary course of business) owing to the Company or any Subsidiary of the Company;

                  (d) own, purchase or acquire (a) prime commercial paper (rated A2 or better by S&P or P2 or better by Moody's Investors Service, Inc.) and certificates of deposit in United States commercial banks (having capital reserves in excess of $100,000,000) having a term of one year or less, (b) direct obligations of the United States Government or any agency thereof, and obligations guaranteed by the United States
         Government, each having a term of one year or less, (c) readily marketable shares in mutual funds managed by managers of recognized standing and investing solely in the foregoing investments or in readily marketable corporate debt securities rated A or better by S&P and (d) repurchase agreements of United States commercial banks having capital reserves in excess of $100,000,000 having terms of one year or less; and

                  (e) create or permit to remain outstanding contingent liabilities arising out of a letter of credit in favor of a surety or insurance company in connection with the workmen's compensation self-insurance program of such entity; provided, however, that the aggregate amount of all such contingent liabilities is permitted under
         Section 5.11(g).

         SECTION 5.13 Merger and Sale of Assets. The Company shall not, and shall not permit any of its Subsidiaries to, merge, consolidate or exchange shares with any other Person, sell, lease, transfer or otherwise dispose of any of its assets (in the ordinary course of business or otherwise) to any Person for a consideration which is materially less than the fair value (as valued in good faith by the Company) of such assets at the time of the disposition, or sell, lease, transfer or otherwise dispose of (whether for fair value or otherwise) assets of the Company and/or any of its Subsidiaries except that:

                  (a) any Subsidiary of the Company may merge or consolidate with the Company (provided that the Company shall be the continuing or surviving corporation) or with any one or more other Subsidiaries of the Company;

                  (b) any Subsidiary may sell, lease, transfer or otherwise dispose of any of its assets to the Company or another Subsidiary of the Company;

                  (c) the Company may merge with any other corporation so long as the Company shall be the continuing or surviving corporation and the Company, as the continuing or surviving corporation, shall not, immediately after such merger, be in Default under this Agreement;

                  (d) the Company may merge into any solvent corporation organized under the laws of the United States or any state thereof that expressly assumes in writing the obligations of the Company hereunder pursuant to an instrument in form and substance satisfactory to the Bank and the surviving corporation shall not, immediately after such merger, be in Default under this Agreement.

         SECTION 5.14 ERISA. The Company shall not, nor permit any of its Subsidiaries to:

                  (i) terminate or withdraw from any Plan (other than a Multiemployer Plan) so as to result in any material liability to the PBGC;

                  (ii) engage in or permit any Person to engage in any Prohibited Transaction involving any Plan (other than a Multiemployer
         Plan) which would subject the Company or any Subsidiary of the Company to any material tax, penalty or other liability;

                  (iii) incur or suffer to exist any material accumulated funding deficiency (as defined in Section 302 of ERISA and Section 412 of the Code), whether or not waived, involving any Plan; or

                  (iv) allow or suffer to exist any risk or condition, which presents a material risk of incurring a material liability to the PBGC.

         SECTION 5.15 Transactions with Affiliates. The Company shall not effect any transaction with any Affiliate on a basis less favorable to the Company or such Subsidiary than would be the case if such transaction had been effected with a Person not an Affiliate, except that this Section 5.15 shall not apply to transactions that are not material in nature or amount.

         SECTION 5.16 Amendment of Related Documents. The Company shall not enter into or consent to any amendment of, or accept the benefit of any waiver of any provision of, any Related Document.

         SECTION 5.17 Optional Redemption of Bonds. The Company shall not direct the Issuer or the Trustee to call Bonds for optional redemption pursuant to
Section 4.1(a) or (c) of the Indenture unless, prior to such direction, the Bank shall either: (a) have received written evidence from the Company satisfactory to the Bank that the Company has sufficient funds to reimburse the Bank for all Drawings on the Letter of Credit which may be made in connection with such optional redemption, or (b) the Bank has otherwise consented in writing to such optional redemption.

                                    ARTICLE 6

                               Further Assurances

         SECTION 6.1 Further Assurances. The Company agrees that it shall take all such further actions and execute all such further instruments, certificates and other documents, as the Bank shall reasonably request, in order to effect the intents and purposes of the transactions contemplated by this Agreement.

                                    ARTICLE 7

                                Events of Default

         SECTION 7.1 Events of Default. The occurrence of any of the following events shall constitute an "Event of Default":

                  (a) the Company shall not make any payment of any amount under this Agreement when due;

                  (b) any representation or warranty made, or deemed to have been made as expressly provided in this Agreement, by the Company in this Agreement, or any of the Related Documents to which it is a party, or by any of its officers in any certificate, agreement, instrument or statement contemplated by or made or delivered pursuant to or in connection herewith or therewith shall prove to have been incorrect in any material respect when made or when deemed made;

                  (c) (i) any "Event of Default" under the Indenture shall have occurred, or (ii) any event of default has occurred and is continuing under the Loan Agreement;

                  (d) the Company shall fail to perform or observe any term, covenant or agreement set forth in sections 5.10, 5.11, 5.12, 5.13, 5.16 or 5.17;

                  (e) the Company shall fail to perform or observe any other term, covenant or agreement (other than one described in any other paragraph of this Section 7.1) contained in this Agreement, the Bonds or the Related Documents on its part to be performed or observed, and any such failure shall remain unremedied for thirty (30) days after written notice thereof shall have been given to the Company by the Bank; Provided, however, if the Company shall commence to cure such failure in a manner satisfactory to the Bank, and such failure cannot be fully effected within the 30-day period established above, such event shall not be considered an Event of Default so long as the Company continues to take reasonable steps toward rectifying such failure;

                  (f) the Company or any of its Subsidiaries shall fail to pay, in accordance with its terms and when due and payable, an amount that, when aggregated with all other such amounts, is equal to or greater than $25,000,000, or the maturity of any Debt equal to or greater than $25,000,000, shall have been accelerated in accordance with the provisions thereof, or any Debt equal to or greater than $25,000,000, shall have been required to be prepaid prior to the stated maturity thereof, or any event shall have occurred and be continuing which, with the passage of time or the giving of notice or both, would permit any holder or holders of such Debt, any trustee or agent acting on behalf of such holder or holders or any other Person to so accelerate such maturity;

                  (g) the Company or any of its Subsidiaries shall make an assignment for the benefit of creditors, file a petition in bankruptcy, be unable generally to pay its debts as they become due, or be adjudicated insolvent or bankrupt or there shall be entered any order or decree granting relief in any voluntary or involuntary case commenced by or against the Company or any of its Subsidiaries under any applicable bankruptcy, insolvency or other similar law now or hereafter in effect, or the Company or any of its Subsidiaries shall petition or apply to any court or administrative body for the appointment of any receiver, trustee, liquidator, assignee, custodian, sequestrator (or other similar official) of the Company or any Subsidiary or of any substantial part of the properties of the Company or its Subsidiaries, or shall commence any proceeding in a court of law for a reorganization, readjustment of debt, dissolution, liquidation, assignment or other similar procedure under the laws or statutes of any jurisdiction, whether now or, hereafter in effect, or there shall be commenced against the Company or any of its Subsidiaries any such proceeding in a court of law which remains undismissed or not discharged, vacated or stayed within sixty (60) days after commencement, or the Company or any of its Subsidiaries by any act shall indicate its consent to, approval of or acquiescence in any of the foregoing or take any action for the purpose of effecting any of the foregoing;

                  (h) a ruling, assessment, notice of deficiency or technical advice by the Internal Revenue Service shall be rendered to the effect that interest on the Bonds is includable in the gross income of the holder(s) or owner(s) of the Bonds and either (A) the Company, after it has been notified by the Internal Revenue Service, shall not challenge such ruling, assessment, notice or advice in a court of law during the period within which such challenge is permitted or (B) the Company shall challenge such ruling, assessment, notice or advice and a court of law shall make a determination, not subject to appeal or review by another court of law, that such ruling, assessment, notice or advice is correctly rendered;

                  (i) (i) a Termination Event with respect to a Plan shall occur, (ii) any Person shall engage in any Prohibited Transaction involving any Plan, (iii) an Accumulated Funding Deficiency, whether or not waived, shall exist with respect to any Plan, (iv) the Company or any ERISA Affiliate shall be in "default" (as defined in Section 4219(c)(5) of ERISA) with respect to payments due to a Multiemployer Plan resulting from the Company's or such Affiliate's complete or partial withdrawal (as described in Section 4203 or 4205 of ERISA) from such Plan, or (v) any other event or condition shall occur or exist with respect to a Single Employer Plan, which event or condition referred to in any of the clauses (i) through (v), together with all such other events or conditions at the time existing, would subject the Company or any of its Subsidiaries to any Tax, penalty, Debt or Liability which has not been adequately provided or reserved for by the Company or such Subsidiary and which, alone or in the aggregate, would have a Materially Adverse Effect on the Company and its Subsidiaries taken as a whole; or

                  (j) Any material provision of this Agreement, or of any of the Related Documents, shall at any time for any reason cease to be valid and binding in accordance with its terms on the Company or shall be declared to be null and void, or the validity or enforceability thereof shall be contested by or on behalf of the Company or a proceeding shall be commenced by or on behalf of the Company seeking to establish the invalidity or unenforceability thereof, or the Company shall deny that it has any or further liability or obligation under this Agreement or under any of the Related Documents.

         Notwithstanding the provisions of Section 7.2 to the contrary, upon the occurrence of any Event of Default described in paragraph (g) of this Section 7.1, the Bank shall automatically be deemed to have given the notice and made the declaration set forth in paragraph (a) and to have given the direction set forth in paragraph (b) of Section 7.2.

         SECTION 7.2 Remedies on Default. Upon the occurrence of an Event of Default, the Bank may:

                  (a) upon notice to the Company declare all sums payable to it by the Company hereunder to be immediately due and payable, whereupon the same shall become immediately due and payable without demand, presentment, protest or further notice of any kind, all of which are hereby expressly waived;

                  (b) by notice to the Trustee inform the Trustee of an Event of Default under this Agreement and inform the Trustee of its obligation to accelerate the Bonds in accordance with Section 7.03 of the Indenture; and/or

                  (c) pursue any other remedy available to the Bank under this Agreement, at law or in equity.

                                    ARTICLE 8

                                  Miscellaneous

         SECTION 8.1 Payments to the Bank.

                  (a) All payments to the Bank hereunder shall be made without set-off or counterclaim in lawful currency of the United States and in immediately available funds at the Bank's office and in accordance with the instructions specified opposite the Bank's name on the signature page of this Agreement, or by such other method as the Bank may specify in writing, not later than 4:00 p.m., Louisville, Kentucky time, on the due date thereof.

                  (b) All payments to the Bank hereunder shall be made free and clear of any and all present and future taxes, levies, imports, duties, deductions, withholdings, fees, liabilities and similar charges ("Taxes"), unless any Taxes are required by law to be withheld or deducted. If, as a result of any change in applicable law or regulations or in the interpretation thereof by any governmental authority charged with the administration thereof, or the introduction of any law or regulation, any Taxes are required to be withheld or deducted from any amount payable to the Bank hereunder, the amount payable will be increased to the amount which, after deduction from such increased amount of all Taxes required to be withheld or deducted therefrom, will yield to the Bank the amount stated to be payable hereunder. Notwithstanding the foregoing, the Company shall not be required to pay any increased amounts pursuant to this paragraph (b) on account of Taxes measured by or based upon the overall net income of the Bank. The Bank shall give notice to the Company of the imposition of any Taxes, provided any failure to give such notice shall not relieve the Company of its obligations under this Section 8.1. The Company will execute and deliver to the Bank at its request such further instruments as may be necessary or desirable to give full force and effect to any such increase. The Company will, upon the request of the Bank, provide the Bank with evidence satisfactory to it of the payment of any Taxes. If any of the Taxes required to be borne by the Company pursuant to this paragraph (b) are paid by the Bank, the Company will, upon demand of the Bank, reimburse the Bank for such payments, together with any interest, penalties and expenses in connection therewith.

         SECTION 8.2 Increased Costs. If any change, announced after the date hereof, in applicable law, regulation, rule or directive, or any interpretation thereof (including any request, guideline or policy, and including, without limitation, Regulation D promulgated by the Board of Governors of the Federal Reserve System as from time to time in effect) by any authority charged with the administration or interpretation thereof:

                  (i) subjects the Bank to any tax with respect to the Letter of Credit on any amount paid or to be paid under the Letter of Credit (other than any tax measured by or based upon the overall net income of the Bank);

                  (ii) changes the basis of taxation of payments to the Bank of any amounts payable hereunder (other than tax measured by or based upon the overall net income of the Bank);

                  (iii) imposes, modifies or deems applicable any reserve, capital adequacy or deposit requirements against any assets held by, deposits with or for the account of, or loans made or letters of credit issued by, the Bank; or

                  (iv) imposes on the Bank any other condition affecting the Letter of Credit or this Agreement;

and the result of any of the foregoing is to increase the cost to the Bank of maintaining this Agreement or issuing or maintaining the Letter of Credit, or to reduce the amount of any payment (whether of principal, interest or otherwise) receivable by the Bank under this Agreement, including, without limitation, a reduction of the return to the Bank in respect of these transactions calculated as a percentage of its assets or equity, or any increase in cost resulting therefrom, or to require the Bank to make any payment on or calculated by reference to the gross amount of any sum received by it, in each case by an amount which the Bank in its sole judgment reasonably deems material, then and in any such case:

                  (i) the Bank shall promptly notify the Company in writing of such event;

                  (ii) the Bank shall promptly deliver to the Company a certificate describing such event in reasonable detail together with the date thereof, the amount of such increased cost or reduction or payment and the way in which such amount has been calculated; and

                  (iii) the Company shall pay to the Bank, within thirty (30) days after delivery of the certificate referred to in subsection (ii) hereinabove, such an amount or amounts as will compensate the Bank for such additional cost, reduction or payment for so long as the same shall remain in effect.

         The certificate of the Bank, signed by an officer of the Bank, as to additional amounts payable pursuant to this Section 8.2 delivered to the Company shall be conclusive evidence of such amounts absent manifest error. The benefit of this Section 8.2 shall be available to the Bank regardless of any possible contention of invalidity or inapplicability of any law, regulation, condition, directive or interpretation.

         SECTION 8.3 Set-off; Limitation on Set-off.

                  (a) In addition to any rights now or hereafter granted under applicable law and not by way of limitation of any such rights, during the continuance of any Event of Default the Bank is hereby authorized at any time and from time to time, without notice to the Company or to any other person or entity, any such notice being hereby expressly waived, to set-off and to appropriate and apply any and all deposits

         (general or special) and any other indebtedness at any time held or owing by the Bank to or for the credit or the account of the Company against and on account of the obligations and liabilities of the Company to the Bank under this Agreement, irrespective of whether or not the Bank shall have made any demand hereunder and although said obligations, liabilities or claims, or any of them, shall be contingent or unmatured.

                  (b)   Anything  in   paragraph   (a)  above  to  the  contrary
         notwithstanding but without modifying any other provision of this Agreement, the Bank waives any right referred to in paragraph (a) above, and any other right which it may have at law or otherwise to set-off and apply such deposits or indebtedness referred to in paragraph (a) above, if there shall be a drawing under the Letter of Credit during the pendency of any proceeding by or against the Company seeking to adjudicate it a bankrupt or insolvent, or seeking liquidation, winding up, reorganization, arrangement, adjustment, protection, relief or composition of it or its debts under any law relating to bankruptcy, insolvency or reorganization or relief of debtors, or seeking the entry of an order for relief or the appointment of a receiver, trustee, or other similar official for it or for any substantial part of its property; that such waiver shall terminate and be of no force and effect when and to the extent that both (i) the exercise of any such right would not result in the Bank's being released, prevented or restrained from or delayed in fulfilling the Bank's obligations under the Letter of Credit and (ii) the absence of such waiver would not result in the lowering or withdrawal by Moody's, if the Bonds are rated by Moody's, or by S&P, if the Bonds are rated by S&P, of its respective rating of the Bonds.

                  (c) The Bank agrees promptly to notify the Company after the exercise of any set-off and application referred to in paragraph (a), provided that the failure to give such notice shall not affect the validity of such set-off and application.

                  (d) If at any time the Bank shall have or be entitled to the benefits of any security interest or other lien securing the obligations of the Company hereunder, such security interest or lien and any proceeds thereof shall be pledged to the Trustee equally and ratably to secure the Bank and the Trustee on behalf of the owners of the Bonds, provided the agreement of the Bank set forth in this paragraph (d) shall terminate and be of no further force or effect when and to the extent that both (i) the termination of such agreement would not result in the Bank's being released, prevented or restrained from or delayed in fulfilling the Bank's obligation under the Letter of Credit and (ii) the termination of such agreement would not result in the lowering or withdrawal by S&P, if the Bonds are rated by S&P, of its respective rating of the Bonds.

         SECTION 8.4 Obligations Absolute. The obligations of the Company under this Agreement shall be absolute, unconditional and irrevocable, and shall be paid strictly in accordance with the terms of this Agreement under all circumstances whatsoever, including, without limitation, the following circumstances:

                  (a) any lack of validity or enforceability of the Letter of Credit, the Bonds, the Related Documents or any other agreement or instrument relating thereto;

                  (b) any amendment or waiver of or any consent to departure from the Letter of Credit, this Agreement, the Related Documents or any other agreement or instrument relating thereto;

                  (c) the existence of any claim, set-off, defense or other right which the Company may have at any time against the Trustee, any beneficiary or any transferee of the Letter of Credit (or any persons or entities for whom the Trustee, any such beneficiary or any such transferee may be acting), the Paying Agent, the Bank (other than the defense of payment to the Bank in accordance with the terms of this Agreement), or any other person or entity, whether in connection with this Agreement, any related agreement or instrument or any unrelated transaction, agreement or instrument;

                  (d) any statement or any other document presented under the Letter of Credit proving to be forged, fraudulent, invalid or insufficient in any respect or any statement therein being untrue or inaccurate in any respect whatsoever;

                  (e) payment by the Bank under the Letter of Credit against presentation of a demand, draft or certificate which does not comply with the terms of the Letter of Credit, provided that such payment shall not have constituted gross negligence or willful misconduct of the Bank;

                  (f) the exercise or non-exercise by the Bank of any rights or remedies it may have under or pursuant to any of the Related Documents; and

                  (g) any other circumstance or happening whatsoever, whether or not similar to any of the foregoing, provided that such other circumstance or happening shall not constitute willful misconduct or gross negligence of the Bank.

         SECTION 8.5 Liability of the Bank.

                  (a) As between the Company and the Bank, the Company assumes all risks of the acts or omissions of the Trustee and any transferee beneficiary of the Letter of Credit with respect to their use of the Letter of Credit. Neither the Bank nor any of its officers, directors, employees or agents shall be liable or responsible for (i) the use which may be made of the Letter of Credit or for any acts or omissions of the Trustee, or any transferee in connection therewith, (ii) the validity, sufficiency or genuineness of documents, or of any endorsements) thereon, even if such documents should in fact prove to be in any or all respects invalid, insufficient, fraudulent or forged,
         (iii) payment by the Bank against presentation of documents which do not comply with the terms of the Letter of Credit, including failure of any documents to bear any reference or adequate reference to the Letter of Credit, or (iv) any other circumstances whatsoever in making or failing to make payment under the Letter of Credit, except only that the Company shall have a claim against the Bank, and the Bank shall be liable to the Company, to the extent, but only to the extent, of any direct, as opposed to consequential, damages suffered by the Company which the Company proves were caused by the Bank's willful misconduct or gross negligence in determining whether documents presented under the Letter of Credit comply with the terms of the Letter of Credit. In furtherance and not in limitation of the foregoing, the Bank may accept documents that appear on their face to be in order, without responsibility for further investigation, regardless of any notice or information to the contrary.

                  (b) The Bank may, under the Letter of Credit, receive, accept and pay any demands or other documents and instruments (otherwise in order) signed by or issued to the receiver, trustee in bankruptcy or custodian of anyone named in the Letter of Credit as the person by whom drafts, demands and other documents and instruments are to be made or issued. The Bank shall be protected in relying upon an instrument of transfer in the form attached to the Letter of Credit in connection with its transfer.

                  (c) The Bank shall not have any liability to the Company for, and the Company, hereby waives any right to object to, payment made under the Letter of Credit against a demand containing non-substantive variations in punctuation, capitalization, spelling or similar matters. The determination whether a demand has been made before the expiration of the Letter of Credit and whether a demand is in proper and sufficient form for compliance with the Letter of Credit shall be made by the Bank in its sole discretion, which determination shall be conclusive and binding upon the Company provided that such determination shall not have constituted gross negligence or willful misconduct of the Bank.

         SECTION 8.6  Costs, Expenses and Stamp Taxes; Indemnity.

                  (a) All costs and expenses paid or incurred by the Bank (including, without limitation, the reasonable fees and disbursements of the Bank's counsel) in connection with the preparation, review, execution and delivery of this Agreement and the Related Documents shall be paid by the Company. The Company agrees to pay on demand all costs and expenses, if any, in connection with the amendment or enforcement of this Agreement and the Related Documents, and the protection of the rights of the Bank thereunder, including reasonable counsel fees and out-of-pocket expenses.

                  (b) The Company shall pay all stamp and other taxes and fees payable in connection with the preparation, execution, delivery, filing and recording of this Agreement and any other documents contemplated hereby and agrees to save the Bank harmless from and against all liabilities with respect to or resulting from any delay in paying or omission to pay such taxes and fees.

                  (c) The Company will indemnify, defend and hold harmless the Bank, its officers, directors, employees and agents, from and against all claims, damages, losses, liabilities or reasonable costs or expenses which may be incurred (or which may be claimed by any person or entity) by reason of or in connection with the negotiation, execution, delivery, performance or transfer of, or payment or failure to pay under, this Agreement and/or the Letter of

         Credit, or in connection with the issuance and sale of the Bonds, arising out of or based upon a suit or proceeding or governmental action brought or taken in connection with the Bonds or the use of the proceeds of any drawing under the Letter of Credit.

         SECTION 8.7 Participants. Subject to the consent of the Company, which consent shall not be unreasonably withheld, the Bank shall have the right to grant participations from time to time (to be evidenced by one or more participation agreements or certificates of participation) in the Letter of Credit to one or more other banking institutions; provided, however, that (a) the Bank's obligations to the Company under this Agreement shall remain unchanged, (b) the Bank shall remain solely responsible to the Company for the performance of such obligations, (c) the Company shall continue to deal solely and directly with the Bank in connection with the Bank's rights and obligations under this Agreement and (d) any participation in the Letter of Credit by another banking institution shall be in a minimum amount of $2,500,000. Notwithstanding anything contained herein, the consent of the Company shall not be required to grant participations in the Letter of Credit if an Event of Default shall exist. Each banking institution purchasing such a participation shall in the discretion of the Bank have all rights of the Bank hereunder to the extent of the participation purchased; provided that (i) no participant shall be entitled to receive payment hereunder of any amount greater than the amount which would have been payable to the Bank if the Bank had not sold a participation to such participant, (ii) if and when the consent of the Bank shall be required hereunder, the consent of such participants shall not be required, (iii) the Company shall not be required to provide notice or furnish information hereunder to any such participant, and (iv) no participant shall be entitled to the rights of the Bank to exercise remedies under Article 7 hereof. Notwithstanding the foregoing, the Bank shall not be entitled to receive payment of any amount under Section 8.2 hereof greater than the amount which would have been payable to the Bank if the Bank had not sold a participation to any participant.

         SECTION 8.8 Calculations. Interest and fees payable hereunder shall be computed on the basis of a 365- or 366-day year, as the case may be, and shall be paid for the actual number of days elapsed, from and including the first day to but not including the last day of the period of accrual thereof.

         SECTION 8.9 Extension of Maturity. If any payment to the Bank would become due and payable other than on a Business Day, such payment shall instead become due on the next succeeding Business Day and, in the case of the principal amount of the reimbursement of any Drawing, interest shall be payable thereon up to the date payment is actually made at the rate specified herein.

         SECTION 8.10 Successors and Assigns.

                  (a) This Agreement shall (i) be binding upon the Company and its successors and assigns and (ii) inure to the benefit of and be enforceable by the Bank and its successors and assigns.

                  (b) At any time, the Bank may assign to one or more banks or financial institutions all or a portion of its rights and obligations under this Agreement; provided, however, that the Bank shall continue to be the issuing bank of the Letter of Credit until such time as the conditions for delivery of an alternate letter of credit under the Indenture have been satisfied; and provided further, that after giving effect to all such assignments, the Bank shall retain at least 51% of all rights and obligations originally belonging to the Bank under this Agreement.

                  (c) Notwithstanding anything contained herein to the contrary, the rights and duties of the Company hereunder may not be assigned or transferred, except with the prior written consent of the Bank.

         SECTION 8.11 Modification or Waiver of this Agreement. This Agreement is intended by the parties hereto as a final expression of their agreement with respect to the subject matter hereof, and is intended as a complete and exclusive statement of the terms and conditions of that agreement. No modification or waiver of any provision of this Agreement (including this Section 8.11) shall be effective unless the same shall be in writing and signed by the Bank and the Company. Any modification or waiver referred to in this
Section 8.11 shall be effective only in the specific instance and for the specific purpose for which given. No notice to or demand on the Company in any case shall entitle the Company to any other or further notice or demand in the same, similar or other circumstances.

         SECTION 8.12 No Waiver of Rights by the Bank; Cumulative Rights. No course of dealing or failure or delay on the part of the Bank in exercising any rights, power or privilege hereunder shall preclude any other or further exercise or the exercise of any right, power or privilege. The rights of the Bank under the

Letter of Credit and under this Agreement are cumulative and not exclusive of any rights or remedies which the Bank would otherwise have.

         SECTION 8.13 Severability. In case any one or more of the provisions contained in this Agreement should be invalid, illegal or unenforceable in any respect, the validity, legality and enforceability of the remaining provisions contained herein shall not in any way be affected or impaired thereby. The parties shall negotiate in good faith to replace any invalid, illegal or unenforceable provision with a valid provision, which, to the extent possible, will preserve the economic effect of the invalid, illegal or unenforceable provisions.

         SECTION 8.14 Governing Law. This Agreement shall be construed in accordance with and governed by the laws of the Commonwealth of Kentucky.

         SECTION 8.15 Consent to Jurisdiction. In any legal action or proceeding relating to the Letter of Credit or this Agreement, and the enforcement thereof, the Company hereby irrevocably and unconditionally: (a) consents to the non-exclusive jurisdiction of the Courts of the Commonwealth of Kentucky, the courts of the United States of America for the Western District of Kentucky and appellate courts from any thereof; (b) waives, to the extent it may legally and effectively do so, any objection that it may now or hereafter have to the venue of any such action or proceeding in any such court or that such action or proceeding was brought in an inconvenient court; (c) agrees that service of process in any such action or proceeding may be effected by mailing a copy thereof by registered or certified mail to the Company in accordance with
Section 8.16; and (d) agrees that nothing herein shall affect the right to effect service of process in any other manner permitted by law or shall limit the right to sue in any other jurisdiction.

         SECTION 8.16 Notices. All notices and communications hereunder shall be given by hand delivery, with a receipt being obtained therefor, by United States certified or registered mail, or by telegram, telex, telecopier or by other telecommunication device capable of creating written record of such notice and its receipt. To the extent that any telecommunication notice is permitted hereunder, the parties hereto shall provide appropriate telex and, to the extent available, facsimile numbers. Notices and communications hereunder shall be effective when received and shall be sent to the following addresses or numbers (or to such other addresses or numbers of which either party hereto shall notify the other party in accordance herewith):

         If to the Bank, to:                PNC Bank, Kentucky, Inc.
                                            500 West Jefferson Street
                                            Louisville, Kentucky 40202
                                            Attention: Benjamin A. Willingham
                                            Telecopier No.: (502) 581-2302

         With a copy to:                    PNC Bank, Kentucky, Inc.
                                            500 West Jefferson Street
                                            Louisville, Kentucky 40202
                                            Attention: International Department
                                            Telecopier No.: (502) 581-2302

         with a copy to:                    Stites & Harbison
                                            Suite 1800
                                            400 West Market Street
                                            Louisville, Kentucky 40202
                                            Attention William H. Haden, Jr.
                                            Telecopier No.: (502) 587-6391

         If to the Company, to:             Birmingham Steel Corporation
                                            P.O. Box 1208
                                            Birmingham, Alabama 35201
                                            Attention:  Treasurer
                                            Telecopier No.: (205) 444-3352

         with a copy to:                    Smith, Gambrell & Russell
                                            3343 Peachtree Road, N.E.
                                            Atlanta, Georgia 30326
                                            Attention: A. Jay Schwartz
                                            Telecopier No.: (404) 264-2652

         SECTION 8.17 Counterparts. This Agreement may be executed in two or more counterparts, each of which shall constitute an original but both or all of which, when taken together, shall constitute but one document, and shall become effective when copies hereof which, when taken together, bear the signatures of each of the parties hereto shall be delivered to the Company and the Bank.

         SECTION 8.18 More Restrictive Agreements. Should the Company, while this Agreement is in effect or any obligation hereunder remains unpaid, issue any Debt for money borrowed in an amount exceeding $500,000 in aggregate amount to any lender or group of lenders acting in concert with one another, pursuant to a loan agreement, credit agreement, note purchase agreement, indenture or other similar instrument, which instrument includes covenants, warranties, representations, or defaults or events of default (or any other type of restriction which would have the practical effect of any of the foregoing, including, without limitation, any "put" or mandatory prepayment of such debt) other than those set forth herein or in any of the other Related Documents, the Company shall promptly so notify the Bank and, if the Bank shall so request by written notice to the Company delivered not later than 30 days after the Bank shall have received notice from the Company as to the contents of any such instrument (which notice shall be accompanied by a certified copy of any such instrument) (after reasonable determination has been made by the Bank that any of the above-referenced documents or instruments contain any provisions, which either individually or in the aggregate, are more favorable than any of the provisions set forth herein), the Company and the Bank shall promptly amend this Agreement to incorporate some or all of such provisions, in the discretion of the Bank, into this Agreement and, to the extent necessary and reasonably desirable to the Bank, into any of the other Related Documents, all at the election of the Bank.

         SECTION 8.19 Waiver of Jury Trial. THE COMPANY HEREBY KNOWINGLY, VOLUNTARILY AND INTENTIONALLY WAIVES ANY RIGHT IT MAY HAVE TO A TRIAL BY JURY IN RESPECT TO ANY LITIGATION BASED HEREON OR ARISING OUT OF, UNDER OR IN CONNECTION WITH THIS AGREEMENT, THE LETTER OF CREDIT OR ANY OTHER AGREEMENT CONTEMPLATED TO BE EXECUTED IN CONJUNCTION HEREWITH, OR ANY COURSE OF CONDUCT, COURSE OF DEALING, STATEMENTS (WHETHER ORAL OR WRITTEN) OR ACTIONS OF ANY PARTY, WHETHER HAVING OCCURRED PRIOR TO THE DATE HEREOF OR OCCURRING DURING THE TERM OF THE LETTER OF CREDIT. THIS PROVISION IS A MATERIAL INDUCEMENT FOR BANK'S ISSUANCE OF THE LETTER OF CREDIT. THIS WAIVER HAS BEEN GRANTED BY THE COMPANY AFTER THE COMPANY HAS CONSULTED WITH ITS LEGAL ADVISOR; AND THE COMPANY UNDERSTANDS THE MEANING OF THIS WAIVER.

         IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed and delivered by their respective officers thereunto authorized as of the date first written above.

                                                    BIRMINGHAM STEEL CORPORATION


                                                    By: \s\ Jim F. Tierney

                                                    Title: Treasurer


                                                    PNC BANK, KENTUCKY, INC.


                                                    By: \s\ Ralph Phillips

                                                    Title: Vice President

Exhibit 10.1



                        --------------------------------



                            ASSET PURCHASE AGREEMENT

                          dated as of October 31, 1996

                                  by and among

                               Mitsui & Co., Ltd.,

                 R. Todd Neilson, in his capacity as Chapter 11
              Trustee for the estate of Hiuka America Corporation,

                           All-Ways Recycling Company,

                            B&D Auto & Truck Salvage

                          and Weiner Steel Corporation


                        --------------------------------

                                TABLE OF CONTENTS
                                                                           Page
1.       RECITALS...........................................................  1

2.       DEFINITIONS........................................................  1

3.       TRANSFER OF ASSETS.................................................  7

4.       CLOSING / PURCHASE PRICE........................................... 10

         4.1      Closing................................................... 10
         4.2      Purchase Price............................................ 10
         4.3      Payment to Seller at Closing.............................. 11
         4.4      Deposit................................................... 11
         4.5      Instruments of Conveyance and Transfer.................... 12
         4.6      Assumption of Liabilities................................. 13
         4.7      Prorations................................................ 15
         4.8      Allocation of Purchase Price.............................. 15
         4.9      Severance of the B&D Site................................. 16
         4.10     Exclusion of Affiliates................................... 19

5.       REPRESENTATIONS OF SELLER.......................................... 20

         5.1      No Broker................................................. 20
         5.2      Due Execution and Enforceability.......................... 20

6.       REPRESENTATIONS AND WARRANTIES OF BUYER............................ 21

         6.1      Organization.............................................. 21
         6.2      Corporate Power and Authority of Buyer.................... 21
         6.3      No Defaults............................................... 21
         6.4      Financing................................................. 21
         6.5      No Broker................................................. 21

7.       COVENANTS.......................................................... 21

         7.1      Permits and Consents:  Modification of Leases............. 21
         7.2      Confidentiality; Publicity................................ 22
         7.3      Access to Books and Records............................... 22
         7.4      Arrangements with Others.................................. 24
         7.5      Removal of Property....................................... 24
         7.6      Employment................................................ 25
         7.7      Conduct of Business; Preservation of Organization......... 26
         7.8      Exclusive Negotiations; No Solicitation................... 27

         7.9      Hart-Scott-Rodino Cooperation............................. 27
         7.10     Environmental Agreements.................................. 27
         7.11     Guarantee................................................. 27
         7.12     Sales and Use Tax......................................... 28
         7.13     Further Assurances........................................ 28
         7.14     Due Execution, Etc........................................ 28

8.       CONDITIONS PRECEDENT TO BUYER'S OBLIGATIONS TO
         CLOSE...............................................................28

         8.1      Conduct of Business....................................... 28
         8.2      Access; Confidentiality................................... 29
         8.3      No Material Adverse Change................................ 29
         8.4      Bankruptcy Order.......................................... 30
         8.5      Purchase of Assets........................................ 31
         8.6      Title; Title Policies..................................... 31
         8.7      Permits and Approvals..................................... 32
         8.8      Affiliate Matters......................................... 32
         8.9      Weiner Matters............................................ 33
         8.10     Intercompany Agreements....................................34
         8.11     Executory Contracts and Leases.............................35
         8.12     No Material Misrepresentation by Seller................... 35
         8.13     Other Transaction Documents............................... 35
         8.14     Representations........................................... 35
         8.15     Employees................................................. 35
         8.16     Governmental Approvals.................................... 35
         8.17     Other..................................................... 36
         8.18     Information............................................... 36
         8.19     Port Lease Stipulation.................................... 36
         8.20     Estoppel Certificate...................................... 37
         8.21     Notification.............................................. 37

9.       CONDITIONS PRECEDENT TO THE OBLIGATION OF SELLER
         AND AFFILIATES TO CLOSE............................................ 37

         9.1      Representations........................................... 37
         9.2      Purchase Price............................................ 37
         9.3      Bankruptcy Orders......................................... 37
         9.4      Other Transaction Documents............................... 37
         9.5      Legal Proceedings......................................... 37
         9.6      Approvals................................................. 38

10.      TERMINATION........................................................ 38

         10.1     Injunction................................................ 38

         10.2     Mutual Agreement.......................................... 38
         10.3     Termination Date.......................................... 38
         10.4     Material Breach........................................... 38
         10.5     Stay of Bankruptcy Order.................................. 38
         10.6     Hart-Scott-Rodino Matters................................. 38
         10.7     Failure of Conditions..................................... 38
         10.8     Effects of Termination; Liquidated Damages................ 38

11.      MISCELLANEOUS...................................................... 39

         11.1     Expenses.................................................. 39
         11.2     Limitation on Seller's Liability.......................... 39
         11.3     Disclaimer of Representations and Warranties.............. 39
         11.4     Notices................................................... 40
         11.5     Entire Agreement.......................................... 43
         11.6     Waivers and Amendments.................................... 43
         11.7     Binding Effect............................................ 43
         11.8     Governing Law Jurisdiction................................ 43
         11.9     Resolution of Disputes.................................... 43
         11.10    Severability.............................................. 44
         11.11    Counterparts.............................................. 44
         11.12    Headings.................................................. 44


SCHEDULES AND EXHIBITS

Schedule 3(A)(1) --        Tangible Assets
Schedule 3(A)(2) --        Excluded Tangible Assets
Schedule 3(B)    --        Executory Contracts and Leases
Schedule 3(C)    --        Real Estate
Schedule 8.6     --        Approved Liens, Encumbrances, Interests and Other
                           Exceptions
Schedule 8.11    --        Amendments, Waivers, Extensions, or Other
                           Modifications to the Executory Contracts and Leases

Exhibit A(1)     --        Indemnities
Exhibit A(2)     --        Declarations
Exhibit B        --        Excluded Site Boundaries
Exhibit C        --        Stipulation Regarding Lease

                            ASSET PURCHASE AGREEMENT


         THIS ASSET PURCHASE AGREEMENT (this "Agreement") is made and entered into as of October 31, 1996, by and among Mitsui & Co., Ltd., a corporation organized under the laws of Japan, R. Todd Neilson, in his capacity as Chapter 11 Trustee for the bankruptcy estate of Hiuka America Corporation, All-Ways Recycling Company, a California corporation, B&D Auto & Truck Salvage, a California corporation, and Weiner Steel Corporation, a California corporation.


         1.       RECITALS.

                  A. Seller is the duly appointed and acting Chapter 11 Trustee for the bankruptcy estate of Hiuka America Corporation, a California corporation.

                  B. Hiuka America Corporation filed a voluntary petition under Chapter 11, Title 11, United States Code, in the United States Bankruptcy Court for the Central District of California on December 20, 1995
(Case No. SB95-27964-RWA).

                  C. On July 19, 1996, the Bankruptcy Court (as defined herein) determined that Buyer was the winning bidder for certain assets of the Company and Affiliates (as defined herein).

                  D. Buyer wishes to purchase certain of the assets of the Company and Affiliates (as defined herein), and is willing to assume certain associated obligations and liabilities (and no others), and Seller and Affiliates are willing to sell or assign, as the case may be, those assets, on the terms and conditions set forth herein (the "Transaction").

         2.       DEFINITIONS.

                  "Acquired Sites" means the Real Estate (with any technical modifications to the descriptions that may be required to correct typographical and similar errors and to correctly describe the Excluded Site in accordance with this Agreement), premises covered by Executory Contracts and Leases, and premises leased by Weiner.

                  "Acquiring Entity" means one or more newly-formed entities, which may be corporations or limited liability companies, the equity of which will be owned, directly or indirectly at least 50% by Mitsui and 50% or less by Joint Venture Party.

                  "Affiliates" means Allways, B&D and Weiner.

                  "Agreement" means this Asset Purchase Agreement, including any amendments or supplements hereto.

                  "Allways" means All-Ways Recycling Company, a California corporation, and with respect to all periods following commencement of a bankruptcy case with respect to All-Ways Recycling Company, the bankruptcy estate of All-Ways Recycling Company.

                  "Allways Assets" means (i) all tangible personal property covered in Section 3(A) hereof, owned by the Company or any Affiliate, located at the Allways Site on the Closing Date, (ii) all tangible personal property covered in Section 3(A) hereof located at the Allways Site at any time on or after May 10, 1996, that, on the Closing Date, is not located at the Allways Site because of off-site repair or because such property is located at the premises of another person (including an affiliate of the Company), a customer or supplier, (iii) all tangible personal property covered in Section 3(A) hereof generally used at the Allways Site on or before the Closing Date but which, on the Closing Date is not located at the Allways Site because of off-site repair or because such property was located at the premises of a customer or supplier,
(iv) all of Allways' interests in respect of any Executory Contracts and Leases (other than interests, rights and obligations in real property) relating to the assets described in clauses (i), (ii) and (iii) of this definition, and (v) Purchased Assets of Allways set forth in Sections 3(D), 3(E), 3(F) and 3(G) relating to the assets described in clauses (i), (ii), (iii) and (iv) of this definition.

                  "Allways Site" means interests in real property (i) described in Schedule 3(C) as the approximately 1.38 acre parcel at 3055 Commercial Street, San Diego, California and all improvements and structures, including office buildings located thereon; and (ii) subject of that certain Lease dated July 1, 1993, by and between Virginia C. Riedy, Trustee of the Riedy Trust, as lessor and Hiuka America Corporation, a California corporation, as lessee, relating to premises located at 110-12 31st Street, San Diego, California.

                  "Assignment and Assumption Agreement" has the meaning set forth in Section 4.5.

                  "Auction Hearing" means the auction hearing held by the Bankruptcy Court on July 19, 1996 relating to the Transaction at which it was determined that Buyer was the winning bidder for the Purchased Assets for a purchase price of $36,930,000, subject to adjustment as set forth herein.

                  "B&D" means B&D Auto & Truck Salvage, a California corporation, and with respect to all periods following commencement of a bankruptcy case with respect to B&D Auto & Truck Salvage, the bankruptcy estate of B&D Auto & Truck Salvage.

                  "B&D Assets" means (i) all tangible personal property covered in Section 3(A) hereof, owned by the Company or any Affiliate, located at the B&D Site on the Closing Date, (ii) all tangible personal property covered in
Section 3(A) hereof located at the B&D Site at any time on or after May 10, 1996, that, on the Closing Date, is not located at the B&D Site because of off-site repair or because such property was located at the premises of another person (including an affiliate of the Company), a customer or supplier, (iii) all tangible personal property covered in Section 3(A) hereof generally used at the B&D Site on or before the Closing Date but which, on the Closing Date is not located at the B&D Site because of off-site repair or because such property is located at the premises of a customer or supplier, (iv) all of B&D's interests in respect of any Executory Contracts and Leases (other than interests, rights and obligations in real property) relating to the assets described in clauses
(i), (ii) and (iii) of this definition, and (v) Purchased Assets of B&D set forth in Sections 3(D), 3(E), 3(F) and 3(G) relating to the assets described in clauses (i), (ii), (iii) and (iv) of this definition.

                  "B&D Site" means the Real Estate described in Schedule 3(C) as the approximately 4.98 acre parcel at 12301, 12319, 12327, 12329, 12335, 12339 and 12351 Valley Boulevard, El Monte, California, and all structures and improvements located thereon.

                  "Bankruptcy Code" means Chapter 11, Title 11, United States Code, as amended from time to time.

                  "Bankruptcy Court" means the United States Bankruptcy Court for the Central District of California hearing Case No. SB95-27964-RWA.

                  "Bankruptcy Orders" has the meaning set forth in Section 8.4 hereof.

                  "Berth 118 Site" means those certain premises located at Pier T, Berth 118 in the City of Long Beach and that are the subject of the Lease.

                  "Bid" means that certain Offer to Purchase Certain Assets of Hiuka America Corporation and Its Affiliated Corporations, submitted by Buyer to Seller on May 10, 1996, as clarified at the request of Seller on May 20, 1996 and as modified as to price at the Auction Hearing, as further amended by that certain Amendment Number 1 to the Offer dated August 29, 1996 and Amendment Number 2 to the Offer dated August 30, 1996, between Mitsui and Seller, and as further amended by mutual agreement of Mitsui and Seller.

                  "Buyer" means Mitsui & Co., Ltd., a corporation organized under the laws of Japan, or Acquiring Entity following the assignment of Buyer's interests hereunder to Acquiring Entity under Section 11.7 hereof.

                  "Case" means Case No. SB95-27964-RWA filed in the Bankruptcy Court on December 20, 1995.

                  "Closing" means the closing of the sale and purchase of the Purchased Assets.

                 "Closing Date" has the meaning set forth in Section 4.1 hereof.

                  "Company" means Hiuka America Corporation and, with reference to all periods following commencement of the Case, the bankruptcy estate of Hiuka America Corporation.

                  "Confidentiality Agreements" means that certain Confidentiality Agreement dated April 17, 1996 between Mitsui & Co., Ltd. and Seller, that certain Confidentiality Agreement dated July 26, 1996 between Mitsui & Co., Ltd. and Allways, that certain Confidentiality Agreement dated July 26, 1996 between Mitsui & Co., Ltd. and B&D, that certain Confidentiality Agreement dated August 14, 1996 between Mitsui & Co., Ltd. and Weiner, that certain Confidentiality Agreement between Joint Venture Party and Seller executed by Joint Venture Party on July 8, 1996, that certain Confidentiality Agreement dated August 27, 1996 between Joint Venture Party and Allways, that certain Confidentiality Agreement dated August 27, 1996 between Joint Venture Party and B&D, and that certain Confidentiality Agreement dated August 27, 1996 between Joint Venture Party and Weiner.

                  "Declarations" means one or more declarations of covenants, conditions and environmental restrictions, waivers and releases, relating to any Acquired Site, substantially in the form attached as Exhibit A(2) hereto, as modified in accordance with Section 4.5 hereof.

                  "Deposit" has the meaning set forth in Section 4.4 hereof.

                  "Environmental Agreements" means, collectively, the Indemnities and the Declarations.

                  "Escrow Account" means an interest bearing account established by the Escrow Trustee to be held in trust, separate and apart from other funds and accounts held by the Escrow Trustee, to be administered consistent with industry practices with respect to such accounts. In connection with the establishment of any Escrow Account, Buyer, Seller and Affiliates, as applicable, shall execute an escrow agreement or instructions (not inconsistent with the applicable terms and provisions of this Agreement), which shall be reasonably satisfactory in form and substance to Buyer, Seller and Affiliates, as applicable. All fees, costs and expenses of the Escrow Trustee relating to the establishment and maintenance of the Escrow Account and related matters shall be borne in equal amounts by Buyer, on the one hand, and Seller and the applicable Affiliates, on the other hand. Amounts in the Escrow Account shall be applied solely for the purposes set forth in this Agreement with respect to such Escrow Account. The Escrow Account shall be maintained by the Escrow Trustee until all purposes set forth in this Agreement with respect to such Escrow Account have been satisfied.

                  "Escrow Trustee" means the escrow trustee designated in writing by Buyer and Seller to carry out such functions in accordance with this Agreement, together with its successors and assigns.

                  "Excluded Site" has the meaning set forth in Section 4.9(a) hereof.

                  "Executory Contracts and Leases" has the meaning set forth in
Section 3(B) hereof.

                  "Hydrocarbon Contamination" means the petroleum hydrocarbons and other chemicals associated with the gasoline station formerly existing on the B&D Site.

                  "Indemnities"  means  one  or  more  environmental   indemnity
agreements relating to any Acquired Site, substantially in the form attached as Exhibit A(1) hereto, as modified in accordance with Section 4.5 hereof.

                  "Indemnity Obligation" means all (i) indemnity obligations under paragraph 2.3.2 of the Lease in respect of the Company's relocation from Berth 205, Pier F in the City of Long Beach, to the Berth 118 Site; and (ii) "Indemnity Obligations" as defined in the Stipulation.

                  "Joint Venture Party" means Birmingham Steel Corporation, a Delaware corporation and any wholly-owned direct or indirect affiliate thereof.

                  "Lease"   means  that  certain  Lease  between  Hiuka  America
Corporation and the City of Long Beach dated November 5, 1992.

                  "Mitsui" means Mitsui & Co., Ltd., a Japanese corporation.

                  "Monetary Obligations to Port" means the obligations to pay money under the Lease, including by example and without limitation any obligations under the Lease to pay: rent, "Base Rent" and "Tariff Charges" (as such terms are defined or described in the Lease), taxes, assessments, and governmental or district charges, dockage charges, wharf and other storage charges, demurrage charges, wharf demurrage charges, wharfage charges on bunker fuel, payments owing for utilities, attorneys' fees, costs of suit, charges and other sums payable directly or indirectly under applicable tariffs, laws, ordinances or regulations, or which are or may become a lien against or somehow attach to the Berth 118 Site or to any improvement thereon, but excludes without limitation the Indemnity Obligation, Post-Closing Paragraph 16 Obligations, Pre-Closing Paragraph 16 Obligations and obligations under paragraph 15 of the Lease relating to liens arising on or prior to the Closing (including without limitation Mechanic's Liens as defined in the Stipulation).

                  "Motion" means the "Motion of Trustee and Committee for Order:
(1) Approving Bidding Procedures, etc.," filed with the Bankruptcy Court on or about April 26, 1996.

                  "Non-Monetary Obligations to Port" means the obligations under the Lease to do things other than pay money, including by example and without limitation any obligations under the Lease to maintain the Berth 118 Site in any particular condition, to construct improvements thereon or to create plans therefor, but excludes without limitation the Indemnity Obligation, Post-Closing Paragraph 16 Obligations, Pre-Closing Paragraph 16 Obligations and obligations under paragraph 15 of the Lease relating to liens arising on or prior to the Closing (including without limitation Mechanic's Liens as defined in the Stipulation).

                  "Orix Lease" means that certain Lease by Hiuka America Corporation with Orix USA Corporation for a Lindemann Shearing Machine, model LU 1000/10 (also known as "PA75 Automatic Shear"), serial no. 636003M00, and related accessories and attachments, dated March 28, 1995.

                  "Post-Closing Paragraph 16 Obligations" means obligations of the tenant under paragraph 16 of the Lease arising out of events occurring or performance by the tenant to be made after the Closing Date.

                  "Pre-Closing Paragraph 16 Obligations" means obligations of the tenant under paragraph 16 of the Lease arising out of events occurring or performance by the tenant to be made up to and including the Closing Date, excluding indemnifiable claims under the Indemnities and the Site Access Agreements.

                  "Purchase Price" has the meaning set forth in Section 4.2 hereof.

                  "Purchased Assets" has the meaning set forth in Section 3 hereof.

                  "Real Estate" has the meaning set forth in Section 3(C)hereof.

                  "RMD Agreement" has the meaning set forth in Section 8.9(c) hereof.

                  "Schnitzer" means Schnitzer Steel Industries, Inc., a California corporation.

                  "Seller" means R. Todd Neilson, in his capacity as Chapter 11 Trustee for Hiuka America Corporation.

                  "Site Access Agreements" means one or more site access agreements executed by Mitsui or Buyer in connection with the Transaction.

                  "Stipulation" means that certain stipulation between Seller and the City of Long Beach, as set forth in Exhibit C hereto.

                  "Tonnage Drop-Off" means, with respect to either B&D or Allways, a decrease in the average monthly tonnage of ferrous scrap purchased during the pendency of a bankruptcy proceeding with respect to B&D or Allways, as appropriate, measured against the average monthly tonnage of ferrous scrap purchased during (with respect to B&D) calendar year 1996 prior to the commencement of B&D's bankruptcy proceeding and (with respect to Allways) during the period from April 1, 1996 to the commencement of Allways' bankruptcy proceeding.

                 "Transaction" has the meaning set forth in Recital 1(D) hereof.

                  "Transaction Documents" has the meaning set forth in Section
4.5 hereof.

                  "Weiner" means Weiner Steel Corporation, a California corporation.

                  "Weiner Assets" means (i) all tangible personal property covered in Section 3(A) hereof, owned by the Company or any Affiliate, located at the Weiner Site on the Closing Date, (ii) all tangible personal property covered in Section 3(A) hereof located at the Weiner Site at any time on or after May 10, 1996, that, on the Closing Date, is not located at the Weiner Site because of off-site repair or because such property was located at the premises of another person (including an affiliate of the Company), a customer or supplier, (iii) all tangible personal property covered in Section 3(A) hereof generally used at the Weiner Site on or before the Closing Date but which, on the Closing Date is not located at the Weiner Site because of off-site repair or because such property is located at the premises of a customer or supplier, (iv) all of Weiner's interests in respect of any Executory Contracts and Leases (other than interests, rights and obligations in real property) relating to the assets described in clauses (i), (ii) and (iii) of this definition, and (v) Purchased Assets of Weiner set forth in Sections 3(D), 3(E), 3(F) and 3(G) relating to the assets described in clauses (i), (ii), (iii) and (iv) of this definition.

                  "Weiner Site" means the interests in real property that are the subject of (i) that certain Rental Agreement dated as of May 22, 1993, by and between H & L Tooth Company, as landlord and Weiner Steel Corp., as tenant, relating to premises located at 1540 South Greenwood Avenue, Montebello, California; (ii) that certain Lease executed on November 2, 1994 by H & L Tooth Company, as lessor, and on November 17, 1994 by Weiner Steel Corp., as lessee, relating to premises located at 1540 South Greenwood Avenue, Montebello, California; (iii) that certain Rental Agreement dated as of November 15, 1991, by H&L Tooth Company, as landlord, and Weiner Steel Corp., as tenant, relating to premises located at 1535 Gage Avenue, Montebello, California; and (iv) that certain Rental Agreement dated as of February 1, 1996, by H&L Tooth Company, as landlord, and Weiner Steel Corp., as tenant, relating to premises located at 1545 Gage Avenue, Montebello, California.

         3. TRANSFER OF ASSETS. Subject to the terms and conditions of this Agreement, on the Closing Date, Seller and Affiliates will sell, convey, transfer, assign and deliver to Buyer, and Buyer will purchase from Seller and Affiliates all of Seller's and Affiliates' right, title and interest in and to the following assets and properties, free and clear of all liens, encumbrances and interests (except for any permissible liens, encumbrances or interests relating to the Real Estate in accordance with Section 8.6 of this Agreement) (the "Purchased Assets"):

                           A. All tangible personal property in the categories described in clauses (i) through (iv) of this Paragraph 3(A) (or any of them): (i) located at any Acquired Site on the Closing Date, (ii) located at any Acquired Site at any time on or after May 10, 1996, that, on the Closing Date, is not located at any Acquired Site because of off-site repair or because such property is located at the premises of another person (including an affiliate of the Company, a customer or supplier), (iii) generally used at any Acquired Site on or before the Closing Date but which, on the Closing Date, is not located at any Acquired Site because of off-site repair or because such property is located at the premises of a customer or supplier, and (iv) listed under the heading "Tangible Assets" in Schedule 3(A)(1). Those assets listed on Schedule 3(A)(2) and any assets excluded from the Purchased Assets at the Closing pursuant to Section 4.2 hereof are excluded from this paragraph 3(A). The following is excluded from paragraph 3(A) and the items enumerated on Schedule 3(A)(1): tangible personal property which is held by Seller, the Company or any Affiliate under documents entitled (or which otherwise prominently identify themselves as) "leases" or "rental agreements," except that the following items are included in this paragraph 3(A): (a) items listed as "Enumerated Assets" in Schedule 3(A)(1) (designated by paragraph 1 of that Schedule), (b) interests in tangible personal property held under leases or executory contracts listed in Schedule 3(B), and (c) tangible personal property held (x) under leases or executory contracts between the Company and any Affiliate or between any Affiliate and any other Affiliate, and (y) (other than items listed in Schedule 3(A)(2)), under leases or executory contracts between the Company or any Affiliate, on the one hand, and another affiliate of the Company, on the other.

                           B. All real and personal property leases and executory contracts of the Company and Affiliates, if and only if described or identified under the heading "Executory Contracts and Leases" in Schedule 3(B), excluding any assets excluded from the Purchased Assets at the Closing pursuant to Section 4.2 hereof (the "Executory Contracts and Leases").

                           C. The real estate described under "Real Estate" in Schedule 3(C), and any improvements thereon (the "Real Estate").

                           D. Any insurance proceeds received by Seller or the Company or Affiliates as a result of any loss, damage or disappearance relating to any of the foregoing assets to be purchased or assumed by Buyer which occurs after

         May 10, 1996 and prior to the Closing and not applied by Seller or the Company or Affiliates to remedy such loss, damage or disappearance.

                           E. Intellectual or other intangible rights or property of the Company or Affiliates owned on May 10, 1996 or acquired on or prior to the date of the Closing relating to the ferrous and nonferrous scrap and related businesses of the Company or Affiliates, including without limitation, supplier and customer lists, software, data stored on computer disks and tapes, books, records and other information relating thereto (other than those subject to attorney-client privilege or third party privacy rights, which are disclosed to Buyer on or prior to Closing). However, (i) claims or causes of action of the Company or Affiliates (other than rights to insurance proceeds, discussed above in Section 3(D)) relating to events occurring prior to the Closing shall not be included, except that a particular claim or cause of action shall be included to the extent, and only to the extent, that the exclusion of such claim or cause of action would materially reduce the value of any assets purchased by Buyer as of the Closing Date; and (ii) claims under any policy with respect to actions of the Company's or Affiliates' management, officers and directors and the following assets of the Company designated in Section B of the Motion as "additional property of the estate for which bids are not being solicited" shall not be included: (a) cash or cash equivalents; (b) deposit accounts, security deposits and other deposits; (c) interests in insurance policies (except interests in two insurance policies on the life of Stephen Weiner set forth on Schedule 3(B) hereto and rights to insurance proceeds discussed above in Section 3(D)); (d) interests in other entities (e.g., the stock of KIC
         Acquisition Co. (which in turn owns the stock of Kaiser International Corporation) and the 50% stock interest in Hi-Way Industrials, Inc.);
         (e) interests in a condominium unit located at 600 West 9th Street, Unit 813, Los Angeles, CA 90015; (f) existing accounts receivable, related party receivables and intercompany receivables; (g) refund or insurance claims including worker's compensation refunds, legal retainers, supplier advances, and other advances; (h) contract rights for worker's compensation profit-sharing; (i) memberships in country clubs and other organizations; (j) bankruptcy avoidance or strongarm actions or claims; (k) any choses in action, claims, counterclaims, or rights of setoff or recoupment, whether arising in tort or contract; and (l) claims to the sale proceeds of any asset sold or assigned through the Transaction (other than interests in Escrow Accounts established hereunder).

                           F.  All  books  and  records  (other  than  personnel
         records of the Company's or any Affiliate's employees not hired by Buyer within ten (10) business days of the Closing Date or which otherwise cannot be disclosed in accordance with applicable law) and all files, documents, papers and agreements pertaining to the Purchased Assets or otherwise to the business of the Company and Affiliates that are material to recommencing the operations of the Company and continuing the operations of Affiliates as going concerns (other than those books, records, files, documents, papers and agreements pertaining to the Purchased Assets or the business of the Company or the Affiliates that are subject to attorney-client privilege or subject to any third party rights and disclosed to Buyer on or prior to Closing and then only to the extent inconsistent with such rights) and which are in the possession of Seller or any of the Affiliates, or with respect to records in the possession of governmental agencies that could with Seller's reasonable effort be made available to Buyer at their then locations, subject to Seller and any Affiliate retaining copies of the same, if and as he or it so chooses and subject to any rights of any third party. Seller and any Affiliate, as the case may be, shall preserve the confidentiality of all proprietary information contained in such copies, except where the disclosure of such proprietary information is required by law and except where necessary or appropriate in connection with the administration of the bankruptcy estate of the Company or bankruptcy cases of Affiliates.

                           G. All transferable business licenses, permits and equivalent documents relating to the ferrous and non-ferrous scrap and related businesses of the Company and Affiliates, subject to Buyer paying all fees required by the applicable governmental entities in connection with such transfer.

         4.       CLOSING / PURCHASE PRICE.

                  4.1 Closing. The Closing shall take place at the offices of O'Melveny & Myers LLP, 400 South Hope Street, Los Angeles, California, at 9:00 a.m., local time, on the latest to occur of (i) November 15, 1996; (ii) upon the satisfaction of the conditions set forth in Sections 8 and 9 hereof; or (iii) such other date as may be mutually agreed upon in writing by Seller and the Affiliates, on the one hand, and Buyer, on the other hand (the "Closing Date").

                  4.2 Purchase Price. The aggregate purchase price for the Purchased Assets (the "Purchase Price") shall be in the amount of $36,930,000 less only (i) $3,000,000, representing all price adjustments agreed to between Buyer, on the one hand, and Seller and Affiliates, on the other hand, as of the date of execution hereof; (ii) adjustments to reflect the exclusion of assets from the Purchased Assets, which adjustments are permitted only based upon the inability or failure of Seller or any of Affiliates on the Closing Date to deliver good and marketable title to any such excluded assets, free and clear of all liens, encumbrances and interests (except for any permissible liens, encumbrances or interests relating to the Real Estate approved by Buyer in accordance with Section 8.6 of this Agreement), provided that Buyer shall not be entitled to any adjustment to the Purchase Price solely because Seller or Affiliates are unable to produce documents or other evidence of ownership of individual items of tangible personal property comprising Purchased Assets, except in the case of motor vehicles that are both (i) designated Enumerated Assets in paragraph 1 of Schedule 3(A)(1) hereto, and (ii) ownership of which is registered with the California Department of Motor Vehicles or any other appropriate governmental agency; (iii) adjustments to reflect all liabilities assumed by Buyer related to employees' accrued vacation time in accordance with
Section 7.6 hereof, (iv) adjustments to reflect uninsured damage (whether uninsured by reason of the amount of any deductible, limitations on coverage or otherwise) to Purchased Assets between May 10, 1996 and the Closing, (v) adjustments to reflect the exclusion of certain Purchased Assets in accordance with Section 4.9 hereof; and (vi) adjustments to reflect the exclusion of certain Purchased Assets in accordance with Section 4.10 hereof. In the event of a dispute as to the amount or existence of any such adjustment set forth in clauses (ii), (iii),
(iv), (v) or (vi) above, the dispute shall be determined by arbitration in accordance with Section 11.9 hereof. If such arbitration proceedings have not been concluded by the Closing, at the Closing any amount under arbitration shall be paid by Buyer into an Escrow Account to be held pending final determination of the arbitration award and thereafter remitted (together with interest thereon) to Buyer, Seller and Affiliates, as applicable, in accordance with such arbitration award. So long as Seller and Affiliates transfer good and marketable title to materially all of the Purchased Assets to be transferred at the Closing pursuant to the terms and provisions hereof, Buyer's exclusive remedy by reason of Seller's or the Affiliates' failure or inability to transfer good and marketable title shall be to exclude such assets from the Purchased Assets at the Closing and receive an adjustment to the Purchase Price as provided in clause (ii) of this Section 4.2.

                  4.3 Payment to Seller at Closing. At the Closing, Buyer shall pay the Purchase Price (with the amount paid to Seller and Affiliates to be adjusted pursuant to Section 4.2 and reduced to reflect the placement of funds in one or more Escrow Accounts in accordance with this Agreement) by a bank cashier's check or a wire transfer in immediately available funds based on wire transfer instructions to be provided to Buyer by Seller and Affiliates, as applicable, (i) as determined by Seller as follows: $900,000 to Allways, $3,200,000 to B&D, $3,000,000 to Weiner, and $26,830,000 (less the amount of the
Deposit) to Seller; provided, however, that, if the Purchase Price (as adjusted) is reduced below $33,930,000 in accordance with the terms and conditions of this Agreement, the amount to be paid to Seller and each Affiliate shall be reduced pro rata; or (ii) as the Seller may otherwise instruct the Buyer in writing. However, in all events, Seller shall (x) use diligent efforts to re-allocate to Affiliates up to $2,500,000 of the Purchase Price allocated in clause (i) above to Seller to result in an aggregate allocation of up to $9,600,000 (inclusive of the portion of the Purchase Price allocated to Affiliates pursuant to clause (i) above) designated for all Affiliates, but only to the extent necessary to enable Affiliates to pay, satisfy or set aside adequate funds with respect to all of each Affiliate's then-known claims, debts and obligations not otherwise satisfied or released at the Closing; and (y) not reduce the allocation to any Affiliate below the amount set forth in clause (i) above, without the prior written consent of the Affiliate receiving the reduced allocation.

                  4.4 Deposit. Prior to the date hereof, Buyer has deposited $1,500,000 in cash with Seller, which Seller has held in trust in an unencumbered interest bearing account subject to refunds and draw-downs, as referred to in Section I.C(1)(u) of the Motion (but not subject to Section I.C(1)(u)(iii) of the Motion) or otherwise herein (the "Deposit"). Seller has drawn-down from the Deposit in order to pay expenditures related to business operations and management of the Company and Affiliates $1,000,000 of the

Deposit (Seller having made the first two such drawdowns following the Auction Hearing). Seller may, following but only following the satisfaction of the conditions set forth in either clause (i) or (ii) of Section 8.19 hereof) draw down from the Deposit the remaining $500,000 of the Deposit in order to pay expenditures related to business operations and management of the Company and Affiliates. Drawn down amounts shall be held in trust in an unencumbered account or accounts (which account or accounts must be interest bearing until at most 10 days prior to expenditure) until such amounts are actually expended by Seller in connection with the business operations and management of the Company and Affiliates. Refunds of the Deposit, including portions thereof drawn down, shall be accomplished as set forth in Section I.C(1)(u) of the Motion (excluding
Section I.C(1)(u)(iii) of the Motion), except that if this Agreement terminates in accordance with its terms, other than as a result of Buyer's default hereunder (including, without limitation, a termination pursuant to Sections 10.1, 10.5, 10.6 or 10.7 hereof, whether such termination occurs by passage of time or an election by Buyer to terminate), or upon the failure of any condition to Buyer's obligation to purchase the Purchased Assets set forth herein, (i) all of the Deposit and interest thereon, net of any amounts previously drawn down from such Deposit and actually expended on the business operations and management of the Company or its affiliates, shall be returned in cash to Buyer immediately without deduction for claims in the bankruptcy or otherwise, and
(ii) Buyer's right to a refund of such drawn down and expended portion of the Deposit shall have the priority of a priority claim pursuant to Bankruptcy Code
Section 507(a)(2).

                  The Deposit (together with interest earned thereon) will be credited to the Purchase Price payable to Seller as set forth in Sections 4.2 and 4.3, notwithstanding Section I.C(1)(u)(iii) of the Motion or any delays in consummating the Transaction, whether or not such delays are attributable to Buyer.

                  4.5 Instruments of Conveyance and Transfer. On the Closing Date, Seller and Affiliates, as applicable, shall execute and deliver to Buyer
(a) bills of sale quitclaiming title to all personal property included in Purchased Assets, (b) an assignment and assumption agreement (the "Assignment and Assumption Agreement") relating to all Executory Contracts and Leases, and
(c) quitclaim deeds in recordable form for the Real Estate, each in form and substance reasonably satisfactory to Buyer and Seller, together with such other documents as may be reasonably requested by Buyer in order to carry out the Transaction (collectively, together with the Confidentiality Agreements, each guaranty agreement executed in connection with Section 7.11 hereof, the Environmental Agreements and all other documents executed in connection with the consummation of the Transaction, the "Transaction Documents").

                  Buyer and Seller shall, immediately following the execution and delivery hereof, meet and negotiate in good faith the form and content of the Transaction Documents which shall be completed by 11:59 p.m., November 10, 1996. As to the Environmental Agreements, subject to Sections 4.9(f) and 4.10 hereof, the documents comprising the Environmental Agreements are to be substantially in the form attached as

Exhibits A(1) and A(2) hereto, except that (i) a provision shall be incorporated into the Indemnities pursuant to which the parties consent and agree that jurisdiction and venue for all disputes arising thereunder shall be in an appropriate court in Los Angeles County, California (other than any bankruptcy court); (ii) the parties to be released under the Declarations shall be modified to coincide with the parties indemnified under the Indemnities; (iii) Section 16 of the Indemnities shall be modified to include the "Limited Indemnified Parties" as third party beneficiaries of the Indemnities; (iv) Section 1.2 of the Indemnities shall be modified to clarify that the term "Governmental Agency" includes not only governmental agencies or instrumentalities of the United States and states and political subdivisions thereof with jurisdiction over the parties covered by the Indemnities, but also those with jurisdiction over the environmental condition thereof or environmental matters relating thereto; (v) the recitals in the Environmental Agreements shall be modified to properly describe this Agreement, the fee and leasehold interests being transferred and assigned pursuant to this Agreement, and the persons and entities transferring and assigning such interests, as the case may be; (vi) the Environmental Agreements shall include in their coverage each Acquired Site other than any and all Acquired Sites (including, without limitation, the Excluded Site) which may be excluded from the Purchased Assets in accordance with the provisions of
Section 4.9 or 4.10 hereof; and (vii) the Declaration shall be modified to include a provision to the effect that the releases provided for therein shall be binding on Buyer, upon execution and delivery on the Closing Date, whether or not such Declaration is ultimately recorded in the real estate records. In no event shall the Environmental Agreements cover any Acquired Site unless and until such Acquired Site is acquired by Buyer.

                  4.6      Assumption of Liabilities.

                  (a) Responsibilities of Buyer. On the Closing Date, Buyer shall execute and deliver to Seller and Affiliates the Assignment and Assumption Agreement, which shall provide that (i) Buyer shall assume and agree to pay, perform and discharge when due, (aa) all liabilities arising out of events occurring or performance to be made after the Closing Date under Executory Contracts and Leases (including without limitation Post-Closing Paragraph 16 Obligations and Monetary Obligations to Port arising out of events occurring or performance by the tenant to be made after the Closing Date) and (bb)
Non-Monetary Obligations to Port, but (ii) Buyer shall not assume or be responsible for Monetary Obligations to Port arising out of events occurring or performance by the tenant to be made up to and including the Closing Date, the Indemnity Obligation, Pre-Closing Paragraph 16 Obligations, or obligations under paragraph 15 of the Lease relating to liens arising on or prior to the Closing (including without limitation Mechanic's Liens as defined in the Stipulation). Except as expressly provided herein, Buyer shall not assume any liabilities of any kind or nature of Seller, the Company or any Affiliate, whether or not matured, and whether contingent or otherwise.

                  (b) Responsibilities of Seller and Affiliates. Seller and Affiliates shall be responsible for any and all arrearages and cure amounts owing up to and including the Closing Date, and all liabilities arising out of events occurring or performance to be made up to and including the Closing Date, under Executory Contracts and Leases (other than Non-Monetary Obligations to Port), including without limitation Monetary Obligations to Port arising out of events occurring or performance by the tenant to be made up to and including the Closing Date, Pre-Closing Paragraph 16 Obligations and obligations under paragraph 15 of the Lease relating to liens arising on or prior to the Closing (including without limitation Mechanic's Liens as defined in the Stipulation, but specifically excluding those obligations under paragraph 15 of the Lease relating to liens arising out of "work", as defined in the Site Access Agreements). Seller agrees that, as required by Section 3 of the Stipulation, he will reserve from the proceeds of the Transaction the sum of $565,000 which will be set aside for the payment of such Mechanic's Liens if and when and only to the extent that the Bankruptcy Court determines that such Mechanic's Liens are due and payable, with payment or reduction of such reserve to be in accordance with any applicable Bankruptcy Order. Without creating any implication with respect to the interpretation of any other provision of this Agreement, this Section 4.6(b) shall not create any rights in favor of third parties.

                  (c) Segregated Account. On the Closing Date, for the purpose of paying arrearages and cure amounts owing, Seller and Affiliates (as appropriate) shall set aside out of the Purchase Price in a segregated account or accounts an amount equal to the aggregate of all arrearages and cure amounts asserted by counterparties to the Executory Contracts and Leases (except as otherwise permitted or required by any court order). Seller and Affiliates (as appropriate) may withdraw amounts from the segregated account or accounts to pay arrearages and cure amounts upon the approval of the Bankruptcy Court or as otherwise permitted by court order.

                  (d) Orix Lease. Notwithstanding anything to the contrary in this Agreement, in the event that Buyer fails to obtain prior to the Closing the consent of the lessor under the Orix Lease to the assignment of the Orix Lease to Buyer, the Orix Lease shall conclusively be deemed excluded from Executory Contracts and Leases and Seller's assignment thereof to Buyer shall not be a condition to Buyer's obligation to consummate the Transaction.

                  (e) Underwater Survey and Cleanup. In respect of the obligations under paragraph 11.4 of the Lease to complete by February 28, 1997 a survey of submerged land, Seller may in his discretion fulfill such obligation prior to Closing and, if he does not, Buyer shall fulfill such obligation after Closing and on or prior to February 28, 1997. In respect of the obligation to clean up items found by the aforementioned survey (based on the provision in paragraph 11.4 of the Lease requiring the tenant to keep the submerged land free and clear of debris), Seller may in his discretion cause such cleanup prior to Closing and, if he does not, Buyer shall cause such cleanup prior to May 31, 1997. Buyer and Seller shall each reimburse the other for one half of the reasonable costs incurred in obtaining the underwater survey and the cleanup described in this Section 4.6(e), provided that an invoice for such costs incurred is presented to the reimbursing party within 45 days of the rendering of services for which reimbursement is sought.

                  (f)  Interpretation.  (i) As between  Buyer and  Seller,  this
Section 4.6 governs as to obligations under the Lease, notwithstanding any apparently inconsistent provision of the Further Stipulation Between the Trustee and City of Long Beach Regarding Port Lease dated October 30, 1996, and (ii) the Site Access Agreements and the Environmental Agreements have full force and effect as to their subject matters, and the terms and provisions thereof shall control in the event of any inconsistency with the terms of this Section 4.6.

                  4.7 Prorations. All of the types of obligations for which Buyer, on the one hand, and Seller or Affiliates, on the other hand, both would be liable under Executory Contracts and Leases in accordance with Section 4.6 hereof and all utility charges, real or personal property taxes and assessments, both general and special, and rental payments and charges and the like which are attributable to any of the Purchased Assets (including Executory Contracts and Leases) shall be apportioned between Buyer, on the one hand, and Seller and Affiliates, on the other hand, as of the Closing Date. Any item which relates to the period up to and including the Closing Date shall be apportioned to Seller and Affiliates and any item which relates to the period after the Closing Date shall be apportioned to Buyer; provided, however, that this Section 4.7 shall not require Seller or B&D or Allways to pay any amounts in respect of any pre-petition claim not "secured" (as defined in 506(a) of the Bankruptcy Code) by a Purchased Asset. The net amount of any unpaid obligations apportioned to Seller or Buyer pursuant to this Section 4.7 shall be paid in cash by Seller or Buyer (as applicable) upon final determination of the amount of each such unpaid obligation.

                  4.8 Allocation of Purchase Price. Buyer shall have the right to allocate the purchase price of the Purchased Assets, including, without limitation, separate allocations for each parcel of Real Estate, and allocations attributable to liabilities assumed by Buyer. Buyer shall indemnify, defend and hold Seller and Affiliates harmless from any and all claims, demands, fines, penalties, damages, liabilities, losses, costs, expenses, assessments, settlement payments and judgments of any nature whatsoever (including attorneys' fees and other costs and expenses incident to any claim, suit, action or proceeding) resulting from any action of, or actual or asserted obligation to, any taxing authority relating to Seller's or any Affiliate's acquiescence to Buyer's allocation. Buyer and Seller agree (i) to jointly complete and separately file Form 8594 with their respective federal income tax returns for the tax year in which the Closing Date occurs, and (ii) that neither Buyer nor Seller will take a position on any income or gains tax return before any governmental agency charged with the collection of any such tax or in any judicial proceedings that is in any manner inconsistent with the terms of such allocation, without the written consent of Buyer. Nothing contained in this
Section 4.8 shall (i) require Seller or any Affiliate to participate in any fraud on any taxing authority or governmental entity, or (ii) prohibit the payment of the Purchase Price in accordance with Section 4.3 hereof.

                  4.9      Severance of the B&D Site.

                  (a) Mitsui elected, by written notice to Seller on September 18, 1996, to exclude from Purchased Assets that portion of the B&D Site set forth on Exhibit B hereto (subject to adjustment in accordance with Section 4.9(c), the "Excluded Site"). In the event that substantive legal impediments under subdivision or other laws or regulations lead to the inability to accomplish the requested subdivision of the Excluded Site, or in the event that Buyer determines that proceeding with such subdivision would be impracticable (because of costs and expenses relating to such subdivision or other burdens other than potential environmental liability), Buyer, within ten days following a final determination of such inability or impracticability, shall notify Seller of (i) the inclusion or exclusion of the entire B&D Site or such portion as may be necessary to accomplish such subdivision, and (ii) any B&D Assets that Buyer elects to exclude from Purchased Assets and reconvey to Seller or B&D, as appropriate, with a downward adjustment to the Purchase Price calculated in accordance with Section 4.9(b) hereof (provided that in no event shall any Executory Contract or Lease, once conveyed to Buyer, be reconveyed to Seller). In the event that Buyer elects to exclude and reconvey to Seller or B&D, as appropriate, all or a portion of the B&D Assets in accordance with the foregoing, Seller or B&D, as appropriate, shall within 45 days of the notice of such election remove or cause to be removed B&D Assets owned by it from any portion of the B&D Site not owned by it. Upon the earlier of such removal or the expiration of such 45 day period, Buyer shall bear no risk or liability in connection with any loss or destruction of or damage to any such asset during the period which such asset remains on the B&D Site.

                  (b) The amount of any downward adjustment to the Purchase Price contemplated by Section 4.9(a) above shall be (i) in the event the entire B&D Site (and any or all or none of the B&D Assets are excluded from the Purchased Assets), $2,400,000 in respect of the B&D Site and the B&D Assets; and
(ii) in the event that less than the entire B&D Site is excluded from the Purchased Assets, such amount (in no event more than $2,400,000) as shall be determined by mutual agreement between Buyer and Seller and, if mutual agreement cannot be timely reached, by an arbitration proceeding held in accordance with
Section 11.9 hereof, provided, however, that in no event shall a further reduction to the Purchase Price be made with respect to the Excluded Site.

                  (c) The boundary lines of the Excluded Site, as set forth on Exhibit B hereto, are subject to adjustment to ensure complete containment of the Hydrocarbon Contamination if, following an examination of the B&D Site, GeoMatrix Consulting, Inc. (or another nationally-recognized environmental consulting firm selected by Buyer to conduct such examination) reasonably determines (which determination must be made, if at all, within 30 days following execution and delivery of this Agreement) that the boundary lines set forth on Exhibit B hereto fail to completely contain the Hydrocarbon Contamination within the Excluded Site. Such adjustments to the boundary lines of the Excluded Site shall not result in an adjustment to the Purchase Price.

                  (d) If it is not possible to accomplish the subdivision or severance of the Excluded Site prior to the Closing, the portion of the B&D Site to be conveyed to Buyer shall not be conveyed at the Closing, but shall be conveyed immediately upon completion of such subdivision or severance and (i) Buyer shall be entitled to use, lease or license such portion of the B&D Site (other than the Excluded Site) as Buyer elects, pursuant to a written lease or license agreement in form reasonably acceptable to Buyer and Seller (to be executed by Buyer and Seller) until subdivision, severance or exclusion of the Excluded Site, for such purposes consistent with the current and past use of the B&D Site (and only for such purposes), as it is legally permissible to do, provided that no rent or fees shall be payable by Buyer other than payment of the Purchase Price and the payment of amounts pursuant to Section 4.9(e) below and the other provisions of this Section 4.9; and (ii) Buyer shall be entitled to remove any or all B&D Assets acquired by Buyer from any portion of the B&D Site not so used, leased or licensed by Buyer. Following the Closing, Buyer shall, except as provided in Section 4.9(a) above, bear all risk and liability in connection with any loss or destruction of or damage to or caused by any B&D Asset acquired by Buyer.

                  (e) In the event that the requested subdivision or severance of the Excluded Site is not accomplished on or prior to the Closing Date, as additional consideration for the use and enjoyment of the portion of the B&D Site (other than the Excluded Site) used, leased or licensed by it, Buyer shall be responsible for the payment of (which shall be reflected in a written lease or license agreement) the following with respect to such portion of the B&D Site (other than the Excluded Site) from the date of its first possession of such premises to and including the date that Buyer acquires such portion of the B&D Site or the date that the B&D Site has both been vacated by Buyer and excluded from the Purchased Assets in accordance with Section 4.9(a) above:

                  (i) All taxes and assessments of any nature whatsoever, including but not limited to excise taxes, ad valorem taxes, ad valorem and specific lien special assessments and gross receipts taxes, if any, levied upon or applicable to such portion of the B&D Site (other than the Excluded Site);

                  (ii) Insurance premiums on all property and liability insurance in respect of such portion of the B&D Site and the B&D Assets, which Buyer shall arrange with substantially the same coverage as maintained by Seller on the Closing Date; and

                  (iii) Any other fees, costs, charges and expenses (including, without limitation, utility charges and maintenance and repair costs) arising in connection with or relating to Buyer's use and occupancy of the B&D Site (excluding Seller's legal fees and expenses).

In no event shall Mitsui or Buyer be responsible for any costs, fees, expenses or liabilities of any kind relating to the transactions contemplated by Section 4.9(d)(i) other than those expressly provided for in this Section 4.9(e), Section 4.9(g) below, or in the written lease or license agreement executed by Buyer under Section 4.9(d) above.

                  (f) Without limiting Buyer's obligations under Section 4.9(g) below, the Environmental Agreements shall be modified to exclude therefrom coverage of any and all indemnities and other obligations and liabilities of or relating to Mitsui or Buyer with respect to any portion of the B&D Site until such time, if any, as Seller conveys to Buyer good and marketable title thereto, free and clear of all liens, encumbrances and interests (except for any permissible liens, encumbrances or interests relating to the Real Estate as set forth in Section 8.6 of this Agreement). If Buyer does not acquire the Excluded Site, the Environmental Agreements shall exclude coverage of the Excluded Site. Mitsui shall in all events remain liable under each Site Access Agreement to which it is a party.

                  (g) Buyer shall indemnify, defend and hold Seller harmless from any and all claims, demands, damages, liabilities, losses, costs, expenses, assessments, settlement payments, fines, penalties, actions, causes of action, obligations and judgments of any nature whatsoever (including attorneys' fees and other costs and expenses incident to any claim, suit, action or proceeding) suffered or incurred by Seller to any person or entity as a result of the use or occupancy of the B&D Site by Buyer, including, without limitation, any of the foregoing incurred by Seller relating to environmental contamination caused by Buyer's use or occupancy.

                  (h) In the event that the requested subdivision or severance of the Excluded Site is not accomplished on or prior to the Closing Date, Buyer shall remit $2,400,000 of the Purchase Price into a separate Escrow Account to be held, for a period (the "escrow period") not exceeding 180 days following the Closing, pending the requested subdivision or severance of the Excluded Site from the B&D Site. In all events, interest earned on such escrowed funds shall belong to Seller to the extent such interest earnings are paid as "adequate assurance" payments to lenders whose obligations are secured by the B&D Site. Any remaining interest earned on such escrowed funds shall be apportioned in accordance with the payment to Buyer or Seller of such escrowed funds. Within ten (10) days prior to the expiration of the escrow period, Buyer and Seller shall meet to discuss in good faith an extension thereof (provided that among the bases on which Seller may refuse to agree to such an extension would be the absence of reasonable prospects to effect a subdivision or severance within a reasonable time or the lack of consent by lenders whose loans are secured by the B&D Site). If at any time prior to the expiration of the escrow period, as the same may be extended, Buyer makes a final determination in accordance with
Section 4.9(a) hereof to: (i) exclude the entire B&D Site, the $2,400,000 deposit in such Escrow Account shall be immediately returned to Buyer, or (ii) acquire the entire B&D Site, the $2,400,000 on deposit in such Escrow Account shall be immediately paid to Seller, or (iii) exclude a portion of the B&D Site less than the entire B&D Site, upon the conveyance of the included portion of the B&D Site, a portion of the $2,400,000 deposit in such Escrow Account equal to the Purchase Price downward adjustment determined in accordance with Section 4.9(a) shall be immediately returned to Buyer and the balance of the $2,400,000 shall be immediately paid to Seller. Upon the expiration of the escrow period, as the same may be extended, if Buyer has not made a final determination to include or exclude all or a portion of the B&D Site in accordance with Section 4.9(a), then the entire B&D Site shall be conclusively deemed excluded from the Purchased Assets and the $2,400,000 on deposit in such Escrow Account shall be immediately returned to Buyer.

                  (i)  Buyer  shall  pay  all  costs  in  connection   with  the
subdivision or severance process (including, without limitation, application fees, costs of preparing any plans or maps and any revisions thereto, costs of any environmental impact reports and fees in connection therewith, costs of complying with all conditions imposed in obtaining the required approvals, including, without limitation, the costs of constructing any on-site or off-site improvements which may be required, and the cost of posting any necessary bonds (which may only be posted in Buyer's name) other than the cost of bonds to the extent that they relate to the payment of property taxes with respect to the Excluded Site, and shall be entitled to process any such subdivision or severance of the B&D Site using its own agents and attorneys. Buyer shall process such subdivision or severance in accordance with all applicable laws and Seller shall have no liability in connection therewith. Each of Buyer and Seller shall execute, or cause to be executed, such applications, documents and other papers and use its diligent efforts to perform such further acts as may be reasonably required or desirable to carry out the subdivision or severance of the Excluded Site; provided that (x) Seller shall in no event be required to join in or take any action or to sign any application, document or paper which would have the effect of binding the B&D Site prior to the date the subdivision or severance actually becomes effective, nor shall Buyer execute any application, document or paper or take any action which would have such effect; and (y) Seller shall in no event be required to initiate or join in any court action or proceeding against any third party in connection with the proposed subdivision or severance. Concurrently with its submission to the applicable governmental authorities, Buyer or Seller, as the case may be, shall provide the other with true and complete copies of all documents, applications and other materials filed or submitted in connection with the subdivision or severance process contemplated herein. Without limiting the generality of the foregoing, if required by such subdivision or severance process and if permitted under applicable law and this Agreement, Seller shall cooperate with the filing of a lot-line adjustment application with the City of El Monte, California, including executing, and returning to Buyer for filing, any necessary forms and application within two days (exclusive of weekends and holidays) of Seller's receipt thereof from Buyer.

                  4.10 Exclusion of Affiliates. In the event of Seller's inability to allocate to any Affiliate sufficient cash to pay and satisfy or set aside cash for all of such Affiliate's then-known claims, debts and obligations that are not otherwise satisfied or released at the Closing, or in the event that a Bankruptcy Order is not obtained by December 15, 1996 with respect to either or both of B&D and Allways, Mitsui or Buyer, by written notice to Seller on or prior to the Closing Date, may elect in its sole and absolute discretion to waive Buyer's condition to consummate the transaction set forth in Sections 8.4, 8.5 and 8.8 in relation to such failure. If such election is made, the Allways

Site and the Allways Assets (if the failure relates to Allways), the B&D Site and some or all of the B&D Assets (if the failure relates to B&D) and the Weiner Site and the Weiner Assets (if the failure relates to Weiner) shall at the option of the Buyer be excluded from the Purchased Assets at the Closing, with pre-determined downward adjustments to the Purchase Price calculated in accordance with the following three sentences. In the event that the Allways Site and the Allways Assets are so excluded, the Purchase Price shall be reduced by $1,150,000 in respect of the exclusion of both the Allways Site and the Allways Assets. In the event that the B&D Site and the B&D Assets are so excluded, the Purchase Price shall be reduced by $3,200,000, representing $2,400,000 in respect of the exclusion of the B&D Site and $800,000 in respect of the exclusion of the B&D Assets, and if the B&D Site but not the B&D Assets are so excluded the Purchase Price shall be reduced by $2,400,000. In the event that the Weiner Site and the Weiner Assets are so excluded, the Purchase Price shall be reduced by $3,000,000 in respect of the exclusion of both the Weiner Site and the Weiner Assets. In the event that any portion of the Acquired Sites is excluded from the Purchased Assets, the Environmental Agreements shall be modified as provided in Section 4.5 hereof to exclude such Acquired Site from coverage thereunder. In the event that the conditions set forth in Section 9.6 would otherwise fail, Buyer at its option may elect to exclude the Weiner Site and the Weiner Assets with an adjustment to the Purchase Price of $3,000,000, or to exclude a particular Executory Contract or Lease that would otherwise cause such failure (without any adjustment to the Purchase Price).

         5.       REPRESENTATIONS OF SELLER.

                  Except for the following, Seller makes no representations whatsoever to Buyer:

                  5.1 No Broker. No broker, finder, agent or similar intermediary has acted for or on behalf of Seller in connection with this Agreement or the Transaction, and, no broker, finder, agent or similar intermediary is entitled to any broker's, finder's or similar fee or other commission in connection therewith based on any agreement, arrangement or understanding with Seller or any action taken by Seller. Seller agrees to indemnify, defend and hold Mitsui and Buyer harmless from and against damages or costs incurred by reason of any assertions of such employment or incurrence. Notwithstanding the foregoing, the parties acknowledge that Seller has engaged Robert Lewon to assist in the efforts to dispose of the Purchased Assets and agree that the Seller or Affiliates shall be responsible for the payment of all compensation to Mr. Lewon in connection therewith.

                  5.2 Due Execution and Enforceability. On the date hereof, subject to obtaining the Bankruptcy Orders, and at the Closing, the execution, delivery and performance by Seller of this Agreement and all Transaction Documents to which it is party have been duly and validly authorized by all necessary action on the part of Seller and this Agreement and all Transaction Documents to which it is a party (assuming the due execution and delivery by Buyer) constitute the legally valid and binding obligation of Seller enforceable against Seller in accordance with their respective terms. On the date which is seven days immediately following the date of execution and delivery of this Agreement by Buyer and Seller, subject to obtaining the Bankruptcy Orders, and at the Closing, the execution, delivery and performance by each Affiliate of this Agreement and all Transaction Documents to which it is party will have been duly and validly authorized by all necessary action on the part of each Affiliate, and this Agreement and all Transaction Documents to which it is a party shall (assuming the due execution and delivery by Buyer) constitute the legally valid and binding obligation of each such Affiliate enforceable against each such Affiliate in accordance with their respective terms.

         6. REPRESENTATIONS AND WARRANTIES OF BUYER. Buyer represents and warrants to Seller and each Affiliate as follows:

                  6.1 Organization. Buyer is duly organized, existing and in good standing under the laws of its jurisdiction of organization.

                  6.2 Corporate Power and Authority of Buyer. Buyer has the power and authority under its constituent documents to execute and deliver this Agreement and to perform fully its obligations hereunder. Buyer has taken all necessary action to authorize the execution, delivery and performance of this Agreement and the consummation of the Transaction. This Agreement has been duly executed and delivered by Buyer and, assuming the due execution and delivery by Seller, constitutes the valid and binding agreement of Buyer, enforceable against Buyer in accordance with its terms.

                  6.3 No Defaults. The execution and delivery of this Agreement and the consummation of the Transaction will not conflict with or result in any violation of Buyer's operating agreement or any statute, regulation, order, judgment or decree applicable to Buyer or any contract or agreement to which Buyer is a party or to which it or its assets are otherwise bound.

                  6.4 Financing. At the Closing, Buyer will have funds sufficient to enable Buyer to carry out its obligations under this Agreement.

                  6.5 No Broker. Neither Buyer nor any of its members, agents or employees have employed or incurred any liability to any broker, finder or agent for any brokerage fees, finder's fees, commissions or other amounts with respect to the transactions contemplated by this Agreement. Buyer agrees to indemnify, defend and hold Seller and each Affiliate harmless from and against damages or costs incurred by reason of any assertions of such employment or incurrence.

         7.       COVENANTS.

                  7.1 Permits and Consents: Modification of Leases. Each of Seller, the Company, Affiliates and Buyer shall furnish promptly to the other all information

(excepting information subject to attorney-client privilege or subject to any rights of any third party) that is in its possession and not otherwise available to the other that the other may reasonably request in connection with any filing with a governmental body or regulatory authority to be made by it. Seller shall permit Buyer, if Buyer so elects, to negotiate modifications to the Executory Contracts and Leases listed on Schedule 1(B), on terms acceptable to Buyer, such modifications to be effective only upon consummation of the Transaction; provided, however, that Buyer's inability to obtain such desired modifications shall not give rise to a condition to Buyer's obligation to consummate the Transaction.

                  7.2 Confidentiality; Publicity. All information disclosed in writing and designated in writing as confidential by Buyer (or its representatives) and Joint Venture Party (or its representatives) after the date hereof, in connection with the transactions contemplated by, or the discussions and negotiations preceding, this Agreement to counsel to Seller shall be kept confidential by such counsel, Seller, Affiliates and the Company and shall not be used other than as contemplated by this Agreement, except to the extent that such information (i) was known by the recipient when received, (ii) is or hereafter becomes lawfully obtainable from other sources, (iii) is necessary or appropriate to disclose under applicable laws, including bankruptcy laws, or
(iv) to the extent such duty as to confidentiality is waived in writing by Buyer. If this Agreement is terminated, Seller (or their respective representatives) shall use all reasonable efforts to return upon written request from Buyer or Joint Venture Party, respectively, all documents (and reproductions thereof) received by them or their representatives from Buyer or Joint Venture Party, respectively (and, in the case of reproductions, all such reproductions made by the receiving party) that include information not within the exceptions contained in the first sentence of this Section 7.2, unless the recipients provide assurances reasonably satisfactory to Buyer or Joint Venture Party, as the case may be, that such documents have been destroyed.

                  Buyer and Seller shall endeavor to coordinate any publicity relating to the Transaction and this Agreement. Prior to Closing, neither party shall issue any press release, publicity statement or other public notice relating to the Transaction or this Agreement without active consultation with the other party hereto, unless required or appropriate under applicable laws, including bankruptcy laws.

                  7.3      Access to Books and Records.

                  (a) From the date hereof up to and including the Closing Date, Buyer and its agents and Joint Venture Party and its agents shall have reasonable access (subject to attorney-client privilege and subject to any rights of any third party to the extent thereof) during normal business hours and on reasonable notice to inspect or review the Purchased Assets and any properties, books and records (whether in printed, electronic or other form) maintained by or otherwise available to Seller, the Company or Affiliates, or with respect to records in the possession of governmental agencies which could with Seller's reasonable effort be made available to Buyer, relating to the

Purchased Assets, the Company or its Affiliates. All tests and inspections conducted by any party pursuant to this Section 7.3(a) shall be deemed to be "Work" under the Site Access Agreements to which Mitsui's indemnification and other obligations thereunder apply.

                  (b) After the  Closing  and prior to January 1, 1998,  Seller, each Affiliate, counsel for the Committee of Creditors Holding Unsecured Claims in connection with the Case (the "Committee") and their respective agents (including, without limitation, accountants) shall have reasonable access during normal business hours and on reasonable notice to inspect (subject to attorney-client privilege or subject to any rights of any third party) the Purchased Assets consisting of books, records and similar tangible property existing at or prior to the Closing Date solely with respect to administration of the Case; provided, however, that, prior to such access any such person requesting access shall execute in favor of Buyer a confidentiality agreement, on terms satisfactory to Buyer and such person seeking access (which such terms shall be consistent with Buyer seeking to prohibit dissemination of all information contained in such books, records and similar tangible property to competitors or potential competitors, suppliers and customers and with Seller, the Committee and Affiliates, as applicable, seeking to gain access to such books, records and similar tangible property solely to further the administration of the Case and the bankruptcy cases of Allways and B&D and any other affiliate of the Company), with respect to all information provided to such person during such access; and provided further that in no event shall information provided to such person during such access be provided to any member of the Committee. Buyer shall provide such person requesting access with reasonable space within which to conduct such inspection. To the extent reasonably necessary in connection with the administration of the Case or any bankruptcy case of any affiliate of the Company, including any Affiliate, or any litigation, resolution of claims or windup of the Company, Affiliates or any other affiliate of the Company, Seller, or the debtor or the trustee of any such bankruptcy shall have the right to use the books and records contained in the Purchased Assets, including, without limitation, the originals thereof, but such originals shall be returned as soon as possible.

                  (c) Buyer also agrees that, for a period of nine months following the Closing Date, it will reasonably cooperate with purchasers or prospective purchasers of the capital stock of affiliates of the Company or of any assets of such affiliates or of the Affiliates or the Company other than Purchased Assets in providing access to Purchased Assets consisting of books, records and similar tangible property existing at or prior to the Closing and access to Buyer's employees (provided that such access does not interfere with the conduct of the business of Buyer) who are former employees of the Company or any Affiliate and who are knowledgeable about such assets or the business and affairs of such other affiliates, all on reasonable terms mutually agreed by Buyer and Seller; provided that any such purchaser or prospective purchaser shall execute and deliver to Buyer a confidentiality agreement as described in
Section 7.3(b) above (with such terms as shall be consistent with Buyer seeking to prohibit dissemination of all information contained in such books, records and similar tangible property to competitors or potential competitors, suppliers and customers and with such purchaser or prospective purchaser seeking to gain access to such books, records and similar tangible property solely to assess its interest in purchasing the capital stock of affiliates of the Company or of any assets of such affiliates or of the Affiliates or the Company other than Purchased Assets).

                  (d) For a reasonable period of time following the Closing, which shall not be less than 60 days and shall, in any event, extend for so long as Seller, Affiliates and their respective employees, agents, attorneys and consultants have possession of the same, Buyer and its agents shall have reasonable access during normal business hours and on reasonable notice to inspect any properties, books and records (whether in printed, electronic or other form) maintained by or otherwise available to Seller relating to the Purchased Assets, the Company or Affiliates. Seller, Affiliates and their respective employees, agents, attorneys, consultants shall make available to Buyer at their then locations all such books and records (whether in printed, electronic or other form) that are not subject to attorney-client privilege or third party privacy rights at such time as Seller or the Affiliates desire to cease maintaining, or otherwise discard or destroy, such books and records.

                  (e) Buyer agrees, for a period of two years following the Closing Date, not to destroy any Purchased Assets, consisting of books, records and similar tangible property existing at or prior to the Closing Date unless Seller and Affiliates shall have certified in writing that access is no longer required with respect thereto; provided however, that prior to the expiration of such two-year period, upon written request of Buyer, Seller and Affiliates shall at their election either remove any such books and records from the Acquired Sites or certify in writing that access is no longer required with respect thereto and permit Buyer to destroy such books and records.

                  (f) Nothing contained in this Section 7.3 shall govern the rights of Buyer, Mitsui, Seller or any Affiliate in the event of the issuance of any subpoena with respect to any information or documents. In such case, Buyer, Mitsui, Seller and Affiliates reserve all rights to contest such subpoena without regard to any provision contained in this Section 7.3.

                  7.4 Arrangements with Others. Prior to May 22, 1998, neither Buyer nor any of its affiliates will form a joint venture relating to or otherwise share ownership of the Purchased Assets with Schnitzer. Buyer may negotiate with and enter into agreements with an operator for and investors in up to 50% of the Purchased Assets other than Schnitzer, if such operator and investors agree to be bound by a confidentiality agreement substantially in the form of the Confidentiality Agreement (as modified by this Agreement) prior to the Closing.

                  7.5 Removal of Property. Within 45 days following the Closing with respect to assets listed as "Excluded Tangible Assets" on Schedule 3(A)(2) hereto, and within 45 days following notice by Mitsui or Buyer to Seller (which such notice shall in no event be delivered by Buyer or Mitsui later than 45 days following the Closing) with respect to any other asset which is not a Purchased Asset, Seller or an Affiliate, as appropriate, shall cause to be removed from the Acquired Sites, at Seller's or Affiliate's, as appropriate, expense, all tangible personal property located thereon other than Purchased Assets. If Mitsui or Buyer determines prior to the Closing Date that an asset to be removed will interfere with the commencement or continuation of business operations at any Acquired Site, Buyer may provide reasonable notice to Seller or an Affiliate, as appropriate, of such interference and Seller or such Affiliate, as appropriate, shall take reasonable steps at its election, either to remove such asset from the Acquired Sites or to relocate such asset to another location on the Acquired Site in a manner that eliminates such interference. Buyer shall make available to Seller or such Affiliate, as appropriate, employees of Buyer (if and to the extent such availability would not interfere with the conduct of the business of Buyer) to assist Seller or such Affiliate in connection with such removal, all on reasonable terms mutually agreed by Buyer, on the one hand, and Seller or such Affiliate, on the other hand. Seller and each Affiliate expressly acknowledge that Buyer shall bear no risk or liability in connection with any loss or destruction of or damage to any such asset that is not a Purchased Asset during the period that such asset remains on any Acquired Site. In the event Buyer incurs any reasonable expense in removing any such tangible personal property (other than Purchased Assets) after the Closing and the failure of Seller or such Affiliate to remove within the applicable period set forth above in this Section 7.5, Seller or such Affiliate, as appropriate, shall forthwith reimburse Buyer for the full amount of such reasonable expense. At or prior to the Closing, Seller shall, at its own expense, cause to be removed and disposed of in compliance with applicable law waste comprised of a dirt pile located at or near the Lindemann Shearing Machine from the Berth 118 Site.

                  7.6      Employment.

                  (a) In light of the fact that the Company and Affiliates are selling substantially all of their assets, and have decided to terminate (or continue the employment in other aspects of the Company's or its affiliates' affairs) all of their employees at the Acquired Sites, the Seller, the Company and Affiliates will cause each of their employees who are not hired by Buyer to vacate the Acquired Sites at or prior to the Closing. Buyer shall have no obligation to hire any of the employees of the Company or Affiliates or any of their affiliates, or to assume any collective bargaining agreement of the Company or any of its affiliates, including the Affiliates. As between Seller, the Company and Affiliates, on the one hand, and Buyer, on the other hand, Seller, the Company and Affiliates shall retain sole and full responsibility for any and all obligations arising out of the employment or the termination of employment by Seller, the Company and Affiliates or any of their affiliates of employees prior to the Closing, including without limitation accrued salaries, sick leave, severance pay, medical insurance or benefits, vacation benefits, employee benefit or retirement plans, or any other liabilities, and Buyer shall have no responsibility for any of the foregoing obligations; provided, however, that to the extent any employee of the Company or the Affiliates is offered (and accepts) employment with Buyer, Buyer shall recognize and be fully responsible for such employee's full accrued vacation time and Buyer shall be credited at Closing with an adjustment to the Purchase Price to reflect the economic value, determined at the time of the Closing, of the liability assumed in connection therewith.

                  (b) In the event that, at Closing, Seller or the applicable Affiliate notifies Buyer in writing of uncertainty concerning whether Buyer will be required to assume responsibility for designated employees' full accrued vacation time, Buyer shall remit the amount of the adjustment to the Purchase Price which corresponds to such accrued vacation time into an Escrow Account for a period not in excess of 30 days from the Closing Date pending resolution of whether Buyer shall assume such responsibility. In the event Seller or the applicable Affiliate notifies Buyer that such liability is not to be assumed by Buyer, the corresponding amount shall be released from such Escrow Account and remitted to Seller or the applicable Affiliate. Otherwise, at the end of such 30 day period, all amounts on deposit in such Escrow Account (including accrued interest thereon) shall be remitted to Buyer and Buyer shall assume such responsibility with respect to the corresponding accrued vacation time.

                  (c) Notwithstanding the Confidentiality Agreements, Buyer may contact employees of the Company and Affiliates and may offer employment to any of the employees of the Company or any of its Affiliates to commence after the Closing.

                  7.7 Conduct of Business; Preservation of Organization. From and after the date of this Agreement and until the Closing Date, except with Buyer's prior written consent, and subject to the provisions of the Bankruptcy Code and the customary responsibilities of Chapter 11 trustees, Seller and Affiliates shall:

                  (a) use their diligent efforts (which shall not include the expenditure by Seller or any Affiliate of amounts in excess of amounts it ordinarily and customarily expended with respect to such matters) to (i) preserve the Company's and Affiliates' business organization and goodwill intact; (ii) retain the services of their key employees; and (iii) maintain their existing relationships with suppliers, customers and others so that they will be preserved for Buyer on the Closing Date (provided, that a bankruptcy filing and any Tonnage Drop-Off that would not give rise to a failure of the condition set forth in Section 8.1(ii) hereof, with respect to B&D or Allways, by themselves, shall not constitute a failure to satisfy Section 7.7(a)(i), (ii) or (iii));

                  (b) not, without the prior written consent of Mitsui or Buyer, which shall not be unreasonably withheld, amend, waive, extend, otherwise modify or terminate any of the Executory Contracts or Leases, other than such amendments, waivers, extensions, or other modifications provided for in stipulations filed with the Bankruptcy Court prior to the date hereof as set forth on Schedule 8.11 hereto;

                  (c) not, without the prior written consent of Mitsui or Buyer, which shall not be unreasonably withheld, materially increase the level of compensation to any officer, director or employee of the Company or any Affiliate; provided, however, that

Seller or the applicable Affiliate, as the case may be, may at its election pay a one-time bonus to each of Keiko Nakano, Craig Samples, Takashi Sato, Toshiro Tsunenari and Stephen Weiner for services rendered prior to the Closing Date; and

                  (d) use diligent efforts not to encumber or dispose of, in any fashion, any of the Purchased Assets or any interest therein, except that the Company and its Affiliates may grant security interests in Purchased Assets securing not more than an aggregate of $5,000,000 between May 10, 1996 and the Closing Date, with prompt written notice to Buyer of each such encumbrance.

                  7.8 Exclusive Negotiations; No Solicitation. Without Buyer's prior written consent, between the date of this Agreement and the Closing Date, Seller, the Company and Affiliates shall not sell, agree to sell, or solicit any offer or engage in any negotiations (other than with or to Buyer) for the sale of any of the Purchased Assets. Notwithstanding the foregoing, Seller may continue discussions with Schnitzer in accordance with the Motion, whose rights, if any, are subject to Buyer's rights hereunder, if and to the extent consistent with or in furtherance of Sellers efforts to sell the Purchased Assets to Buyer.

                  7.9 Hart-Scott-Rodino Cooperation. Buyer and Seller will cooperate with each other and move quickly to comply with, and provide information required by, the premerger notification and waiting period rules of the Hart-Scott-Rodino Antitrust Improvements Act of 1976 codified in Section 18a of Title 15, U.S. Code), in any Federal Trade Commission regulations, and in any provisions or regulations of or relating to the Clayton Act.

                  7.10 Environmental Agreements. At the Closing, Buyer will execute and deliver to Seller (in recordable form, where applicable) the Environmental Agreements with respect to each Acquired Site.

                  7.11 Guarantee. At the Closing, Mitsui will execute and deliver guarantees, in form and content reasonably, (i) satisfactory to Mitsui and Seller, to the Seller in favor of each "Indemnified Party" and "Limited Indemnified Party" under the Environmental Agreements (as both such terms are defined therein) of the obligations of Buyer thereunder, and (ii) satisfactory to Mitsui and the City of Long Beach, in respect of Buyer's obligations under the Lease. In the event that Buyer assigns its interest hereunder to Acquiring Entity in accordance with Section 11.7 hereof, the guarantee required under
Section 7.11(ii) shall, with the prior written consent of the City of Long Beach, be satisfied by the execution and delivery by each of Buyer and Joint Venture Party of a guarantee of the obligations set forth in this Section 7.11(ii), pro rata according to their respective percentage equity ownership of Acquiring Entity. Buyer's success in obtaining such consent shall not constitute a condition to Buyer's obligation to consummate the Transaction.

                  7.12 Sales and Use Tax. Buyer shall timely pay to the appropriate taxing authority all sales, use and transfer taxes (including, without limitation, documentary transfer taxes) payable in connection with the Transaction.

                  7.13 Further Assurances. Each of Buyer, Seller and the Affiliates shall execute, or cause to be executed, such documents and other papers and perform such further acts as may be reasonably required or desirable to fulfill its obligations under this Agreement and to give effect to the Transaction. Each of Buyer, Seller and the Affiliates shall use its diligent efforts to fulfill or obtain the fulfillment of the conditions to the Closing.

                  7.14 Due Execution, Etc. Subject to obtaining any required bankruptcy court orders, Seller covenants that as soon as practicable, but in no event later than the date which is seven days immediately following the date of execution and delivery of this Agreement by both Buyer and Seller, (i) the execution, delivery and performance of this Agreement and all Transaction Documents to which they are signatories by Affiliates will have been duly and validly authorized by all necessary action on the part of Affiliates; and (ii) this Agreement and all Transaction Documents to which they are signatories will constitute the legally valid and binding obligations of Affiliates enforceable against Affiliates in accordance with their respective terms. In the event such authorization has not been obtained, and this Agreement and the Transaction Documents do not constitute the legally valid and binding obligations of Affiliates enforceable against the Affiliates in accordance with their respective terms by the date which is seven days immediately following the date of execution and delivery of this Agreement by both Buyer and Seller, Buyer may at its sole election terminate this Agreement in accordance with Section 10.4 hereof.

         8. CONDITIONS PRECEDENT TO BUYER'S OBLIGATIONS TO CLOSE. The obligations of Buyer to consummate the Transaction is subject, at its option, to the fulfillment on or prior to the Closing Date of each of the following conditions, each of which Buyer and Seller shall use diligent efforts to cause to be fully and timely satisfied, and any of which may be waived by Buyer:

                  8.1 Conduct of Business. From May 10, 1996 through the Closing, the Company and Affiliates shall have (1) conducted their respective businesses in a manner which is consistent with their practices since the appointment of Seller as trustee of the Company's bankruptcy estate, except for
(i) increases in the business level of the Company and Affiliates from time to time to facilitate shipment of ferrous and nonferrous scrap) and (ii) any bankruptcy filing with respect to B&D or Allways and any reduction in business thereafter which does not result in a Tonnage Drop-Off of 20% or more with respect to either or both of B&D and Allways, (2) maintained their books and records either in accordance with past practices since the commencement of the Company's bankruptcy proceeding or in a reasonable manner, (3) maintained the Purchased Assets in the same condition and repair as they were in on May 10, 1996, except for ordinary wear and tear and casualty (it being understood and agreed by the parties hereto that casualty related to the Purchased Assets shall be treated in accordance with Sections 4.2, 8.3, 8.5 and 8.6), and (4) maintained or caused to be maintained, with financially sound and reputable insurers, insurance with respect to the Purchased Assets and the businesses of the Company and Affiliates against loss, damage or theft in amounts and of types not materially less than maintained by the Company and Affiliates as of the date hereof and disclosed to Mitsui and Buyer.

                  From May 10, 1996 and from the date hereof through the Closing, the Company and Affiliates shall not have (i) materially increased the level of compensation to any officer, director or employee (excepting one-time bonuses to employees as set forth in Section 7.7(c) hereof); or (ii) encumbered or disposed of, in any fashion, any of the Purchased Assets or any interest therein, except that the Company and Affiliates may grant security interests in Purchased Assets securing not more than an aggregate of $5,000,000 between May 10, 1996 and the Closing, with prompt written notice to Buyer of each such encumbrance, which such encumbrances shall be unconditionally terminated on the Closing Date.

                  8.2 Access; Confidentiality. Buyer and its representatives shall between the date hereof and the Closing have had unlimited access at reasonable times (subject to any attorney-client privilege or subject to any rights of any third party) to the properties, books, records (whether in printed, electronic or other form) and employees of the Company and Affiliates, to the extent the same are in the possession of Seller, the Company or Affiliates, or to the extent access can be provided to Buyer upon reasonable efforts of Seller, the Company or Affiliates. Buyer may engage one or more independent contractors, which will be instructed by Buyer to comply with the terms of the Confidentiality Agreements in favor of Seller and the Affiliates to which Mitsui & Co., Ltd. is a party.

                  8.3 No Material Adverse Change. No material adverse change shall have occurred from May 10, 1996, and from the date hereof, through the Closing in the ownership, condition, existence or location of the Purchased Assets, or to the Company or the operations of the Affiliates, taken as a whole; provided, however, that a bankruptcy filing with respect to any Affiliate, by itself, shall not constitute a material adverse change for purposes of this
Section 8.3; and provided further that a reduction in business following a bankruptcy filing with respect to any Affiliate which results in a Tonnage Drop-Off of 20% or more with respect to either or both of B&D and Allways shall be deemed a "material adverse change" for purposes of this Section 8.3 and a reduction in business following a bankruptcy filing with respect to any Affiliate which results in a Tonnage Drop-Off of less than 20% with respect to either or both of B&D and Allways shall not be deemed a "material adverse change" for purposes of this Section 8.3. Mitsui and Buyer further acknowledge that Weiner has obtained a one million dollar line of credit loan (the "Credit Line") and agree that Weiner's having obtained the Credit Line shall not by itself be deemed a "material adverse change" for purposes of this Section 8.3 or otherwise be deemed a failure of any condition set forth in Section 8.1 or to violate any covenant set forth in this Agreement so long as any security interest in any

Purchased Assets related thereto is unconditionally terminated on or prior to the Closing Date and any amounts outstanding with respect thereto shall have been fully paid or released on or before the Closing.

                  8.4 Bankruptcy Order. An order or orders of the bankruptcy court or courts having jurisdiction over cases of the Company, Allways and B&D (cases having been commenced with respect to B&D and Allways, and any case not, without the prior written consent of Mitsui or Buyer, having been commenced with respect to Weiner) which relate to the Transaction (the "Bankruptcy Orders") shall have been entered for a period no less than eleven days prior to the Closing, and on the date of the Closing shall be fully effective and unstayed. Among other requirements, the Bankruptcy Orders shall conform in all material aspects to the provisions of Section I.C(1)(s) of the Motion, and shall, as to Seller, the Company and each Affiliate:

(i)      be acceptable in form and substance to Buyer;

(ii) have been entered upon notice acceptable to Buyer, including without limitation (a) individual notice served upon all known parties in interest; and (b) publication notice acceptable to the bankruptcy court to bind all persons not receiving service of notice; it being agreed that Buyer shall deliver written notice to Seller no later than five (5) business days following notice to Buyer of entry of an order by the bankruptcy court intended to satisfy the condition set forth in this Section 8.4, and receipt by Buyer of such order and proofs of service, advising Seller whether Buyer approves the matters described in this clause (ii) and clause (i) immediately above. If Buyer timely delivers written notice disapproving any such matters, this Agreement shall (unless Seller or the Affiliate undertakes to cure such deficiency, in which case the parties may agree to an extension of time to resolve such matters) terminate with the same consequences as a termination pursuant to
         Section 10.1 hereto;

(iii) provide that, pursuant to Bankruptcy Codess.363(f), the assets to be purchased by Buyer from the estate of the Company and each of B&D and Allways, as applicable, shall be sold to Buyer free and clear of all liens, claims, encumbrances and interests (except for any permissible liens, encumbrances or interests relating to the Real Estate as set forth in Section 8.6 of this Agreement), and that the assets to be purchased by Buyer from the estate of the Company and each of B&D and Allways, as applicable, shall be free of any executory contract or lease not assumed hereunder;

(iv) provide for assumption and assignment of the Executory Contracts and Leases of or relating to Seller and each of B&D and Allways, as applicable, by and to Buyer and that Seller (or each of B&D and Allways, as applicable) shall make all cure payments required under such Executory Contracts and Leases in accordance with Section 4.6 hereof and that Buyer shall be liable for the performance of each such Executory Contract and Lease after such assumption and assignment;

(v) provide that (except as provided in clause (iv) above) Buyer shall have no liability for any civil or criminal claim that arose against the Company, Allways and B&D prior to Closing, including without limitation for environmental liability or liability for antitrust violations; provided that nothing herein or in any such order shall be deemed to in any manner waive, limit, discharge or otherwise affect any obligation of Buyer under the Confidentiality Agreements, the Environmental Agreements, a declaration of covenants, conditions, environmental restrictions, waivers and releases, any Site Access Agreement, or any other document, instrument or agreement executed pursuant to or in connection with this Agreement; and

(vi) provide that Buyer is a good faith purchaser for fair value entitled upon the closing of the purchase of the assets of the Company and each of B&D and Allways to the protections provided by Bankruptcy Code ss. 363(m).

                  8.5 Purchase of Assets. Buyer shall concurrently consummate one or more transactions resulting in the sale, conveyance, transfer, assignment and delivery to Buyer of materially all of the Purchased Assets of the Company, Allways, B&D and Weiner (other than the B&D Site, if and to the extent the same is either excluded from Purchased Assets or the transfer thereof is deferred in accordance with Section 4.9 hereof, or the B&D Site, the B&D Assets, the Allways Site, Allways Assets, the Weiner Site and the Weiner Assets, if and to the extent excluded from Purchased Assets, in accordance with Section 4.10).

                  8.6 Title; Title Policies. At the Closing, Buyer shall have received (i) good and marketable title to materially all of the Purchased Assets (other than the B&D Site, if and to the extent the same is either excluded from Purchased Assets or the transfer thereof is deferred in accordance with Section
4.9 hereof, or the B&D Site, the Allways Site, or the Weiner Site, if and to the extent excluded under Section 4.10), free and clear of all liens, encumbrances and interests except for liens and encumbrances on and interests in Real Estate approved as provided in clause (ii) below; and (ii) an ALTA Owner's Policy of Title Insurance relating to the parcels described in items (a) and (b) of
Schedule 3(C), in the amount of the purchase price for the Real Estate (as reasonably allocated by Buyer), issued by any title insurance company acceptable to Buyer (which shall include Chicago Title Company), insuring title to the Real Estate duly vested in Buyer subject only to those liens, encumbrances, interests and other exceptions approved by Buyer as set forth on Schedule 8.6 hereto. The premium for such title insurance, and the costs and expenses of any survey or surveys required for the issuance of such title policies, shall be paid by Buyer. To the extent that any Real Estate is not transferred at the Closing by virtue of the application of the provisions of Section 4.9 or 4.10 hereof, the transfer thereof and delivery of a title policy with respect to any such Real Estate as provided in this
Section 8.6 shall not be a condition to the Closing, but if such Real Estate is transferred thereafter, Buyer's receipt of such title policy shall be a condition to such transfer and the payment or release from escrow of any payment therefor.

                  8.7 Permits and Approvals. Buyer shall have received or obtained on or prior to the Closing all material permits, licenses, approvals and the like held or required to be held by Buyer in order to own and operate ferrous and nonferrous scrap and related businesses similar to those theretofore conducted by the Company and Affiliates on premises comprising Purchased Assets or covered by Executory Contracts and Leases, without the imposition of any burdens or conditions materially adverse (not including applicable permit fees and expenses) to Buyer or any of its affiliates. Buyer shall use diligent efforts to promptly cause to be received or obtained such material permits, licenses, approvals and the like, and Seller, the Company and Affiliates shall assist Buyer in that regard. The permits and approvals required to be obtained shall include without limitation (i) the issuance of required permits and approvals from environmental authorities or relating to the environment, and
(ii) the expiration or termination of any applicable waiting periods relating to the Hart-Scott-Rodino Antitrust Improvements Act of 1976, or the satisfactory conclusion of any proceedings that may have been instituted thereunder.

                  8.8      Affiliate Matters.

                  (a) Prior to any bankruptcy of any Affiliate, the Seller shall have made available to such Affiliate cash sufficient to satisfy substantially all such Affiliate's trade debt to sellers of scrap prior to such bankruptcy;

                  (b) Prior to the Closing, the Seller shall have made available to each Affiliate sufficient cash to permit it to continue operations substantially the same as those during the period since Seller was appointed as Trustee, including without limitation operation substantially on a "cash on delivery" basis in any bankruptcy;

                  (c) At the Closing, the Seller shall have allocated to each Affiliate sufficient cash to pay and satisfy or set aside or reserve full amounts for all of such Affiliate's then-known claims, debts and obligations that are not otherwise satisfied or released at the Closing; and

                  (d) All then-known claims, debts and obligations of each Affiliate that are not otherwise satisfied or released shall be satisfied or adequately provided for at the Closing.

                  8.9      Weiner Matters.

                  (a) On or before the date which is seven days immediately following the date of execution and delivery of this Agreement by both Buyer and Seller, Weiner shall have all necessary corporate power and authority to execute, deliver and perform this Agreement, and the execution, delivery and performance of this Agreement by Weiner shall have been duly and validly authorized by the board of directors of Weiner and approved by the requisite number of shareholders of Weiner and by all other necessary corporate action on the part of Weiner;

                  (b) On or  before  the date  which is seven  days  immediately following the date of execution and delivery of this Agreement by both Buyer and Seller, this Agreement shall constitute the legally valid and binding obligation of Weiner, enforceable against Weiner in accordance with its terms except as such enforceability may be limited by bankruptcy, insolvency, reorganization, moratorium and other similar laws and equitable principles relating to or limiting creditors rights generally with evidence thereof reasonably satisfactory to Mitsui or Buyer. As of that date, the execution, delivery and performance of this Agreement by Weiner and the execution, delivery and performance of any related agreements or contemplated transactions by Weiner will have been approved by the directors and the requisite number of shareholders of Weiner and will not violate, or constitute a breach or default (whether upon lapse of time or the occurrence of any act or event or otherwise) under, the charter documents or by-laws of Weiner or any material contract of Weiner, result in the imposition of any material lien, encumbrance or charge against any assets or properties of Weiner or any of the Purchased Assets or violate any applicable law, with evidence thereof reasonably satisfactory to Mitsui or Buyer;

                  (c) At or prior to the Closing, the agreement between Mr. Stephen Weiner and Raw Materials Development Co., Ltd. dated September 25, 1996 (the "RMD Agreement"), shall not have been directly or indirectly terminated or modified unilaterally by Mr. Weiner;

                  (d) At the Closing, all oral and written employment agreements, consulting agreements and understandings related to employment or consulting services between Stephen Weiner, on the one hand, and the Company, any Affiliate, or any other affiliate of the Company, on the other hand, shall have been and shall remain expressly terminated, in writing, effective on or before the Closing Date (Mitsui having advised Seller that the RMD Agreement provides that Stephen Weiner shall be under the exclusive employ of RMD and its affiliates). In the event that an agreement providing for employment or consulting services is executed between Mr. Herman Weiner and Mitsui or any affiliate of Mitsui, all oral and written employment agreements, consulting agreements and understandings related to employment or consulting services between Herman Weiner, on the one hand, and the Company, any Affiliate, or any other affiliate of the Company, on the other hand, shall have been and shall remain expressly terminated, in writing, effective on or before the Closing Date;

                  (e) At the Closing, the Solid Treatment Systems, Inc. v. Hi-Top Steel Corporation, Weiner Steel Corporation, Hiuka America Corporation et al. litigation and the South Pacific Steel & Metal Corporation v. Hi-Top Steel Corporation and Weiner Steel Corporation litigation shall (i) have been completely settled and dismissed with prejudice as to Weiner, on terms that do not and will not cause risk of material adverse effect on Buyer or any Purchased Asset; (ii) be the subject of a final and nonappealable judgment of the court in which each such action was brought which judgment either (x) is fully paid and satisfied, or (y) is in favor of Weiner with terms that do not and will not cause risk of any material adverse effect on Buyer or any Purchased Asset; or
(iii) have been finally resolved and settled through the provision by Seller for payment of all or any part of the disputed sums, all on terms that do not and will not cause risk of material adverse effect on Buyer or any Purchased Asset, as determined by Buyer in its sole and absolute discretion. For purposes of this paragraph (e) any material adverse effect shall include without limitation a possibility that Buyer could be held responsible for any debt or obligation not provided to be assumed by this Agreement;

                  (f) At the Closing, all bulk sales laws applicable to the sale and transfer of the Purchased Assets of or relating to Weiner shall have been complied with; and

                  (g) At the Closing, all necessary filings with and consents and approvals (including without limitation, all consents to and approvals of assignment to Buyer of Executory Contracts and Leases of or relating to Weiner) of third parties or any governmental entity relating to the Transaction of or relating to Weiner shall have been made and received.

                  8.10     Intercompany Agreements.

                  (a) As to any of the Purchased Assets which are real property or tangible personal property and which are the subject of a lease between or among any of the Company and any one or more of the Affiliates, each such lease shall have been cancelled, at or prior to the Closing;

                  (b) Any other oral or written agreement or arrangement between or among any of the Company, any one or more of the Affiliates, and any one or more entities or persons that are affiliates of the Company or any Affiliate that relates to the ownership, possession, use or enjoyment after the Closing Date, or any interest whatsoever in, any of the Purchased Assets which would remain in force after the Closing Date shall have been cancelled at or prior to the Closing; and

                  (c) Any indebtedness or monetary or other obligation of any kind whatsoever owed by any Affiliate to the Company or any other Affiliate, or any entity or person affiliated in any way with the Company or any Affiliate, shall have been either satisfied in full, or cancelled and fully released at the Closing, or cash necessary to satisfy in full such indebtedness or obligation shall have been set aside for it.

                  8.11 Executory Contracts and Leases. Prior to and at the Closing, there shall have been no amendments, waivers, extensions, or other modifications made to any Executory Contracts and Leases, other than (i) such amendments, waivers, extensions, or other modifications provided for in stipulations filed with the Bankruptcy Court to the date hereof as set forth on
Schedule 8.11 hereto; or (ii) as approved in writing by Buyer, such approval not to be unreasonably withheld.

                  8.12 No Material Misrepresentation by Seller. Seller or his agents shall have made no material misrepresentation regarding the Company and its business or operations or the Purchased Assets, which was not disclosed by Seller to Buyer prior to the date hereof.

                  8.13 Other Transaction Documents. Seller and each Affiliate shall have executed and delivered to Buyer original counterparts of each Transaction Document to which it is a signatory.

                  8.14 Representations. The representations and warranties of Seller contained in this Agreement shall be true in all material respects on and as of the Closing Date as though made at and as of that date. Seller shall have performed and complied in all material respects with all covenants and agreements required by this Agreement to be performed or complied with by Seller on or prior to the Closing Date. Seller shall have delivered to Buyer a certificate, dated the Closing Date and signed by Seller, to the foregoing effect.

                  8.15  Employees.  On the date which is seven days  immediately following the date of execution and delivery of this Agreement by both Buyer and Seller, and on a date ten days prior to the Closing Date, Seller and Affiliates shall have furnished to Mitsui and Buyer a true and correct schedule listing (a) the name, title and current base salary rate of each present employee of Seller, the Company and Affiliates (other than part-time or temporary employees), and current annual bonus amount and commission formulas, accrued sick leave, accrued severance pay, and accrued vacation benefits of each present employee of Seller, the Company and Affiliates, (b) each collective bargaining, union or other employee association agreement to which Seller, the Company or any Affiliate is a party, (c) each employment or managerial agreement to which Seller, the Company or any Affiliate is a party, and (d) any employee handbook(s) currently in effect and any reports and/or plans currently in effect prepared or adopted by Seller, the Company or Affiliates pursuant to the Equal Employment Opportunity Act of 1972, as amended.

                  8.16 Governmental Approvals. At or prior to the Closing, any material consent, approval, order or authorization of, or registration, declaration or filing with, any court, administrative agency or commission or other governmental or regulatory body required in connection with the execution and delivery of this Agreement or the consummation of the Transaction shall have been received by Buyer.

                  8.17 Other. No legal proceedings shall be pending on the date of the Closing seeking to prohibit consummation of the Transaction, and all defaults in Executory Contracts and Leases shall have been cured (or agreements acceptable to Buyer shall have been made by Seller for such cure at or promptly following the Closing), including payment of any monetary amounts (including any property taxes payable by the Company or Affiliates thereunder); provided, however, that this condition shall not be deemed to fail by reason of any appeal of the order or orders of the bankruptcy court or courts having jurisdiction over cases of the Company not resulting in a stay of such order or orders.

                  8.18 Information. Seller shall have provided to Buyer no earlier than ten (10) and no later than five (5) business days before the Closing Date the following information, including such supporting documentation as Buyer may reasonably request: (i) figures which allow for the calculation of the Tonnage Drop-Off pursuant to section 8.3 hereof, (ii) a list of each Affiliates' then-known claims, debts and obligations that shall not be satisfied or released at the Closing (or for which an amount is not reserved or set aside for such satisfaction or release), and (iii) any then-known uninsured damage (whether uninsured by reason of the amount of any deductible, limitations on coverage or otherwise) to the Purchased Assets.

                  8.19 Port Lease Stipulation. On or prior to November 15, 1996, either:

         (i) the City of Long Beach shall have waived its rights under the Indemnity Obligation and the Pre-Closing Paragraph 16 Obligations and shall have affirmed that the "Rent Credit" (as defined in the Stipulation) shall remain in effect; or

         (ii) Seller shall have notified the City of Long Beach (and provided Buyer with a copy of such notice) that Seller, in accordance with paragraph 6 of the Stipulation, is assuming the Indemnity Obligation and that such "Rent Credit" shall remain in effect, and Seller shall have obtained from the City of Long Beach a written agreement (by stipulation or otherwise) that neither Buyer nor Mitsui shall have any liability for the Indemnity Obligation or the Pre-Closing Paragraph 16 Obligations.

                  In the event that either clause (i) or (ii) above has not been satisfied by November 15, 1996, Buyer may at its sole election terminate this Agreement in accordance with Section 10.4 hereof. In the event that Seller notifies the City of Long Beach that Seller will assume the Indemnity Obligation and that such "Rent Credit" shall remain in effect, in accordance with clause
(ii) above, it shall be a further condition to the obligations of Buyer to consummate the Transaction that (aa) on the Closing Date the agreement by the City of Long Beach referred to in clause (ii) above shall be in full force and effect, (bb) Seller shall on or as of the Closing Date assume the Indemnity

Obligation, and (cc) Buyer shall be entitled to such "Rent Credit" with respect to relevant periods from and after the Closing Date.

                  8.20 Estoppel Certificate. The City of Long Beach shall have furnished to Mitsui and Buyer an estoppel certificate in form and substance reasonably satisfactory to Buyer which confirms that there are no defaults in Non-Monetary Obligations to Port in existence as of the date of such certificate other than those related to the construction of improvements and plans therefor on the Berth 118 Site and which confirms rent, additional rent and other Monetary Obligations in amounts consistent with those known to Mitsui on the date hereof.

                  8.21 Notification. Buyer shall notify Seller within ten business days following the date that it determines that any of the foregoing conditions will not be met and will not be waived and in the event Buyer determines that such conditions shall not be waived, Buyer may terminate this Agreement and the Transaction.

         9. CONDITIONS PRECEDENT TO THE OBLIGATION OF SELLER AND AFFILIATES TO CLOSE. The obligations of Seller and Affiliates to consummate the Transaction are subject, at their option, to the fulfillment on or prior to the Closing Date of each of the following conditions, each of which Buyer and Seller and Affiliates shall use diligent efforts to cause to be fully and timely satisfied, and any of which may be waived by Seller and Affiliates:

                  9.1 Representations. The representations and warranties of Buyer contained in this Agreement shall be true in all material respects on and as of the Closing Date as though made at and as of that date. Buyer shall have performed and complied in all material respects with all covenants and agreements required by this Agreement to be performed or complied with by Buyer on or prior to the Closing Date. Buyer shall have delivered to Seller a certificate, dated the Closing Date and signed by an officer of Buyer, to the foregoing effect.

                  9.2 Purchase Price. Buyer shall have paid the Purchase Price in accordance with Section 4.3.

                  9.3 Bankruptcy Orders. The Bankruptcy Orders shall have been entered and not stayed pending appeal.

                  9.4 Other Transaction Documents. Buyer and Mitsui, as appropriate, shall have executed and delivered to Seller and Affiliates, as appropriate, original counterparts of each Transaction Document to which it is a party.

                  9.5 Legal Proceedings. No legal proceeding shall be pending on the Closing Date seeking to prohibit consummation of the Transaction. The consummation of the Transaction shall not violate or cause any violation of any order of any court of competent jurisdiction.

                  9.6 Approvals. At or prior to the Closing, all material consents or approvals required in connection with the assumption of any Executory Contract or Lease as part of the transfer of the Weiner Assets or the Weiner Site shall have been received.

         10. TERMINATION. This Agreement may be terminated at any time on or prior to the Closing Date:

                  10.1 Injunction. by Buyer or Seller if any court of competent jurisdiction in the United States shall have issued an order (other than a temporary restraining order), decree or ruling or taken any other action restraining, enjoining or otherwise prohibiting the Transaction and such order, decree, ruling or other action shall have become final and nonappealable.

                  10.2 Mutual Agreement. by mutual written agreement of the parties.

                  10.3 Termination Date. by Buyer or Seller if the Closing shall not have occurred on or before December 31, 1996.

                  10.4 Material Breach. by either Buyer or Seller, if there has been a material breach of this Agreement on the part of the other party, including, without limitation, its representations, warranties or covenants set forth herein; provided, however, that if such breach is susceptible to cure the breaching party shall have seven (7) business days after receipt of written notice from the other party of its intention to terminate this Agreement pursuant to this Section 10.4 in which to cure such breach.

                  10.5 Stay of Bankruptcy Order. by Buyer or Seller if a stay of any of the Bankruptcy Orders is entered within ten (10) days of the entry of such Bankruptcy Order and such stay is not lifted within thirty (30) days thereafter.

                  10.6 Hart-Scott-Rodino Matters. by Seller if on or prior to the date which is seven days immediately following the date of execution of this Agreement by each of the parties hereto, Mitsui, Buyer and Tamco shall not have taken all actions required as of the date hereof by the Department of Justice with respect to the termination of any applicable waiting periods relating to Mitsui's filings under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, whether or not expiration or termination of any applicable waiting periods has occurred.

                  10.7  Failure of Conditions. by Buyer in accordance with
Section 8.21 hereunder.

                  10.8 Effects of Termination; Liquidated Damages. If this Agreement is terminated pursuant to Section 10.1, 10.2, 10.3, 10.5, 10.6 or 10.7 all obligations of the parties hereunder (except for obligations in this Section and Sections 5.1, 6.5, and 7.2) shall terminate without liability of any party to any other party. In light of the difficulty in determining damages to Seller and Affiliates, in the event of a final non-appealable court determination that Buyer has breached this Agreement, Buyer shall in that event relinquish all rights to the return of the Deposit (and the interest earned thereon) as liquidated damages. The forfeiture of the Deposit as liquidated damages shall be the sole and exclusive remedy of Seller or any Affiliates for Buyer's breach of this Agreement, including its failure, in violation of this Agreement, to consummate the Transaction except that Seller and Affiliates shall retain any rights they may have under the Site Access Agreements and the Confidentiality Agreements and under Section 6.5 hereof. If the Transaction is terminated by Buyer or Seller pursuant to Section 10.1, 10.3 or 10.5 hereof, or by Buyer pursuant to Section 10.4 or 10.7, or by Seller pursuant to Section 10.6, or by mutual consent pursuant to Section 10.2, the Deposit shall be refunded to Buyer as set forth in Section 4.4 of this Agreement, together with all interest earned thereon.

         11.      MISCELLANEOUS

                  11.1 Expenses. Each party shall pay its own expenses. Buyer shall be responsible, at Buyer's sole cost and expense, for any and all title insurance procured by Buyer with respect to the Purchased Assets or any part thereof.

                  11.2 Limitation on Seller's Liability. Seller is entering into this Agreement and the Transaction Documents solely in his capacity as trustee (and not in his individual capacity or any other capacity) and in the event of any default in the performance of any of Seller's or the Company's obligations hereunder or under any Transaction Document or in the event that any claim is asserted against Seller in connection with the Transaction, Seller shall in no event have any personal liability whatsoever (whether as trustee, in his individual capacity or otherwise), it being expressly understood and agreed that Buyer's sole recourse, if any, in such event shall be to any assets of the Company and its affiliates.

                  11.3 Disclaimer of Representations and Warranties. SELLER AND AFFILIATES MAKE NO REPRESENTATIONS OR WARRANTIES AND GIVE NO OTHER ASSURANCES WHATSOEVER, EXPRESS OR IMPLIED, WITH RESPECT TO ANY MATTER RELATING TO THE PURCHASED ASSETS, OR ANY PORTION THEREOF (INCLUDING, WITHOUT LIMITATION, ANY REPRESENTATIONS, WARRANTIES OR ASSURANCES CONCERNING THE VALUE OF THE PURCHASED ASSETS, THE PHYSICAL CONDITION OF THE PURCHASED ASSETS OR ANY PORTION THEREOF (INCLUDING, WITHOUT LIMITATION, THE ENVIRONMENTAL CONDITION OF THE REAL ESTATE COMPRISING A PORTION OF THE PURCHASED ASSETS OR COVERED BY ANY LEASE COMPRISING A PORTION OF THE PURCHASED ASSETS); THE TITLE TO OR OWNERSHIP OF THE PURCHASED ASSETS; THE TRANSFERABILITY OR ASSIGNABILITY OF ANY RIGHTS, PERMITS, APPROVALS, LICENSES OR AGREEMENTS COMPRISING A PORTION OF THE PURCHASED ASSETS; THE ACCURACY, COMPLETENESS, OWNERSHIP OR

TRANSFERABILITY OF ANY DOCUMENTS, INFORMATION OR OTHER MATERIALS RELATING TO THE PURCHASED ASSETS DELIVERED TO BUYER; OR ANY OTHER MATTER OR THING RELATING TO THE PURCHASED ASSETS OR ANY PORTION THEREOF). BUYER WILL ACCEPT THE PURCHASED ASSETS AT THE CLOSING "AS IS," "WHERE IS" (I.E., WHEREVER LOCATED AT THE CLOSING) AND "WITH ALL FAULTS." IN ADDITION, BUYER UNDERSTANDS AND AGREES THAT IT IS ACQUIRING THE PURCHASED ASSETS WITHOUT ANY WARRANTY EXPRESS OR IMPLIED, INCLUDING WITHOUT LIMITATION ANY IMPLIED WARRANTY OF MERCHANTABILITY OR FITNESS FOR A PARTICULAR PURPOSE.

                  11.4 Notices. Any notice or other communication required or which may be given hereunder shall be in writing and shall be delivered personally, telegraphed or telexed, or sent by certified, registered or express mail, postage pre-paid, and shall be deemed given when so delivered personally, telegraphed or telexed, or if mailed, two days after the date of mailing, as follows:

                  (i)      If to Buyer, to:

                           Mitsui & Co., Ltd.
                           2-1 Ohtemachi 1-chome
                           Chiyoda-ku, Tokyo, Japan
                           Attn:  Mr. Shun Hirashima
                           Telecopier:  (03) 3285-9963

                           with a copy to:

                           Mitsui & Co. (U.S.A.), Inc.
                           601 South Figueroa Street, Suite 1800
                           Los Angeles, California 90017
                           Attn:  Mr. Mamoru Ishida
                           Telecopier:  (213) 688-7935

                           and

                           O'Melveny & Myers LLP
                           400 South Hope Street
                           Los Angeles, California 90071
                           Attn:  John B. Power, Esq.
                           Telecopier:  (213) 669-6407

                           and

                           Balch & Bingham
                           1901 Sixth Avenue North, Suite 2600
                           Birmingham, Alabama 35203
                           Attn:  Timothy J. Tracy, Esq.
                           Telecopier:  (205) 226-8799

                  (ii)     If to Seller or any Affiliate, to:

                           R. Todd Neilson
                           Neilson, Elggren, Durkin & Co.
                           77 West 200 S., 3rd Floor
                           Salt Lake City, Utah  84101
                           Telecopier:  (801) 531-8113

                           with a copy to:

                           Pachulski, Stang, Ziehl & Young, P.C.
                           10100 Santa Monica Boulevard, Suite 1100
                           Los Angeles, California  90067
                           Attn:  Robert B. Orgel, Esq.
                           Telecopier:  (310) 201-0760

                           and

                           Committee of Creditors Holding Unsecured Claims c/o Michael Warner, Esq.
                           Simon Anisman Doby & Wilson
                           303 West Tenth Street, Suite 400
                           Fort Worth, Texas  76102
                           Telecopier:  (817) 335-2274

                  (iii)    If to Affiliates, also to:

                           All-Ways Recycling Company
                           3055 Commercial Street
                           San Diego, California  92113
                           Attn:  Mr. Takashi Sato, President

                           with a copy to:

                           Robbin L. Itkin, Esq.
                           Wynne Spiegel Itkin
                           1901 Avenue of the Stars, Suite 1600
                           Los Angeles, California  90067-6080
                           Telecopier:  (310) 551-3059

                           and

                           Weiner Steel Corporation
                           1540 S. Greenwood Avenue
                           Montebello, California 90640
                           Attn:  Mr. Stephen Weiner
                           Telecopier:  (213) 726-1988

                           with a copy to:

                           Todd Sloan, Esq.
                           22601 Pacific Coast Highway, Suite 240
                           Malibu, California 90265
                           Telecopier:  (310) 317-6266

                           and

                           B&D Auto & Truck Salvage
                           Pier T Avenue, Berth 118
                           Long Beach, California  90802
                           Attn:  Ms. Keiko Nakano, President

                           with a copy to:

                           Daren Brinkman, Esq.
                           Blakeley & Brinkman
                           333 S. Grand Avenue, 37th Floor
                           Los Angeles, California 90071
                           Telecopier:  (213) 625-1832

                  11.5 Entire Agreement. This Agreement, the Schedules and Exhibits hereto and the Transaction Documents contain the entire agreement among the parties with respect to the sale and purchase of the Purchased Assets and supersedes all prior agreements, written or oral, except for the Confidentiality Agreement and Site Access Agreements, with respect thereto, including, without limitation, the Bid and the Notice. There are no other understandings or arrangements, whether written or oral, or binding or nonbinding, relating to or purporting to relate to the Purchased Assets or any purchase or other disposition or transfer with respect thereto or with respect to any interest therein, whether effective or applicable before or after the Closing, between Buyer or any of its affiliates and Seller or Affiliates.

                  11.6 Waivers and  Amendments.  This  Agreement may be amended, modified, superseded, canceled, renewed or extended, and the terms and conditions hereof may be waived only by a written instrument signed by the parties hereto.

                  11.7 Binding Effect. This Agreement shall be binding upon and inure to the benefit of the parties and their respective successors, assigns and legal representatives. Buyer may assign its rights and obligations hereunder to Acquiring Entity or any other affiliate of Buyer with or without the prior consent of Seller, in which case such affiliate shall assume in writing all obligations of the Buyer hereunder and shall thereafter constitute "Buyer" hereunder for all purposes; provided, however, that no such assignment shall relieve Mitsui & Co., Ltd. of its obligation (i) to pay the Purchase Price, (ii) under Section 7.11 hereof, or (iii) under the Confidentiality Agreements or Site Access Agreements. If Buyer's rights under this Agreement are assigned to more than one entity comprising the Acquiring Entity, then each such entity comprising the Acquiring Entity shall be liable for all of the obligations of Buyer under this Agreement, unless Mitsui guaranties such obligations or Seller and Affiliates, as appropriate (in their sole discretion), agree to other assurances of performance of such obligations. Except as provided in this
Section 11.7, Buyer shall not assign its rights and obligations hereunder.

                  11.8 Governing Law Jurisdiction. This Agreement shall be governed by and construed in accordance with the laws of the State of California without giving affect to the conflict of laws provisions thereof.

                  11.9     Resolution of Disputes.

                  (a) Any controversy or claim between or among the parties hereto relating to Section 4.2 hereof, shall be determined by arbitration to be held in the County of Los Angeles, California. The arbitration shall be conducted in accordance with the United States Arbitration Act (Title 9, U.S.
Code), notwithstanding any choice of law provision in this Agreement, and under the Commercial Rules of the American Arbitration Association. The arbitrator(s) shall give effect to statutes of limitation in determining any claim. Any final ruling by the arbitrators shall be binding on all parties and shall not be appealable.

                  (b) Any controversy or claim between or among the parties hereto, other than a controversy or claim relating to Section 4.2 hereof, shall,
(i) if initiated during the period commencing on the date hereof and ending on the date nine months following the Closing Date, be determined by the Bankruptcy Court, and (ii) if initiated following the date nine months following the Closing Date, be determined by a judicial proceeding conducted before any court of competent jurisdiction located in the County of Los Angeles, California (which shall not include a bankruptcy court). The parties hereto agree that the Bankruptcy Court shall have exclusive jurisdiction over any action or proceeding (other than a controversy or claim relating to Section 4.2 hereof) arising out of or relating to this Agreement which is initiated during the period described in clause (i) above and hereby consent to such exclusive jurisdiction. By doing so, the parties make no agreement, and reserve all rights, as to whether such dispute would be a core matter or whether the Bankruptcy Court could enter final judgments in such matter. The parties hereto further agree that the courts of competent jurisdiction located in Los Angeles County, California (other than any bankruptcy court) shall have exclusive jurisdiction over any action or proceeding (other than a claim or controversy relating to Section 4.2) arising out of or relating to this Agreement which is initiated during the period
described   in  clause  (ii)  above  and  hereby   consent  to  such   exclusive
jurisdiction.

                  (c) No provision of this Section 11.9 shall limit the right of any party hereto to exercise self-help remedies such as set-off, or to obtain provisional or ancillary remedies from any court of competent jurisdiction before, after, or during the pendency of any arbitration proceeding. The exercise of any such remedy does not waive the right of any party to resort to arbitration.

                  (d) All costs, fees and expenses relating to any such arbitration proceedings, including fees and costs of the arbitrators, shall be apportioned pro rata between the parties. Each party shall bear its own costs, fees and expenses, including attorneys' fees, relating to any such arbitration.

                  11.10 Severability. The validity, legality or enforceability of the remainder of this Agreement will not be affected even if one or more of the provisions of this Agreement will be held to be invalid, illegal or unenforceable in any respect.

                  11.11 Counterparts. This Agreement may be executed in two or more counterparts, each of which shall be deemed an original but all of which together shall constitute one and the same instrument.

                  11.12 Headings. The headings in this Agreement are intended solely for convenience of reference and shall be given no effect in the interpretation of this Agreement.

                  11.13 Separate Liability. Without in any way limiting the provisions of Section 11.2 hereof, to the extent that Seller and/or Affiliates have obligations of confidentiality under this Agreement, each shall be liable only for its own breach of such obligations.

                  IN WITNESS WHEREOF, the parties have executed this Agreement as of the date first above written.

                                     MITSUI & CO., LTD.


                                     By:\s\ Shun Hirashima
                                     Name: Mr. Shun Hirashima
                                     Title:   General Manager, Ferrous Raw
                                              Materials Division


                                     R. TODD NEILSON, in his capacity as
                                     Chapter 11 Trustee for the estate of Hiuka
                                     America Corporation



                                     ---------------------------------

                                     ALL-WAYS RECYCLING COMPANY


                                     By:\s\ Takashi Sato
                                     Name: Takashi Sato
                                     Title: President


                                     B&D AUTO & TRUCK SALVAGE



                                     By:\s\ Keiko Nakano
                                     Name: Keiko Nakano
                                     Title: President

                                     WEINER STEEL CORPORATION



                                     By:\s\ Stephen Weiner
                                     Name: Stephen Weiner
                                     Title: President