Form 10-Q
period 1997-03-31
BIRMINGHAM STEEL CORP
filed 1997-05-15
CIK 779334

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 1997

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 29,677,655 Shares of Common Stock, Par Value $.01 Outstanding at March 13, 1997.


                          BIRMINGHAM STEEL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                    (in thousands, except number of shares)


                                                         March 31,     June 30,
                                                           1997          1996
                                                        (Unaudited)    (Audited)
                                                        -----------   ----------
ASSETS

Current assets:
  Cash and cash equivalents                             $     1,823   $   6,663
  Accounts receivable, net of allowance for
    doubtful accounts of $1,508 at March 31, 1997;
    $1,554 at June 30, 1996                                 132,006     111,565
  Inventories                                               214,504     196,752
  Other                                                      16,554      13,013
                                                        -----------   ---------
       Total current assets                                 364,887     327,993

Property, plant and equipment
   (including property and equipment,
   net, held for disposition of $19,513
   and $18,210 at March 31, 1997 and June
   30, 1996, respectively):
  Land and buildings                                        173,003     123,465
  Machinery and equipment                                   530,417     376,744
  Construction in progress                                  182,126     178,011
                                                        -----------   ---------
                                                            885,546     678,220
  Less accumulated depreciation                            (162,737)   (134,196)
                                                        -----------   ---------
       Net property, plant and equipment                    722,809     544,024

Excess of cost over net assets acquired                      51,537      46,077
Other assets                                                 38,568       9,893
                                                        -----------   ---------

       Total assets                                     $ 1,177,801   $ 927,987
                                                        ===========   =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                      $    74,533   $  83,226
  Accrued interest payable                                    6,327       5,935
  Accrued operating expenses                                  7,342       5,936
  Accrued payroll expenses                                    6,103       6,888
  Income taxes payable                                            -         369
  Other current liabilities                                  20,570      14,044
                                                        -----------   ---------
       Total current liabilities                            114,875     116,398

Deferred income taxes                                        49,512      50,292

Deferred compensation                                         5,758       5,606

Long-term debt                                              518,469     307,500

Minority interest in subsidiary                              16,305           -

Commitments and contingencies                                     -           -

Stockholders' equity:
  Preferred stock, par value $.01; authorized
   5,000,000 shares                                               -           -
  Common stock, par value $.01; authorized:
   75,000,000 shares; issued and outstanding:
   29,727,815 at March 31, 1997 and
   29,679,761 at June 30, 1996                                  297         297
  Additional paid-in capital                                331,030     331,430
  Treasury stock, 56,715 and 1,070,727 shares at
     March 31, 1997 and June 30, 1996, respectively,
     at cost                                                 (1,019)    (21,148)
  Unearned compensation                                      (1,353)     (2,165)
  Retained earnings                                         143,927     139,777
                                                        -----------   ---------
       Total stockholders' equity
                                                            472,882     448,191
                                                        -----------   ---------

       Total liabilities and stockholders' equity       $ 1,177,801   $ 927,987
                                                        ===========   =========

                            See accompanying notes.

                          BIRMINGHAM STEEL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (in thousands, except per share data; unaudited)

                                      Three months ended     Nine months ended
                                           March 31,             March 31,
                                     --------------------  --------------------
                                        1997       1996       1997      1996
                                     ---------  ---------  ---------  ---------
Net sales                            $ 257,858  $ 197,057  $ 701,420  $ 601,707

Cost of sales:
  Other than depreciation and
   amortization                        223,675    182,109    601,295    527,844
  Depreciation and amortization         12,155      8,766     33,743     25,068
                                     ---------  ---------  ---------  ---------
  Gross profit                          22,028      6,182     66,382     48,795

Provision for loss on mill
  modernization program,
  pre-operating/startup costs
  and unusual items                      6,557     16,309      9,091     21,425
Selling, general and administrative     10,490      9,634     26,852     29,300
Interest                                 5,677      3,673     14,310      9,037
                                     ---------  ---------- ---------  ---------
                                          (696)   (23,434)    16,129    (10,967)


Other income (expense), net                664        291      4,511      2,925
Minority interest in loss of
  subsidiary                             1,039          -      1,160          -
                                     ---------  ---------- ---------  ---------


Income before income taxes               1,007    (23,143)    21,800     (8,042)


Provision for income taxes                 413     (8,746)     8,938     (2,479)
                                     ---------  ---------- ---------  ---------


   Net income                        $     594  $ (14,397) $  12,862  $  (5,563)
                                     =========  ========== =========  =========



Weighted average shares outstanding     29,423     28,598     28,896     28,552
                                     =========  =========  =========  =========


Earnings per share                   $    0.02  $   (0.50) $    0.45  $   (0.19)
                                     =========  ========== =========  =========


Dividends declared per share         $    0.10  $    0.10  $    0.30  $    0.30
                                     =========  ========== =========  =========


                            See accompanying notes.


                          BIRMINGHAM STEEL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                            Nine months ended
                                                                 March 31,
                                                          ---------------------
                                                            1997        1996
                                                         (unaudited) (unaudited)
                                                          ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                       $  12,862   $  (5,563)
  Adjustments to reconcile net income (loss)
    to net cash provided by (used in) operating
    activities:
      Depreciation and amortization                          33,743      25,068
      Provision for doubtful accounts receivable                 15         403
      Deferred income taxes                                    (780)     (3,672)
      Provision for loss on mill modernization
        program, pre-operating/startup costs
        and unusual items                                         -      21,425
      Gain on sale of 50% equity in scrap
        subsidiary                                           (1,746)          -
      Minority interest in subsidiary                        (1,160)          -
      Other                                                     824       2,820

  Changes in operating  assets and  liabilities,
    net of effects  from  business acquisition:
          Accounts receivable                               (20,456)      8,711
          Inventories                                         9,865     (33,877)
          Prepaid expenses                                     (371)     (1,571)
          Other current assets                               (4,606)     (4,077)
          Accounts payable                                  (24,392)      2,829
          Income taxes payable                                 (369)       (379)
          Other accrued liabilities                         (17,666)      8,191
          Deferred compensation                                 152         408
                                                          ---------   ---------

      Net cash provided by (used in) operating
        activities                                          (14,085)     20,716

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment               (144,581)   (129,522)
  Payments for business acquisitions                        (43,309)    (10,532)
  Proceeds from disposal of property,
    plant and equipment                                         108         191
  Proceeds from sale of 50% equity in scrap
    subsidiary                                                5,372           -
  Investment in scrap subsidiary                             (9,250)     (5,089)
  Additions to other non-current assets                     (21,530)    (16,552)
  Reductions in other non-current assets                        662       9,517
                                                          ---------   ---------

      Net cash used in investing activities                (212,528)   (151,987)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net short-term borrowings and repayments                        -      (8,020)
  Proceeds from issuance of long-term debt                  210,969     165,000
  Proceeds from issuance of common stock                        310          64
  Proceeds from issuance (purchase) of
    Treasury Stock                                           19,188        (540)
  Cash dividends paid                                        (8,694)     (8,564)
                                                          ---------   ---------

      Net cash provided by financing activities             221,773     147,940
                                                          ---------   ---------

Net increase (decrease) in cash and cash
  equivalents                                                (4,840)     16,669

Cash and cash equivalents at:
  Beginning of period                                         6,663       4,311
                                                          ---------   ---------

  End of period                                           $   1,823   $  20,980
                                                          =========   =========


Supplemental cash flow disclosures:
  Cash paid during the period for:
    Interest (net of amounts capitalized)                 $   9,868   $   3,820
    Income taxes                                          $   8,209   $   5,545


                            See accompanying notes.

                          BIRMINGHAM STEEL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 1997 and 1996


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


         Recent Accounting Pronouncements

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share", which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement No. 128 on the calculation of primary earnings per share and fully diluted earnings per share is not expected to be material.

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


2.      Business Acquisitions and Joint Ventures

         On November 15, 1996, the Company entered into a Contribution Agreement with Atlantic Steel Industries, Inc. (Atlantic) and IVACO, Inc., the parent of Atlantic, pursuant to which the Company and Atlantic formed Birmingham Southeast, LLC (Birmingham Southeast), a limited liability company owned 85 percent by Birmingham East Coast Holdings, a wholly owned subsidiary of the Company, and 15 percent by a subsidiary of IVACO, Inc. On December 2, 1996, pursuant to the Contribution Agreement the Company contributed the assets of its Jackson, MS facility to Birmingham Southeast which had no impact on the accompanying consolidated financial statements. Birmingham Southeast then purchased the operating assets of Atlantic located in Cartersville, GA for $43,309,000 in cash and assumed liabilities approximating $44,257,000. The purchase price has been allocated to the assets and liabilities of the Company as follows (in thousands):



              Current assets                          $ 31,667
              Property, plant & equipment               63,400
              Other non-current assets,
                primarily goodwill                       9,964
                                                      --------
              Total assets acquired                   $105,031
              Fair value of liabilities
                assumed                                (44,257)
              Minority interest                        (17,465)
                                                      ---------
                         Total purchase price         $ 43,309
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


3.      Inventories

         Inventories were valued as summarized in the following table (in thousands):
                                                 March 31,     June 30,
                                                   1997          1996
                                                 --------      --------
         At lower of cost (first-in,
         first-out) or market:
          Raw materials and mill supplies        $ 45,119      $ 37,871
          Work-in-progress                         75,327        95,423
          Finished goods                           94,058        63,458
                                                 --------      --------
                                                 $214,504      $196,752
                                                 ========      ========

4.  Borrowing Arrangements


         On March 20, 1997, the Company entered into a five year, unsecured revolving credit agreement whereby the Company may borrow up to $300,000,000 with interest at market rates mutually agreed upon by the Company and the lenders. Proceeds of $181,874,000 from the new credit agreement were used to repay borrowings under the Company's previous revolving credit arrangements. Approximately $115,031,000 was available under this facility at March 31, 1997.

         Under a line of credit arrangement for short-term borrowings, the Company may borrow up to $15,000,000 with interest at market rates mutually agreed upon by the Company and the lender. The full line of credit was available under this facility at March 31, 1997.

         On October 8, 1996, the Company issued a $26,000,000, 30 year variable rate industrial revenue bond under the authority of the City of Memphis and County of Shelby, Tennessee. The Company will use the proceeds of the tax-free bond to finance certain portions of its new melt shop in Memphis, Tennessee.

         On September 29, 1995, the Company completed a $150,000,000 private placement of senior notes. The notes are unsecured and primarily consist of maturities ranging from seven to ten years and a weighted average interest rate of 7.05 percent. The proceeds of the debt issue, which were drawn down on December 15, 1995, were utilized primarily to fund the Company's multi-year capital expenditure program.

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

        The Company has been advised by the Virginia Department of Waste Management of certain conditions involving the disposal of hazardous materials at the Company's Norfolk, Virginia property which existed prior to the Company's acquisition of the facility. The site has been accepted into Virginia's Voluntary Remediation Program. This program confers statutory immunity from certain environmental claims upon certification by the Virginia Department of Environmental Quality of the site remediation. The Company was also notified by the Department of Toxic Substances Control (DTSC) of the Environmental Protection Agency of the State of California of certain environmental conditions regarding its property in Emeryville, California. The Company has performed environmental assessments of these sites and developed work plans for remediation of the properties for approval by the applicable regulatory agencies. The remediation plan for the Emeryville site was approved by DTSC, and the Company recently received letters from DTSC confirming that the site has been remediated in accordance with the approved remedial implementation plan.

        As part of its ongoing environmental compliance and monitoring programs, the Company is voluntarily developing work plans for environmental conditions involving certain of its operating facilities and properties which are held for sale. Based upon the Company's study of the known conditions and its prior experience in investigating and correcting environmental conditions, the Company estimates that the potential costs of these site restoration and remediation efforts may range from $3,050,000 to $5,250,000. Approximately $2,000,000 of these costs is recorded in accrued liabilities at March 31, 1997. The remaining costs principally consist of site restoration and environmental exit costs to ready the idle facilities for sale, and have been considered in determining whether the carrying amounts of the properties exceed their net realizable values. These expenditures are expected to be made in the next two years if the necessary regulatory agency approvals of the Company's work plans are obtained. Though the Company believes it has adequately provided for the cost of all known environmental conditions, the applicable regulatory agencies could insist upon different and more costly remediative measures than those the Company believes are adequate or required by existing law. Additionally, if other environmental conditions requiring remediation are discovered, site restoration costs could exceed the Company's estimates. Except as stated above, the Company believes that it is currently in compliance with all known material and applicable environmental regulations.


        Legal Proceedings

        The Company is involved in litigation relating to claims arising out of its operations in the normal course of business. Such claims are generally covered by various forms of insurance. In the opinion of management, any uninsured or unindemnified liability resulting from existing litigation or claims would not have a material effect on the Company's business, financial position, liquidity or results of operations.


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



7. Provision for Loss on Mill Modernization Program, Pre-Operating/Startup Costs and Other Unusual Items

        The    provision    for    loss   on   mill    modernization    program,
        pre-operating/startup costs and other unusual items in the accompanying financial statements consists of the following (in thousands):

                                      Nine months ended   Nine months ended
                                        March 31, 1997      March 31, 1996
                                      -----------------   -----------------
          Equipment write-downs              $     -              $ 6,580
          Pre-operating/startup costs          9,091                5,641
          Restructuring of EDS contract            -                4,522
          Legal/property cleanup reserves          -                2,350
          Severance/reorganization costs           -                1,395
          Other                                    -                  937
                                             --------             --------
           Total                             $ 9,091              $21,425
                                             ========             ========

        Pre-operating/startup costs consist of non-capitalized costs incurred prior to a facility reaching commercial production levels.


8. Public Offering of Shares

        On January 23, 1997, the Company issued 1,000,000 additional shares of common stock from treasury in a public offering. The proceeds from the offering were used to offset certain payments made by the Company in connection with its acquisition of the assets of Atlantic as described in Note 2.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The statements contained in this report that are not purely historical or which might be considered an opinion or projection concerning the Company or its business, whether express or implied, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include statements regarding the Company's expectations, hopes, anticipations, intentions, plans and strategies regarding the future.
Forward-looking statements include, but are not limited to: expectations about environmental remediation costs, assessments of expected impact of litigation and adequacy of insurance coverage for litigation, expectations regarding the costs of new projects, expectations regarding future earnings, and expectations regarding the date when facilities under construction will be operational and the future performance and capabilities of those facilities. Moreover, when making forward-looking statements, management must make certain assumptions that are based on management's collective opinion concerning future events, and blend these assumptions with information available to management when such assumptions are made. Whether these assumptions are valid will depend not only on management's skills, but also on a variety of volatile and highly unpredictable risk factors. Some, but not all, of these risk factors are described below under the heading "Risk Factors That May Affect Future Operating Results".


For the third quarter of fiscal 1997, the Company reported earnings of $594,000, compared with a loss of $14,397,000 in the third period of fiscal 1996. Earnings per share for the quarter were $.02, compared to a loss of $.50 reported for the third quarter of last year. Third quarter steel shipments were 747,000 tons, compared with 589,000 tons shipped in the same period a year ago. Net sales for the third quarter were $257,858,000, an increase of 31 percent from $197,057,000 for the same period last year.

For the nine months ended March 31, 1997, the Company reported earnings of $12,862,000, compared with a loss of $5,563,000 for the same period last year. Earnings per share for the period were $.45, compared to a loss of $.19 per share reported last year. Steel shipments for the nine month period were 2,025,000 tons, an 18 percent increase from 1,720,000 tons for the same period of 1996. Net sales were $701,420,000 for the nine month period compared with $601,707,000 in the same period a year ago.

Net Sales

The Company achieved record steel shipments of 747,000 tons in the third quarter, up 27 percent from 589,000 tons reported in the third quarter of fiscal 1996. A favorable shift in product mix reflecting a 9 percent increase in rebar, a 73 percent increase in merchant and 15 percent increase in special bar quality
(SBQ) shipments resulted in the third quarter. Shipment of semi-finished steel billets account for 8 percent of total shipments for the three months ended March 31, 1997 compared with 6 percent of total shipments for the same period a year ago.

Third quarter average selling prices for rebar and merchant products were $312 per ton, compared with $298 per ton for the third quarter of last year and $313 per ton in the immediately preceding quarter. Average semi-finished billet selling prices were $241 per ton for the third quarter, compared with $206 per ton in the prior year period. Selling prices of SBQ products averaged $475 per ton in the third quarter, up $8 per ton compared with $467 per ton in the third quarter of the prior year and up $6 per ton compared with $469 per ton in the second quarter of the current year.

The increase in net sales over the prior year period is primarily attributable to the inclusion of sales from the Cartersville, Georgia facility which was acquired in December, 1996 and increased shipment volumes from the Company's other facilities combined with an increase in average selling prices from the prior year period.

Cost of Sales

As a percentage of net sales, cost of sales (other than depreciation and amortization) fell to 86.7% compared with 92.4% in the third quarter last year. The decline resulted from increased average selling prices and shipment volumes, partially offset by increased billet costs at the Company's SBQ facility in Cleveland, Ohio and slightly increased conversion costs.

For the nine months ended March 31, 1997, cost of sales as a percentage of net sales was 85.7% compared with 87.7% in the same period last year.

Rebar/merchant conversion costs rose to $130 per ton for the third quarter compared with $125 per ton for the second quarter and $126 per ton for the third quarter of the prior year. Conversion costs at the Company's SBQ facility increased to $71 per ton for the three months ended March 31, 1997, compared with $67 per ton in the immediately preceding quarter and $60 per ton for the third quarter last year.

The Company's third quarter scrap raw material cost of $134 per ton was down from $135 per ton in the prior year period. Raw material billet cost at the Company's SBQ facility was $367 per ton in the third quarter, up $24 per ton from $343 in the third quarter last year and up $5 per ton compared with the second quarter of the current year. To offset the cost of purchased billets at its SBQ facility, the Company is currently constructing a high quality steel melting facility in Memphis, Tennessee to supply approximately 1 million tons annually of the SBQ billet requirements. The facility is scheduled for start-up in the fourth quarter of calendar 1997 at an expected capital cost of approximately $200 million.

Depreciation and amortization was $12,155,000 in the third quarter compared with $8,766,000 in the prior year period. For the nine month period, depreciation and amortization totaled $33,743,000, up from $25,068,000 reported for the same period last year. The increase is primarily attributable to the recognition of depreciation expense for the Cleveland, Ohio bar mill placed into service in July, 1996 and the assets acquired in Cartersville, Georgia in December, 1996.

Provision for Loss on Mill Modernization Program, Pre-Operating/Startup Costs and Unusual Items

Provision for loss on mill modernization program, pre-operating/startup costs and unusual items amounted to $6,557,000 for the third quarter compared with $16,309,000 in the third quarter of last year. For the nine months ended March 31, 1997, the provision for loss on mill modernization program, pre-operating/startup costs and unusual items amounted to $9,091,000 compared with $21,425,000 for the same period a year ago. The current quarter charges relate primarily to pre-operating costs at the recently acquired Cartersville, Georgia facility and the Memphis, Tennessee melt shop currently under construction. The charges for the nine month period of the current fiscal year also include the startup expenses incurred at the new bar mill in Cleveland, Ohio which began operations in July. The prior period charges resulted from a write-off of equipment at the Company's idled Ballard, Washington facility; startup/pre-operating costs for the bar mill in Cleveland, Ohio, the high quality melting facility in Memphis, Tennessee and the new melt shop in Seattle, Washington; the restructuring of the information technology contract with Electronic Data Systems; charges related to reorganization at both the corporate and plant levels and reserves for legal and property cleanup issues at the Company's idled Emeryville, California, Norfolk, Virginia and Prichard, Alabama facilities.


Selling, General and Administrative Expenses ("SG&A")

SG&A amounted to $10,490,000 in the third quarter compared with $9,634,000 in the third quarter last year. As a percent of sales, SG&A declined to 4.1 percent in the third quarter, compared with 4.9 percent in the prior year period.

For the nine months ended March 31, 1997, SG&A declined to $26,852,000 compared with $29,300,000 in the same period last year. As a percent of sales, year to date SG&A were 3.8 percent, compared with 4.9 percent last year. The favorable decline in SG&A is primarily attributable to cost savings resulting from the renegotiation of the Company's contract with Electronic Data Systems (EDS) in the fourth quarter of fiscal 1996.

Interest Expense

Interest expense increased to $5,677,000 in the third quarter of the current year compared with $3,673,000 reported last year, primarily due to increased borrowings on the Company's short-term lines of credit. In the third quarter, the Company capitalized approximately $2,113,000 in interest related to construction projects, compared with approximately $1,661,000 in the same period last year.

For the nine months ended March 31, 1997, interest expense increased to $14,310,000, compared with $9,037,000 in the prior year due to increased borrowings on the short-term lines of credit and the recognition of interest on the $150,000,000 private placement drawn in December, 1995, the issuance of $26,000,000 in industrial revenue bonds completed in October, 1996 and the issuance of $15,000,000 in Solid Waste Disposal Revenue Bonds completed in September, 1995. The increase was partially offset by the increased level of capitalized interest on construction projects in the amount of approximately $5,648,000 for the nine month period, compared with approximately $3,794,000 in the same period last year.

Income Taxes

Effective income tax rates for the nine months ended March 31, 1997 and 1996 were 41.0% and 30.8% respectively. The lower rate in the prior year resulted from decreased earnings of the Company in fiscal 1996.

Liquidity and Capital Resources

Operating Activities:

For the first nine months of fiscal 1997, net cash used in operating activities was $14.1 million, compared with net cash provided by operating activities of $20.7 million reported in the third quarter of last year. The decline in operating cash flow was essentially due to changes in operating assets and liabilities, primarily accounts receivable, accounts payable, inventories and other accrued liabilities.

Investing Activities:

Net cash used in investing activities was $212.5 million, compared with $152.0 million last year. Capital spending increased over the prior year period due primarily to the construction of the new melt shop in Memphis.

On November 15, 1996, the Company entered into a Contribution Agreement with Atlantic Steel Industries, Inc. (Atlantic) and IVACO, Inc., the parent of Atlantic, pursuant to which the Company and Atlantic formed Birmingham Southeast, LLC (Birmingham Southeast), a limited liability company owned 85 percent by Birmingham East Coast Holdings, a wholly owned subsidiary of the Company, and 15 percent by a subsidiary of IVACO, Inc. On December 2, 1996, pursuant to the Contribution Agreement, the Company contributed the assets of its Jackson, Mississippi facility to Birmingham Southeast and Birmingham Southeast purchased the assets of Atlantic located in Cartersville, Georgia for $43.3 million in cash and assumed approximately $44.3 million in liabilities (See Note 2 to Consolidated Financial Statements).

In the current year, the Company made a $9.3 million investment in Pacific Coast Recycling, LLC (Pacific Coast), a joint venture established to operate in southern California as a collector, processor and seller of scrap owned 50 percent by the Company and 50 percent by Raw Materials Development Co., Ltd., an affiliate of Mitsui & Co., Ltd. On December 27, 1996, Pacific Coast completed the purchase of certain assets from the estate of Hiuka America Corporation and its affiliates with annual scrap processing capacity of approximately 1 million tons. Pacific Coast plans to utilize the facility at the Port of Long Beach to export scrap (See Note 2 to Consolidated Financial Statements).

On December 20, 1996, Birmingham Recycling Investment Co., a wholly owned subsidiary of the Company, sold 50 percent of the stock of Richmond Steel Recycling Limited to SIMSMETAL Canada, Ltd. and recognized a pre-tax gain of approximately $1.7 million.

Financing Activities:

Net cash provided by financing activities was $221.8 million in the first nine months of the current year, compared with $147.9 million for the same period last year. During the period the Company completed a $26 million, 30 year tax-free bond financing at Memphis, the proceeds of which will be used to finance certain portions of the Memphis melt shop currently under construction. In the current quarter, the Company entered into a five year, $300 million unsecured revolving credit agreement which will be utilized to fund the Company's working capital needs, capital expenditures and for other general corporate purposes. Borrowings under the revolving credit facility will bear interest at market rates mutually agreed upon by the Company and the lenders. In the third quarter, $182 million was drawn from the revolving credit facility to repay borrowings under the Company's previous revolving credit arrangements. During the prior year period, the Company completed a $15 million, 30 year tax-free bond financing at its Cleveland, Ohio facility and issued $150 million senior debt notes, using a portion of the proceeds to pay down the short-term lines of credit.

On January 23, 1997, the Company issued 1,000,000 additional shares of common stock from treasury in a public offering registered with the Securities and Exchange Commission. The proceeds of $19,188,000 from the offering were used to offset certain payments made by the Company in connection with its acquisition of the assets of Atlantic Steel Industries, Inc. located in Cartersville, Georgia (See Note 2 to Consolidated Financial Statements).

Working Capital:

Working capital at the end of the third quarter increased to $250.0 million, compared with $211.6 million at the end of fiscal 1996. The rise in working capital was essentially due to increases in accounts receivable and inventories during the first nine months of fiscal 1997.

Other Comments

On April 15, 1997, the Company declared a regular quarterly cash dividend of $.10 (ten cents) per share payable May 6, 1997 to shareholders of record on April 25, 1997.

Risk Factors That May Affect Future Operating Results

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

The Company is in the steel industry, an industry that is vulnerable to unpredictable economic cycles. A downturn in the economy or in the Company's markets could have an adverse effect on the Company's performance.

The Company has attempted to spread its sales across the reinforcing bar, merchant product and special bar quality markets to reduce the Company's vulnerability to an economic downturn in any one product market. The Company's performance, however, can still be materially affected by changes in demand for any one of its product lines and by changes in the economic condition of the construction industry, manufacturing industry or automobile industry.

The cost of scrap is the largest element in the cost of the Company's finished rebar and merchant products. The Company purchases most of its scrap on a short-term basis. Changes in the price of scrap, therefore, can significantly affect the Company's profitability. Changes in other raw material prices can also influence the Company's profitability.

Prices for some of the Company's products are positively affected by the influence of trade sanctions imposed on the Company's foreign competitors. Changes in these sanctions or their enforcement could adversely affect the Company's results.

Energy costs are also a significant cost affecting the Company's results. Current reforms in the electric utility industry at the state and federal level are expected to lower energy costs in the long run. However, numerous utilities and political groups are fighting these reforms and states are approaching the reforms in different fashions. The possibility exists, therefore, that the Company could be exposed to energy costs which are less favorable than those available to its competitors. Such a situation could materially affect the Company's performance.

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

The Company currently is constructing a new Memphis Melt Shop to supply billets to the Company's SBQ division and is participating in a joint venture to construct a DRI facility in Louisiana. Delays or cost overruns in either of these projects could materially affect the Company's future results. While both projects are currently on schedule, these projects, like other construction projects, can be affected or delayed by factors such as unusual weather, late equipment deliveries, unforeseen conditions and untimely performance by contractors. A late start-up of one or both of these projects could adversely effect the Company's results.

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

The Company anticipates that it will continue to borrow funds in the future. Increases in interest rates or changes in the Company's ability to borrow funds could materially affect the Company's performance.

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

By letter dated October 20, 1992, the Department of Toxic Substances Control of the Environmental Protection Agency of the State of California ("DTSC") submitted to Barbary Coast Steel Corporation ("BCSC"), a wholly owned subsidiary of the Company, for its review and comment a proposed Consent Order relating to BCSC's closed steel facility at Emeryville, California. BCSC and DTSC executed the terms of a Consent Order on March 22, 1993. Pursuant to that Consent Order, BCSC has completed an environmental assessment of the site and, on June 10, 1996, received DTSC approval of its proposal for the remediation of the property. Remediation of the site in accordance with the approved plan is now complete. The Company believes that the fair value of the property is in excess of $13.0 million, based upon offers received by the Company for the purchase of the property, which is in excess of the Company's carrying cost of the property plus incurred and anticipated future costs of remediation.

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

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 6. Exhibits and Reports on Form 8-K

The following exhibits are required to be filed with this report:

         10.1 $300 million Credit Agreement, dated as of March 17, 1997 by and among Birmingham Steel Corporation, as Borrower, the financial institutions party hereto and their assignees under section 12.5.(d), as Lenders, PNC Bank, National Association and The Bank of Nova Scotia, as Co-agents and Nationsbank, N.A. (South), as Agent and as Arranger


The Company  filed a current  report on Form 8-K on December  12, 1996 to report
the  completion  of  its   acquisition  of  certain  assets  of  Atlantic  Steel
Industries, Inc. An amendment to Form 8-K was filed on January 15, 1997.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         Birmingham Steel Corporation




May 14, 1997                             \s\ John M. Casey
                                         -------------------------------------
                                         John M. Casey
                                         Vice President,
                                         Chief Financial Officer


May 14, 1997                             \s\ Robert E. Powell
                                         -------------------------------------
                                         Robert E. Powell
                                         Vice President & Controller

Exhibit 10.1


                                  $300,000,000

                                CREDIT AGREEMENT


                           Dated as of March 17, 1997


                                  by and among

                          BIRMINGHAM STEEL CORPORATION,
                                   as Borrower

                     THE FINANCIAL INSTITUTIONS PARTY HERETO
                   AND THEIR ASSIGNEES UNDER SECTION 12.5.(d),
                                   as Lenders,

                       PNC BANK, NATIONAL ASSOCIATION, and
                            THE BANK OF NOVA SCOTIA,
                                  as Co-Agents

                                       and

                           NATIONSBANK, N.A. (SOUTH),
                            as Agent and as Arranger

                               TABLE OF CONTENTS*
Article I. Definitions ......................................................1
         Section 1.1.  Definitions. .........................................1
         Section 1.2.  General. .............................................17
Article II. Credit Facility .................................................17
         Section 2.1.  Revolving Loans. .....................................17
         Section 2.2.  Bid Rate Loans. ......................................18
         Section 2.3.  Letters of Credit. ...................................21
         Section 2.4.  Swingline Loans. .....................................25
         Section 2.5.  Rates and Payment of Interest on Loans. ..............27
         Section 2.6.  Number of Interest Periods. ..........................28
         Section 2.7.  Repayment of Loans. ..................................28
         Section 2.8.  Prepayments. .........................................28
         Section 2.9.  Continuation. ........................................28
         Section 2.10.  Conversion. .........................................29
         Section 2.11.  Notes. ..............................................29
         Section 2.12.  Voluntary Reductions of the Commitment. .............30
         Section 2.13.  Expiration or Maturity Date of Letters of Credit Past
                        Termination Date.....................................30
         Section 2.14.  Amount Limitations. .................................30
Article III. Payments, Fees and Other General Provisions ....................31
         Section 3.1.  Payments. ............................................31
         Section 3.2.  Pro Rata Treatment. ..................................31
         Section 3.3.  Sharing of Payments, Etc. ............................32
         Section 3.4.  Several Obligations. .................................32
         Section 3.5.  Minimum Amounts. .....................................32
         Section 3.6.  Fees. ................................................33
         Section 3.7.  Computations. ........................................34
         Section 3.8.  Usury. ...............................................34
         Section 3.9.  Agreement Regarding Interest and Charges..............34
         Section 3.10.  Statements of Account. ..............................34
         Section 3.11.  Defaulting Lenders. .................................35
         Section 3.12.  Taxes. ..............................................36
Article IV. Yield Protection, Etc. ..........................................37
         Section 4.1.  Additional Costs; Capital Adequacy. ..................37
         Section 4.2.  Suspension of LIBOR Loans. ...........................38
         Section 4.3.  Illegality. ..........................................39
         Section 4.4.  Compensation. ........................................39
         Section 4.5.  Treatment of Affected Loans. .........................40
         Section 4.6.  Change of Lending Office. ............................40
         Section 4.7.  Assumptions Concerning Funding of LIBOR Loans. .......41
Article V. Conditions Precedent .............................................41
         Section 5.1.  Initial Conditions Precedent. ........................41
         Section 5.2.  Conditions Precedent to All Loans and Letters of
                       Credit................................................43
Article VI. Representations and Warranties ..................................43
         Section 6.1.  Representations and Warranties. ......................43
         Section 6.2.  Survival of Representations and Warranties, Etc. .....49
Article VII. Affirmative Covenants ..........................................49
         Section 7.1.  Preservation of Existence and Similar Matters. .......49
         Section 7.2.  Compliance with Applicable Law and Material Contracts.50
         Section 7.3.  Maintenance of Property. .............................50
         Section 7.4.  Insurance. ...........................................50
         Section 7.5.  Payment of Taxes and Claims. .........................50
         Section 7.6.  Visits and Inspections. ..............................51
         Section 7.7.  Use of Proceeds; Letters of Credit. ..................51
         Section 7.8.  Environmental Matters. ...............................51
         Section 7.9.  Books and Records. ...................................52
         Section 7.10.  Further Assurances. .................................52
Article VIII. Information ...................................................52
         Section 8.1.  Quarterly Financial Statements. ......................52
         Section 8.2.  Year-End Statements. .................................52
         Section 8.3.  Compliance Certificate; Accountant's Letter. .........53
         Section 8.4.  Copies of Other Reports. .............................53
         Section 8.5.  Notice of Litigation and Other Matters. ..............54
         Section 8.6.  ERISA. ...............................................54
         Section 8.7.  Other Information. ...................................55
Article IX. Negative Covenants ..............................................55
         Section 9.1.  Financial Covenants. .................................55
         Section 9.2.  Liens, Debt and Other Restrictions. ..................56
         Section 9.3.  Transactions with Affiliates. ........................61
         Section 9.4.  Line of Business. ....................................62
Article X. Default ..........................................................62
         Section 10.1.  Events of Default. ..................................62
         Section 10.2.  Remedies Upon Event of Default. .....................65
         Section 10.3.  Allocation of Proceeds. .............................66
         Section 10.4.  Performance by Agent. ...............................67
         Section 10.5.  Rights Cumulative. ..................................67
         Section 10.6.  Recision of Acceleration by Requisite Lenders. ......67
Article XI. The Agent .......................................................68
         Section 11.1.  Authorization and Action. ...........................68
         Section 11.2.  Agent's Reliance, Etc. ..............................68
         Section 11.3.  Notice of Defaults. .................................69
         Section 11.4.  NationsBank as Lender. ..............................69
         Section 11.5.  Lender Credit Decision, Etc. ........................69
         Section 11.6.  Indemnification of Agent. ...........................70
         Section 11.7.  Successor Agent. ....................................71
         Section 11.8.  Co-Agents. ..........................................71
Article XII. Miscellaneous ..................................................71
         Section 12.1.  Notices. ............................................71
         Section 12.2.  Expenses. ...........................................72
         Section 12.3.  Setoff. .............................................73
         Section 12.4.  Litigation; Jurisdiction; Other Matters; Waivers. ...73
         Section 12.5.  Successors and Assigns. .............................75
         Section 12.6.  Amendments. .........................................77
         Section 12.7.  Removal of Lenders. .................................78
         Section 12.8.  Designation of Subsidiaries. ........................78
         Section 12.9.  Nonliability of Agent and Lenders. ..................80
         Section 12.10.  Confidentiality. ...................................80
         Section 12.11.  Indemnification. ...................................80
         Section 12.12.  Termination; Survival. .............................82
         Section 12.13.  Severability of Provisions. ........................82
         Section 12.14.  GOVERNING LAW. .....................................83
         Section 12.15.  Counterparts. ......................................83
         Section 12.16.  No Fiduciary Relationship. .........................83
         Section 12.17.  Limitation of Liability. ...........................83
         Section 12.18.  Entire Agreement. ..................................83
         Section 12.19.  Construction. ......................................83
* This Table of Contents is not part of the Credit Agreement and is provided as a convenience only.


SCHEDULE 6.1.(b)               Ownership Structure
SCHEDULE 6.1.(d)               Agreements Limiting Debt
SCHEDULE 6.1.(f)               Title to Properties; Leases
SCHEDULE 6.1.(g)               Debt
SCHEDULE 6.1.(i)               Litigation
SCHEDULE 6.1.(m)               Environmental Laws
SCHEDULE 7.7.                  Debt to Be Paid at Closing

EXHIBIT A                      Form of Assignment and Acceptance Agreement
EXHIBIT B                      Form of Notice of Borrowing
EXHIBIT C                      Form of Notice of Continuation
EXHIBIT D                      Form of Notice of Conversion
EXHIBIT E                      Form of Notice of Swingline Borrowing
EXHIBIT F                      Form of Swingline Note
EXHIBIT G-1                    Form of Agented Bid Rate Quote Request
EXHIBIT G-2                    Form of Bid Rate Quote Request Administered
                                by Borrower
EXHIBIT H                      Form of Bid Rate Quote
EXHIBIT I                      Form of Bid Rate Quote Acceptance
EXHIBIT J                      Form of Revolving Note
EXHIBIT K                      Form of Bid Rate Note
EXHIBIT L-1                    Form of Opinion of Outside Counsel
EXHIBIT L-2                    Form of Opinion of In-house Counsel
EXHIBIT M                      Form of Compliance Certificate

THIS CREDIT AGREEMENT dated as of
March 17, 1997 by and among BIRMINGHAM STEEL CORPORATION, a corporation organized under the laws of the State of Delaware (the "Borrower"), each of the financial institutions initially a signatory hereto together with their assignees pursuant to Section 12.5.(d), each of PNC BANK, NATIONAL ASSOCIATION and THE BANK OF NOVA SCOTIA, as Co-Agents, and NATIONSBANK, N.A. (SOUTH), as Agent and as Arranger.

         WHEREAS, the Agent and the Lenders desire to make available to the Borrower a $300,000,000 revolving credit facility which includes a $15,000,000 letter of credit facility and a $30,000,000 swingline facility on the terms and conditions contained herein.

         NOW, THEREFORE, for good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged by the parties hereto, the parties hereto agree as follows:

                              ARTICLE 1 DEFINITIONS
         Section 1.1  Definitions.
         In addition to terms defined elsewhere herein, the following terms shall have the following meanings for the purposes of this Agreement:

         "Acceptable Consideration" means, with respect to any Transfer of any Property of the Borrower or a Restricted Subsidiary, cash consideration, promissory notes or such other consideration (or any combination of the foregoing) received by such Person in connection with such Transfer as is, in each case, determined by the Board of Directors of the Borrower or such Restricted Subsidiary, as the case may be, in its good faith opinion, to be in the best interests of the Borrower or such Restricted Subsidiary.

         "Additional Costs" has the meaning given that term in Section 4.1.

         "Adjusted Eurodollar Rate" means, with respect to each Interest Period for any LIBOR Loan, the rate obtained by dividing (a) LIBOR for such Interest Period by (b) a percentage equal to 1 minus the stated maximum rate (stated as a decimal) of all reserves, if any, required to be maintained against "Eurocurrency liabilities" as specified in Regulation D of the Board of Governors of the Federal Reserve System (or against any other category of liabilities which includes deposits by reference to which the interest rate on LIBOR Loans is determined or any category of extensions of credit or other assets which includes loans by an office of any Lender outside of the United States of America to residents of the United States of America).

         "Affiliate" means, at any time, a Person (other than a Restricted Subsidiary) (a) that directly or indirectly through one or more intermediaries controls, or is controlled by, or is under common control with, the Borrower,
(b) that beneficially owns or holds 5% or more of any class of the Voting Stock of the Borrower, or (c) 5% or more of the Voting Stock (or in the case of a Person that is not a corporation, 5% or more of the equity interest) of which is beneficially owned by the Borrower or a Subsidiary. For purposes of this definition, "control" (including with correlative meanings, the terms "controlled by" and "under common control with") means the possession directly or indirectly of the power to direct or cause the direction of the management and policies of a Person, whether through the ownership of voting securities or by contract or otherwise.

         "Agent" means NationsBank, N.A. (South), in its capacity as agent for the Lenders under the terms of this Agreement, and any successor agent.

         "Agented  Bid Rate Quote  Request"  has the meaning  given that term in
Section 2.2.(b).

         "Agreement" means this Credit Agreement.

         "Agreement Date" means the date as of which this Agreement is dated.

         "Applicable Facility Fee" means, except as set forth below in this definition, (a) from the Effective Date through the date four days following the date of receipt by the Agent of a Compliance Certificate in respect of the fiscal period of the Borrower and its Subsidiaries ending on March 31, 1997, the percent per annum provided for in level 3 of the following table and (b) thereafter for each period beginning on the date five days following the date of receipt by the Agent of a Compliance Certificate in respect of any quarterly fiscal period of the Borrower and its Subsidiaries ending after March 31, 1997 and ending on the date four days following the date of receipt by the Agent of a Compliance Certificate in respect of a subsequent fiscal period, that percent per annum set forth below opposite the Debt to Capitalization Ratio applicable to the fiscal period of the Borrower and its Subsidiaries then ended as reflected in the applicable Compliance Certificate:

------------------------------------------------------------------------------
Level    Debt to Capitalization Ratio                  Applicable Facility Fee

------------------------------------------------------------------------------
------------------------------------------------------------------------------
    1    Less than or equal to 0.60 to 1.00
         but greater than 0.55 to 1.00                           0.200%
------------------------------------------------------------------------------
------------------------------------------------------------------------------
    2    Less than or equal to 0.55 to 1.00
         but greater than 0.50 to 1.00                           0.175%
------------------------------------------------------------------------------
------------------------------------------------------------------------------
    3    Less than or equal to 0.50 to 1.00
         but greater than 0.40 to 1.00                           0.150%
------------------------------------------------------------------------------
------------------------------------------------------------------------------
    4    Less than or equal to 0.40 to 1.00
         but greater than 0.30 to 1.00                           0.125%
------------------------------------------------------------------------------
------------------------------------------------------------------------------
    5    Less than or equal to 0.30 to 1.00                      0.100%
------------------------------------------------------------------------------

Notwithstanding the above, if the Borrower shall fail to deliver any such Compliance Certificate within the time period required by Section 8.3., then the Applicable Facility Fee shall be the percent per annum provided for in level 1 above until the appropriate Compliance Certificate is so delivered.

         "Applicable Law" means all applicable provisions of constitutions, statutes, rules, regulations and orders of all governmental bodies and all orders and decrees of all courts, tribunals and arbitrators.

         "Applicable Margin" means, except as set forth below in this definition, (a) from the Effective Date through the date four days following the date of receipt by the Agent of a Compliance Certificate in respect of the fiscal period of the Borrower and its Subsidiaries ending on March 31, 1997, the percent per annum provided for in level 3 of the following table and (b) thereafter for each period beginning on the date five days following the date of receipt by the Agent of a Compliance Certificate in respect of any quarterly fiscal period of the Borrower and its Subsidiaries ending after March 31, 1997 and ending on the date four days following the date of receipt by the Agent of a Compliance Certificate in respect of a subsequent fiscal period, that percent per annum set forth below opposite the Debt to Capitalization Ratio applicable to the fiscal period of the Borrower and its Subsidiaries then ended as reflected in the applicable Compliance Certificate:

------------------------------------------------------------------------------
   Level   Debt to Capitalization Ratio                   Applicable Margin

------------------------------------------------------------------------------
------------------------------------------------------------------------------
     1     Less than or equal to 0.60 to 1.00
           but greater than 0.55 to 1.00                         0.500%
------------------------------------------------------------------------------
------------------------------------------------------------------------------
     2     Less than or equal to 0.55 to 1.00
           but greater than 0.50 to 1.00                         0.400%
------------------------------------------------------------------------------
------------------------------------------------------------------------------
     3     Less than or equal to 0.50 to 1.00
           but greater than 0.40 to 1.00                         0.350%
------------------------------------------------------------------------------
------------------------------------------------------------------------------
     4     Less than or equal to 0.40 to 1.00
           but greater than 0.30 to 1.00                         0.275%
------------------------------------------------------------------------------
------------------------------------------------------------------------------
     5     Less than or equal to 0.30 to 1.00                    0.200%
------------------------------------------------------------------------------

Notwithstanding the above, if the Borrower shall fail to deliver any such Compliance Certificate within the time period required by Section 8.3., then the Applicable Margin shall be the percent per annum provided for in level 1 above until the appropriate Compliance Certificate is so delivered.

         "Assignee" has the meaning given that term in Section 12.5.(d).

         "Assignment   and  Acceptance   Agreement"   means  an  Assignment  and
Acceptance Agreement among a Lender, an Assignee and the Agent, substantially in the form of Exhibit A.

         "Base Rate" means the per annum rate of interest equal to the greater of (a) the Prime Rate or (b) the Federal Funds Rate plus one-half of one percent (0.5%). Any change in the Base Rate resulting from a change in the Prime Rate or the Federal Funds Rate shall become effective as of 12:01 a.m. E.S.T. of the Business Day on which each such change occurs. The Base Rate is a reference rate used by the Agent in determining interest rates on certain loans and is not intended to be the lowest rate of interest charged on any extension of credit to any debtor.

         "Base Rate Loan" means a Loan bearing interest at a rate based on the Base Rate.

         "Bid Rate" has the meaning given that term in Section 2.2.(c)(ii)(C).

         "Bid Rate Borrowing" has the meaning given that term in Section 2.2.(b)

         "Bid Rate Loan" means a loan made under Section 2.2.(b).

         "Bid Rate Notes" has the meaning given that term in Section 2.11.(b).

         "Bid Rate Quote" means an offer in accordance with Section 2.2.(c) by a Lender to make a Bid Rate Loan with one single specified interest rate.

         "Bid Rate Quote Request" has the meaning given that term in Section 2.2.(b).

         "Board of Directors" means, at any time, the board of directors of the Borrower or the board of directors (other group of individuals responsible for performing similar functions, in the case of a Person not a corporation) of a Restricted Subsidiary, as applicable, or any committee thereof that, in the instance, shall have the lawful power to exercise the power and authority of such board of directors or other group.

         "Borrower" has the meaning set forth in the introductory paragraph hereof and shall include the Borrower's successors and assigns.

         "Business Day" means (a) any day other than a Saturday, Sunday or other day on which banks in Atlanta, Georgia or Charlotte, North Carolina are authorized or required to close and (b) with reference to a LIBOR Loan, any such day that is also a day on which dealings in Dollar deposits are carried out in the London interbank market.

         "Capital Expenditures" means, with respect to any Person, all expenditures made and liabilities incurred for the acquisition of assets which are not, in accordance with GAAP, treated as expense items for such Person in the year made or incurred or as a prepaid expense applicable to a future year or years, and shall include all Capitalized Lease obligations.

         "Capitalized Lease" means, at any time, a lease with respect to which, under GAAP, the lessee is or will be required to recognize the acquisition of an asset and the incurrence of a liability at such time.

         "Commitment" means, as to each Lender, such Lender's obligation to make Revolving Loans pursuant to Section 2.1. and to issue (in the case of the Agent) or participate in (in the case of the other Lenders) Letters of Credit pursuant to Section 2.3.(a) and 2.3.(i) respectively, in an amount up to, but not exceeding, (but in the case of the Agent excluding the aggregate amount of participations in the Letters of Credit held by other Lenders) the amount set forth for such Lender on its signature page hereto as such Lender's "Initial Commitment Amount" or as set forth in the applicable Assignment and Acceptance Agreement, as the same may be reduced from time to time pursuant to Section
2.12. or as appropriate to reflect any assignments to or by such Lender effected in accordance with Section 12.5.

         "Commitment Percentage" means, as to each Lender, the ratio, expressed as a percentage, of (a) the amount of such Lender's Commitment to (b) the sum of
(i) the aggregate amount of the Commitments of all Lenders hereunder; provided, however, that if at the time of determination the Commitments have terminated or been reduced to zero, the "Commitment Percentage" of each Lender shall be the Commitment Percentage of such Lender in effect immediately prior to such termination or reduction.

         "Compliance Certificate" has the meaning given such term in Section 8.3

         "Consolidated Assets" means the total consolidated assets of the Borrower and its Restricted Subsidiaries.

         "Consolidated EBIT" means, for any period, the sum of (a) Consolidated Net Income for such period, plus (b) the aggregate amount of (i) taxes imposed on, or measured by, income or excess profits, and (ii) Consolidated Interest Expense (to the extent, and only to the extent, that any such amount in clauses
(i) or (ii) was deducted in the computation of Consolidated Net Income for such period), in each case accrued for such period by the Borrower and the Restricted Subsidiaries, determined on a consolidated basis for such Persons.

         "Consolidated Interest Expense" means, for any period, all interest charges for such period accrued on or with respect to all Debt of the Borrower and its Restricted Subsidiaries (including without limitation, amortization of debt discount and expense and imputed interest on Capitalized Lease obligations).

         "Consolidated Net Income" means, with respect to the Borrower and its Restricted Subsidiaries for any period of computation thereof, the net income (or loss) of the Borrower and its Restricted Subsidiaries on a consolidated basis for such period; provided, however, that the following shall be excluded when determining Consolidated Net Income: (a) any item of gain or loss resulting from sale, conversion or other disposition of assets other than in the ordinary course of business; (b) net gains or losses on the acquisition, retirement, sale or other disposition of capital stock and other securities of the Borrower and its Restricted Subsidiaries; (c) the income (or loss) for such fiscal period of any Person prior to the date such Person becomes a Restricted Subsidiary of the Borrower or is merged into or consolidated with the Borrower or any of its Restricted Subsidiaries, or such Person's assets are acquired by the Borrower or any of its Restricted Subsidiaries; (d) any write-up of any asset; (e) any other net gains or losses of an extraordinary nature as determined in accordance with GAAP; (f) any earnings attributable to the amortization of negative goodwill; and (g) that portion of net earnings of any Restricted Subsidiary that is unavailable for payment as dividends to the Borrower or another Restricted Subsidiary as a result of a legal or contractual prohibition, unless such portion of such net earnings is legally available for either: (x) reimbursement to the Borrower or another Restricted Subsidiary for advances, loans or allocated expenses, or (y) advances or loans to the Borrower or another Restricted Subsidiary.

         "Consolidated Net Worth" means the Borrower's stockholder's equity which would appear as such on a consolidated balance sheet of the Borrower and its Restricted Subsidiaries prepared in accordance with GAAP.

         "Consolidated Tangible Net Worth" means (a) Consolidated Net Worth less
(b) all intangible items reflected therein, including all goodwill, all intangible plant expansion costs, all unamortized debt discount and expense, unamortized research and development expense, unamortized deferred charges, patents, trademarks, service marks, trade names, copyrights, unamortized excess cost of investment in Subsidiaries over equity at dates of acquisition, and all similar items which should properly be treated as intangibles in accordance with GAAP.

         "Continue",   "Continuation"   and  "Continued"   each  refers  to  the
continuation of a LIBOR Loan from one Interest Period to another Interest Period pursuant to Section 2.9.

         "Convert", "Conversion" and "Converted" each refers to the conversion of a Base Rate Loan into a LIBOR Loan or the conversion of a LIBOR Loan into a Base Rate Loan, in either case pursuant to Section 2.10.

         "Credit Event" means any of the following: (a) the making (or deemed making) of any Loan, (b) the Conversion of a Loan and (c) the issuance of a Letter of Credit.

         "Debt" means, with respect to a Person and at the time of determination thereof, all of the following (without duplication): (a) obligations of such Person in respect of money borrowed; (b) obligations of such Person (other than trade debt incurred in the ordinary course of business), (i) represented by notes payable, or drafts accepted, in each case representing extensions of credit, (ii) evidenced by bonds, debentures, notes or similar instruments, or
(iii) constituting purchase money indebtedness, conditional sales contracts, title retention debt instruments or other similar instruments, upon which interest charges are customarily paid or that are issued or assumed as full or partial payment for property; (c) obligations of such Person in respect of mandatorily redeemable Securities issued by such Person; (d) Capitalized Lease obligations of such Person; (e) all reimbursement obligations of such Person under any letters of credit or acceptances (whether or not the same have been presented for payment); and (f) all Debt of other Persons which (i) such Person has Guaranteed or (ii) are secured by a Lien on any property of such Person (whether or not such Person has assumed liability with respect to such Debt).

         "Debt to Capitalization Ratio" means, as of the date of determination thereof, the ratio of (a) all Debt of the Borrower and its Restricted Subsidiaries as determined on a consolidated basis to (b) the sum of (i) all Debt of the Borrower and its Restricted Subsidiaries as determined on a consolidated basis plus (ii) the Borrower's Consolidated Net Worth.

         "Default" means any of the events specified in Section 10.1., whether or not there has been satisfied any requirement for the giving of notice, the lapse of time, or both.

         "Defaulting Lender" has the meaning set forth in Section 3.11.

         "Dollars" or "$" means the lawful currency of the United States of America.

         "Effective Date" means the later of: (a) the Agreement Date; and (b) the date on which all of the conditions precedent set forth in Section 5.1. shall have been fulfilled or waived in writing by the Requisite Lenders.

         "E.S.T." means Charlotte, North Carolina time.

         "Employee Benefit Plan" means any employee benefit plan within the meaning of Section 3(3) of ERISA which (a) is maintained for employees of the Borrower, any of its Subsidiaries or any of its other ERISA Affiliates or is assumed by the Borrower, any of its Subsidiaries or any of its other ERISA Affiliates in connection with any acquisition or other business combination or
(b) has at any time been maintained for the employees of the Borrower, any of its Subsidiaries or any other current or former ERISA Affiliate.

         "Environmental Laws" means any Applicable Law relating to environmental protection or the manufacture, storage, disposal or clean-up of Hazardous Materials including, without limitation, the following: Clean Air Act, 42 U.S.C. S 7401 et seq; Federal Water Pollution Control Act, 33 U.S.C. S 1251 et seq.; Solid Waste Disposal Act, 42 U.S.C. ss. 6901 et seq.; Comprehensive Environmental Response, Compensation and Liability Act, 42 U.S.C. ss. 9601 et seq.; National Environmental Policy Act, 42 U.S.C. ss. 4321 et seq.; regulations of the Environmental Protection Agency and any applicable rule of common law and any judicial interpretation thereof relating primarily to the environment or Hazardous Materials.

         "ERISA" means the Employee Retirement Income Security Act of 1974, as in effect from time to time.

         "ERISA Affiliate" means any entity required at any relevant time to be aggregated with the Borrower or any Subsidiary under Sections 414(b) or (c) of the Internal Revenue Code. In addition, for purposes of any provision of this Agreement that relates to Section 412(n) of the Internal Revenue Code, the term ERISA Affiliate shall mean any entity aggregated with the Borrower or any Subsidiary under Sections 414(b), (c), (m) or (o) of the Internal Revenue Code.

         "Event of Default" means any of the events specified in Section 10.1., provided that any requirement for notice or lapse of time or any other condition has been satisfied.

         "Excluded Transfers" has the meaning given such term in Section 9.2.
(g)(ii)(3)(A).

         "Fair Market Value" means, at any time, with respect to any Property, the sale value of such Property that would be realized in an arm's-length sale at such time between an informed and willing buyer, and an informed and willing seller, under no compulsion to buy or sell, respectively.

         "Federal Funds Rate" means, for any day, the rate per annum (rounded upward to the nearest 1/100th of 1%) equal to the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers on such day, as published by the Federal Reserve Bank of New York on the Business Day next succeeding such day, provided that (a) if such day is not a Business Day, the Federal Funds Effective Rate for such day shall be such rate on such transactions on the next preceding Business Day, and (b) if no such rate is so published on such next succeeding Business Day, the Federal Funds Effective Rate for such day shall be the average rate quoted to the Agent by federal funds dealers selected by the Agent on such day on such transaction as determined by the Agent.

         "Fees" means the fees and commissions provided for or referred to in
Section 3.6. and any other fees payable by the Borrower hereunder or under any other Loan Document.

         "Four-Quarter Period" means a period of four full consecutive fiscal quarters of the Borrower and its Subsidiaries, taken together as one accounting period, and unless set forth herein to the contrary, shall mean the four full consecutive fiscal quarters of the Borrower and its Subsidiaries ending on (or most recently ending before) the date of any computation of any given financial ratio or covenant contained herein.

         "GAAP" means accounting principles as promulgated from time to time in statements, opinions and pronouncements by the American Institute of Certified Public Accountants and the Financial Accounting Standards Board and in such statements, opinions and pronouncements of such other entities with respect to financial accounting of for-profit entities as shall be accepted by a substantial segment of the accounting profession in the United States.

         "Governmental Approvals" means all authorizations, consents, approvals, licenses and exemptions of, registrations and filings with, and reports to, all Governmental Authorities.

         "Governmental Authority" means any national, state or local government (whether domestic or foreign), any political subdivision thereof or any other governmental, quasi-governmental, judicial, public or statutory instrumentality, authority, body, agency, bureau or entity (including, without limitation, the Federal Deposit Insurance Corporation, the Comptroller of the Currency or the Federal Reserve Board, any central bank or any comparable authority) or any arbitrator with authority to bind a party at law.

         "Guaranty" means, with respect to any Person (for the purposes of this definition, the "Guarantor") any obligation (except the endorsement in the ordinary course of business of negotiable instruments for deposit or collection) of such Person guaranteeing any Debt of any other Person (the "Primary Obligor") in any manner, whether directly or indirectly, including (without limitation) obligations incurred through an agreement, contingent or otherwise, by the
Guarantor: (a) to purchase such Debt or any Property or assets constituting security therefor; (b) to advance or supply funds (i) for the purpose of payment of such Debt, or (ii) to maintain working capital or other balance sheet condition or any income statement condition of the Primary Obligor or otherwise to advance or make available funds for the purchase or payment of such Debt; (c) to lease Property or to purchase Securities or other Property or services primarily for the purpose of assuring the owner of such Debt of the ability of the Primary Obligor to make payment of the Debt; or (d) otherwise to assure the owner of the Debt of the Primary Obligor against loss in respect thereof. For purposes of computing the amount of any Guaranty, in connection with any computation of Debt, it shall be assumed that the Debt that is the subject of such Guaranty is, to the extent guaranteed under such Guaranty, a direct obligation of the issuer of such Guaranty.

         "Hazardous Materials" means all or any of the following: (a) substances that are defined or listed in, or otherwise classified pursuant to, any applicable Environmental Laws as "hazardous substances", "hazardous materials", "hazardous wastes", "toxic substances" or any other formulation intended to define, list or classify substances by reason of deleterious properties such as ignitability, corrosivity, reactivity, carcinogenicity, reproductive toxicity or "TLCP" toxicity, "EP toxicity"; (b) oil, petroleum or petroleum derived substances, natural gas, natural gas liquids or synthetic gas and drilling fluids, produced waters and other wastes associated with the exploration, development or production of crude oil, natural gas or geothermal resources; (c) any flammable substances or explosives or any radioactive materials; and (d) asbestos in any form or (e) electrical equipment which contains any oil or dielectric fluid containing levels of polychlorinated biphenyls in excess of fifty parts per million.

         "Intellectual Property" has the meaning given that term in Section 6.1.(q).

         "Interest Period" means:

         (a) with respect to any LIBOR Loan, each period commencing on the date such LIBOR Loan is made or the last day of the next preceding Interest Period for such Loan and ending on the numerically corresponding day in the first, second, third or sixth calendar month thereafter, as the Borrower may select in a Notice of Borrowing, Notice of Continuation or Notice of Conversion, as the case may be, except that each Interest Period that commences on the last Business Day of a calendar month (or on any day for which there is no numerically corresponding day in the appropriate subsequent calendar month) shall end on the last Business Day of the appropriate subsequent calendar month; and

         (b) with respect to any Bid Rate Loan, the period commencing on the date such Bid Rate Loan is made and ending on any Business Day not less than 7 and not more than 90 days thereafter, as the Borrower may select as provided in
Section 2.2.(b).

Notwithstanding the foregoing: (i) if any Interest Period would otherwise end after the Termination Date, such Interest Period shall end on the Termination Date; (ii) each Interest Period that would otherwise end on a day which is not a Business Day shall end on the next succeeding Business Day (or, in the case of an Interest Period for a LIBOR Loan, if such next succeeding Business Day falls in the next succeeding calendar month, on the next preceding Business Day); and
(iii) notwithstanding the immediately preceding clause (i), no Interest Period for any LIBOR Loan shall have a duration of less than one month and, if the Interest Period for any LIBOR Loan would otherwise be a shorter period, such Loan shall not be available hereunder for such period.

         "Internal Revenue Code" means the Internal Revenue Code of 1986, as amended.

         "Investment" means any investment, made in cash or by delivery of Property, by the Borrower or any Restricted Subsidiary (x) in any Person, whether by acquisition of stock, indebtedness or other obligation or Security, or by loan, Guaranty, advance or capital contribution, or otherwise, or (y) in any Property.

         "L/C Commitment Amount" equals $15,000,000 (Fifteen Million Dollars).

         "Lender" means each financial institution from time to time party hereto as a "Lender", together with its respective successors and assigns.

         "Lending Office" means, for each Lender and for each Type of Loan, the office of such Lender specified as such on its signature page hereto or in the applicable Assignment and Acceptance Agreement, or such other office of such Lender as such Lender may notify the Agent in writing from time to time.

         "Letter of Credit" has the meaning set forth in Section 2.3.(a).

         "Letter of Credit Documents" means, with respect to any Letter of Credit, collectively, any application therefor, any certificate or other document presented in connection with a drawing under such Letter of Credit and any other agreement, instrument or other document governing or providing for (a) the rights and obligations of the parties concerned or at risk with respect to such Letter of Credit or (b) any collateral security for any of such obligations.

         "Letter of Credit Liabilities" shall mean, without duplication, at any time and in respect of any Letter of Credit, the sum of (a) the Stated Amount of such Letter of Credit plus (b) the aggregate unpaid principal amount of all Reimbursement Obligations of the Borrower at such time due and payable in respect of all drawings made under such Letter of Credit. For purposes of this Agreement, a Lender (other than the Agent in its capacity as such) shall be deemed to hold a Letter of Credit Liability in an amount equal to its participation interest in the related Letter of Credit under Section 2.3.(i), and the Agent shall be deemed to hold a Letter of Credit Liability in an amount equal to its retained interest in the related Letter of Credit after giving effect to the acquisition by the Lenders other than the Agent of their participation interests under such Section.

         "LIBOR" means, for any LIBOR Loan for any Interest Period therefor, the rate per annum (rounded upwards, if necessary, to the nearest 1/100 of 1%) appearing on Telerate Page 3750 (or any successor page) as the London interbank offered rate for deposits in Dollars at approximately 11:00 a.m. (London time) two Business Days prior to the first day of such Interest Period. If for any reason such rate is not available, the term "LIBOR Rate" shall mean, for any LIBOR Loan for any Interest Period therefor, the rate per annum (rounded upwards, if necessary, to the nearest 1/100 of 1%) appearing on Reuters Screen LIBO Page as the London interbank offered rate for deposits in Dollars at approximately 11:00 a.m. (London time) two Business Days prior to the first day of such Interest Period for a term comparable to such Interest Period; provided, however, if more than one rate is specified on Reuters Screen LIBO Page, the applicable rate shall be the arithmetic mean of all such rates.

         "LIBOR Loans" means Loans bearing interest at a rate based on LIBOR.

         "Lien" means any interest in Property constituting any pledge, assignment, hypothecation, mortgage, security interest, deposit arrangement, conditional sale or title retaining contract, sale and leaseback transaction, effective financing statement filing, lessor's or lessee's interest under any lease, subordination of any claim or right, or any other arrangement, express or implied, under which such Property is transferred, sequestered or otherwise identified for the purpose of subjecting the same to the payment of Debt or performance of any other obligation in priority to the payment of general, unsecured creditors. The term "Lien" includes, with respect to stock, stockholder agreements, voting trust agreements, buyback agreements and all similar arrangements, but excludes, with respect to any ownership interest in a limited liability company or partnership, limited liability company agreements, operating agreements, partnership agreements, voting trust agreements, buy-back agreements and all similar arrangements. For the purposes hereof, the Borrower and each Subsidiary is deemed to be the owner of any Property that it shall have acquired or holds subject to a conditional sale agreement, Capitalized Lease or other arrangement pursuant to which title to the Property has been retained by or vested in some other Person for security purposes, and such retention or vesting is deemed a Lien.

         "Loan" means a Revolving Loan, a Bid Rate Loan or a Swingline Loan.

         "Loan Document" means this Agreement, each Note, each document, instrument or agreement executed and delivered by the Borrower to or in favor of the Agent in connection with or relating to any Letter of Credit and each other document or instrument now or hereafter executed and delivered by the Borrower to or in favor of the Agent or any Lender in connection with, pursuant to or relating to this Agreement.

         "Material Adverse Effect" means a materially adverse effect on (a) the business, assets, liabilities, financial condition or results of operations of the Borrower and its Restricted Subsidiaries taken as a whole, (b) the ability of the Borrower to perform its obligations under any Loan Document to which it is a party, (c) the validity or enforceability of any of the Loan Documents, or
(d) the timely payment of the principal of or interest on the Loans or other amounts payable in connection therewith.

         "Material Contract" means any contract or other arrangement (other than Loan Documents), whether written or oral, to which the Borrower or any Subsidiary is a party as to which the breach, nonperformance, cancellation or failure to renew by any party thereto could reasonably be expected to have a Material Adverse Effect.

         "Multiemployer Plan" means a "multiemployer plan" as defined in Section 4001(a)(3) of ERISA to which the Borrower, any of its Subsidiaries or any other ERISA Affiliate is making, or is accruing an obligation to make, contributions or has made, or been obligated to make, contributions.

         "NCMI" means NationsBanc Capital Markets, Inc., and its respective successors and assigns.

         "NationsBank" means NationsBank, N.A. (South), and its respective successors and assigns.

         "Note" means a Revolving Note, a Bid Rate Note or the Swingline Note.

         "Notice of Borrowing" means a notice in the form of Exhibit B to be delivered to the Agent pursuant to Section 2.1.(b) evidencing the Borrower's request for a borrowing of Revolving Loans.

         "Notice of Continuation" means a notice in the form of Exhibit C to be delivered to the Agent pursuant to Section 2.9. evidencing the Borrower's request for the Continuation of a LIBOR Loan.

         "Notice of Conversion" means a notice in the form of Exhibit D to be delivered to the Agent pursuant to Section 2.10. evidencing the Borrower's request for the Conversion of a Loan from one Type to another Type.

         "Notice of Swingline Borrowing" means a notice in the form of Exhibit E to be delivered to the Swingline Lender pursuant to Section 2.4.(b) evidencing the Borrower's request for a Swingline Loan.

         "Obligations" means, individually and collectively: (a) the aggregate principal balance of, and all accrued and unpaid interest on, all Loans; (b) all Reimbursement Obligations and all other Letter of Credit Liabilities; and (c) all other indebtedness, liabilities, obligations, covenants and duties of the Borrower owing to the Agent, any Lender or NCMI of every kind, nature and description, under or in respect of this Agreement or any of the other Loan Documents, including, without limitation, all Fees and indemnification obligations, whether direct or indirect, absolute or contingent, due or not due, contractual or tortious, liquidated or unliquidated, and whether or not evidenced by any promissory note.

         "Operating Income Contribution Percentage" means, in respect of any Property of the Borrower or any Restricted Subsidiary that is the subject of a Transfer or proposed Transfer, the percentage of Consolidated Net Income contributed by such Property during the period of 12 consecutive fiscal months of the Borrower most recently ended prior to the Transfer or proposed Transfer of such Property; provided that such percentage so contributed may be determined in good faith by the Borrower, and if the consideration received in connection with such Transfer exceeds $10,000,000, such determination shall have been supported by a certificate of the Chairman, the Vice Chairman, the President or a Vice President of the Borrower detailing such determination and that such certificate is delivered to the Agent and each of the Lenders within 30 days of such Transfer.

         "Participant" has the meaning given that term in Section 12.5.(c).

         "PBGC" means the Pension Benefit Guaranty Corporation and any successor agency.

         "Pension Plan" means any employee pension benefit plan within the meaning of Section 3(2) of ERISA, other than a Multiemployer Plan, which is subject to the provisions of Title IV of ERISA or Section 412 of the Code and which (a) is maintained for employees of the Borrower, any of its Subsidiaries or any of its other ERISA Affiliates or is assumed by the Borrower, any of its Subsidiaries or any of its other ERISA Affiliates in connection with any acquisition or other business combination or (b) has at any time been maintained for the employees of the Borrower, any of its Subsidiaries or any other current or former ERISA Affiliate.

         "Permitted Investments" means any of the following Investments: (a) direct obligations of the United States of America or obligations guaranteed by the United States of America maturing no later than 365 days from the date of acquisition; (b) repurchase agreements or eurodollar deposits with or certificates of deposit maturing no later than 365 days from the date of acquisition and issued by banks having a combined capital and surplus of over $250,000,000 and rated at least A- by Standard & Poor's Rating Group, a division of McGraw-Hill, Inc. ("S&P") and at least A3 by Moody's Investor Service, Inc. ("Moody's"); (c) Investments in Restricted Subsidiaries or Persons that contemporaneously with such Investment become Restricted Subsidiaries; (d) Investment in commercial paper issued by corporations incorporated in the United States of America or any state thereof and maturing in 270 days or less and rated at least A-1 by S&P or P-1 by Moody's; (e) Investments in Property used in the ordinary course of business of the Borrower and the Restricted Subsidiaries; and (f) other Investments so long as after giving effect to such other Investments the aggregate book value of all such other Investments of the Borrower and the Restricted Subsidiaries at such time does not exceed 20% of Consolidated Assets at such time.

         "Person"  means  an  individual,   corporation,   partnership,  limited
liability company, association, trust or unincorporated organization, or a government or any agency or political subdivision thereof.

         "Post-Default Rate" means, in respect of any principal of any Loan, any Reimbursement Obligation or any other Obligation that is not paid when due (whether at stated maturity, by acceleration, by optional or mandatory prepayment or otherwise), a rate per annum during the period from and including the due date to but excluding the date on which such amount is paid in full equal to two percent (2.0%) plus the Base Rate as in effect from time to time; provided that, if the amount so in default is the principal of a LIBOR Loan or a Bid Rate Loan and the due date thereof is a day other than the last day of the Interest Period therefor, the "Post-Default Rate" for such principal shall be, for the period from and including such due date to but excluding the last day of the Interest Period, two percent (2.0%) plus the interest rate for such Loan as provided in Section 2.5.(a), and thereafter, the rate provided for above in this definition.

         "Prime Rate" means the rate of interest per annum announced publicly by the Agent as its prime rate from time to time. The Prime Rate is not necessarily the best or the lowest rate of interest offered by the Agent or any Lender.

         "Principal Office" means the office of the Agent located at 600 Peachtree Street, N.E., 21st Floor, Atlanta, Georgia 30308, Attention: Corporate Banking, Corporate Loan Support, or such other office of the Agent as the Agent may designate from time to time.

         "Property" means any interest in any kind of property or asset, whether real, personal or mixed, and whether tangible or intangible.

         "Purchase Money Lien" means (a) any Lien held by any Person (whether or not the seller of such Property) on tangible Property (or a group of related items of Property the substantial portion of which are tangible) acquired or constructed by the Borrower or any Subsidiary, which Lien secures all or a portion of the related purchase price or construction costs of such Property, provided that such Purchase Money Lien (i) encumbers only Property acquired or constructed after the Agreement Date and acquired with the proceeds of the Debt secured thereby, and (ii) such Lien is not thereafter extended to any other Property and (b) any Lien existing on Property of any Person at the time it becomes a Restricted Subsidiary, provided that (i) no such Lien shall extend to or cover any Property other than the Property subject to such Lien at the time of any such transaction, and (ii) such Lien was not created in contemplation of any such transaction.

         "Quarterly Date" means the last Business Day of March, June, September and December in each year, the first of which shall be March 31, 1997.

         "Register" has the meaning given that term in Section 12.5.(e).

         "Regulatory Change" means, with respect to any Lender, any change effective after the Agreement Date in Applicable Law (including without limitation, Regulation D of the Board of Governors of the Federal Reserve System) or the adoption or making after such date of any interpretation, directive or request applying to a class of banks, including such Lender, of or under any Applicable Law (whether or not having the force of law and whether or not failure to comply therewith would be unlawful) by any Governmental Authority or monetary authority charged with the interpretation or administration thereof or compliance by any Lender with any request or directive regarding capital adequacy.

         "Reimbursement  Obligation"  means  the  absolute,   unconditional  and
irrevocable obligation of the Borrower to reimburse the Agent for any drawing honored by the Agent under a Letter of Credit.

         "Reportable Event" has the meaning set forth in Section 4043(b) of ERISA, but shall not include a Reportable Event as to which the provision for 30 days' notice to the PBGC is waived under applicable regulations.

         "Requisite Lenders" means, as of any date, Lenders having more than 50% of the aggregate amount of the Commitments, or, if the Commitments have been terminated or reduced to zero, Lenders holding more than 50% of the principal amount of the Loans and Letter of Credit Liabilities.

         "Restricted Subsidiary" means, at any time, a Subsidiary, (a) organized under the laws of the United States, Puerto Rico or Canada or a jurisdiction thereof at such time, (b) that conducts substantially all of its business and has substantially all of its Property within the United States, Puerto Rico and Canada at such time, and (c) at least 80% (by number of votes) of each class of Voting Stock of which and 100% of all preferred stock and other equity Securities of which are legally and beneficially owned by the Borrower and its Wholly-Owned Restricted Subsidiaries at such time.

         "Restricted Subsidiary Stock" has the meaning given such term in
Section 9.2.(f).

         "Revolving Loan" means a loan made by the Lender to the Borrower pursuant to Section 2.1.(a).

         "Revolving Note" has the meaning given that term in Section 2.11.(a).

         "Securities Act" means the Securities Act of 1933, as amended from time to time, together with all rules and regulations issued thereunder.

         "Security" means a "security" as defined by Section 2(1) of the Securities Act.

         "Solvent" means, when used with respect to any Person, that (a) the fair value and the fair salable value of its assets (excluding any Debt due from any Affiliate of such Person) are each in excess of the fair valuation of its total liabilities (including all contingent liabilities); and (b) such Person is able to pay its debts or other obligations in the ordinary course as they mature and (c) that the Person has capital not unreasonably small to carry on its business and all business in which it proposes to be engaged.

         "Stated Amount" means the amount available to be drawn by a beneficiary under a Letter of Credit from time to time, as such amount may be increased or reduced from time to time in accordance with the terms of such Letter of Credit.

         "Subsidiary" means, at any time, a corporation, partnership, limited liability company or other business entity of which the Borrower owns, directly or indirectly, more than 50% (by number of votes) of each class of Voting Stock at such time.

         "Swingline Commitment" means the Swingline Lender's obligation to make Swingline Loans pursuant to Section 2.4. in an amount up to, but not exceeding, $30,000,000.

         "Swingline Lender" means NationsBank, N.A. (South), together with its respective successors and assigns.

         "Swingline Loan" means a loan made by the Swingline Lender to the Borrower pursuant to Section 2.4.(a).

         "Swingline Note" means the promissory note of the Borrower payable to the order of the Swingline Lender in a principal amount equal to the amount of the Swingline Commitment as originally in effect and otherwise duly completed, substantially in the form of Exhibit F.

         "Taxes" has the meaning given that term in Section 3.12.

         "Termination Date" means March 17, 2002.

         "Termination  Event"  means:  (a) a  "Reportable  Event"  described  in
Section 4043 of ERISA and the regulations issued thereunder (unless the notice requirement has been waived by applicable regulation); or (b) the withdrawal of the Borrower or any ERISA Affiliate from a Pension Plan during a plan year in which it was a "substantial employer" as defined in Section 4001(a)(2) of ERISA or was deemed such under Section 4068(f) of ERISA; or (c) the termination of a Pension Plan, the filing of a notice of intent to terminate a Pension Plan or the treatment of a Pension Plan amendment as a termination under Section 4041 of ERISA; or (d) the institution of proceedings to terminate a Pension Plan by the PBGC; or (e) any other event or condition which would constitute grounds under
Section 4042(a) of ERISA for the termination of, or the appointment of a trustee to administer, any Pension Plan; or (f) the partial or complete withdrawal of the Borrower or any ERISA Affiliate from a Multiemployer Plan; or (g) the imposition of a Lien pursuant to Section 412 of the Code or Section 302 of ERISA; or (h) any event or condition which results in the reorganization or insolvency of a Multiemployer Plan under Section 4241 or Section 4245 of ERISA, respectively; or (i) any event or condition which results in the termination of a Multiemployer Plan under Section 4041A of ERISA or the institution by the PBGC of proceedings to terminate a Multiemployer Plan under Section 4042 of ERISA.

         "Transfer"  or "To  Transfer"  have the  meaning  given  such  terms in
Section 9.2.(g)(ii).

         "Type" with respect to any Loan, refers to whether such Loan is a LIBOR Loan or Base Rate Loan.

         "Unrestricted Subsidiary" means, at any time, any Subsidiary that has been designated by the Borrower as an Unrestricted Subsidiary, provided that at the time of such designation (a) the Subsidiary so designated neither owns, directly or indirectly, any Debt of the Borrower or any Restricted Subsidiary or any capital stock or other Securities of any Restricted Subsidiary, (b) no Debt of such Subsidiary is Guaranteed by the Borrower or a Restricted Subsidiary, and
(c) no Default or Event of Default would occur as a result of such designation.

         "Voting Stock" shall mean capital stock (or equivalent ownership interest) of any class or classes of a corporation, partnership, limited liability company or other business entity, the holders of which are ordinarily, in the absence of contingencies, entitled to elect corporate directors, managers or trustees (or Persons performing similar functions).

         "Wholly-Owned Restricted Subsidiary" means, at any time, any Restricted Subsidiary 100% of all of the equity Securities (except directors' qualifying shares) of which are owned by any one or more of the Borrower and the Borrower's other wholly-owned Subsidiaries at such time.

Section 1  General.
         Unless otherwise indicated, all accounting terms, ratios and measurements shall be interpreted or determined in accordance with GAAP. References in this Agreement to "Sections", "Articles", "Exhibits" and "Schedules" are to sections, articles, exhibits and schedules herein and hereto unless otherwise indicated. References in this Agreement to any document, instrument or agreement (a) shall include all exhibits, schedules and other attachments thereto, (b) shall include all documents, instruments or agreements issued or executed in replacement thereof, to the extent permitted hereby and
(c) shall mean such document, instrument or agreement, or replacement or predecessor thereto, as amended, supplemented, restated or otherwise modified from time to time to the extent permitted hereby and in effect at any given time. Wherever from the context it appears appropriate, each term stated in either the singular or plural shall include the singular and plural, and pronouns stated in the masculine, feminine or neuter gender shall include the masculine, the feminine and the neuter. Unless explicitly set forth to the contrary, a reference to "Subsidiary" means a Subsidiary of the Borrower or a Subsidiary of such Subsidiary and a reference to an "Affiliate" means a reference to an Affiliate of the Borrower. Titles and captions of Articles, Sections, subsections and clauses in this Agreement are for convenience only, and neither limit nor amplify the provisions of this Agreement.

                            ARTICLE 2 CREDIT FACILITY
Section 2.1  Revolving Loans.
         (a) Generally. Subject to the terms and conditions hereof, during the period from the Effective Date to but excluding the Termination Date, each Lender severally and not jointly agrees to make Revolving Loans to the Borrower in an aggregate principal amount at any one time outstanding up to, but not exceeding, the amount of such Lender's Commitment; provided, however, that in no event shall the aggregate principal amount of all outstanding Revolving Loans, together with the aggregate principal amount of all outstanding Swingline Loans, the aggregate amount of all Letter of Credit Liabilities and the aggregate principal amount of all outstanding Bid Rate Loans, exceed the aggregate amount of the Commitments as in effect from time to time. Subject to the terms and conditions of this Agreement, during the period from the Effective Date to but excluding the Termination Date, the Borrower may borrow, repay and reborrow Revolving Loans hereunder.

         (b) Requesting Revolving Loans. The Borrower shall give the Agent notice pursuant to a Notice of Borrowing or telephonic notice of each borrowing of Revolving Loans. Each Notice of Borrowing shall be delivered to the Agent before (a) 11:00 a.m. E.S.T. in the case of LIBOR Loans, on the date three Business Days prior to the proposed date of such borrowing and (b) 12:00 noon E.S.T. in the case of Base Rate Loans, on the proposed date of such borrowing. Any such telephonic notice shall include all information to be specified in a written Notice of Borrowing and shall be promptly confirmed in writing by the Borrower pursuant to a Notice of Borrowing sent to the Agent by telecopy on the same day of the giving of such telephonic notice. The Agent will transmit by telecopy the Notice of Borrowing (or the information contained in such Notice of Borrowing) to each Lender promptly upon receipt by the Agent. Each Notice of Borrowing or telephonic notice of each borrowing shall be irrevocable once given and binding on the Borrower.

         (c) Disbursements of Revolving Loan Proceeds. No later than 2:30 p.m. E.S.T. on the date specified in the Notice of Borrowing, each Lender will make available for the account of its applicable Lending Office to the Agent at the Principal Office, in immediately available funds, the proceeds of the Revolving Loan to be made by such Lender. With respect to Revolving Loans to be made after the Effective Date, unless the Agent shall have been notified by any Lender prior to the specified date of borrowing that such Lender does not intend to make available to the Agent the Revolving Loan to be made by such Lender on such date, the Agent may assume that such Lender will make the proceeds of such Revolving Loan available to the Agent on the date of the requested borrowing as set forth in the Notice of Borrowing and the Agent may (but shall not be obligated to), in reliance upon such assumption, make available to the Borrower the amount of such Revolving Loan to be provided by such Lender. Subject to satisfaction of the applicable conditions set forth in Article V. for such borrowing, the Agent will make the proceeds of such borrowing available to the Borrower no later than 3:00 p.m. E.S.T. on the date and at the account specified by the Borrower in such Notice of Borrowing.

Section 2.2   Bid Rate Loans.
         (a) Bid Rate Loans. In addition to borrowings of Revolving Loans, at any time during the period from the Effective Date to but excluding the Termination Date, the Borrower may, as set forth in this Section, request the Lenders to make offers to make Bid Rate Loans to the Borrower in Dollars. The Lenders may, but shall have no obligation to, make such offers and the Borrower may, but shall have no obligation to, accept any such offers in the manner set forth in this Section.

         (b) Requests for Bid Rate Loans. When the Borrower wishes to request from the Lenders offers to make Bid Rate Loans, it shall either (x) give the Agent notice or (y) give all of the Lenders notice directly (each such notice a "Bid Rate Quote Request") so as to be received no later than 11:00 a.m. E.S.T. on the Business Day next preceding the date of borrowing proposed therein (or such other time and date as the Borrower and the Agent, with the consent of the Requisite Lenders, may agree). If the Borrower has elected to give a Bid Rate Quote Request to the Agent only (an "Agented Bid Rate Quote Request"), the Borrower shall indicate this in such Agented Bid Rate Quote Request. The Agent shall deliver to each Lender a copy of each Agented Bid Rate Quote Request promptly upon receipt thereof by the Agent. The Borrower may request offers to make Bid Rate Loans for up to 3 different Interest Periods in each Bid Rate Quote Request (for which purpose Interest Periods in different lettered clauses of the definition of the term "Interest Period" shall be deemed to be different Interest Periods even if they are coterminous); provided that the request for each separate Interest Period shall be deemed to be a separate Bid Rate Quote Request for a separate borrowing (a "Bid Rate Borrowing"). Each Agented Bid Rate Quote Request shall be substantially in the form of Exhibit G-1 and each Bid Rate Quote Request to be administered by the Borrower shall be substantially in the form of Exhibit G-2, and in each case shall specify as to each Bid Rate
Borrowing:

                  (i) the proposed date of such borrowing, which shall be a Business Day;

                  (ii) the aggregate amount of such Bid Rate Borrowing, which shall not cause any of the limits specified in Section 2.14. to be violated; and

                  (iii) the duration of the Interest Period applicable thereto.

Except as otherwise provided in this subsection (b), no Agented Bid Rate Quote Request shall be given within five Business Days (or such other number of days as the Borrower and the Agent, with the consent of the Requisite Lenders, may agree) of the giving of any other Agented Bid Rate Quote Request.

         (c)      Bid Rate Quotes.

                  (i) Each Lender may submit one or more Bid Rate Quotes, each containing an offer to make a Bid Rate Loan in response to any Bid Rate Quote Request; provided that, if the Borrower's request under Section 2.2.(b) specified more than one Interest Period, such Lender may make a single submission containing one or more Bid Rate Quotes for each such Interest Period. Each Bid Rate Quote (x) in response to an Agented Bid Rate Quote Request must be submitted to the Agent and (y) in response to any other Bid Rate Quote Request must be submitted directly to the Borrower, in each case not later than 10:30 a.m. E.S.T. on the proposed date of borrowing (or such other time and date as the Borrower and the Agent, with the consent of the Requisite Lenders, may agree); provided that the Lender then acting as Agent may submit a Bid Rate Quote in response to an Agented Bid Rate Quote Request only if it notifies the Borrower of the terms of the offer contained therein not later than 10:15 a.m. E.S.T. on the proposed date of such borrowing. Subject to Articles V. and X., any Bid Rate Quote so made shall be irrevocable.

                  (ii) Each Bid Rate Quote shall be substantially in the form of Exhibit H and shall specify:

                           (A)      the proposed date of borrowing and the
Interest Period therefor;

                           (B) the  principal  amount  of the Bid Rate  Loan for
                  which each such offer is being made; provided that the aggregate principal amount of all Bid Rate Loans for which a Lender submits Bid Rate Quotes (x) may be greater or less than the Commitment of such Lender but (y) shall not exceed the principal amount of the Bid Rate Borrowing for a particular Interest Period for which offers were requested;

                           (C)      the rate of interest per annum (rounded
upwards, if necessary, to the nearest 1/10,000th of 1%) offered for each such Bid Rate Loan (the "Bid Rate"); and

                           (D)      the identity of the quoting Lender.

         No Bid Rate Quote shall contain qualifying, conditional or similar language or propose terms other than or in addition to those set forth in the applicable Bid Rate Quote Request and, in particular, no Bid Rate Quote may be conditioned upon acceptance by the Borrower of all (or some specified minimum) of the principal amount of the Bid Rate Loan for which such Bid Rate Quote is being made.

         (d) Notification by Agent. In the case of Bid Rate Quotes given in response to an Agented Bid Rate Quote Request, the Agent shall, as promptly as practicable after such Bid Rate Quotes are submitted (but in any event not later than 11:00 a.m. E.S.T. on the proposed date of borrowing), notify the Borrower of the terms (i) of any such Bid Rate Quote submitted by a Lender that is in accordance with Section 2.2.(c) and (ii) of any such Bid Rate Quote that amends, modifies or is otherwise inconsistent with a previous Bid Rate Quote submitted by such Lender with respect to the same Bid Rate Quote Request. Any such subsequent Bid Rate Quote shall be disregarded by the Agent unless such subsequent Bid Rate Quote is submitted solely to correct a manifest error in such former Bid Rate Quote. The Agent's notice to the Borrower shall specify (A) the aggregate principal amount of the Bid Rate Borrowing for which offers have been received and (B) the principal amounts and Bid Rates so offered by each Lender (identifying the Lender that made each Bid Rate Quote).

         (e)      Acceptance by Borrower.

                  (i) Not later than 12:00 noon E.S.T. on the proposed date of borrowing (or such other time and date as the Borrower and the Agent, with the consent of the Requisite Lenders, may agree), the Borrower shall notify (x) the Agent (and the Agent shall then promptly notify each affected Lender) of the Borrower's acceptance or nonacceptance of the Bid Rate Quotes so notified to the Borrower pursuant to Section 2.2.(d) or (y) all of the affected Lenders and the Agent of the Borrower's acceptance or nonacceptance of the Bid Rate Quotes so notified to the Borrower pursuant to Section 2.2.(c)(i)(x). Such notice by the Borrower shall be in the form of Exhibit I. In the case of acceptance, such notice shall specify the aggregate principal amount of offers for each Interest Period that are accepted. The failure of the Borrower to give such notice by such time shall constitute nonacceptance. The Borrower may accept any Bid Rate Quote in whole or in part; provided that:

                           (A)      the aggregate principal amount of each Bid
 Rate Borrowing may not exceed the applicable amount set forth in the related Bid Rate Quote Request;

                           (B)      the aggregate principal amount of each Bid
Rate Borrowing shall comply with the provisions of Section 3.5. but shall not cause the limits specified in Section 2.14. to be violated;

                           (C)      acceptance of offers may be made only in
ascending order of Bid Rates in each case beginning with the lowest rate so offered; and

                           (D)      the Borrower may not accept any offer that
fails to comply with Section 2.2.(c) or otherwise fails to comply with the requirements of this Agreement).

                  (ii) If offers are made by two or more Lenders with the same Bid Rates for a greater aggregate principal amount than the amount in respect of which offers are accepted for the related Interest Period, the principal amount of Bid Rate Loans in respect of which such offers are accepted shall be allocated among such Lenders in proportion to the aggregate principal amount of such offers. Determinations by the Agent of the amounts of Bid Rate Loans shall be conclusive in the absence of manifest error.

         (f) Obligation to Make Bid Rate Loans. Any Lender whose offer to make any Bid Rate Loan has been accepted shall, not later than 2:30 p.m. E.S.T. on the date specified for the making of such Loan, make the amount of such Loan available to the Agent at its Principal Office in immediately available funds, for account of the Borrower. The amount so received by the Agent shall, subject to the terms and conditions of this Agreement, be made available to the Borrower no later than 3:00 p.m. E.S.T. on such date by depositing the same, in immediately available funds, in an account of the Borrower designated by the Borrower.

         (g) No Effect on Commitment. Except for the purpose and to the extent expressly stated in Section 2.12., the amount of any Bid Rate Loan made by any Lender shall not constitute a utilization of such Lender's Commitment.

Section 2.3  Letters of Credit.
         (a) Letters of Credit. Subject to the terms and conditions of this Agreement, the Agent, on behalf of the Lenders, agrees to issue for the account of the Borrower during the period from and including the Effective Date to, but excluding, the date 90 days prior to the Termination Date one or more stand-by letters of credit (each a "Letter of Credit") up to a maximum aggregate Stated Amount at any one time outstanding not to exceed the L/C Commitment Amount.

         (b) Terms of Letters of Credit. At the time of issuance, the amount, form, terms and conditions of each Letter of Credit, and of any drafts or acceptances thereunder, shall be subject to approval by the Agent and the Borrower. Notwithstanding the foregoing, in no event may the expiration date of any Letter of Credit extend beyond the date 5 Business Days prior to the Termination Date, and any Letter of Credit containing an automatic renewal provision shall also contain a provision pursuant to which, notwithstanding any other provisions thereof, it shall have a final expiration date no later than the date 5 Business Days prior to the Termination Date.

         (c) Requests for Issuance of Letters of Credit. The Borrower shall give the Agent written notice (or telephonic notice promptly confirmed in writing) at least 3 Business Days prior to the requested date of issuance of a Letter of Credit, such notice to describe in reasonable detail the proposed terms of such Letter of Credit and the nature of the transactions or obligations proposed to be supported by such Letter of Credit, and in any event shall set forth with respect to such Letter of Credit (i) the proposed initial Stated Amount, (ii) the beneficiary or beneficiaries, and (iii) the proposed expiration date. The Borrower shall also execute and deliver such customary letter of credit application forms as requested from time to time by the Agent. Provided the Borrower has given the notice prescribed by Section 2.3.(a) and subject to
Section 2.14. and the other terms and conditions of this Agreement, including the satisfaction of any applicable conditions precedent set forth in Article V., the Agent shall issue the requested Letter of Credit on the requested date of issuance for the benefit of the stipulated beneficiary. Upon the written request of the Borrower, the Agent shall deliver to the Borrower a copy of (x) any Letter of Credit proposed to be issued hereunder prior to the issuance thereof and (y) each issued Letter of Credit within a reasonable time after the date of issuance thereof. To the extent any term of a Letter of Credit Document is inconsistent with a term of any Loan Document, the term of such Loan Document shall control.

         (d) Reimbursement Obligations. Upon receipt by the Agent from the beneficiary of a Letter of Credit of any demand for payment under such Letter of Credit, the Agent shall promptly notify the Borrower of the amount to be paid by the Agent as a result of such demand and the date on which payment is to be made by the Agent to such beneficiary in respect of such demand. The Borrower hereby unconditionally and irrevocably agrees to pay and reimburse the Agent for the amount of each demand for payment under such Letter of Credit at or prior to the date on which payment is to be made by the Agent to the beneficiary thereunder, without presentment, demand, protest or other formalities of any kind. Upon receipt by the Agent of any payment in respect of any Reimbursement Obligation, the Agent shall promptly pay to each Lender that has acquired a participation therein under the second sentence of Section 2.3.(i) such Lender's Commitment Percentage of such payment.

         (e) Manner of Reimbursement. Upon its receipt of a notice referred to in the immediately preceding subsection (d), the Borrower shall advise the Agent whether or not the Borrower intends to borrow hereunder to finance its obligation to reimburse the Agent for the amount of the related demand for payment and, if it does, the Borrower shall submit a timely Notice of Borrowing as provided in Section 2.1.(b) in the case of the borrowing of Revolving Loans, a timely Bid Rate Quote Request as provided in Section 2.2.(b) in the case of the borrowing of Bid Rate Loans or a timely request for a Swingline Loan as provided in Section 2.4.(a) in the case of the borrowing of a Swingline Loan. If the Borrower fails to so advise the Agent, or if the Borrower fails to reimburse the Agent for a demand for payment under a Letter of Credit by the date of such payment, then (i) if the applicable conditions contained in Article V. would permit the making of Revolving Loans, the Borrower shall be deemed to have requested a borrowing of Revolving Loans (which shall be Base Rate Loans) in an amount equal to the unpaid Reimbursement Obligation and the Agent shall give each Lender prompt notice of the amount of the Revolving Loan to be made by such Lender, the proceeds of which such Lender shall make available to the Agent not later than 3:00 p.m. E.S.T. and (ii) if such conditions would not permit the making of Revolving Loans, the provisions of subsection (j) of this Section shall apply.

         (f) Effect of Letters of Credit on Commitments. Upon the issuance by the Agent of any Letter of Credit and until such Letter of Credit shall have expired or been terminated, the Commitment of each Lender shall be deemed to be utilized for all purposes of this Agreement in an amount equal to such Lender's Commitment Percentage of the Stated Amount of such Letter of Credit plus any related Reimbursement Obligations then outstanding.

         (g) Agent's Duties Regarding Letters of Credit; Unconditional Nature of Reimbursement Obligation. In examining documents presented in connection with drawings under Letters of Credit and making payments under such Letters of Credit against such documents, the Agent shall use the same standard of care as it uses in connection with examining documents presented in connection with drawings under letters of credit in which it has not sold participations and making payments under such letters of credit. The Borrower assumes all risks of the acts and omissions of, or misuse of the Letters of Credit by, the respective beneficiaries of such Letters of Credit. In furtherance and not in limitation of the foregoing, neither the Agent nor any of the Lenders shall be responsible for
(i) the form, validity, sufficiency, accuracy, genuineness or legal effects of any document submitted by any party in connection with the application for and issuance of or any drawing honored under any Letter of Credit even if it should in fact prove to be in any or all respects invalid, insufficient, inaccurate, fraudulent or forged; (ii) the validity or sufficiency of any instrument transferring or assigning or purporting to transfer or assign any Letter of Credit, or the rights or benefits thereunder or proceeds thereof, in whole or in part, which may prove to be invalid or ineffective for any reason; (iii) failure of the beneficiary of any Letter of Credit to comply fully with conditions required in order to draw upon such Letter of Credit; (iv) errors, omissions, interruptions or delays in transmission or delivery of any messages, by mail, cable, telex, telecopy or otherwise, whether or not they be in cipher; (v) errors in interpretation of technical terms; (vi) any loss or delay in the transmission or otherwise of any document required in order to make a drawing under any Letter of Credit, or of the proceeds thereof; (vii) the misapplication by the beneficiary of any such Letter of Credit, or the proceeds of any drawing under such Letter of Credit; or (viii) any consequences arising from causes beyond the control of the Agent or the Lenders. None of the above shall affect, impair or prevent the vesting of any of the Agent's rights or powers hereunder. Any action taken or omitted to be taken by the Agent under or in connection with any Letter of Credit, if taken or omitted in the absence of gross negligence or willful misconduct, shall not create against the Agent any liability to the Borrower or any Lender. In this connection, the obligation of the Borrower to reimburse the Agent for any drawing made under any Letter of Credit shall be absolute, unconditional and irrevocable and shall be paid strictly in accordance with the terms of this Agreement under all circumstances whatsoever, including without limitation, the following circumstances: (A) any lack of validity or enforceability of any Letter of Credit Document or any term or provisions therein; (B) any amendment or waiver of or any consent to departure from all or any of the Letter of Credit Documents; (C) the existence of any claim, setoff, defense or other right which the Borrower may have at any time against the Agent, any Lender, any beneficiary of a Letter of Credit or any other Person, whether in connection with this Agreement, the transactions contemplated hereby or in the Letter of Credit Documents or any unrelated transaction; (D) any breach of contract or dispute between the Borrower, the Agent, any Lender or any other Person; (E) any demand, statement or any other document presented under a Letter of Credit proving to be forged, fraudulent, invalid or insufficient in any respect or any statement therein or made in connection therewith being untrue or inaccurate in any respect whatsoever; (F) any non-application or misapplication by the beneficiary of a Letter of Credit of the proceeds of any drawing under such Letter of Credit; (G) payment by the Agent under the Letter of Credit against presentation of a draft or certificate which does not strictly comply with the terms of the Letter of Credit; and (H) any other act, omission to act, delay or circumstance whatsoever that might, but for the provisions of this Section, constitute a legal or equitable defense to or discharge of the Borrower's Reimbursement Obligations; provided, however, nothing contained in this sentence shall abrogate or be deemed a waiver of any right which the Borrower may have to recover damages from the Agent.

         (h) Amendments, Etc. The issuance by the Agent of any amendment, supplement or other modification to any Letter of Credit shall be subject to the same conditions applicable under this Agreement to the issuance of new Letters of Credit (including, without limitation, that the request therefor be made through the Agent), and no such amendment, supplement or other modification shall be issued unless either (i) the respective Letter of Credit affected thereby would have complied with such conditions had it originally been issued hereunder in such amended, supplemented or modified form or (ii) the Requisite Lenders shall have consented thereto.

         (i) Lenders' Participation in Letters of Credit. Immediately upon the issuance by the Agent of any Letter of Credit each Lender shall be deemed to have irrevocably and unconditionally purchased and received from the Agent, without recourse or warranty, an undivided interest and participation to the extent of such Lender's Commitment Percentage of the liability of the Agent with respect to such Letter of Credit and each Lender thereby shall absolutely, unconditionally and irrevocably assume, as primary obligor and not as surety, and shall be unconditionally obligated to the Agent to pay and discharge when due, such Lender's Commitment Percentage of the Agent's liability under such Letter of Credit. In addition, upon the making of each payment by a Lender to the Agent in respect of any Letter of Credit pursuant to the immediately following subsection (j), such Lender shall, automatically and without any further action on the part of the Agent or such Lender, acquire (i) a participation in an amount equal to such payment in the Reimbursement Obligation owing to the Agent by the Borrower in respect of such Letter of Credit and (ii) a participation in a percentage equal to such Lender's Commitment Percentage in any interest or other amounts payable by the Borrower in respect of such Reimbursement Obligation (other than the Fees payable to the Agent pursuant to the second and last sentences of Section 3.6.(b)).

         (j) Payment Obligation of Lenders. Each Lender severally agrees to pay to the Agent on demand in immediately available funds in Dollars the amount of such Lender's Commitment Percentage of each drawing paid by the Agent under each Letter of Credit to the extent such amount is not reimbursed by the Borrower pursuant to Section 2.3.(d) and not otherwise available from funds deposited in the cash collateral account referred to in Section 2.13. Each such Lender's obligation to make such payments to the Agent under this subsection, and the Agent's right to receive the same, shall be absolute, irrevocable and unconditional and shall not be affected in any way by any circumstance whatsoever, including without limitation, (i) the failure of any other Lender to make its payment under this subsection, (ii) the financial condition of the Borrower or any of its Subsidiaries, (iii) the existence of any Default or Event of Default, including any Event of Default described in Section 10.1.(e) or 10.1.(f) or (iv) the termination of the Commitments. Each such payment to the Agent shall be made without any offset, abatement, withholding or deduction whatsoever.

         (k) Information to Lenders. Promptly following the end of each calendar quarter in which any Letters of Credit are outstanding, the Agent shall deliver to each Lender and the Borrower a notice describing the aggregate amount of all Letters of Credit outstanding at the end of such quarter. Upon the request of any Lender from time to time, the Agent shall deliver any other information reasonably requested by such Lender with respect to each Letter of Credit then outstanding. Other than as set forth in this subsection, the Agent shall have no duty to notify the Lenders regarding the issuance or other matters regarding Letters of Credit issued hereunder. The failure of the Agent to perform its requirements under this subsection shall not relieve any Lender from its obligations under Section 2.3.(j).

Section 2.4   Swingline Loans.
         (a) Swing Line Loans. Subject to the terms and conditions hereof, during the period from the Effective Date to but excluding the Termination Date, the Swingline Lender agrees to make Swingline Loans to the Borrower in an aggregate principal amount at any one time outstanding up to, but not exceeding, the amount of the Swingline Commitment; provided, however, that in no event shall (i) the aggregate principal amount of all outstanding Swingline Loans, together with the aggregate principal amount of all outstanding Revolving Loans, the aggregate amount of all Letter of Credit Liabilities and the aggregate principal amount of all outstanding Bid Rate Loans, exceed the aggregate amount of the Commitments as in effect from time to time. If at any time the aggregate principal amount of the Swingline Loans outstanding at such time exceeds the Swingline Commitment in effect at such time, the Borrower shall immediately pay the Swingline Lender the amount of such excess. Subject to the terms and conditions of this Agreement, the Borrower may borrow, repay and reborrow Swingline Loans hereunder.

         (b) Procedure for Borrowing Swingline Loans. The Borrower shall give the Swingline Lender notice pursuant to a Notice of Swingline Borrowing or telephonic notice of each borrowing of Revolving Loans. Each Notice of Swingline Borrowing shall be delivered to the Swingline Lender before 3:00 p.m. E.S.T. on the proposed date of such borrowing. Any such telephonic notice shall include all information to be specified in a written Notice of Swingline Borrowing and shall be promptly confirmed in writing by the Borrower pursuant to a Notice of Swingline Borrowing sent to the Swingline Lender by telecopy on the same day of the giving of such telephonic notice. Not later than 5:00 p.m. E.S.T. on the date of the requested Swingline Loan and subject to satisfaction of the applicable conditions set forth in Article V. for such borrowing, the Swingline Lender will make the proceeds of such Swingline Loan available to the Borrower in Dollars, in immediately available funds, at the account specified by the Borrower in the Notice of Borrowing.

         (c) Interest. Swingline Loans shall bear interest at the Base Rate or at such other rate or rates as the Borrower and the Swingline Lender may agree from time to time in writing. Interest payable on Swingline Loans is solely for the account of the Swingline Lender. All accrued and unpaid interest on Swingline Loans shall be payable on the dates and in the manner provided in
Section 2.5. with respect to interest on Base Rate Loans (except as the Swingline Lender and the Borrower may otherwise agree in connection with any particular Swingline Loan).

         (d) Swingline Loan Amounts, Etc. Each Swingline Loan shall be in an aggregate minimum amount of $1,000,000 and integral multiples of $100,000 in excess thereof or such other minimum amounts agreed to by the Swingline Lender and the Borrower. Any voluntary prepayment of a Swingline Loan must be in integral multiples of $100,000 or the aggregate principal amount of all outstanding Swingline Loans (or such other minimum amounts upon which the Swingline Lender and the Borrower may agree). No more than three Swingline Loans may be outstanding at any given time unless otherwise agreed in writing by the Borrower and the Swingline Lender. The Swingline Loans shall, in addition to this Agreement, be evidenced by the Swingline Note.

         (e) Repayment and Participations of Swingline Loans. The Borrower agrees to repay all Swingline Loans within one Business Day of demand therefor by the Swingline Lender and in any event, the Borrower shall repay the entire outstanding principal amount of, and all accrued but unpaid interest on, the Swingline Loans on the Termination Date (or such earlier date as the Swingline Lender and the Borrower may agree in writing). If the Borrower shall fail to timely repay any Swingline Loan, and in any event upon (i) a request by the Swingline Lender, (ii) the occurrence of an Event of Default described in
Section 10.1.(e) or 10.1.(f) or (iii) the acceleration of any Loan or termination of any Commitment pursuant to Section 10.2., each other Lender shall purchase from the Swingline Lender, without recourse or warranty, an undivided interest and participation to the extent of such Lender's Commitment Percentage of such Swingline Loan, by directly purchasing a participation in such Swingline Loan in such amount (regardless of whether the conditions precedent thereto set forth in Section 5.2. are then satisfied, whether or not the Borrower has submitted a Notice of Borrowing and whether or not the Commitments are then in effect, any Event of Default exists or all the Loans have been accelerated) and paying the proceeds thereof to the Agent on behalf of the Swingline Lender in Dollars and in immediately available funds. If such amount is not in fact made available to the Swingline Lender by any Lender, the Swingline Lender shall be entitled to recover such amount on demand from such Lender, together with accrued interest thereon for each day from the date of demand thereof, at the Federal Funds Rate. If such Lender does not pay such amount forthwith upon the Swingline Lender's demand therefor, and until such time as such Lender makes the required payment, the Swingline Lender shall be deemed to continue to have outstanding Swingline Loans in the amount of such unpaid participation obligation for all purposes of the Loan Documents (other than those provisions requiring the other Lenders to purchase a participation therein). Further, such Lender shall be deemed to have assigned any and all payments made of principal and interest on its Loans, and any other amounts due to it hereunder, to the Swingline Lender to fund Swingline Loans in the amount of the participation in Swingline Loans that such Lender failed to purchase pursuant to this Section until such amount has been purchased (as a result of such assignment or otherwise).

Section 2.5  Rates and Payment of Interest on Loans.
         (a) Rates. The Borrower promises to pay to the Agent for account of each Lender interest on the unpaid principal amount of each Loan made by such Lender for the period from and including the date of the making of such Loan to but excluding the date such Loan shall be paid in full, at the following per annum rates:

                  (i) during such periods as such Loan is a Base Rate Loan, at the Base Rate (as in effect from time to time);

                  (ii) during such periods as such Loan is a LIBOR Loan, at the Adjusted Eurodollar Rate for such Loan for the Interest Period therefor, plus the Applicable Margin; and

                  (iii) if such Loan is a Bid Rate Loan, at the Bid Rate for such Loan for the Interest Period therefor quoted by the Lender making such Loan in accordance with Section 2.2.

Notwithstanding the foregoing, the Borrower hereby promises to pay to the Agent for account of each Lender interest at the applicable Post-Default Rate on any principal of any Loan made by such Lender, on all Reimbursement Obligations and on any other amount payable by the Borrower hereunder or under the Notes held by such Lender to or for account of such Lender, which shall not be paid in full when due (whether at stated maturity, by acceleration, by mandatory prepayment or otherwise), for the period from and including the due date thereof to but excluding the date the same is paid in full.

         (b) Payment. Accrued interest on each Loan shall be payable (i) in the case of a Base Rate Loan, quarterly on the Quarterly Dates, (ii) in the case of a LIBOR Loan or a Bid Rate Loan, on the last day of each Interest Period therefor and, if such Interest Period is longer than three months, at three-month intervals following the first day of such Interest Period, (iii) in the case of any LIBOR Loan, upon the payment, prepayment or Continuation thereof or the Conversion of such Loan to a Loan of another Type (but only on the principal amount so paid, prepaid or Converted) and (iv) in the case of any Base Rate Loan, upon the payment or prepayment thereof in full. Interest payable at the Post-Default Rate shall be payable from time to time on demand. Promptly after the determination of any interest rate provided for herein or any change therein, the Agent shall give notice thereof to the Lenders to which such interest is payable and to the Borrower. All determinations by the Agent of an interest rate hereunder shall be conclusive and binding on the Lenders and the Borrower for all purposes, absent manifest error.

Section 2.6  Number of Interest Periods.
         There may be no more than 12 different Interest Periods for both Revolving Loans and Bid Rate Loans outstanding at the same time (for which purpose Interest Periods described in different lettered clauses of the definition of the term "Interest Period" shall be deemed to be different Interest Periods even if they are coterminous).

Section 2.7  Repayment of Loans.
         (a) Revolving Loans. The Borrower shall repay the entire outstanding principal amount of, and all accrued but unpaid interest on, the Revolving Loans on the Termination Date.


         (b) Bid Rate Loans. The Borrower shall repay the entire outstanding principal amount of, and all accrued but unpaid interest on, each Bid Rate Loan on the last day of the Interest Period of such Bid Rate Loan.


Section 2.8  Prepayments.
         (a) Optional. Subject to Section 4.4., the Borrower may prepay any Loan (other than a Bid Rate Loan) at any time without premium or penalty. Bid Rate Loans may not be prepaid at the option of the Borrower. The Borrower shall give the Agent at least three Business Days prior written notice of the prepayment of any Loan.

         (b) Mandatory. If at any time the aggregate principal amount of all outstanding Revolving Loans, together with the aggregate amount of all Letter of Credit Liabilities, the aggregate principal amount of all outstanding Swingline Loans and the aggregate principal amount of all outstanding Bid Rate Loans, exceeds the aggregate amount of the Commitments in effect at such time, the Borrower shall immediately pay to the Agent for the accounts of the Lenders the amount of such excess. Such payment shall be applied first to pay all amounts of principal outstanding on the Swingline Loans and then to pay all amounts of principal outstanding on the other Loans and any Reimbursement Obligations pro rata in accordance with Section 3.2. If the Borrower is required to pay any outstanding LIBOR Loans by reason of this Section prior to the end of the applicable Interest Period therefor, the Borrower shall pay all amounts due under Section 4.4.

Section 2.9  Continuation.
         So long as no Default or Event of Default shall have occurred and be continuing, the Borrower may on any Business Day, with respect to any LIBOR Loan, elect to maintain such LIBOR Loan or any portion thereof as a LIBOR Loan by selecting a new Interest Period for such LIBOR Loan. Each new Interest Period selected under this Section shall commence on the last day of the immediately preceding Interest Period. Each selection of a new Interest Period shall be made by the Borrower giving to the Agent a Notice of Continuation not later than 12:00 noon E.S.T. on the third Business Day prior to the date of any such
Continuation. Such notice by the Borrower of a Continuation shall be by telephone or telecopy, confirmed immediately in writing if by telephone, in the form of a Notice of Continuation, specifying (a) the proposed date of such Continuation, (b) the LIBOR Loan and portion thereof subject to such Continuation and (c) the duration of the selected Interest Period, all of which shall be specified in such manner as is necessary to comply with all limitations on Loans outstanding hereunder. Each Notice of Continuation shall be irrevocable by and binding on the Borrower once given. Promptly after receipt of a Notice of Continuation, the Agent shall notify each Lender by telecopy or other similar form of transmission of the proposed Continuation. If the Borrower shall fail to select in a timely manner a new Interest Period for any LIBOR Loan in accordance with this Section, such Loan will automatically, on the last day of the current Interest Period therefore, Convert into a Base Rate Loan notwithstanding failure of the Borrower to comply with Section 2.10.

Section 2.10  Conversion.
         So long as no Default or Event of Default shall have occurred and be continuing, the Borrower may on any Business Day, upon the Borrower's giving of a Notice of Conversion to the Agent, Convert all or a portion of a Loan of one Type into a Loan of another Type. Promptly after receipt of a Notice of Conversion, the Agent shall notify each Lender by telecopy or other similar form of transmission of the proposed Conversion. Any Conversion of a LIBOR Loan into a Base Rate Loan shall be made on, and only on, the last day of an Interest Period for such LIBOR Loan and, upon Conversion of a Base Rate Loan into a LIBOR Loan, the Borrower shall pay accrued interest to the date of Conversion on the principal amount so Converted. Each such Notice of Conversion shall be given not later than 12:00 noon E.S.T. on the Business Day prior to the date of any proposed Conversion into Base Rate Loans and on the third Business Day prior to the date of any proposed Conversion into LIBOR Loans. Subject to the restrictions specified above, each Notice of Conversion shall be by telephone or telecopy, confirmed immediately in writing if by telephone, in the form of a Notice of Conversion specifying (a) the requested date of such Conversion, (b) the Type of Loan to be Converted, (c) the portion of such Type of Loan to be Converted, (d) the Type of Loan such Loan is to be Converted into and (e) if such Conversion is into a LIBOR Loan, the requested duration of the Interest Period of such Loan. Each Notice of Conversion shall be irrevocable by and binding on the Borrower once given.

Section 2.11  Notes.
         (a) Revolving Note. The Revolving Loans made by each Lender shall, in addition to this Agreement, also be evidenced by a promissory note of the Borrower substantially in the form of Exhibit J (each a "Revolving Note"), payable to the order of such Lender in a principal amount equal to the amount of its Commitment as originally in effect and otherwise duly completed.

         (b) Bid Rate Notes. The Bid Rate Loans made by any Lender shall, in addition to this Agreement, also be evidenced by a single promissory note of the Borrower substantially in the form of Exhibit K (each a "Bid Rate Note"), dated the date hereof, payable to the order of such Lender and otherwise duly completed.

         (c) Records; Endorsement on Transfer. The date, amount, interest rate, Type and duration of Interest Periods (if applicable) of each Loan made by each Lender to the Borrower, and each payment made on account of the principal thereof, shall be recorded by such Lender on its books and such entries shall be binding on the Borrower absent manifest error. Prior to the transfer of any Note, the Lender shall endorse such items on such Note or any allonge thereof; provided that the failure of such Lender to make any such recordation or endorsement shall not affect the obligations of the Borrower to make a payment when due of any amount owing hereunder or under such Note in respect of the Loans evidenced by such Note.

Section 2.12  Voluntary Reductions of the Commitment.
         The Borrower shall have the right to terminate or reduce the aggregate unused amount of the Commitments (for which purpose use of the Commitments shall be deemed to include the aggregate amount of Letter of Credit Liabilities and the aggregate principal amount of all outstanding Bid Rate Loans and Swingline Loans) at any time and from time to time without penalty or premium upon not less than 5 Business Days prior written notice to the Agent of each such termination or reduction, which notice shall specify the effective date thereof and the amount of any such reduction and shall be irrevocable once given and effective only upon receipt by the Agent. The Agent will promptly transmit such notice to each Lender.

Section 2.13 Expiration or Maturity Date of Letters of Credit Past Termination Date.
         If on the date (the "Facility Termination Date") the Commitments are terminated (whether voluntarily, by reason of the occurrence of an Event of Default or otherwise), there are any Letters of Credit outstanding hereunder, the Borrower shall, on the Facility Termination Date, pay to the Agent an amount of money equal to the Stated Amount of such Letter(s) of Credit for deposit into a cash collateral account maintained with the Agent and under its sole dominion and control. If a drawing pursuant to any such Letter of Credit occurs on or prior to the expiration date of such Letter of Credit, the Borrower authorizes the Agent to use the monies deposited in such cash collateral account to make payment to the beneficiary with respect to such drawing or the payee with respect to such presentment. If no drawing occurs on or prior to the expiration date of such Letter of Credit and so long as no Default or Event of Default shall be continuing, the Agent shall pay to the Borrower (or to whomever else may be legally entitled thereto) the monies deposited in such cash collateral account with respect to such outstanding Letter of Credit on or before the date 3 Business Days after the expiration date of such Letter of Credit.

Section  2.14  Amount Limitations.
         Notwithstanding any other term of this Agreement or any other Loan Document, at no time may the aggregate principal amount of all outstanding Revolving Loans, together with the aggregate principal amount of all outstanding Bid Rate Loans, the aggregate principal amount of all outstanding Swingline Loans and the aggregate amount of all Letter of Credit Liabilities, exceed the aggregate amount of the Commitments at such time.

              ARTICLE 3 PAYMENTS, FEES AND OTHER GENERAL PROVISIONS Section 3.1 Payments.
         Except to the extent otherwise provided herein, all payments of principal, interest and other amounts to be made by the Borrower under this Agreement or any other Loan Document shall be made in Dollars, in immediately available funds, without deduction, set-off or counterclaim, to the Agent at its Principal Office, not later than 2:00 p.m. E.S.T. on the date on which such payment shall become due (each such payment made after such time on such due date to be deemed to have been made on the next succeeding Business Day). Subject to Sections 3.2. and 3.3., the Agent, or any Lender for whose account any such payment is made, may (but shall not be obligated to) debit the amount of any such payment which is not made by such time from any special or general deposit account of the Borrower with the Agent or such Lender, as the case may be (with notice to the Borrower, the other Lenders and the Agent). The Borrower shall, at the time of making each payment under this Agreement or any Note, specify to the Agent the amounts payable by the Borrower hereunder to which such payment is to be applied. Each payment received by the Agent for the account of a Lender under this Agreement or any Note shall be paid promptly to such Lender at the applicable Lending Office of such Lender. If the due date of any payment under this Agreement or any other Loan Document would otherwise fall on a day which is not a Business Day such date shall be extended to the next succeeding Business Day and interest shall be payable for the period of such extension.

Section 3.2  Pro Rata Treatment.
         Except to the extent otherwise provided herein: (a) each borrowing from the Lenders under Section 2.1.(a) shall be made from the Lenders, each payment of the Fees under Section 3.6.(a) and the first sentence of Section 3.6.(b) shall be made for account of the Lenders, and each termination or reduction of the amount of the Commitments under Section 2.12. shall be applied to the respective Commitments of the Lenders, pro rata according to the amounts of their respective Commitments; (b) each payment or prepayment of principal of Revolving Loans by the Borrower shall be made for account of the Lenders pro rata in accordance with the respective unpaid principal amounts of the Revolving Loans held by them, provided that if immediately prior to giving effect to any such payment in respect of any Revolving Loans the outstanding principal amount of the Revolving Loans shall not be held by the Lenders pro rata in accordance with their respective Commitments in effect at the time such Loans were made, then such payment shall be applied to the Revolving Loans in such manner as shall result, as nearly as is practicable, in the outstanding principal amount of the Revolving Loans being held by the Lenders pro rata in accordance with their respective Commitments; (c) each payment of interest on Revolving Loans by the Borrower shall be made for account of the Lenders pro rata in accordance with the amounts of interest on such Loans then due and payable to the respective Lenders; (d) the making, Conversion and Continuation of Revolving Loans of a particular Type (other than Conversions provided for by Section 4.5.) shall be made pro rata among the Lenders according to the amounts of their respective Commitments (in the case of making of Loans) or their respective Loans (in the case of Conversions and Continuations of Loans) and the then current Interest Period for each Lender's portion of each Loan of such Type shall be coterminous; and (e) the Lenders' participation in, and payment obligations in respect of, Letters of Credit under Section 2.3. and Swingline Loans under Section 2.4., shall be pro rata in accordance with their respective Commitments. All payments of principal, interest, fees and other amounts in respect of the Swingline Loans shall be for the account of the Swingline Lender only (except to the extent any Lender shall have acquired a participating interest in any such Swingline Loan pursuant to Section 2.4.(e)).

Section 3.3  Sharing of Payments, Etc.
         If a Lender shall obtain payment of any principal of, or interest on, any Loan made by it to the Borrower under this Agreement, or, subject to Section 12.3., shall obtain payment on any other Obligation through the exercise of any right of counterclaim or similar right or otherwise or through voluntary prepayments directly to a Lender or other payments made by the Borrower to a Lender not in accordance with the terms of this Agreement and such payment should be distributed to the Lenders pro rata in accordance with Section 3.2. or
Section 10.3, as applicable, such Lender shall promptly purchase from the other Lenders participations in (or, if and to the extent specified by such Lender, direct interests in) the Loans made by the other Lenders or other Obligations owed to such other Lenders in such amounts, and make such other adjustments from time to time as shall be equitable, to the end that all the Lenders shall share the benefit of such payment (net of any reasonable expenses which may be incurred by such Lender in obtaining or preserving such benefit) pro rata in accordance with Section 3.2. or Section 10.3, as applicable. To such end, all the Lenders shall make appropriate adjustments among themselves (by the resale of participations sold or otherwise) if such payment is rescinded or must otherwise be restored. The Borrower agrees that any Lender so purchasing a participation (or direct interest) in the Loans or other Obligations owed to such other Lenders may, subject to Section 12.3., exercise all rights of counterclaim or similar rights with respect to such participation as fully as if such Lender were a direct holder of Loans in the amount of such participation. Nothing contained herein shall require any Lender to exercise any such right or shall affect the right of any Lender to exercise, and retain the benefits of exercising, any such right with respect to any other indebtedness or obligation of the Borrower.

Section 3.4  Several Obligations.
         No Lender shall be responsible for the failure of any other Lender to make a Loan or to perform any other obligation to be made or performed by such other Lender hereunder, and the failure of any Lender to make a Loan or to perform any other obligation to be made or performed by it hereunder shall not relieve the obligation of any other Lender to make any Loan or to perform any other obligation to be made or performed by such other Lender.

Section 3.5  Minimum Amounts.
         (a) Borrowings and Conversions. Each borrowing of Base Rate Loans shall be in an aggregate minimum amount of $5,000,000 and integral multiples of $1,000,000 in excess thereof. Each borrowing of LIBOR Loans, and each Conversion of a Loan from a Base Rate Loan to a LIBOR Loan, shall be in an aggregate minimum amount of $5,000,000 and integral multiples of $1,000,000 in excess of that amount. Each Bid Rate Loan shall be in a minimum amount of $5,000,000 and integral multiples of $1,000,000 in excess thereof.

         (b) Prepayments. Each voluntary prepayment of Revolving Loans shall be in an aggregate minimum amount of $5,000,000 and integral multiples of $1,000,000 in excess thereof.


         (c) Reductions of Commitments. Each reduction of the Commitments under Section 2.12. shall be in an aggregate minimum amount of $10,000,000 and integral multiples of $5,000,000 in excess thereof.


         (d) Letters of Credit. The initial Stated Amount of each Letter of Credit shall be at least $100,000.


Section 3.6  Fees.
         (a) Facility Fees. The Borrower agrees to pay to the Agent for the account of the Lenders a facility fee on the average daily aggregate amount of the Commitments (whether or not utilized) at a per annum rate equal to the Applicable Facility Fee for the period from and including the Agreement Date to but excluding the date the Commitments are terminated or reduced to zero or the Termination Date. Such facility fee shall be payable in arrears on (i) each Quarterly Date, (ii) on the Termination Date, (iii) on the date the Commitments are otherwise terminated or reduced to zero and (iv) thereafter from time to time on demand of the Agent.

         (b) Letter of Credit Fees. The Borrower agrees to pay to the Agent for account of each Lender a letter of credit fee at a rate per annum equal to the Applicable Margin of the daily average Stated Amount of each Letter of Credit for the period from and including the date of issuance of such Letter of Credit to and including the date such Letter of Credit is drawn in full, expires or is terminated. In addition, the Borrower shall pay to the Agent for its own account and not the account of any Lender, a fronting fee in respect of each Letter of Credit at the rate per annum equal to one-tenth of one percent (0.10%) per annum on the daily average Stated Amount of such Letter of Credit for the period from and including the date of issuance of such Letter of Credit to and including the date such Letter of Credit is drawn in full, expires or is terminated. The fees provided for in the immediately preceding two sentences shall be nonrefundable and paid in arrears (i) on each Quarterly Date, (ii) on the Termination Date,
(iii) on the date the Commitments are terminated or reduced to zero and (iv) thereafter from time to time on demand of the Agent. The Borrower shall pay directly to the Agent from time to time on demand all commissions, charges, costs and expenses in the amounts customarily charged by the Agent from time to time in like circumstances with respect to the issuance of each Letter of Credit, drawings, amendments and other transactions relating thereto.

         (c) Bid Rate Loan Fees. The Borrower agrees to pay to the Agent in connection with each Agented Bid Rate Loan Request an administrative fee as agreed upon by the Borrower and the Agent from time to time.


         (d) Administrative and Other Fees. The Borrower agrees to pay the administrative fees of the Agent annually and other fees of the Agent from time to time, in each case as agreed upon by the Borrower and the Agent.


Section 3.7  Computations.
         Unless otherwise expressly set forth herein, any accrued interest on any Loan, Fees or other Obligation due hereunder shall be computed on the basis of a year of 360 days and the actual number of days elapsed.

Section 3.8  Usury.
         In no event shall the amount of interest due or payable on the Loans or other Obligations exceed the maximum rate of interest allowed by Applicable Law and, if any such payment is paid by the Borrower or received by any Lender, then such excess sum shall be credited as a payment of principal, unless the Borrower shall notify the respective Lender in writing that the Borrower elects to have such excess sum returned to it forthwith. It is the express intent of the parties hereto that the Borrower not pay and the Lenders not receive, directly or indirectly, in any manner whatsoever, interest in excess of that which may be lawfully paid by the Borrower under Applicable Law.

Section 3.9  Agreement Regarding Interest and Charges.
         The parties hereto hereby agree and stipulate that the only charge imposed upon the Borrower for the use of money in connection with this Agreement is and shall be the interest specifically described in Sections 2.5.(a)(i) through (iii) and, with respect to Swingline Loans, in Section 2.4.(c). Notwithstanding the foregoing, the parties hereto further agree and stipulate that all agency fees, syndication fees, facility fees, letter of credit fees, underwriting fees, default charges, late charges, funding or "breakage" charges, increased cost charges, attorneys' fees and reimbursement for costs and expenses paid by the Agent or any Lender to third parties or for damages incurred by the Agent or any Lender, are charges made to compensate the Agent or any such Lender for underwriting or administrative services and costs or losses performed or incurred, and to be performed or incurred, by the Agent and the Lenders in connection with this Agreement and shall under no circumstances be deemed to be charges for the use of money pursuant to Official Code of Georgia Annotated Sections 7-4-2 and 7-4-18. All charges other than charges for the use of money shall be fully earned and nonrefundable when due.

Section 3.10  Statements of Account.
         The Agent will maintain records with respect to, and account to the Borrower quarterly with respect to, Loans, Letters of Credit, accrued interest and Fees, charges and payments made pursuant to this Agreement and the other Loan Documents, and such records and accounts rendered by the Agent shall be deemed conclusive upon Borrower absent manifest error. The failure of the Agent to maintain such records or to deliver any such statement of account shall not relieve or discharge the Borrower from any of its obligations hereunder.

Section 3.11  Defaulting Lenders.
         (a) Generally. If for any reason any Lender (a "Defaulting Lender") shall fail or refuse to perform any of its obligations under this Agreement or any other Loan Document to which it is a party within the time period specified for performance of such obligation or, if no time period is specified, if such failure or refusal continues for a period of two Business Days after notice from the Agent, then, in addition to the rights and remedies that may be available to the Agent or the Borrower under this Agreement or Applicable Law, such
Defaulting Lender's right to participate in the administration of the Loans, this Agreement and the other Loan Documents, including without limitation, any right to vote in respect of, to consent to or to direct any action or inaction of the Agent or to be taken into account in the calculation of the Requisite Lenders, shall be suspended during the pendency of such failure or refusal. If a Lender is a Defaulting Lender because it has failed to make timely payment to the Agent of any amount required to be paid to the Agent hereunder (without giving effect to any notice or cure periods), in addition to other rights and remedies which the Agent or the Borrower may have under the immediately preceding provisions or otherwise, the Agent shall be entitled (i) to collect interest from such Defaulting Lender on such delinquent payment for the period from the date on which the payment was due until the date on which the payment is made at the Federal Funds Rate, (ii) to withhold or setoff and to apply in satisfaction of the defaulted payment and any related interest, any amounts otherwise payable to such Defaulting Lender under this Agreement or any other Loan Document and (iii) to bring an action or suit against such Defaulting Lender in a court of competent jurisdiction to recover the defaulted amount and any related interest. Any amounts received by the Agent in respect of a Defaulting Lender's Loans shall not be paid to such Defaulting Lender and shall be held by the Agent and either applied against the purchase price of such Loans under the following subsection (b) or paid to such Defaulting Lender upon the Defaulting Lender's curing of its default. A Defaulting Lender shall not be entitled to the benefits of Section 12.17. with respect to events or circumstances arising or occurring on or after it became a Defaulting Lender.

         (b) Purchase of Defaulting Lender's Commitment. Any Lender who is not a Defaulting Lender shall have the right, but not the obligation, in its sole discretion, to acquire all of a Defaulting Lender's Commitment. If more than one Lender exercises such right, each such Lender shall have the right to acquire such proportion of such Defaulting Lender's Commitment as they may mutually agree. Upon any such purchase, the Defaulting Lender's interest in the Loans and its rights hereunder (but not its liability in respect thereof or under the Loan Documents or this Agreement to the extent the same relate to the period prior to the effective date of the purchase) shall terminate on the date of purchase, and the Defaulting Lender shall promptly execute all documents reasonably requested to surrender and transfer such interest to the purchaser thereof, including an appropriate Assignment and Acceptance Agreement and shall comply with the provisions of Section 12.5.(d) in connection with such Assignment and Acceptance Agreement. The purchase price for the Commitment of a Defaulting Lender shall be equal to the amount of the principal balance of the Loans outstanding and owed by the Borrower to the Defaulting Lender. Prior to payment of such purchase price to a Defaulting Lender, the Agent shall apply against such purchase price any amounts retained by the Agent pursuant to the last sentence of the immediately preceding subsection (a). The Defaulting Lender shall be entitled to receive all unpaid interest, Fees and other amounts owed to it by the Borrower under the Loan Documents which accrued prior to the date of the default by the Defaulting Lender, to the extent the same are received by the Agent from or on behalf of the Borrower. There shall be no recourse against any Lender or the Agent for the payment of such sums except to the extent of the receipt of payments from any other party or in respect of the Loans.

Section 3.12  Taxes.
         (a) Taxes Generally. All payments by the Borrower of principal of, and interest on, the Loans and all other Obligations shall be made free and clear of and without deduction for any present or future excise, stamp or other taxes, fees, duties, levies, imposts, charges, deductions, withholdings or other charges of any nature whatsoever imposed by any taxing authority, but excluding
(i) franchise taxes, (ii) any taxes (other than withholding taxes) that would not be imposed but for a connection between the Agent or a Lender and the jurisdiction imposing such taxes (other than a connection arising solely by virtue of the activities of the Agent or such Lender pursuant to or in respect of this Agreement or any other Loan Document), (iii) any withholding taxes payable with respect to payments hereunder or under any other Loan Document under Applicable Law in effect on the Agreement Date, (iv) any taxes imposed on or measured by any Lender's assets, net income, receipts or branch profits and
(v) any taxes arising after the Agreement Date solely as a result of or attributable to a Lender changing its designated Lending Office after the date such Lender becomes a party hereto (such non-excluded items being collectively called "Taxes"). If any withholding or deduction from any payment to be made by the Borrower hereunder is required in respect of any Taxes pursuant to any Applicable Law, then the Borrower will:

                  (i) pay directly to the relevant Governmental Authority the full amount required to be so withheld or deducted;

                  (ii) promptly forward to the Agent an official receipt or other documentation satisfactory to the Agent evidencing such payment to such Governmental Authority; and

                  (iii) pay to the Agent for its account or the account of the applicable Lender, as the case may be, such additional amount or amounts as is necessary to ensure that the net amount actually received by the Agent or such Lender will equal the full amount that the Agent or such Lender would have received had no such withholding or deduction been required.

         (b) Tax Indemnification. If the Borrower fails to pay any Taxes when due to the appropriate Governmental Authority or fails to remit to the Agent, for its account or the account of the respective Lender, as the case may be, the required receipts or other required documentary evidence, the Borrower shall indemnify the Agent and the Lenders for any incremental Taxes, interest or penalties that may become payable by the Agent or any Lender as a result of any such failure. For purposes of this Section, a distribution hereunder by the Agent or any Lender to or for the account of any Lender shall be deemed a payment by the Borrower.

         (c) Tax Forms. Prior to the date that any Lender or participant organized under the laws of a jurisdiction outside the United States of America becomes a party hereto, such Person shall deliver to the Borrower and the Agent such certificates, documents or other evidence, as required by the Internal Revenue Code or Treasury Regulations issued pursuant thereto (including Internal Revenue Service Forms 4224 or 1001, as applicable, or appropriate successor forms), properly completed, currently effective and duly executed by such Lender or participant establishing that payments to it hereunder and under the Notes are (i) not subject to United States Federal backup withholding tax or (ii) not subject to United States Federal withholding tax under the Code because such payment is either effectively connected with the conduct by such Lender or participant of a trade or business in the United States or totally exempt from United States Federal withholding tax by reason of the application of the provisions of a treaty to which the United States is a party or such Lender is otherwise exempt.

                        ARTICLE 4 YIELD PROTECTION, ETC.
Section 4.1  Additional Costs; Capital Adequacy.
         (a) Additional Costs. The Borrower shall promptly pay to the Agent for the account of a Lender from time to time such amounts as such Lender may determine to be necessary to compensate such Lender for any costs incurred by such Lender that it determines are attributable to its making or maintaining of any LIBOR Loans or its obligation to make any LIBOR Loans hereunder, or its obligation to purchase participations in Swingline Loans, or any reduction in any amount receivable by such Lender under this Agreement or any of the other Loan Documents in respect of any of such Loans or such obligations or the maintenance by such Lender of capital in respect of its Loans or its Commitments (such increases in costs and reductions in amounts receivable being herein called "Additional Costs"), resulting from any Regulatory Change that: (i) changes the basis of taxation of any amounts payable to such Lender under this Agreement or any of the other Loan Documents in respect of any of such Loans or its Commitments (other than taxes imposed on or measured by the overall net income of such Lender or of its Lending Office for any of such Loans by the jurisdiction in which such Lender has its principal office or such Lending Office); or (ii) imposes or modifies any reserve, special deposit or similar requirements (other than Regulation D of the Board of Governors of the Federal Reserve System or other reserve requirement utilized in the determination of the Adjusted Eurodollar Rate for such Loan) relating to any extensions of credit or other assets of, or any deposits with or other liabilities of, such Lender, or any commitment of such Lender (including, without limitation, the Commitments of such Lender hereunder); or (iii) has or would have the effect of reducing the rate of return on capital of such Lender to a level below that which such Lender could have achieved but for such Regulatory Change (taking into consideration such Lender's policies with respect to capital adequacy).

         (b) Lender's Suspension of LIBOR Loans. Without limiting the effect of the provisions of the immediately preceding subsection (a), if by reason of any Regulatory Change, any Lender either (i) incurs Additional Costs based on or measured by the excess above a specified level of the amount of a category of deposits or other liabilities of such Lender that includes deposits by reference to which the interest rate on LIBOR Loans is determined as provided in this Agreement or a category of extensions of credit or other assets of such Lender that includes LIBOR Loans or (ii) becomes subject to restrictions on the amount of such a category of liabilities or assets that it may hold, then, if such Lender so elects by notice to the Borrower (with a copy to the Agent), the obligation of such Lender to make or Continue, or to Convert Base Rate Loans into, LIBOR Loans hereunder shall be suspended until such Regulatory Change ceases to be in effect (in which case the provisions of Section 4.5. shall apply).

         (c) Additional Costs in Respect of Letters of Credit. Without limiting the obligations of the Borrower under the preceding subsections of this Section (but without duplication), if as a result of any Regulatory Change or any risk-based capital guideline or other requirement heretofore or hereafter issued by any Governmental Authority there shall be imposed, modified or deemed applicable any tax, reserve, special deposit, capital adequacy or similar requirement against or with respect to or measured by reference to Letters of Credit and the result shall be to increase the cost to the Agent of issuing (or any Lender purchasing participations in) or maintaining its obligation hereunder to issue (or purchase participations in) any Letter of Credit or reduce any amount receivable by the Agent or any Lender hereunder in respect of any Letter of Credit, then, upon demand by the Agent or such Lender, the Borrower shall pay immediately to the Agent for its account or the account of such Lender, as applicable, from time to time as specified by the Agent or a Lender, such additional amounts as shall be sufficient to compensate the Agent or such Lender for such increased costs or reductions in amount.

         (d) Notification and Determination of Additional Costs. Each of the Agent and each Lender agrees to notify the Borrower of any event occurring after the Agreement Date entitling the Agent or such Lender to compensation under any of the preceding subsections of this Section as promptly as practicable; provided, however, the failure of the Agent or any Lender to give such notice shall not release the Borrower from any of its obligations hereunder. The Agent and or such Lender agrees to furnish to the Borrower a certificate setting forth the basis and amount of each request by the Agent or such Lender for compensation under this Section. Determinations by the Agent or any Lender of the effect of any Regulatory Change shall be conclusive absent manifest error, provided that such determinations are made on a reasonable basis and in good faith.

Section 4.2 Suspension of LIBOR Loans.
         Anything herein to the contrary notwithstanding, if, on or prior to the determination of any Adjusted Eurodollar Rate for any Interest Period:

                  (a) the Agent reasonably determines (which determination shall be conclusive) that quotations of interest rates for the relevant deposits referred to in the definition of LIBOR are not being provided in the relevant amounts or for the relevant maturities for purposes of determining rates of interest for LIBOR Loans as provided herein or is otherwise unable to determine the Adjusted Eurodollar Rate, or

                  (b) the Agent reasonably determines (which determination shall be conclusive) that the relevant rates of interest referred to in the definition of LIBOR upon the basis of which the rate of interest for LIBOR Loans for such Interest Period is to be determined are not likely adequately to cover the cost to the Lenders of making or maintaining LIBOR Loans for such Interest Period;

then the Agent shall give the Borrower and each Lender prompt notice thereof and, so long as such condition remains in effect, the Lenders shall be under no obligation to, and shall not, make additional LIBOR Loans, Continue LIBOR Loans or Convert Loans into LIBOR Loans and the Borrower shall, on the last day of each current Interest Period for each outstanding LIBOR Loan, either repay such Loan or Convert such Loan into a Base Rate Loan.

Section 4.3  Illegality.
         Notwithstanding any other provision of this Agreement, if it becomes unlawful for any Lender to honor its obligation to make or maintain LIBOR Loans hereunder, then such Lender shall promptly notify the Borrower thereof (with a copy to the Agent) and such Lender's obligation to make or Continue, or to Convert Loans of any other Type into, LIBOR Loans shall be suspended until such time as such Lender may again make and maintain LIBOR Loans (in which case the provisions of Section 4.5. shall be applicable).

Section 4.4  Compensation.
         The Borrower shall pay to the Agent for account of each Lender, upon the request of such Lender through the Agent, such amount or amounts as shall be sufficient (in the reasonable opinion of such Lender) to compensate it for any loss, cost or expense that such Lender determines is attributable to:

                  (a) any payment or prepayment (whether mandatory or optional) of a LIBOR Loan or Bid Rate Loan, or Conversion of a LIBOR Loan, made by such Lender for any reason (including, without limitation, acceleration) on a date other than the last day of the Interest Period for such
         Loan; or

                  (b) any failure by the Borrower for any reason (including, without limitation, the failure of any of the applicable conditions precedent specified in Article V. to be satisfied) to borrow a LIBOR Loan or Bid Rate Loan from such Lender on the date for such borrowing, or to Convert a Base Rate Loan into a LIBOR Loan or Continue a LIBOR Loan on the requested date of such Conversion or Continuation, such compensation to include, without limitation, an amount equal to the excess, if any, of (i) the amount of interest that otherwise would have accrued on the principal amount so paid, prepaid or Converted or not borrowed for the period from the date of such payment, prepayment, Conversion or failure to borrow or Convert to the last day of the then current Interest Period for such Loan (or, in the case of a failure to borrow or Convert, the Interest Period for such Loan that would have commenced on the date specified for such borrowing or Conversion) at the applicable rate of interest for such Loan provided for herein over (ii) LIBOR (as to LIBOR Loans) or other appropriate cost of funds (in the case of Bid Rate Loans), in each case as reasonably determined by such Lender, for Dollar deposits of amounts comparable to such principal amount and maturities comparable to such period. Upon the Borrower's request, any Lender requesting compensation under this Section shall provide the Borrower with a statement setting forth the basis for requesting such compensation and the method for determining the amount thereof. Any such statement shall be conclusive absent manifest error.

Section 4.5  Treatment of Affected Loans.
         If the obligation of any Lender to make LIBOR Loans or to Continue, or to Convert Base Rate Loans into, LIBOR Loans shall be suspended pursuant to
Section 4.1.(b), Section 4.2. or Section 4.3., then such Lender's LIBOR Loans shall be automatically Converted into Base Rate Loans on the last day(s) of the then current Interest Period(s) for LIBOR Loans (or, in the case of a Conversion required by Section 4.1.(b) or 4.3., on such earlier date as such Lender may specify to the Borrower with a copy to the Agent) and, unless and until such Lender gives notice as provided below that the circumstances specified in
Section 4.1., Section 4.2. or 4.3. that gave rise to such Conversion no longer exist:

                  (a) to the extent that such Lender's LIBOR Loans have been so Converted, all payments and prepayments of principal that would otherwise be applied to such Lender's LIBOR Loans shall be applied instead to its Base Rate Loans; and

                  (b) all Loans that would otherwise be made or Continued by such Lender as LIBOR Loans shall be made or Continued instead as Base Rate Loans, and all Base Rate Loans of such Lender that would otherwise be Converted into LIBOR Loans shall remain as Base Rate Loans.

If such Lender gives notice to the Borrower (with a copy to the Agent) that the circumstances specified in Section 4.1. or 4.3. that gave rise to the Conversion of such Lender's LIBOR Loans pursuant to this Section no longer exist (which such Lender agrees to do promptly upon such circumstances ceasing to exist) at a time when LIBOR Loans made by other Lenders are outstanding, then such Lender's Base Rate Loans shall be automatically Converted, on the first day(s) of the next succeeding Interest Period(s) for such outstanding LIBOR Loans, to the extent necessary so that, after giving effect thereto, all Loans held by the Lenders holding LIBOR Loans and by such Lender are held pro rata (as to principal amounts, Types and Interest Periods) in accordance with their respective Commitments.

Section  4.6 Change of Lending Office.
         Each Lender agrees that it will use reasonable efforts to designate an alternate Lending Office with respect to any of its Loans affected by the matters or circumstances described in Sections 3.12., 4.1. or 4.3. to reduce the liability of the Borrower or avoid the results provided thereunder, so long as such designation is not disadvantageous to such Lender as determined by such Lender in its sole discretion, except that such Lender shall have no obligation to designate a Lending Office located in the United States of America.

Section  4.7 Assumptions Concerning Funding of LIBOR Loans.
         Calculation of all amounts payable to a Lender under this Article IV. shall be made as though such Lender had actually funded LIBOR Loans through the purchase of deposits in the relevant market bearing interest at the rate applicable to such LIBOR Loans in an amount equal to the amount of the LIBOR Loans and having a maturity comparable to the relevant Interest Period; provided, however, that each Lender may fund each of its LIBOR Loans in any manner it sees fit and the foregoing assumption shall be used only for calculation of amounts payable under this Article IV.

                         ARTICLE 5 CONDITIONS PRECEDENT
Section 5.1  Initial Conditions Precedent.
         The obligation of the Lenders to effect or permit the occurrence of the first Credit Event hereunder, whether as the making of any Revolving Loans or Bid Rate Loans, the issuance of a Letter of Credit or the making of a Swingline Loan, is subject to the following conditions precedent:

         (a) The Agent shall have received each of the following, in form and substance satisfactory to the Agent:

                  (i) Counterparts of this Agreement executed by each of the parties hereto;

                  (ii) Notes executed by the Borrower, payable to each Lender and complying with the terms of Section 2.11.(a) and (b) and the Swingline Note executed by the Borrower;

                  (iii) An opinion of Balch & Bingham, LLP, counsel to the Borrower, addressed to the Agent and the Lenders, in substantially the form of Exhibit L-1 and an opinion of B. Judson Hennington III, Assistant General Counsel of the Borrower, addressed to the Agent and the Lenders, in substantially the form of Exhibit L-2;

                  (iv) The Certificate of Incorporation of the Borrower certified as of a recent date by the Secretary of State of the State of Delaware;

                  (v) A long-form good standing certificate with respect to the Borrower issued as of a recent date by the Secretary of State of the State of Delaware;

                  (vi) A certificate of incumbency signed by the Secretary or Assistant Secretary of the Borrower with respect to each of the officers of the Borrower authorized to execute and deliver the Loan Documents to which the Borrower is a party;

                  (vii) Copies (certified by the Secretary or Assistant Secretary of the Borrower) of the bylaws of the Borrower and of all corporate action taken by the Borrower to authorize the execution, delivery and performance of the Loan Documents to which it is a party;

                  (viii) A certificate from the Chief Financial Officer or Treasurer of the Borrower certifying that (1) there does not then exist any default or event of default under any Debt of the Borrower or any Restricted Subsidiary having an outstanding principal balance of $2,500,000 or more, (2) the aggregate principal amount of each item of Debt of the Borrower or any Restricted Subsidiary having an outstanding principal balance of less than $2,500,000 and in respect of which either the Borrower or such Restricted Subsidiary has failed to perform any of the material terms or any default or event of default, or event or condition which with the giving of notice, the lapse of time, or otherwise, would constitute such a default or event of default, exists, does not exceed $2,500,000, and (3) immediately after giving effect to the first Credit Event hereunder, there will not exist any Default or Event of Default and the Borrower will be Solvent;

                  (ix) A pay-out letter from each holder of the Debt described on Schedule 7.7. setting forth, among other things, the total amount of Debt owing by the Borrower to such holder and appropriate wire transfer instructions to effect the payment in full of such Debt;

                  (x) Evidence that all insurance required to be maintained by the Borrower and the Subsidiaries under the terms of the Loan Documents is in effect;

                  (xi)     The Fees, if any, then due under Section 3.6.; and

                  (xii) Such other documents, agreements and instruments as the Agent or any Lender may reasonably request; and

         (b)      In the good faith judgment of the Agent and the Lenders:

                  (i) There shall not have occurred or become known to the Agent or the Lenders any event, condition, situation or status since the date of the information contained in the financial and business projections, budgets, pro forma data and forecasts concerning the Borrower and its Subsidiaries delivered to the Agent and the Lenders prior to the Agreement Date that has had or could reasonably be expected to result in a Material Adverse Effect;

                  (ii) No litigation, action, suit, investigation or other arbitral, administrative or judicial proceeding shall be pending or threatened which could reasonably be expected to (1) result in a Material Adverse Effect or (2) restrain or enjoin, impose materially burdensome conditions on, or otherwise materially and adversely affect the ability of the Borrower to fulfill its obligations under the Loan Documents;

                  (iii) The Borrower and its Subsidiaries shall have received all approvals, consents and waivers, and shall have made or given all necessary filings and notices as shall be required to consummate the transactions contemplated hereby without the occurrence of any default under, conflict with or violation of (1) any Applicable Law or (2) any agreement, document or instrument to which the Borrower or any Subsidiary is a party or by which any of them or their respective properties is bound, except for such approvals, consents, waivers, filings and notices the receipt, making or giving of which would not reasonably be likely to (A) have a Material Adverse Effect, or (B) restrain or enjoin, impose materially burdensome conditions on, or otherwise materially and adversely affect the ability of the Borrower to fulfill its obligations under the Loan Documents; and

                  (iv) There shall not have occurred or exist any other material disruption of financial or capital markets that could reasonably be expected to materially and adversely affect the transactions contemplated by the Loan Documents.

Section 5.2  Conditions Precedent to All Loans and Letters of Credit.
         The obligation of the Lenders to make any Revolving Loans and Bid Loans, the obligation of the Agent to issue Letters of Credit and the obligation of the Swingline Lender to make any Swingline Loans, are all subject to the further condition precedent that, as of the date of the making of such Loan or date of issuance of such Letter of Credit and after giving effect thereto: (a) no Default or Event of Default shall have occurred and be continuing and (b) the representations and warranties made or deemed made by the Borrower in the Loan Documents to which it is a party, shall be true and correct on and as of the date of the making of such Loan or date of issuance of such Letter of Credit with the same force and effect as if made on and as of such date except to the extent that such representations and warranties expressly relate solely to an earlier date (in which case such representations and warranties shall have been true and accurate on and as of such earlier date) and except for changes in factual circumstances specifically and expressly permitted hereunder. Each Credit Event shall constitute a certification by the Borrower to the effect set forth in the preceding sentence (both as of the date of the giving of notice relating to such Credit Event and, unless the Borrower otherwise notifies the Agent prior to the date of such Credit Event, as of the date of the occurrence of such Credit Event).

                    ARTICLE 6 REPRESENTATIONS AND WARRANTIES Section 6.1 Representations and Warranties.
         In order to induce the Agent and each Lender to enter into this Agreement and to make Loans and issue Letters of Credit, the Borrower represents and warrants to the Agent and each Lender as follows:

         (a) Organization; Power; Qualification. The Borrower is a corporation, and each of its Subsidiaries is a corporation, partnership, limited liability company or other business entity, and all of which are duly organized, validly existing and in good standing under the respective jurisdictions of formation. Each of the Borrower and its Subsidiaries has the power and authority to own or lease its respective properties and to carry on its respective business as now being and hereafter proposed to be conducted and is duly qualified and is in good standing as a foreign corporation, and authorized to do business, in each jurisdiction in which the character of its properties or the nature of its business requires such qualification or authorization and where the failure to be so qualified or authorized could reasonably be expected to have, in each instance, a Material Adverse Effect.

         (b) Ownership Structure. Schedule 6.1.(b) correctly sets forth the corporate structure and ownership interests of the Borrower's Subsidiaries including the correct legal name of each Subsidiary, its jurisdiction of formation, the Persons holding equity interests in such Subsidiaries and their percentage equity or voting interest in such Subsidiaries and whether such Subsidiary is a Restricted Subsidiary or an Unrestricted Subsidiary as of the Agreement Date. Except as set forth in such Schedule:

                  (i) no Subsidiary has issued to any third party any securities convertible into such Subsidiary's capital stock or other equity interests or any options, warrants or other rights to acquire any securities convertible into such capital stock or other equity interests, and

                  (ii) the outstanding capital stock of, or other equity interests in, each such Subsidiary are owned by the Borrower and its Subsidiaries indicated on such Schedule, free and clear of all Liens, warrants, options and rights of others of any kind whatsoever. All such outstanding capital stock and other equity interests have been validly issued and, in the case of capital stock, are fully paid and nonassessable.

         (c) Authorization of Agreement, Notes, Loan Documents and Borrowings. The Borrower has the right and power, and has taken all necessary action to authorize it, to borrow hereunder and to execute, deliver and perform this Agreement, the Notes and the other Loan Documents to which it is a party in accordance with their respective terms and to consummate the transactions contemplated hereby. This Agreement, the Notes and each of the other Loan Documents to which the Borrower is a party have been duly executed and delivered by the duly authorized officers of the Borrower and each is a legal, valid and binding obligation of the Borrower enforceable against the Borrower in accordance with its respective terms except as may be limited by bankruptcy, insolvency or other laws of general application relating to or affecting the enforcement of creditors' rights generally and general principles of equity.

         (d) Compliance of Agreement, Notes, Loan Documents and Borrowing with Laws, etc. The execution, delivery and performance of this Agreement, the Notes and the other Loan Documents to which the Borrower is a party in accordance with their respective terms and the borrowings hereunder do not and will not, by the passage of time, the giving of notice, or otherwise: (i) require any Governmental Approval or violate any Applicable Law relating to the Borrower or any Subsidiary; (ii) conflict with, result in a breach of or constitute a default under the certificate of incorporation or the bylaws of the Borrower, or any indenture, agreement or other instrument to which the Borrower or any Subsidiary is a party or by which the Borrower or any Subsidiary or any of its respective properties may be bound; or (iii) result in or require the creation or imposition of any Lien upon or with respect to any property now owned or hereafter acquired by the Borrower or any Subsidiary. As of the Agreement Date, neither the Borrower nor any of its Subsidiaries is a party to, or otherwise subject to any provision contained in, any instrument evidencing indebtedness of the Borrower or such Subsidiary, any agreement relating thereto or any other contract or agreement (including its charter) which limits the amount of, or otherwise imposes restrictions on the incurring of, Debt by the Borrower of the type of the Obligations except as set forth in the agreements listed on Schedule 6.1.(d).

         (e) Compliance with Law; Governmental Approvals. The Borrower and each Subsidiary is in compliance with each Governmental Approval applicable to it and in compliance with all other Applicable Law relating to it except for noncompliances which, and Governmental Approvals the failure to possess which, could not, singly or in the aggregate, cause a Default or Event of Default or could reasonably be expected to have a Material Adverse Effect.

         (f)  Title  to  Properties;  Leases.  Each  of  the  Borrower  and  its
Subsidiaries has good, marketable and legal title to, or a valid leasehold interest in, its respective assets, free and clear of all Liens except for those described in Schedule 6.1.(f). All leases necessary in any material respect for the conduct of the respective businesses of the Borrower and its Subsidiaries are valid and subsisting and are in full force and effect.

         (g) Debt. Schedule 6.1.(g) is, as of the Agreement Date, a complete and correct listing of all (i) Debt of the Borrower and its Restricted Subsidiaries (including all guarantees of Debt of another Person) and (ii) all letters of credit and acceptance facilities extended to the Borrower or any Restricted
Subsidiary. The Borrower and such Subsidiaries have performed and are in compliance with all of the material terms of such Debt having an outstanding principal balance of $2,500,000 or more and all instruments and agreements relating thereto, and no default or event of default, or event or condition which with the giving of notice, the lapse of time, or otherwise, would constitute such a default or event of default, exists with respect to any such Debt. The aggregate principal amount of each item of Debt of the Borrower or any Restricted Subsidiary having an outstanding principal balance of less than $2,500,000 and in respect of which either the Borrower or such Restricted Subsidiary has failed to perform any of the material terms or any default or event of default, or event or condition which with the giving of notice, the lapse of time, or otherwise, would constitute such a default or event of default, exists, does not exceed $2,500,000. All Debt of the Borrower (other than Debt secured by a Lien permitted hereunder) ranks pari passu in right of repayment to all of the Obligations.

         (h) Other Agreements. Neither the Borrower nor any Subsidiary is: (i) a party to or subject to any judgment, order, decree, agreement, lease or instrument, or subject to other restrictions, which individually or in the aggregate could reasonably be expected to have a Material Adverse Effect; or
(ii) in default in the performance, observance or fulfillment of any of the obligations, covenants or conditions contained in any Material Contract to which the Borrower or any Subsidiary is a party, which default has had, or if not remedied within any applicable grace period could reasonably be expected to have, a Material Adverse Effect.

         (i) Litigation. There are no actions, suits or proceedings pending (nor, to the knowledge of the Borrower, are there any actions, suits or proceedings threatened) against or in any other way relating adversely to or affecting the Borrower or any Subsidiary or any of its respective property in any court or before any arbitrator of any kind or before or by any governmental body which, if adversely determined, could reasonably be expected to have a Material Adverse Effect, and there are no strikes, slow downs, work stoppages or walkouts or other labor disputes in progress, or to the knowledge of the Borrower threatened, relating to the Borrower or any Subsidiary. With respect to the representations made in this subsection, the Borrower wishes to bring to the attention of the Lenders and the Agent the matters set forth on Schedule 6.1.(i), none of which could reasonably be expected to have a Material Adverse Effect.

         (j) Taxes. All federal, state and other tax returns of the Borrower and any Subsidiary required by Applicable Law to be filed have been duly filed, and all federal, state and other taxes, assessments and other governmental charges or levies upon the Borrower or any Subsidiary and its respective properties, income, profits and assets which are due and payable have been paid, except any such nonpayment which is at the time permitted under Section 7.5.

         (k) Financial Statements and Condition. The Borrower has furnished to each Lender copies of the audited consolidated balance sheet of the Borrower and its consolidated Subsidiaries as at June 30, 1996, and the related consolidated statements of income, retained earnings and cash flow for the fiscal year ending on such date, with the opinion thereon of Ernst & Young LLP, and the unaudited consolidated balance sheet of the Borrower and its consolidated Subsidiaries as at December 31, 1996, and the related consolidated statements of income, retained earnings and cash flow of the Borrower and its consolidated Subsidiaries for the fiscal quarter ending on such date. All such financial statements (including in each case related schedules and notes) are complete and correct and present fairly, in accordance with GAAP consistently applied throughout the periods involved, in all material respects, the consolidated financial position of the Borrower and its consolidated Subsidiaries as at their respective dates and the results of operations and the cash flow for such periods (subject, as to interim statements, to changes resulting from audits and normal year-end adjustments). Since June 30, 1996, there has been no material adverse change in the financial condition, operations, or business of the Borrower and its consolidated Subsidiaries taken as a whole. The Borrower is Solvent.

         (l)      ERISA.

                  (i) Each of the Borrower, its Subsidiaries, and each other ERISA Affiliate, is in compliance with all applicable provisions of ERISA and the regulations and published interpretations thereunder except for noncompliances which could not, singly or in the aggregate, reasonably be expected to have a Material Adverse Effect. Each Employee Benefit Plan that is intended to be qualified under Section 401(a) of the Internal Revenue Code has been determined by the Internal Revenue Service to be so qualified, and each trust related to such plan has been determined to be exempt under Section 501(a) of the Internal Revenue Code. No liability has been incurred by the Borrower, any Subsidiary or any other ERISA Affiliate which remains unsatisfied for any taxes or penalties with respect to any Employee Benefit Plan or any Multiemployer Plan which liability could reasonably be expected to have a Material Adverse Effect.

                  (ii) Neither the Borrower, any Subsidiary nor any other ERISA Affiliate has (A) engaged in a nonexempt prohibited transaction described in Section 4975 of the Internal Revenue Code or Section 406 of ERISA affecting any of the Employee Benefit Plans or the trusts created thereunder which could subject any such Employee Benefit Plan or trust to a tax or penalty on prohibited transactions imposed under
         Section 4975 of the Internal Revenue Code or under ERISA, (B) incurred any accumulated funding deficiency with respect to any Employee Benefit Plan, whether or not waived, or any other liability to the PBGC which remains outstanding other than the payment of premiums and there are no premium payments which are due and unpaid, (C) failed to make a required contribution or payment to a Multiemployer Plan, or (D) failed to make a required installment or other required payment under Section 412 of the Code, Section 302 of ERISA or the terms of such Employee Benefit Plan, which tax, penalty, accumulated funding deficiency, liability or failure could reasonably be expected to have a Material Adverse Effect.

                  (iii) No Termination Event has occurred or is reasonably expected to occur with respect to any Pension Plan or Multiemployer Plan, and neither the Borrower, any Subsidiary nor any other ERISA Affiliate has incurred any unpaid withdrawal liability with respect to any Multiemployer Plan.

                  (iv) The present value of all vested accrued benefits under each Employee Benefit Plan which is subject to Title IV of ERISA, did not, as of the most recent valuation date for each such plan, exceed the then current value of the assets of such Employee Benefit Plan allocable to such benefits.

                  (v) To the best of the Borrower's knowledge, each Employee Benefit Plan subject to Title IV of ERISA, maintained by the Borrower, any Subsidiary or any other ERISA Affiliate, has been administered in accordance with its terms in all material respects and is in compliance in all material respects with all applicable requirements of ERISA and other Applicable Laws except for such noncompliances which could not reasonably be expected to have a Material Adverse Effect.

                  (vi) The consummation of the Loans and the issuance of the Letters of Credit provided for herein will not involve any prohibited transaction under ERISA which is not subject to a statutory or administrative exemption.

                  (vii) No proceeding, claim, lawsuit and/or investigation exists or, to the best knowledge of the Borrower after due inquiry, is threatened concerning or involving any Employee Benefit Plan which if adversely determined could reasonably be expected to have a Material Adverse Effect.

         (m) Environmental Laws. Each of the Borrower and its Subsidiaries has obtained all Governmental Approvals which are required under Environmental Laws and is in compliance with all terms and conditions of such Governmental Approvals except for those Governmental Approvals, the failure to obtain or the failure with which to comply, could not reasonably be expected to have a Material Adverse Effect. Each of the Borrower and its Subsidiaries is also in material compliance with all other limitations, restrictions, conditions, standards, prohibitions, requirements, obligations, schedules, and timetables contained in the Environmental Laws. Except for matters which could not reasonably be expected to have a Material Adverse Effect, the Borrower is not aware of, and has not received notice of, any past, present, or future events, conditions, circumstances, activities, practices, incidents, actions, or plans which, with respect to the Borrower or any of its Subsidiaries, may interfere with or prevent compliance or continued compliance with Environmental Laws, or may give rise to any common-law or legal liability, or otherwise form the basis of any claim, action, demand, suit, proceeding, hearing, study, or investigation, based on or related to the manufacture, processing, distribution, use, treatment, storage, disposal, transport, or handling or the emission, discharge, release or threatened release into the environment, of any pollutant, contaminant, chemical, or industrial, toxic, or other Hazardous Material; and there is no civil, criminal, or administrative action, suit, demand, claim, hearing, notice, or demand letter, notice of violation, investigation, or proceeding pending or, to the Borrower's knowledge, threatened, against the Borrower or any of its Subsidiaries relating in any way to Environmental Laws an adverse determination in respect of which could reasonably be expected to have a Material Adverse Effect. With respect to the representations made in this subsection, the Borrower wishes to bring to the attention of the Lenders and the Agent the matters set forth on Schedule 6.1.(m), none of which could reasonably be expected to have a Material Adverse Effect.

         (n) Investment Company; Public Utility Holding Company. Neither the Borrower nor any Subsidiary is (i) an "investment company" or a company "controlled" by an "investment company" within the meaning of the Investment Company Act of 1940, as amended, (ii) a "holding company" or a "subsidiary company" of a "holding company", or an "affiliate" of a "holding company" or of a "subsidiary company" of a "holding company", within the meaning of the Public Utility Holding Company Act of 1935, as amended, or (iii) subject to any other Applicable Law which purports to regulate or restrict its ability to borrow money or to consummate the transactions contemplated by this Agreement or to perform its obligations under any Loan Document to which it is a party.

         (o) Margin Stock. Neither the Borrower nor any Subsidiary is engaged principally, or as one of its important activities, in the business of extending credit for the purpose, whether immediate, incidental or ultimate, of buying or carrying "margin stock" within the meaning of Regulations G, U and X of the Board of Governors of the Federal Reserve System.

         (p) Affiliate Transactions. Except as permitted by Section 9.3., neither the Borrower nor any Restricted Subsidiary is a party to or bound by any agreement or arrangement (whether oral or written) to which any Affiliate of the Borrower or any Restricted Subsidiary is a party.

         (q) Intellectual Property. The Borrower and each Subsidiary owns or has the right to use, under valid license agreements or otherwise, all material patents, licenses, franchises, trademarks, trademark rights, trade names, trade name rights, trade secrets and copyrights (collectively, "Intellectual Property") necessary to or used in the conduct of its businesses as now conducted and as contemplated by the Loan Documents, without known conflict with any patent, license, franchise, trademark, trade secret, trade name, copyright, or other proprietary right of any other Person.

         (r) Accuracy and Completeness of Information. Other than statements, estimates and projections provided by the Borrower with respect to the anticipated future performance of the Borrower and its Subsidiaries, all written information, reports and other papers and data furnished to the Agent or any Lender by, on behalf of, or at the direction of, the Borrower or any Subsidiary in connection with any of the Loan Documents were, at the time the same were so furnished, complete and correct in all material respects, to the extent necessary to give the recipient a true and accurate knowledge of the subject matter and did not contain any untrue statement of a fact material to the creditworthiness of the Borrower or any Subsidiary and did not omit to state a material fact necessary in order to make the statements contained therein not misleading, or, in the case of financial statements, present fairly, in all material respects and in accordance with GAAP consistently applied throughout the periods involved, the financial position of the Persons involved as at the date thereof and the results of operations for such periods. Although the Borrower offers no assurances as to future events, all statements, estimates and projections provided by the Borrower with respect to the anticipated future performance of the Borrower and its Subsidiaries and previously delivered to the Lenders have been prepared on the basis of reasonable assumptions regarding the Borrower and the Subsidiaries and their projected growth and performance, the future of the steel industry, the present and future state of the economy and other variables and factors used in the preparation of such projections.

Section 6.2  Survival of Representations and Warranties, Etc.
         All statements contained in any certificate, financial statement or other instrument delivered by or on behalf of the Borrower or any Subsidiary to the Agent or any Lender pursuant to or in connection with this Agreement or any of the other Loan Documents (including, but not limited to, any such statement made in or in connection with any amendment thereto or any statement contained in any certificate, financial statement or other instrument delivered by or on behalf of the Borrower prior to the Agreement Date and delivered to the Agent or any Lender in connection with closing the transactions contemplated hereby) shall constitute representations and warranties made by the Borrower under this Agreement. All representations and warranties made under this Agreement shall be deemed to be made at and as of the Agreement Date, the Effective Date and at and as of the date of the occurrence of any Credit Event, except to the extent that such representations and warranties expressly relate solely to an earlier date (in which case such representations and warranties shall have been true and accurate on and as of such earlier date) and except for changes in factual circumstances specifically permitted hereunder.

                         ARTICLE 7 AFFIRMATIVE COVENANTS
         For so long as this Agreement is in effect, unless the Requisite Lenders (or, if required pursuant to Section 12.6., all of the Lenders) shall otherwise consent in the manner provided for in Section 12.6., the Borrower shall:

Section 7.1  Preservation of Existence and Similar Matters.
         Preserve and maintain, and cause each Subsidiary (other than those Subsidiaries not material to the financial condition or business operations of the Borrower and its Subsidiaries taken as a whole) to preserve and maintain, its respective existence, rights, franchises, licenses and privileges in the jurisdiction of its formation and qualify and remain qualified and authorized to do business in each jurisdiction in which the character of its properties or the nature of its business requires such qualification and authorization and where the failure to be so authorized and qualified could reasonably be expected to have a Material Adverse Effect.

Section 7.2  Compliance with Applicable Law and Material Contracts.
         Comply, and cause each Subsidiary to comply, with (a) all Applicable Law, including the obtaining of all Governmental Approvals, if the failure to comply with which could reasonably be expected to have a Material Adverse Effect, and (b) all material terms and conditions of all Material Contracts to which it is a party.

Section 7.3  Maintenance of Property.
         In addition to the requirements of any of the other Loan Documents, (a) protect and preserve, and cause each Restricted Subsidiary to protect and preserve, all of its material properties, including, but not limited to, all Intellectual Property, and maintain in good repair, working order and condition all tangible properties, and (b) from time to time make or cause to be made all needed and appropriate repairs, renewals, replacements and additions to such properties, so that the business carried on in connection therewith may be properly and advantageously conducted at all times.

Section 7.4  Insurance.
         In addition to the requirements of any of the other Loan Documents, maintain, and cause each Subsidiary to maintain, insurance with financially sound and reputable insurance companies against such risks and in such amounts as is customarily maintained by similar businesses or as may be required by Applicable Law, and within 15 days after the delivery of the financial statements under Section 8.2., the Borrower will deliver to the Agent a list specifying the details of such insurance then in effect. Notwithstanding the foregoing, the Borrower and its Subsidiaries may, to the extent permitted by Applicable Law, establish and responsibly maintain a sound system of self-insurance against liabilities for employee health benefits and personal injuries and property damage, provided that the Borrower will maintain adequate reserves with respect thereto and, at all times, the Borrower will maintain an amount of excess insurance to cover casualties and contingencies greater than such reserves.

Section 7.5  Payment of Taxes and Claims.
         Pay or discharge, and cause each Subsidiary to pay and discharge, when due (a) all taxes, assessments and governmental charges or levies imposed upon it or upon its income or profits or upon any properties belonging to it, and (b) all lawful claims of materialmen, mechanics, carriers, warehousemen and landlords for labor, materials, supplies and rentals which, if unpaid, might become a Lien on any properties of such Person; provided, however, that this Section shall not require the payment or discharge of any such tax, assessment, charge, levy or claim which is being contested in good faith by appropriate proceedings which operate to suspend the collection thereof and for which adequate reserves have been established on the books of the Borrower or such Subsidiary, as applicable, in accordance with GAAP.

Section 7.6  Visits and Inspections.
         Permit, and cause each Subsidiary to permit, representatives or agents of the Agent or any Lender, from time to time, as often as may be reasonably requested in light of all circumstances, financial or otherwise, surrounding the Borrower and its operations, but only during normal business hours, and at the expense of the Agent or such Lender so long as no Event of Default shall be continuing, to: (a) visit and inspect all properties of the Borrower and its Subsidiaries; (b) inspect and make extracts from their respective relevant books and records, including but not limited to management letters prepared by independent accountants; and (c) discuss with its principal officers, and its independent accountants, the business, assets, liabilities, financial conditions and results of operations of the Borrower and its Subsidiaries. If requested by the Agent, the Borrower shall execute an authorization letter addressed to its accountants authorizing the Agent or any Lender to discuss the financial affairs of the Borrower and any Subsidiary with its accountants.

Section 7.7  Use of Proceeds; Letters of Credit.
         (a) Use the proceeds of the initial Loans to repay in full the Debt described on Schedule 7.7.; (b) use the proceeds of all subsequent Loans and all Letters of Credit for general corporate and working capital purposes only, including without limitation, the funding of Capital Expenditures; and (c) not use any part of such proceeds or Letters of Credit to purchase or carry, or to reduce or retire or refinance any credit incurred to purchase or carry, any margin stock (within the meaning of Regulations U and X of the Board of Governors of the Federal Reserve System) or to extend credit to others for the purpose of purchasing or carrying any such margin stock if such use would result in a violation of such Regulations or any other Applicable Law.

Section 7.8  Environmental Matters.
         Comply, and cause all of its Subsidiaries to comply, with all Environmental Laws the failure with which to comply could reasonably be expected to have a Material Adverse Effect. If the Borrower or any Subsidiary shall (a) receive notice that any violation of any Environmental Law which could reasonably be expected to have a Material Adverse Effect may have been committed or is about to be committed by such Person, (b) receive notice that any administrative or judicial complaint or order has been filed or is about to be filed against the Borrower or any Subsidiary alleging violations of any Environmental Law or requiring the Borrower or any Subsidiary to take any action in connection with the release of Hazardous Materials, which violation or required action could reasonably be expected to have a Material Adverse Effect or (c) receive any notice from a Governmental Authority or private party alleging that the Borrower or any Subsidiary may be liable or responsible for costs associated with a response to or cleanup of a release of a Hazardous Materials or any damages caused thereby, which liability, responsibility or damages could reasonably be expected to have a Material Adverse Effect, then the Borrower shall provide the Agent with a copy of such notice within 10 days after the receipt thereof by the Borrower or any of the Subsidiaries. The Borrower and the Subsidiaries shall promptly take all actions necessary to prevent the imposition of any Liens on any of their respective properties arising out of or related to any Environmental Laws.


Section 7.9  Books and Records.
         Maintain, and cause each of the Subsidiaries to maintain, books and records pertaining to its business operations in such detail, form and scope as is consistent with good business practice and in accordance with GAAP.

Section 7.10  Further Assurances.
         At the Borrower's cost and expense, upon request of the Agent, duly execute and deliver or cause to be duly executed and delivered, to the Agent such further instruments, documents and certificates, and do and cause to be done such further acts that may be reasonably necessary or advisable in the reasonable opinion of the Agent to carry out more effectively the provisions and purposes of this Agreement and the other Loan Documents.

                              ARTICLE 8 INFORMATION
         For so long as this Agreement is in effect, unless the Requisite Lenders (or, if required pursuant to Section 12.6., all of the Lenders) shall otherwise consent in the manner set forth in Section 12.6., the Borrower shall furnish to each Lender (or to the Agent if so provided below) at its Lending
Office:

Section 8.1  Quarterly Financial Statements.
         As soon as available and in any event within 45 days after the close of each of the first, second and third fiscal quarters of the Borrower, the consolidated balance sheet of the Borrower and its Subsidiaries as at the end of such period and the related consolidated statements of income, retained earnings and cash flows of the Borrower and its Subsidiaries for such period, setting forth in each case in comparative form the figures for the corresponding periods of the previous fiscal year, all of which shall be certified by the treasurer or chief financial officer of the Borrower, in his or her opinion, to present fairly, in accordance with GAAP and in all material respects, the consolidated financial position of the Borrower and its Subsidiaries as at the date thereof and the results of operations for such period (subject to normal year-end adjustments); provided, however, that delivery pursuant to Section 8.4.(b) of copies of the Quarterly Report on Form 10-Q of the Borrower for such quarterly period substantially in the form as now filed with the Securities and Exchange Commission shall be deemed to satisfy the requirements of this Section.

Section 8.2  Year-End Statements.
         As soon as available and in any event within 90 days after the end of each fiscal year of the Borrower, the audited consolidated balance sheet of the Borrower and its Subsidiaries as at the end of such fiscal year and the related audited consolidated statements of income, retained earnings and cash flows of the Borrower and its Subsidiaries for such fiscal year, setting forth in comparative form the figures as at the end of and for the previous fiscal year, all of which shall be certified by the treasurer or chief financial officer of the Borrower, in his or her opinion, to present fairly, in accordance with GAAP and in all material respects, the financial position of the Borrower and its Subsidiaries as at the date thereof and the result of operations for such period and by independent certified public accountants of recognized national standing acceptable to the Agent, whose certificate shall be in scope and substance satisfactory to the Agent and who shall have authorized the Borrower to deliver such financial statements and certification thereof to the Agent and the Lenders pursuant to this Agreement; provided, however, that delivery pursuant to Section 8.4.(b) of copies of the Annual Report on Form 10-K of the Borrower for such fiscal year substantially in the form as now filed with the Securities and Exchange Commission shall be deemed to satisfy the requirements of this Section.

Section 8.3  Compliance Certificate; Accountant's Letter.
         At the time the financial statements are furnished pursuant to Sections
8.1. and 8.2., a certificate in the form of Exhibit M (a "Compliance Certificate") executed by the treasurer or chief financial officer of the
Borrower: (a) setting forth in reasonable detail as at the end of such quarterly accounting period or fiscal year, as the case may be, the calculations required to establish whether or not the Borrower, and when appropriate its consolidated Subsidiaries, were in compliance with the covenants contained in Sections 9.1. and 9.2.; and (b) stating that, to the best of his or her knowledge, information and belief, no Default or Event of Default exists, or, if such is not the case, specifying such Default or Event of Default and its nature, when it occurred and whether it is continuing and the steps being taken by the Borrower with respect to such event, condition or failure. At the time the financial statements are furnished pursuant to Section 8.2., the Borrower will deliver to the Lenders a certificate of the independent accountants performing the audit of such financial statements to the effect that, in making such audit, nothing came to their attention that caused them to believe that the Borrower failed to comply with any of the terms, covenants, provisions or conditions contained in this Agreement insofar as they relate to accounting matters. Such accountants, however, shall not be liable to any Person by reason of their failure to obtain knowledge of any Event of Default or Default which would not be disclosed in the course of an audit conducted in accordance with GAAP.

Section 8.4  Copies of Other Reports.
         (a) Promptly upon receipt thereof, copies of all reports, if any, submitted to the Borrower or its Board of Directors by its independent public accountants in connection with any annual, interim or special audit, including, without limitation, any management report;

         (b) Promptly upon their becoming available, copies of all financial statements or other financial information, all registration statements (without exhibits and other than those on Form S-8) and other periodic or special reports, if any, which the Borrower shall file with the Securities and Exchange Commission (or any Governmental Authority substituted therefor) or any national securities exchange; and

         (c) Promptly upon the mailing thereof to the shareholders of the Borrower generally, copies of all financial statements, reports, notices and proxy statements so mailed.

Section 8.5  Notice of Litigation and Other Matters.
         Prompt notice of:

         (a) to the extent the Borrower is aware of the same, the commencement of any proceeding or investigation by or before any Governmental Authority and any action or proceeding in any court or other tribunal or before any arbitrator against or in any other way relating adversely to, or adversely affecting, the Borrower or any Subsidiary or any of their respective properties, assets or businesses which, if determined or resolved adversely to such Person, could reasonably be expected to have a Material Adverse Effect;

         (b) any amendment to the articles of incorporation or bylaws of the Borrower;

         (c) any material change in the senior management of the Borrower or any Restricted Subsidiary;

         (d)  any  change  in  the  business,  assets,  liabilities,   financial
condition or results of operations of the Borrower or any Subsidiary which has had, or could reasonably be expected to have, a Material Adverse Effect;

         (e) the occurrence of any Default or Event of Default or any event which constitutes or which with the passage of time, the giving of notice or otherwise would constitute a default or event of default by the Borrower or any Subsidiary under any Material Contract to which any such Person is a party or by which any such Person or any of its respective properties may be bound;

         (f) any material order, judgment or decree having been entered against the Borrower or any Subsidiary or any of their respective properties or assets;

         (g) any notification of a violation of any Applicable Law or any inquiry regarding any alleged violation of any Applicable Law which violation could reasonably be expected to have a Material Adverse Effect shall have been received by the Borrower or any of the Subsidiaries from any Governmental Authority; and

                  (h) the proposed sale, transfer or other disposition of any material assets of the Borrower or any Subsidiary to any other Person (other than to the Borrower or a Subsidiary).

Section 8.6  ERISA.
         To the Agent:

         (a) Together with the financial statements required to be delivered pursuant to Section 8.1. and 8.2., notice of (i) the establishment of any new Pension Plan (which notice shall include a copy of such plan), (ii) the commencement of contributions to any Employee Benefit Plan to which the Borrower, any Subsidiary or any of its ERISA Affiliates was not previously contributing, (iii) any material increase in the benefits of any existing Employee Benefit Plan, (iv) each funding waiver request filed with respect to any Employee Benefit Plan and all communications received or sent by the Borrower, any Subsidiary or any ERISA Affiliate with respect to such request and
(v) the failure of the Borrower, any Subsidiary or any ERISA Affiliate to make a required installment or payment under Section 302 of ERISA or Section 412 of the Code by the due date;

         (b) Promptly and in any event within fifteen (15) days of becoming aware of the occurrence or forthcoming occurrence of any (i) Termination Event or (ii) nonexempt "prohibited transaction," as such term is defined in Section 406 of ERISA or Section 4975 of the Code, in connection with any Pension Plan or any trust created thereunder, a notice specifying the nature thereof, what action the Borrower, any Subsidiary or any ERISA Affiliate has taken, is taking or proposes to take with respect thereto and, when known, any action taken or threatened by the Internal Revenue Service, the Department of Labor or the PBGC with respect thereto; and

         (c) With reasonable promptness (but in any event within 15 days for purposes of the following clauses (i) and (ii)), copies of (i) any unfavorable determination letter from the Internal Revenue Service regarding the qualification of an Employee Benefit Plan under Section 401(a) of the Code, (ii) all notices received by the Borrower, any Subsidiary or any ERISA Affiliate of the PBGC's intent to terminate any Pension Plan or to have a trustee appointed to administer any Pension Plan, and (iii) all notices received by the Borrower, any Subsidiary or any ERISA Affiliate from a Multiemployer Plan sponsor concerning the imposition or amount of withdrawal liability pursuant to Section 4202 of ERISA. The Borrower will notify the Agent in writing within 5 Business Days of the Borrower, any Subsidiary or any ERISA Affiliate obtaining knowledge or reason to know that the Borrower, any Subsidiary or any ERISA Affiliate has filed or intends to file a notice of intent to terminate any Pension Plan under a distress termination within the meaning of Section 4041(c) of ERISA.

Section 8.7  Other Information.
         From  time  to  time  and  promptly  upon  each  request,   such  data,
certificates, reports, statements, documents or further information regarding the business, assets, liabilities, financial condition, or results of operations of the Borrower or any of its Subsidiaries as the Agent or any Lender may reasonably request.

                          ARTICLE 9 NEGATIVE COVENANTS
         For so long as this Agreement is in effect, unless the Requisite Lenders (or, if required pursuant to Section 12.6., all of the Lenders) shall otherwise consent in the manner set forth in Section 12.6., the Borrower shall comply with the following covenants:

Section 9.1  Financial Covenants.
         The Borrower shall not:

         (a) Debt to Capitalization Ratio. Permit the Debt to Capitalization Ratio to be greater than 0.60 to 1.00 at the end of any fiscal quarter.

         (b) Interest Coverage Ratio. Permit the ratio of Consolidated EBIT to Consolidated Interest Expense to be less than 1.75 to 1.00 at the end of any Four-Quarter Period.

         (c) Minimum Tangible Net Worth. Permit Consolidated Tangible Net Worth to be less than (i) $284,000,000 plus (ii) 50% of Consolidated Net Income (only if greater than $0) for each fiscal quarter of the Borrower ending after September 30, 1996.

Section 9.2  Liens, Debt and Other Restrictions.
         (a) Negative Pledge. The Borrower covenants that it will not, and will not permit any Restricted Subsidiary to, cause or permit to exist, or agree or consent to cause or permit to exist in the future (upon the happening of a contingency or otherwise), any of their Property, whether now owned or hereafter acquired, to be subject to a Lien except:

                  (i) Liens securing taxes, assessments or governmental charges or levies or the claims or demands of materialmen, mechanics, carriers, warehousemen, landlords and other like Persons;

                  (ii) Liens incurred or deposits made in the ordinary course of business

                           (1)      in connection with workers' compensation,
unemployment insurance, social security and other like laws, and

                           (2) to secure the  performance  of letters of credit,
                  bids, tenders, sales contracts, leases, statutory obligations, surety and performance bonds (of a type other than set forth in the immediately following subsection (iii)) and other similar obligations not incurred in connection with the borrowing of money, the obtaining of advances or the payment of the deferred purchase price of Property;

                  (iii)    Liens

                           (1)      arising from judicial attachments and
judgments,

                           (2)      securing appeal bonds, supersedeas bonds,
and

                           (3)      arising in connection with court proceedings
(including, without limitation, surety bonds and letters of credit or any other instrument serving a similar purpose),

                  provided that the execution or other enforcement of such Liens is effectively stayed and the claims secured thereby are being actively contested in good faith and by appropriate proceedings, and provided further that the aggregate amount so secured will not at any time exceed $10,000,000;

                  (iv) Liens on Property of a Restricted Subsidiary, provided that such Liens secure only obligations owing to the Borrower or a Restricted Subsidiary;

                  (v) Liens in the nature of reservations, exceptions, encroachments, easements, rights-of-way, covenants, conditions, restrictions, leases and other similar title exceptions or encumbrances affecting real property, provided that such exceptions and encumbrances could not reasonably be expected to materially interfere with the use of such Property in the ordinary conduct of the business of the Borrower and the Restricted Subsidiaries;

                  (vi)     (1)      Liens securing Debt in existence and listed
in Schedule 6.1.(f), and

                           (2) Liens securing renewals,  extensions (as to time)
                  and refinancings of such Debt secured by such Liens listed in such Schedule, provided that the amount of Debt secured by each such Lien is not increased in excess of the amount of Debt outstanding on the date of such renewal, extension or refinancing, and none of such Liens is, or is required to be, extended to include any additional Property of the Borrower or any Restricted Subsidiary as a condition to, or as a result of, such renewal, extension or refinancing;

                  (vii) additional Liens securing Debt of the Borrower or any Restricted Subsidiary not otherwise permitted pursuant to the immediately preceding clauses (i) through clause (vi), provided that,
                         (1) in the case of  Purchase  Money  Liens,  each  such
                  Purchase Money Lien secures Debt of the Borrower or a Restricted Subsidiary in an amount not exceeding one hundred percent (100%) of the cost of construction or acquisition of the particular Property to which such Debt relates (or, in the case of a Lien existing on any Property of any corporation the time it becomes a Restricted Subsidiary, the Fair Market Value of such Property at such time),

                           (2)      immediately after, and after giving effect
thereto, no Default or Event of Default would exist; and

                           (3)      At any time, the sum of

                                    (A)     the aggregate amount of all Debt and
other obligations secured by such Liens at such time, plus, without duplication,

                                    (B)     the total outstanding amount of Debt
of all Restricted Subsidiaries (determined after elimination of intercompany items among such Persons) not secured by such Liens, does not exceed 13.0% of Consolidated Assets.

In addition, the Borrower will not, and will not permit any Restricted Subsidiary to, enter into, assume or permit to exist any agreement evidencing Debt secured by a Purchase Money Lien which prohibits the creation or assumption of any Lien upon its respective properties or assets, whether now owned or hereafter acquired other than the Property subject to such Purchase Money Lien.

         (b) Equal and Ratable Lien; Equitable Lien. In case any Property shall be subject to a Lien in violation of this Section 9.2., the Borrower will forthwith make or cause to be made, to the fullest extent permitted by applicable law, provision whereby the Obligations will be secured equally and ratably with all other obligations secured thereby pursuant to such agreements and instruments as shall be approved by the Agent, and the Borrower will cause to be delivered to the Agent an opinion of independent counsel to the effect that such agreements and instruments are enforceable in accordance with their terms, and in any such case the Obligations shall have the benefit, to the full extent that, and with such priority as, the holders of obligations may be entitled under applicable law, of an equitable Lien on such Property securing the Obligations. A violation of this Section 9.2. will constitute an Event of Default hereunder, whether or not the Borrower complies with this subsection.

         (c) Financing Statements. The Borrower will not, and will not permit any Restricted Subsidiary to, sign or file a financing statement under the Uniform Commercial Code of any jurisdiction that names the Borrower or such Restricted Subsidiary as debtor, or sign any security agreement authorizing any secured party thereunder to file any such financing statement, except, in any such case, a financing statement filed or to be filed to perfect or protect a security interest that the Borrower or such Restricted Subsidiary is entitled to create, assume or incur, or permit to exist, under the foregoing provisions of this Section 9.2. or to evidence for information purposes a lessor's interest in Property leased to the Borrower or any such Restricted Subsidiary.

         (d) Debt. The Borrower will not permit any Restricted Subsidiary to incur or in any other manner become liable in respect of any Debt at any time unless, after giving effect thereto and to any concurrent transactions:


                  (i) such Debt is owed to the Borrower or to another Restricted Subsidiary;

                  (ii) such Debt existed on the Agreement Date and is listed on Schedule 6.1.(g); or

                  (iii)    both

                           (1) the total outstanding amount of Debt of all Restricted Subsidiaries (determined after elimination of intercompany items among such Persons) plus the aggregate amount of all Debt and other obligations secured by Liens permitted by Section 9.2.(a)(vii) does not exceed 13.0% of Consolidated Assets; and

                           (2)      immediately before and immediately after
giving effect to such transaction, no Default or Event of Default exists or would exist.

         (e) Investments. The Borrower will not, and will not permit any Restricted Subsidiary to, make any Investment other than Permitted Investments.

         (f) Disposal of Restricted Subsidiary Securities. The Borrower will not, and will not permit any Restricted Subsidiary to, at any time Transfer any shares of the stock or other Securities (or any options or warrants to purchase stock or other Securities exchangeable for or convertible into stock) of any Restricted Subsidiary (such stock, options, warrants and other Securities herein called "Restricted Subsidiary Stock") or Debt of any Restricted Subsidiary, nor will the Borrower permit any Restricted Subsidiary to issue its own Restricted Subsidiary Stock, or to Transfer any shares of Restricted Subsidiary Stock issued by any other Restricted Subsidiary, if the effect of the transaction would be to reduce the proportionate interest of the Borrower and the other Restricted Subsidiaries in the outstanding Restricted Subsidiary Stock (the "Disposition Stock") of the Restricted Subsidiary (the "Disposition Subsidiary") whose shares are the subject of the transaction or in any manner increase the amount of Debt of any Restricted Subsidiary held by Persons other than the Borrower and other Restricted Subsidiaries, provided that the foregoing restrictions do not apply to:

                  (i)      the issuance of directors' qualifying shares;

                  (ii) the issuance of Disposition Stock by a Disposition Subsidiary in satisfaction of the rights of minority shareholders of such Disposition Subsidiary to receive such Disposition Stock, provided that the transaction does not result in the reduction of the proportionate interest of the Borrower and the other Restricted Subsidiaries in the outstanding Disposition Stock; and

                  (iii) the Transfer for an Acceptable Consideration payable at one time (the "Disposition Date") to a Person (other than directly or indirectly to an Affiliate) of the Disposition Stock, and the Debt of such Disposition Subsidiary held by the Borrower and the other Restricted Subsidiaries, if all of the following conditions shall have been satisfied:

                           (1)      the Board of Directors of the Borrower and
each Restricted Subsidiary, in each case owning any such Disposition Stock, shall have approved such Transfer of Disposition Stock and Debt as in the best interests of the Borrower or such Restricted Subsidiary, as the case may be;

                           (2)      the consideration paid for such Disposition
Stock and Debt is deemed adequate and satisfactory by each such Board of Directors;

                           (3) if all shares of  Disposition  Stock and all Debt
                  of such Disposition Subsidiary held by the Borrower and the Subsidiaries are being simultaneously sold, the Restricted Subsidiary being disposed of shall not have any continuing
                  Investment in the Borrower or any Subsidiary not being simultaneously disposed of;

                           (4)      if applicable, the Borrower shall have
complied with Section 12.8. regarding the designation of such Disposition Subsidiary as an Unrestricted Subsidiary; and

                           (5)      such Transfer satisfies the requirements of
Section 9.2.(g)(ii).

         For purposes of determining the book value of Property constituting Disposition Stock being Transferred as provided in clause (iii) above, such book value shall be deemed to be the aggregate book value of all assets of the Disposition Subsidiary that shall have issued such Disposition Stock. The designation of a Restricted Subsidiary as an Unrestricted Subsidiary shall be treated, for the purposes of this subsection (f), as a deemed sale of all of the Restricted Subsidiary Stock of such Restricted Subsidiary by the Borrower.

         (g) Mergers; Consolidations; Transfers of Property; Disposal of Shares of a Restricted Subsidiary.

                  (i) Mergers; Consolidations. The Borrower will not, and will not permit any Restricted Subsidiary to, merge with or into or consolidate with or into any other Person or permit any other Person to merge or consolidate with or into it (except that a Restricted Subsidiary may merge into or consolidate with the Borrower or a Wholly-Owned Restricted Subsidiary), provided, that the foregoing restriction does not apply to the merger or consolidation of the Borrower with another corporation if:

                           (1)      the Borrower is the surviving corporation of
such merger or consolidation;

                           (2)      immediately prior to, and immediately after
the consummation of the transaction, and after giving effect thereto, no Default or Event of Default would exist; and

                           (3)      immediately prior to, and immediately after
the consummation of the transaction, and after giving effect thereto, a Restricted Subsidiary would be permitted to incur at least $1.00 of Debt pursuant to the provisions of Section 9.2.(d)(iii); and

                  (ii) Transfers of Property. The Borrower will not, and will not permit any Restricted Subsidiary to, sell (including, without limitation, any sale and subsequent leasing as lessee of such Property), lease as lessor, transfer or otherwise dispose of any Property (collectively referred to as "Transfers"; the various verb forms of the term "Transfer" shall have correlative meanings as used herein), except:

                           (1)      Transfers of inventory, of unuseful,
obsolete or worn out Property and of delinquent accounts receivables, in each case in the ordinary course of business of the Borrower or such Restricted Subsidiary;

                           (2)      Transfers from a Restricted Subsidiary to
the Borrower or to a Wholly-Owned Restricted Subsidiary; and

                           (3)      any other Transfer of Property at any time
to a Person, other than an Affiliate, for an Acceptable Consideration if:

                                    (A)   the    aggregate    of   the   amounts
                           representing, in each case, the book value of each item of Property of the Borrower and the Restricted Subsidiaries Transferred (other than in Transfers referred to in the foregoing clause (1) and clause
                           (2) (collectively, "Excluded Transfers")) during the period

                                            (I)      of 365 days ended on the
date of such Transfer, would not exceed 15% of Consolidated Assets as of the last day of the fiscal year then most recently ended, and

                                            (II)     from the Agreement Date
and ending on the date of such Transfer, would not exceed 40% of Consolidated Assets as of the close of the last day of the fiscal year then most recently ended; and

                                    (B)   the   aggregate    Operating    Income
                           Contribution Percentages of all items of Property of the Borrower and the Restricted Subsidiaries Transferred (other than in Excluded Transfers) during the period of 365 days ended on the date of such Transfer, would not exceed 20%, and any certificate contemplated by the definition of Operating Income Contribution Percentage shall have been timely delivered to the Agent in respect of such Transfer.

Section 9.3  Transactions with Affiliates.
         The Borrower covenants that it will not, and will not permit any Restricted Subsidiary to, enter into any transaction, including, without limitation, the purchase, sale or exchange of Property or the rendering of any service, with any Affiliate, except in the ordinary course of and pursuant to the reasonable requirements of the Borrower's or such Restricted Subsidiary's business and upon fair and reasonable terms no less favorable to the Borrower or such Restricted Subsidiary than would be obtained in a comparable arm's length transaction with a Person not an Affiliate.

Section 9.4  Line of Business.
         The Borrower covenants that it will not, and will not permit any Restricted Subsidiary to, engage in any business other than the businesses related to their present businesses or those that are substantially similar to their present businesses.

                                ARTICLE 10 DEFAULT
Section 10.1  Events of Default.
         Each of the following shall constitute an Event of Default, whatever the reason for such event and whether it shall be voluntary or involuntary or be effected by operation of Applicable Law or pursuant to any judgment or order of any Governmental Authority:

         (a) Default in Payment. (i) The Borrower shall fail to pay when due (whether upon demand, at maturity, by reason of acceleration or otherwise) the principal of any of the Loans, or any Reimbursement Obligation or (ii) the Borrower shall fail to pay when due any interest on any of the Loans or any of the other payment Obligations owing by the Borrower under this Agreement or any other Loan Document and in the case of this clause (ii), such failure shall continue for a period of 5 days.

         (b) Default in Performance. (i) The Borrower shall fail to perform or observe any term, covenant, condition or agreement contained in Article IX. or
(ii) the Borrower shall fail to perform or observe any term, covenant, condition or agreement contained in this Agreement or any other Loan Document to which it is a party and not otherwise mentioned in this Section and such failure shall continue for a period of 30 days after the earlier of (x) the date upon which the Borrower obtains knowledge of such failure or (y) the date upon which the Borrower has received written notice of such failure from the Agent.

         (c) Misrepresentations. Any written statement, representation or warranty made or deemed made by or on behalf of the Borrower under this Agreement or under any other Loan Document, or any amendment hereto or thereto, or in any other writing or statement at any time furnished or made or deemed made by or on behalf of the Borrower to the Agent or any Lender, shall at any time prove to have been incorrect or misleading in any material respect when furnished or made.

         (d)      Debt Cross-Default.

                  (i) The Borrower or any Subsidiary shall fail to pay when due and payable and after the expiration of any applicable grace and cure periods the principal of, or interest on, any Debt other than the Loans having an aggregate outstanding principal amount of $10,000,000 or more ("Material Debt"); or

                  (ii) the maturity of any such Material Debt shall have (x) been accelerated in accordance with the provisions of any indenture, contract or instrument evidencing, providing for the creation of or otherwise concerning such Material Debt or (y) been required to be prepaid prior to the stated maturity thereof; provided, however, this clause (y) shall not be deemed to apply to the Debt evidenced by the industrial revenue bonds described on Schedule 6.1.(g) which are supported by letters of credit issued for the account of the Borrower or American Steel & Wire Corporation; or

                  (iii) any other event shall have occurred and be continuing which, with or without the passage of time, the giving of notice, or otherwise, would permit any holder or holders of such Material Debt, any trustee or agent acting on behalf of such holder or holders or any other Person, (x) to accelerate the maturity of any such Material Debt or (y) require any such Material Debt to be prepaid prior to its stated maturity; provided, however, this clause (y) shall not be deemed to apply to the Debt evidenced by the industrial revenue bonds described on Schedule 6.1. (g) which are supported by letters of credit issued for the account of the Borrower or American Steel & Wire Corporation.

         (e) Voluntary Bankruptcy Proceeding. The Borrower or any Subsidiary shall: (i) commence a voluntary case under the Bankruptcy Code of 1978, as amended or other federal bankruptcy laws (as now or hereafter in effect); (ii) file a petition seeking to take advantage of any other Applicable Laws, domestic or foreign, relating to bankruptcy, insolvency, reorganization, winding-up, or composition or adjustment of debts; (iii) consent to, or fail to contest in a timely and appropriate manner, any petition filed against it in an involuntary case under such bankruptcy laws or other Applicable Laws or consent to any proceeding or action described in the immediately following subsection; (iv) apply for or consent to, or fail to contest in a timely and appropriate manner, the appointment of, or the taking of possession by, a receiver, custodian, trustee, or liquidator of itself or of a substantial part of its property, domestic or foreign; (v) admit in writing its inability to pay its debts as they become due; (vi) make a general assignment for the benefit of creditors; (vii) make a conveyance fraudulent as to creditors under any Applicable Law; or (viii) take any corporate or similar action for the purpose of effecting any of the foregoing.

         (f) Involuntary Bankruptcy Proceeding. A case or other proceeding shall be commenced against the Borrower or any Subsidiary in any court of competent jurisdiction seeking: (i) relief under the Bankruptcy Code of 1978, as amended or other federal bankruptcy laws (as now or hereafter in effect) or under any other Applicable Laws, domestic or foreign, relating to bankruptcy, insolvency, reorganization, winding-up, or composition or adjustment of debts; or (ii) the appointment of a trustee, receiver, custodian, liquidator or the like of such Person, or of all or any substantial part of the assets, domestic or foreign, of such Person, and such case or proceeding shall continue undismissed or unstayed for a period of 45 consecutive calendar days, or an order granting the relief requested in such case or proceeding against the Borrower or such Subsidiary (including, but not limited to, an order for relief under such Bankruptcy Code or such other federal bankruptcy laws) shall be entered

         (g) Contesting Loan Documents. The Borrower shall disavow, revoke or terminate any Loan Document to which it is a party or shall otherwise challenge or contest in any action, suit or proceeding in any court or before any Governmental Authority the validity or enforceability of any Loan Document.

         (h) Judgment. A judgment or order for the payment of money (not adequately covered by insurance as to which the insurance company has acknowledged coverage in writing) shall be entered against the Borrower or any Subsidiary by any court or other tribunal which exceeds, individually or together with all other such judgments or orders entered against the Borrower and its Subsidiaries, $10,000,000 in amount and such judgment or order shall continue for a period of 30 days without being stayed or dismissed through appropriate appellate proceedings.

         (i) Attachment. A warrant, writ of attachment, execution or similar process shall be issued against any property of the Borrower or any of its Subsidiaries which exceeds, individually or together with all other such warrants, writs, executions and processes, $10,000,000 in amount and such warrant, writ, execution or process shall not be discharged, vacated, stayed or bonded for a period of 30 days; provided, however, that if a bond has been issued in favor of the claimant or other Person obtaining such warrant, writ, execution or process, the issuer of such bond shall execute a waiver or subordination agreement in form and substance satisfactory to the Agent pursuant to which the issuer of such bond (i) subordinates its claim of reimbursement, contribution or subrogation to the Obligations if, under Applicable Law, such claim ranks prior in right of repayment to, and not pari passu with, the Obligations, and (ii) waives or subordinates any Lien it may have on the assets of the Borrower or any of its Subsidiaries.

         (j) ERISA. (i) The occurrence of any Termination Event which would result in a liability on the part of the Borrower or any ERISA Affiliate to the PBGC; (ii) the present value of all benefit liabilities under all Pension Plans shall exceed by more than $10,000,000 the current value of the assets of such Pension Plans allocable to such benefit liabilities; (iii) the occurrence of any accumulated funding deficiency (as defined in Section 302 of ERISA and Section 412 of the Code) with respect to any Pension Plan, whether or not waived; (iv) the Borrower, any Subsidiary or any other ERISA Affiliate shall fail to make any contribution or payment to any Multiemployer Plan which is required to make under any agreement relating to such Multiemployer Plan, or any Applicable Law; or (v) the Borrower, any Subsidiary or any other ERISA Affiliate shall engage in any prohibited transaction under Section 406 of ERISA or Sections 4975 of the Code for which a civil penalty pursuant to Section 502(I) of ERISA or a tax pursuant to Section 4975 of the Code may be imposed.

         (k) Loan Documents. An Event of Default (as defined therein) shall occur and be continuing under any of the other Loan Documents.

         (l) Change of Control. If (i) any Person (or two or more Persons acting in concert) shall acquire "beneficial ownership" within the meaning of Rule 13d-3 of the Securities Exchange Act of 1934, as amended, of the capital stock or securities of the Borrower representing 35% or more of the aggregate voting power of all classes of capital stock and securities of the Borrower entitled to vote for the election of directors or (ii) during any twelve-month period (commencing both before and after the Agreement Date), a majority of the Board of Directors of the Borrower shall no longer be composed of individuals (i) who were members of such Board of Directors on the first date of such period, (ii) whose election or nomination to such Board of Directors was approved by individuals referred to in clause (i) above constituting at the time of such election or nomination at least a majority of such Board of Directors or (iii) whose election or nomination to such Board of Directors was approved by individuals referred to in clauses (i) and (ii) above constituting at the time of such election or nomination at least a majority of such Board of Directors.

         (m) Dissolution. Any order, judgment or decree is entered against the Borrower or any of its Restricted Subsidiaries decreeing the dissolution or split up of the Borrower or that Restricted Subsidiary and such order remains undischarged or unstayed for a period in excess of 30 days.


         (n) Suspension of Business. The cessation or substantial curtailment of revenue producing activities of the Borrower or any Restricted Subsidiary shall occur (whether as a result of strike, lockout, labor dispute, embargo, condemnation, force majeure or otherwise) which could reasonably be expected to have a Material Adverse Effect.

Section 10.2  Remedies Upon Event of Default.
         Upon the occurrence of an Event of Default the following provisions shall apply:

         (a)      Acceleration; Termination of Facilities.

                  (i)  Automatic.  Upon the  occurrence  of an Event of  Default specified in Sections 10.1.(e) or 10.1.(f), (A)(i) the principal of, and all accrued interest on, the Loans and the Notes at the time outstanding, (ii) an amount equal to the Stated Amount of all Letters of Credit outstanding as of the date of the occurrence of the Event of Default and (iii) all of the other Obligations of the Borrower, including, but not limited to, the other amounts owed to the Lenders, the Swingline Lender and the Agent under this Agreement, the Notes or any of the other Loan Documents shall become immediately and automatically due and payable by the Borrower without presentment, demand, protest, or other notice of any kind, all of which are expressly waived by the Borrower and (B) each of the Commitments, the Swingline Commitment, the obligation of the Lenders to make Revolving Loans and Bid Rate Loans hereunder, the obligation of the Agent to issue Letters of Credit hereunder, and the obligation of the Swingline Lender to make Swingline Loans hereunder, shall immediately and automatically terminate.

                  (ii) Optional. If any other Event of Default shall have occurred and be continuing, the Requisite Lenders may direct the Agent to, and the Agent if so directed shall: (I) declare (1) the principal of, and accrued interest on, the Revolving Loans and Bid Rate Loans and the Notes at the time outstanding, (2) an amount equal to the Stated Amount of all Letters of Credit outstanding as of the date of the occurrence of the Event of Default and (3) all of the other Obligations, including, but not limited to, the other amounts owed to the Lenders and the Agent under this Agreement, the Notes or any of the other Loan Documents to be forthwith due and payable, whereupon the same shall immediately become due and payable without presentment, demand, protest or other notice of any kind, all of which are expressly waived by the Borrower and (II) terminate the Commitments, the obligation of the Lenders to make Revolving Loans and Bid Rate Loans hereunder and the obligation of the Agent to issue Letters of Credit hereunder. Further, if the Requisite Lenders have exercised any of their rights under the preceding sentence, the Swingline Lender may:
         (x) declare the principal of, and accrued interest on, the Swingline Loans and the Swingline Note at the time outstanding, and all of the other Obligations owing to the Swingline Lender, to be forthwith due and payable, whereupon the same shall immediately become due and payable without presentment, demand, protest or other notice of any kind, all of which are expressly waived by the Borrower and (y) terminate the Swingline Commitment and the obligation of the Swingline Lender to make Swingline Loans.

         (b) Loan Documents. The Requisite Lenders may direct the Agent to, and the Agent if so directed shall, exercise any and all of its rights under any and all of the other Loan Documents.


         (c) Applicable Law. The Requisite Lenders may direct the Agent to, and the Agent if so directed shall, exercise all other rights and remedies it may have under any Applicable Law.


         (d) Appointment of Receiver. To the extent permitted by Applicable Law, the Agent and the Lenders shall be entitled to the appointment of a receiver for the assets and properties of the Borrower and its Subsidiaries, without notice of any kind whatsoever and without regard to the adequacy of any security for the Obligations or the solvency of any party bound for its payment, to take possession of all or any portion of the business operations of the Borrower and its Subsidiaries and to exercise such power as the court shall confer upon such receiver.

Section 10.3  Allocation of Proceeds.
         If an Event of Default shall have occurred and be continuing and the maturity of the Notes has been accelerated, all payments received by the Agent under any of the Loan Documents, in respect of any principal of or interest on the Obligations or any other amounts payable by the Borrower hereunder or thereunder, shall be applied by the Agent in the following order and priority:

                  (a) amounts due to the Agent and the Lenders in respect of Fees and expenses due under Section 12.2.;

                  (b) payments of interest on Loans and Reimbursement Obligations, to be applied for the ratable benefit of the Lenders (with amounts payable in respect of Swingline Loans being included in such calculation and paid to the Swingline Lender);

                  (c) payments of principal of Loans and Reimbursement Obligations, to be applied for the ratable benefit of the Lenders (with amounts payable in respect of Swingline Loans being included in such calculation and paid to the Swingline Lender);

                  (d) payments of cash amounts to the Agent in respect of outstanding Letters of Credit pursuant to Section 2.13.;

                  (e) amounts due to the Agent and the Lenders pursuant to Sections 11.6. and 12.11.;

                  (f) payments of all other amounts due under any of the Loan Documents, if any, to be applied for the ratable benefit of the Lenders; and

                  (g) any amount remaining after application as provided above, shall be paid to the Borrower or whomever else may be legally entitled thereto.

Section 10.4  Performance by Agent.
         If the Borrower shall fail to perform any covenant, duty or agreement contained in any of the Loan Documents, the Agent may perform or attempt to perform such covenant, duty or agreement on behalf of the Borrower after the expiration of any cure or grace periods set forth herein. In such event, the Borrower shall, at the request of the Agent, promptly pay any amount reasonably expended by the Agent in such performance or attempted performance to the Agent, together with interest thereon at the applicable Post-Default Rate from the date of such expenditure until paid. Notwithstanding the foregoing, neither the Agent nor any Lender shall have any liability or responsibility whatsoever for the performance of any obligation of the Borrower under this Agreement or any other Loan Document.

Section 10.5  Rights Cumulative.
         The rights and remedies of the Agent and the Lenders under this Agreement and each of the other Loan Documents shall be cumulative and not exclusive of any rights or remedies which any of them may otherwise have under Applicable Law. In exercising their respective rights and remedies the Agent and the Lenders may be selective and no failure or delay by the Agent or any of the Lenders in exercising any right shall operate as a waiver of it, nor shall any single or partial exercise of any power or right preclude its other or further exercise or the exercise of any other power or right.

Section 10.6  Recision of Acceleration by Requisite Lenders.
         If at any time after acceleration of the maturity of the Obligations, the Borrower shall pay all arrears of interest and all payments on account of principal of the Obligations which shall have become due otherwise than by acceleration (with interest on principal and, to the extent permitted by Applicable Law, on overdue interest, at the rates specified in this Agreement) and all Events of Default and Defaults (other than nonpayment of principal of and accrued interest on the Obligations due and payable solely by virtue of acceleration) shall be remedied or waived to the satisfaction of the Requisite Lenders, then by written notice to the Borrower, the Requisite Lenders may elect, in the sole discretion of such Requisite Lenders, to rescind and annul the acceleration and its consequences; but such action shall not affect any subsequent Default or Event of Default or impair any right or remedy consequent thereon. The provisions of the preceding sentence are intended merely to bind the Lenders to a decision which may be made at the election of the Requisite Lenders; they are not intended to benefit the Borrower and do not give the Borrower the right to require the Lenders to rescind or annul any acceleration hereunder, even if the conditions set forth herein are satisfied.

                              ARTICLE 11 THE AGENT
Section 11.1  Authorization and Action.
         Each Lender hereby appoints and authorizes the Agent to take such action as agent on such Lender's behalf and to exercise such powers under this Agreement and the other Loan Documents as are specifically delegated to the Agent by the terms and thereof, together with such powers as are reasonably incidental thereto. The relationship between the Agent and the Lenders shall be that of principal and agent only and nothing herein shall be construed to deem the Agent a trustee or fiduciary for any Lender nor to impose on the Agent duties or obligations other than those expressly provided for herein. At the request of a Lender, the Agent will forward to each Lender copies or, where appropriate, originals of the documents delivered to the Agent pursuant to this Agreement or the other Loan Documents. The Agent will also furnish to any Lender, upon the request of such Lender, a copy of any certificate or notice furnished to the Agent by the Borrower, any Subsidiary or any other Affiliate of the Borrower, pursuant to this Agreement or any other Loan Document not already delivered to such Lender pursuant to the terms of this Agreement or any such other Loan Document. As to any matters not expressly provided for by the Loan Documents (including, without limitation, enforcement or collection of any of the Obligations), the Agent shall not be required to exercise any discretion or take any action, but shall be required to act or to refrain from acting (and shall be fully protected in so acting or refraining from acting) upon the instructions of the Requisite Lenders, and such instructions shall be binding upon all Lenders and all holders of any of the Obligations; provided, however, that, notwithstanding anything in this Agreement to the contrary, the Agent shall not be required to take any action which exposes the Agent to personal liability or which is contrary to this Agreement or any other Loan Document or Applicable Law. Not in limitation of the foregoing, the Agent shall not exercise any right or remedy it or the Lenders may have under any Loan Document upon the occurrence of a Default or an Event of Default unless the Requisite Lenders have so directed the Agent to exercise such right or remedy.

Section 11.2  Agent's Reliance, Etc.
         Neither the Agent nor any of its directors, officers, agents, employees or counsel shall be liable for any action taken or omitted to be taken by it or them under or in connection with this Agreement, except for its or their own gross negligence or willful misconduct. Without limiting the generality of the foregoing, the Agent: (a) may treat the payee of any Note as the holder thereof until the Agent receives written notice of the assignment or transfer thereof signed by such payee and in form satisfactory to the Agent; (b) may consult with legal counsel (including its own counsel or counsel for the Borrower), independent public accountants and other experts selected by it and shall not be liable for any action taken or omitted to be taken in good faith by it in accordance with the advice of such counsel, accountants or experts; (c) makes no warranty or representation to any Lender or any other Person and shall not be responsible to any Lender or any other Person for any statements, warranties or representations made by any Person in or in connection with this Agreement or any other Loan Document; (d) shall not have any duty to ascertain or to inquire as to the performance or observance of any of the terms, covenants or conditions of any of this Agreement or any other Loan Document or the satisfaction of any conditions precedent under this Agreement or any Loan Document on the part of the Borrower or other Persons or inspect the property, books or records of the Borrower or any other Person; (e) shall not be responsible to any Lender for the due execution, legality, validity, enforceability, genuineness, sufficiency or value of this Agreement or any other Loan Document, any other instrument or document furnished pursuant thereto or any collateral covered thereby or the perfection or priority of any Lien in favor of the Agent on behalf of the Lenders in any such collateral; and (f) shall incur no liability under or in respect of this Agreement or any other Loan Document by acting upon any notice, consent, certificate or other instrument or writing (which may be by telephone or telecopy) believed by it to be genuine and signed, sent or given by the proper party or parties.

Section 11.3  Notice of Defaults.
         The Agent shall not be deemed to have knowledge or notice of the occurrence of a Default or Event of Default unless the Agent has received notice from a Lender or the Borrower referring to this Agreement, describing with reasonable specificity such Default or Event of Default and stating that such notice is a "notice of default." If any Lender becomes aware of any Default or Event of Default, it shall promptly send to the Agent such a "notice of default." Further, if the Agent receives such a "notice of default", the Agent shall give prompt notice thereof to the Lenders.

Section 11.4 NationsBank as Lender.
         NationsBank, as a Lender, shall have the same rights and powers under this Agreement and any other Loan Document as any other Lender and may exercise the same as though it were not the Agent; and the term "Lender" or "Lenders" shall, unless otherwise expressly indicated, include NationsBank in each case in its individual capacity. NationsBank and its Affiliates may each accept deposits from, maintain deposits or credit balances for, invest in, lend money to, act as trustee under indentures of, serve as financial advisor to, and generally engage in any kind of business with the Borrower, any Subsidiary or any other Affiliate thereof as if it were any other bank and without any duty to account therefor to the other Lenders. Further, the Agent and any Affiliate may accept fees and other consideration from the Borrower for services in connection with this Agreement and otherwise without having to account for the same to the other Lenders.

Section 11.5  Lender Credit Decision, Etc.
         Each Lender expressly acknowledges and agrees that neither the Agent nor any of its officers, directors, employees, agents, counsel, attorneys-in-fact or other Affiliates has made any representations or warranties as to the financial condition, operations, creditworthiness, solvency or other information concerning the business or affairs of the Borrower, any Subsidiary or other Person to such Lender and that no act by the Agent hereinafter taken, including any review of the affairs of the Borrower, shall be deemed to constitute any such representation or warranty by the Agent to any Lender. Each Lender acknowledges that it has, independently and without reliance upon the Agent, any other Lender or counsel to the Agent, or any of their respective officers, directors, employees and agents, and based on the financial statements of the Borrower, the Subsidiaries or any other Affiliate thereof, and inquiries of such Persons, its independent due diligence of the business and affairs of the Borrower, the Subsidiaries and other Persons, its review of the Loan Documents, the legal opinions required to be delivered to it hereunder, the advice of its own counsel and such other documents and information as it has deemed appropriate, made its own credit and legal analysis and decision to enter into this Agreement and the transaction contemplated hereby. Each Lender also acknowledges that it will, independently and without reliance upon the Agent, any other Lender or counsel to the Agent or any of their respective officers, directors, employees and agents, and based on such review, advice, documents and information as it shall deem appropriate at the time, continue to make its own decisions in taking or not taking action under the Loan Documents. Except for notices, reports and other documents expressly required to be furnished to the Lenders by the Agent hereunder, the Agent shall have no duty or responsibility to provide any Lender with any credit or other information concerning the business, operations, property, financial and other condition or creditworthiness of the Borrower, any Subsidiary or any other Affiliate thereof which may come into possession of the Agent or any of its officers, directors, employees, agents, attorneys-in-fact or other Affiliates.

Section 11.6  Indemnification of Agent.
         Each Lender agrees to indemnify the Agent (to the extent not reimbursed by the Borrower and without limiting the obligation of the Borrower to do so) pro rata in accordance with such Lender's respective Commitment Percentage, from and against any and all liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses or disbursements of any kind or nature whatsoever which may at any time be imposed on, incurred by, or asserted against the Agent in any way relating to or arising out of the Loan Documents, any transaction contemplated hereby or thereby or any action taken or omitted by the Agent under the Loan Documents; provided, however, that no Lender shall be liable for any portion of such liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses or disbursements to the extent resulting from the Agent's gross negligence or willful misconduct or if the Agent fails to follow the written direction of the Requisite Lenders unless such failure is pursuant to the advice of counsel of which the Lenders have received notice. Without limiting the generality of the foregoing, each Lender agrees to reimburse the Agent promptly upon demand for its ratable share of any out-of-pocket expenses (including counsel fees of the counsel of the Agent's own choosing) incurred by the Agent in connection with the preparation, execution, administration, or enforcement of, or legal advice with respect to the rights or responsibilities of the parties under, the Loan Documents, any suit or action brought by the Agent to enforce the terms of the Loan Documents and/or collect any Obligations, any "lender liability" suit or claim brought against the Agent and/or the Lenders, and any claim or suit brought against the Agent and/or the Lenders arising under any Environmental Laws, to the extent that the Agent is not reimbursed for such expenses by the Borrower. Such out-of-pocket expenses (including counsel fees) shall be advanced by the Lenders on the request of the Agent notwithstanding any claim or assertion that the Agent is not entitled to indemnification hereunder upon receipt of an undertaking by the Agent that the Agent will reimburse the Lenders if it is actually and finally determined by a court of competent jurisdiction that the Agent is not so entitled to indemnification. The agreements in this Section shall survive the payment of the Loans and all other amounts payable hereunder or under the other Loan Documents and the termination of this Agreement.

Section 11.7  Successor Agent.
         The Agent may resign at any time as Agent under the Loan Documents by giving written notice thereof to the Lenders and the Borrower. Upon any such resignation, the Requisite Lenders shall have the right to appoint a successor Agent. If no successor Agent shall have been so appointed by the Requisite Lenders, and shall have accepted such appointment, within 30 days after the resigning Agent's giving of notice of resignation, then the resigning Agent may, on behalf of the Lenders, appoint a successor Agent, which shall be a Lender, if any Lender shall be willing to serve, and otherwise shall be a commercial bank having combined capital and surplus of at least $1,000,000,000. Upon the acceptance of any appointment as Agent hereunder by a successor Agent, such successor Agent shall thereupon succeed to and become vested with all the rights, powers, privileges and duties of the resigning Agent, and the retiring Agent shall be discharged from its duties and obligations under the Loan Documents. After any resigning Agent's resignation hereunder as Agent, the provisions of this Article XI. shall inure to its benefit as to any actions taken or omitted to be taken by it while it was Agent under the Loan Documents.

Section 11.8  Co-Agents.
         Each Co-Agent in its capacity as a Co-Agent, assumes no responsibility or obligation hereunder, including, without limitation, for servicing, syndication, documentation, enforcement or collection of any of the Loans, nor any duties as agent hereunder for the Lenders. The title of Co-Agent is solely honorific and implies no fiduciary responsibility on the part of either Co-Agent, in its capacity as such, to the Agent, the Borrower or any Lender and the use of such title does not impose on either Co-Agent any duties or obligations greater than those of any other Lender or entitle either Co-Agent to any rights other than those to which any other Lender is entitled.

                            ARTICLE 12 MISCELLANEOUS
Section 12.1 Notices.
         Unless otherwise provided herein, communications provided for hereunder shall be in writing and shall be mailed, telecopied or delivered as follows:

         If to the Borrower:

                  1000 Urban Center Parkway, Suite 300
                  Birmingham, Alabama 35242
                  Attention:  Chief Financial Officer
                  Telecopy Number:         (205) 970-1352
                  Telephone Number:        (205) 970-1200

         If to the Agent:

                  600 Peachtree Street, N.E., 21st Floor
                  Atlanta, Georgia 30308
                  Attention:  Corporate Finance
                  Telecopy Number:         (404) 607-6484
                  Telephone Number:        (404) 607-5539

         If to a Lender:

                  To such Lender's address or telecopy number, as applicable, set forth on its signature page hereto or in the applicable Assignment and Acceptance Agreement.

or, as to each party at such other address as shall be designated by such party in a written notice to the other parties delivered in compliance with this Section. All such notices and other communications shall be effective (i) if mailed, when received; (ii) if telecopied, when transmitted; or (iii) if hand delivered, when delivered. Notwithstanding the immediately preceding sentence, all notices or communications to the Agent or any Lender under Articles II. shall be effective only when actually received. Neither the Agent nor any Lender shall incur any liability to the Borrower (nor shall the Agent incur any liability to the Lenders) for acting upon any telephonic notice referred to in this Agreement which the Agent or such Lender, as the case may be, believes in good faith to have been given by a Person authorized to deliver such notice or for otherwise acting in good faith under hereunder.

Section 12.2  Expenses.
         The Borrower agrees (a) to pay or reimburse the Agent for all of its reasonable out-of-pocket costs and expenses incurred in connection with the preparation, negotiation and execution of, and any amendment, supplement or modification to, any of the Loan Documents (including due diligence expenses and travel expenses relating to closing), and the consummation of the transactions contemplated thereby, including the reasonable fees and disbursements of counsel to the Agent, (b) to pay or reimburse the Agent and the Lenders for all their costs and expenses incurred in connection with the enforcement or preservation of any rights under the Loan Documents, including the reasonable fees and disbursements of their respective counsel (including the allocated fees and expenses of in-house counsel) and any payments in indemnification or otherwise payable by the Lenders to the Agent pursuant to the Loan Documents, (c) to pay, indemnify and hold the Agent and the Lenders harmless from any and all recording and filing fees and any and all liabilities with respect to, or resulting from any failure to pay or delay in paying, documentary, stamp, excise and other similar taxes, if any, which may be payable or determined to be payable in connection with the execution and delivery of any of the Loan Documents, or consummation of any amendment, supplement or modification of, or any waiver or consent under or in respect of, any Loan Document and (d) to the extent not already covered by any of the preceding subsections, to pay or reimburse the Agent and the Lenders for all their costs and expenses incurred in connection with any bankruptcy or other proceeding of the type described in Sections 10.1.(e) or 10.1.(f), including the reasonable fees and disbursements of counsel to the Agent and any Lender, whether such fees and expenses are incurred prior to, during or after the commencement of such proceeding or the confirmation or conclusion of any such proceeding.

Section 12.3  Setoff.
         Each of the Agent and the Lenders hereby waives any right of set-off or banker's lien which it may have by way of contract or under Applicable Law with respect to any deposits (whether general or special, and including indebtedness evidenced by certificates of deposit) maintained by the Borrower with the Agent or such Lender. Further, a Participant by acquiring a participating interest as contemplated by Section 12.5.(c), shall be deemed to have waived any right of set-off or banker's lien which it may have by way of contract or under Applicable Law with respect to any such deposits maintained by the Borrower with such Participant. Notwithstanding the foregoing, the Borrower agrees that immediately upon the termination of all documents, instruments and agreements to which the Borrower is subject which contain prohibitions on the existence of rights of set-off and banker's liens in favor of the Agent and the Lenders, and without any further action on the part of any Person, the Agent and each Lender shall again have all rights of set-off and banker's liens to which they are entitled under Applicable Law and shall be authorized, at any time or from time to time during the continuance of an Event of Default, without notice to the Borrower or to any other Person, any such notice being hereby expressly waived, to set-off and to appropriate and to apply any and all deposits (general or special, including, but not limited to, indebtedness evidenced by certificates of deposit, whether matured or unmatured) and any other indebtedness at any time held or owing by the Agent, such Lender or any affiliate of such the Agent or such Lender, to or for the credit or the account of the Borrower against and on account of any of the Obligations, irrespective of whether or not the Requisite Lenders shall have declared any or all of the Loans and all other Obligations to be due and payable as permitted by Section 10.2., and although such obligations shall be contingent or unmatured.

Section 12.4  Litigation; Jurisdiction; Other Matters; Waivers.
         (a) EACH PARTY HERETO ACKNOWLEDGES THAT ANY DISPUTE OR CONTROVERSY BETWEEN OR AMONG THE BORROWER, THE AGENT OR ANY OF THE LENDERS WOULD BE BASED ON DIFFICULT AND COMPLEX ISSUES OF LAW AND FACT AND WOULD RESULT IN DELAY AND EXPENSE TO THE PARTIES. ACCORDINGLY, TO THE EXTENT PERMITTED BY APPLICABLE LAW, EACH OF THE LENDERS, THE AGENT AND THE BORROWER HEREBY WAIVES ITS RIGHT TO A TRIAL BY JURY IN ANY ACTION OR PROCEEDING OF ANY KIND OR NATURE IN ANY COURT OR TRIBUNAL IN WHICH AN ACTION MAY BE COMMENCED BY OR AGAINST ANY PARTY HERETO ARISING OUT OF THIS AGREEMENT, THE NOTES, OR ANY OTHER LOAN DOCUMENT.

         (b) EACH OF THE BORROWER, THE AGENT AND EACH LENDER HEREBY AGREES THAT THE FEDERAL DISTRICT COURT OF THE NORTHERN DISTRICT OF GEORGIA OR, AT THE OPTION OF THE AGENT, ANY STATE COURT LOCATED IN FULTON COUNTY, GEORGIA, SHALL HAVE JURISDICTION TO HEAR AND DETERMINE ANY CLAIMS OR DISPUTES BETWEEN OR AMONG THE BORROWER, THE AGENT OR ANY OF THE LENDERS, PERTAINING DIRECTLY OR INDIRECTLY TO THIS AGREEMENT, THE LOANS AND LETTERS OF CREDIT, THE NOTES OR ANY OTHER LOAN DOCUMENT OR TO ANY MATTER ARISING HEREFROM OR THEREFROM. THE BORROWER AND EACH OF THE LENDERS EXPRESSLY SUBMITS AND CONSENTS IN ADVANCE TO SUCH JURISDICTION IN THE STATE OF GEORGIA IN ANY ACTION OR PROCEEDING COMMENCED IN SUCH COURTS. THE BORROWER HEREBY WAIVES PERSONAL SERVICE OF THE SUMMONS AND COMPLAINT, OR OTHER PROCESS OR PAPERS ISSUED THEREIN, AND AGREES THAT SERVICE OF SUCH SUMMONS AND COMPLAINT, OR OTHER PROCESS OR PAPERS MAY BE MADE BY REGISTERED OR CERTIFIED MAIL ADDRESSED TO THE BORROWER AT ITS ADDRESS FOR NOTICES PROVIDED FOR HEREIN.

         (c) THE BORROWER, THE AGENT AND THE LENDERS EXPRESSLY ACKNOWLEDGE AND AGREE THAT (i) NONE OF THIS AGREEMENT NOR ANY OF THE OTHER LOAN DOCUMENTS, WERE OR WILL BE MADE OR ENTERED INTO IN THE STATE OF ALABAMA, (ii) NONE OF THE OBLIGATIONS OF ANY PARTY TO THIS AGREEMENT OR ANY OF THE OTHER LOAN DOCUMENTS ARE TO BE PERFORMED IN THE STATE OF ALABAMA, AND (iii) THE TRANSACTIONS CONTEMPLATED BY THIS AGREEMENT AND THE OTHER LOAN DOCUMENTS ARE TRANSACTIONS IN INTERSTATE COMMERCE WITHIN THE MEANING OF THE APPLICABLE PROVISIONS OF THE CONSTITUTION OF THE UNITED STATES OF AMERICA. IN THE EVENT THAT, NOTWITHSTANDING THE FOREGOING, ANY COURT OF COMPETENT JURISDICTION SHOULD REACH A CONTRARY CONCLUSION, THE BORROWER HEREBY EXPRESSLY WAIVES, DISCLAIMS AND AGREES NOT TO ASSERT OR OTHERWISE SEEK TO INVOKE ANY RIGHT, REMEDY OR OPTION THE BORROWER MAY HAVE IN CONNECTION WITH THIS AGREEMENT OR ANY OF THE RELATED DOCUMENTS UNDER OR AS A RESULT OF ANY APPLICABLE LAW OF THE STATE OF ALABAMA, INCLUDING WITHOUT LIMITATION SECTION 10-2B-15.02 OF THE CODE OF ALABAMA, 1975, RELATING TO THE TRANSACTING OF INTRASTATE BUSINESS BY CORPORATIONS NOT QUALIFIED TO DO BUSINESS IN THE STATE

OF ALABAMA.

         (d) EACH PARTY FURTHER WAIVES ANY OBJECTION THAT IT MAY NOW OR HEREAFTER HAVE TO THE VENUE OF ANY SUCH ACTION OR PROCEEDING IN ANY SUCH COURT OR THAT SUCH ACTION OR PROCEEDING WAS BROUGHT IN AN INCONVENIENT FORUM AND EACH AGREES NOT TO PLEAD OR CLAIM THE SAME.

         (e) THE CHOICE OF FORUM SET FORTH IN THIS SECTION SHALL NOT BE DEEMED TO PRECLUDE THE BRINGING OF ANY ACTION BY THE AGENT, ANY LENDER OR THE BORROWER, OR THE ENFORCEMENT BY THE AGENT, ANY LENDER OR THE BORROWER OF ANY JUDGMENT OBTAINED IN SUCH FORUM IN ANY OTHER APPROPRIATE JURISDICTION.

         (f) THE FOREGOING WAIVERS HAVE BEEN MADE WITH THE ADVICE OF COUNSEL AND WITH A FULL UNDERSTANDING OF THE LEGAL CONSEQUENCES THEREOF, AND SHALL SURVIVE THE PAYMENT OF THE LOANS AND ALL OTHER AMOUNTS PAYABLE HEREUNDER OR UNDER THE OTHER LOAN DOCUMENTS AND THE TERMINATION OF THIS AGREEMENT.

Section 12.5  Successors and Assigns.
         (a) The provisions of this Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective successors and assigns, except that the Borrower may not assign or otherwise transfer any of its rights under this Agreement without the prior written consent of all Lenders.

         (b) Any Lender may make, carry or transfer Loans at, to or for the account of, any of its branch offices or the office of an affiliate of such Lender except to the extent such transfer would result in increased costs to the Borrower.

         (c) Any Lender may at any time grant to one or more banks or other financial institutions (each a "Participant") participating interests in its Commitment or the Obligations owing to such Lender; provided, however, any such participating interest must be for a constant and not a varying percentage interest. No Participant shall have any rights or benefits under this Agreement or any other Loan Document. In the event of any such grant by a Lender of a participating interest to a Participant, such Lender shall remain responsible for the performance of its obligations hereunder, and the Borrower and the Agent shall continue to deal solely and directly with such Lender in connection with such Lender's rights and obligations under this Agreement. Any agreement pursuant to which any Lender may grant such a participating interest shall provide that such Lender shall retain the sole right and responsibility to enforce the obligations of the Borrower hereunder including, without limitation, the right to approve any amendment, modification or waiver of any provision of this Agreement; provided, however, such Lender may agree with the Participant that it will not, without the consent of the Participant, agree to (i) increase, or extend the term or extend the time or waive any requirement for the reduction or termination of, such Lender's Commitment, (ii) extend the date fixed for the payment of principal of or interest on the Loans or portions thereof owing to such Lender, (iii) reduce the amount of any such payment of principal, or (iv) reduce the rate at which interest is payable thereon. An assignment or other transfer which is not permitted by subsection (d) or (e) below shall be given effect for purposes of this Agreement only to the extent of a participating interest granted in accordance with this subsection (c). The selling Lender shall notify the Agent and the Borrower of the sale of any participation hereunder (other than the sale of a participation in any Bid Rate Loan) and the terms thereof.

         (d) Any Lender may with the prior written consent of the Agent and, so long as no Default or Event of Default shall have accrued and be continuing, the Borrower, (which consent, in each case, shall not be unreasonably withheld) assign to one or more banks or other financial institutions (each an "Assignee") all or a portion of its Commitment and its other rights and obligations under this Agreement and the Notes; provided, however, (i) no such consent by the Borrower or the Agent shall be required in the case of any assignment to another Lender or any affiliate of such Lender or another Lender; (ii) any partial assignment shall be in an amount at least equal to $5,000,000 and integral multiples of $1,000,000 in excess thereof; (iii) each such assignment shall be for a constant and not a varying percentage and (iv) each such assignment shall be effected by means of an Assignment and Acceptance Agreement. Upon execution and delivery of such instrument and payment by such Assignee to such transferor Lender of an amount equal to the purchase price agreed between such transferor Lender and such Assignee, such Assignee shall be deemed to be a Lender party to this Agreement as of the effective date of the Assignment and Acceptance Agreement and shall have all the rights and obligations of a Lender with a Commitment as set forth in such Assignment and Acceptance Agreement, and the transferor Lender shall be released from its obligations hereunder to a corresponding extent, and no further consent or action by any party shall be required. Upon the consummation of any assignment pursuant to this subsection
(d), the transferor Lender, the Agent and the Borrower shall make appropriate arrangements so that new Notes are issued to the Assignee and such transferor Lender, as appropriate. In connection with any such assignment, the transferor Lender shall pay to the Agent an administrative fee for processing such assignment in the amount of $3,500.

         (e) The Agent shall maintain at the Principal Office a copy of each Assignment and Acceptance Agreement delivered to and accepted by it and a register for the recordation of the names and addresses of the Lenders and the Commitments of each Lender from time to time (the "Register"). The Agent shall give each Lender and the Borrower notice of the assignment by any Lender of its rights as contemplated by this Section. The Borrower, the Agent and the Lenders may treat each Person whose name is recorded in the Register as a Lender hereunder for all purposes of this Agreement. The Register and copies of each Assignment and Acceptance Agreement shall be available for inspection by the Borrower or any Lender at any reasonable time and from time to time upon reasonable prior notice to the Agent. Upon its receipt of an Assignment and Acceptance Agreement executed by an assigning Lender, together with each Note subject to such assignment (the "Surrendered Note"), the Agent shall, if such Assignment and Acceptance Agreement has been completed and if the Agent receives the processing and recording fee described in subsection (d) above, (i) accept such Assignment and Acceptance Agreement, (ii) record the information contained therein in the Register, and (iii) give prompt notice thereof to the Borrower.

         (f) In addition to the assignments and participations permitted under the foregoing provisions of this Section, any Lender may assign and pledge all or any portion of its Loans and its Notes to any Federal Reserve Bank as collateral security pursuant to Regulation A and any Operating Circular issued by such Federal Reserve Bank, and such Loans and Notes shall be fully transferable as provided therein. No such assignment shall release the assigning Lender from its obligations hereunder.

         (g) A Lender may furnish any information concerning the Borrower or any of its Subsidiaries in the possession of such Lender from time to time to Assignees and Participants (including prospective Assignees and Participants) so long as such Persons agree to keep such information confidential as provided in
Section 12.10.

         (h) Anything in this Section to the contrary notwithstanding, no Lender may assign or participate any interest in any Loan held by it hereunder to the Borrower or any of its Affiliates or Subsidiaries.

         (i) Each Lender agrees that, without the prior written consent of the Borrower and the Agent, it will not make any assignment hereunder in any manner or under any circumstances that would require registration or qualification of, or filings in respect of, any Loan or Note under the Securities Act or any other securities laws United States of America or of any other jurisdiction.

Section 12.6  Amendments.
         Except as otherwise expressly provided in this Agreement, any consent or approval required or permitted by this Agreement or in any Loan Document to be given by the Lenders may be given, and any term of this Agreement or of any other Loan Document may be amended, and the performance or observance by the Borrower or any Subsidiary of any terms of this Agreement or such other Loan Document or the continuance of any Default or Event of Default may be waived (either generally or in a particular instance and either retroactively or prospectively) with, but only with, the written consent of the Requisite Lenders (and, in the case of an amendment to any Loan Document, the written consent of the Borrower). Notwithstanding the foregoing, no amendment, waiver or consent shall, unless in writing, and signed by all of the Lenders (or by the Agent at the written direction of all of the Lenders), do any of the following: (a) increase the Commitments of the Lenders or subject the Lenders to any additional obligations; (b) reduce the principal of, or interest rates that have accrued or that will be charged on the outstanding principal amount of, any Loans or other Obligations; (c) reduce the amount of any Fees payable hereunder; (d) postpone any date fixed for any payment of any principal of, interest on, or Fees with respect to, any Loans or any other Obligations; (e) change the Commitment Percentages; (f) amend this Section or amend the definitions of the terms used in this Agreement or the other Loan Documents insofar as such definitions affect the substance of this Section or (g) modify the definition of the term "Requisite Lenders" or modify in any other manner the number or percentage of the Lenders required to make any determinations or waive any rights hereunder or to modify any provision hereof. Any amendment, waiver or consent relating to
Section 2.4. or the obligations of the Swingline Lender or the Borrower with respect thereto shall require only the written consent of the Swingline Lender and the Borrower. Further, no amendment, waiver or consent unless in writing and signed by the Agent, in addition to the Lenders required hereinabove to take such action, shall affect the rights or duties of the Agent under this Agreement or any of the other Loan Documents. No waiver shall extend to or affect any obligation not expressly waived or impair any right consequent thereon and any amendment, waiver or consent shall be effective only in the specific instance and for the specific purpose set forth therein. No course of dealing or delay or omission on the part of the Agent or any Lender in exercising any right shall operate as a waiver thereof or otherwise be prejudicial thereto. Except as otherwise explicitly provided for herein or in any other Loan Document, no notice to or demand upon the Borrower shall entitle the Borrower to other or further notice or demand in similar or other circumstances.

Section 12.7  Removal of Lenders.
         If (a) a Lender  requests  compensation  pursuant to Section  3.12.  or
Section 4.1. and the Requisite Lenders are not also doing the same, (b) the obligation of a Lender to make LIBOR Loans or to Continue, or to Convert Base Rate Loans into, LIBOR Loans shall be suspended pursuant to Section 4.1.(b),
Section 4.2. or Section 4.3. but the obligation of the Requisite Lenders shall not have been suspended under such Sections, or (c) any Lender refuses or otherwise fails to consent to any waiver, amendment or other modification of any Loan Document which (i) requires the unanimous written consent of all Lenders under Section 12.6. and (ii) has been approved in writing by the Requisite Lenders, then, so long as there does not then exist any Default or Event of Default, the Borrower may either (A) demand that such Lender (the "Affected Lender"), and upon such demand the Affected Lender shall promptly, assign its Commitment and all of its Loans to another financial institution subject to and in accordance with the provisions of Section 12.5.(d) for a purchase price equal to the aggregate principal balance of Loans then owing to the Affected Lender plus any accrued but unpaid interest thereon, accrued but unpaid Fees owing to the Affected Lender and any amounts owing the Affected Lender under Section 4.4., or (B) pay to the Affected Lender the aggregate principal balance of Loans then owing to the Affected Lender plus any accrued but unpaid interest thereon, accrued but unpaid Fees owing to the Affected Lender and any amounts owing the Affected Lender under Section 4.4., whereupon the Affected Lender shall no longer be a party hereto or have any rights or obligations hereunder or under any of the other Loan Documents. Each of the Agent and the Affected Lender shall reasonably cooperate in effectuating the replacement of an Affected Lender under this Section, but at no time shall the Agent or the Affected Lender be obligated in any way whatsoever to initiate any such replacement. The exercise by the Borrower of its rights under this Section shall be at the Borrower's sole cost and expenses and at no cost or expense to the Agent, the Affected Lender or any of the other Lenders. The terms of this Section shall not in any way limit the Borrower's obligation to pay to any Affected Lender compensation owing to such Affected Lender pursuant to Section 3.12. or Section 4.1.

Section 12.8  Designation of Subsidiaries.
         (a) Right of Designation. Subject to the satisfaction of the requirements of subsection (c) below, the Borrower shall have the right to designate each Subsidiary as a Restricted Subsidiary or an Unrestricted Subsidiary by delivering to the Agent and each of the Lenders a writing, signed by the Chairman, the Vice Chairman, the President or a Vice President of the Borrower, so designating such Subsidiary within 30 days of the acquisition by the Borrower or any Restricted Subsidiary of the necessary percentages of Voting Stock and other equity interests of such Subsidiary as set forth in the definition of Restricted Subsidiary. Any such Subsidiary not so designated within such 30-day period shall be deemed, on and after such date and without any further action by the Borrower, the Agent or any of the Lenders, to have been designated by the Borrower as a Restricted Subsidiary. Each Subsidiary designated as a Restricted Subsidiary in Schedule 6.1.(b) shall, so long as it shall continue to satisfy the requirements of the definition of Restricted Subsidiary, be a Restricted Subsidiary on and after the Agreement Date and all other Subsidiaries, if any, listed in such Schedule shall, subject to the immediately following subsection (b), be Unrestricted Subsidiaries on and after the Agreement Date.

         (b) Right of Redesignation. Subject to the satisfaction of the requirements of the immediately following subsection (c), the Borrower may at any time designate

                  (i)      any Unrestricted Subsidiary as a Restricted
Subsidiary, or

                  (ii)     any Restricted Subsidiary as an Unrestricted
Subsidiary,

by delivering a written notice to such effect, signed by the Chairman, the Vice Chairman, the President or a Vice President of the Borrower, to the Agent and the Lenders.

         (c)      Designation Criteria.

                  (i) No Subsidiary shall at any time be designated as a Restricted Subsidiary unless:

                           (1)      such Subsidiary at such time meets all of
the requirements of a Restricted Subsidiary as set forth in the definition thereof;

                           (2) immediately before and after, and after giving effect to such designation, and assuming that all obligations and liabilities of, and all Liens on the Property of, such Subsidiary being so designated were incurred contemporaneously with such designation, no Default or Event of Default exists or would exist; and

                           (3)      such Subsidiary shall not previously have
been designated (not including any designation pursuant to the immediately preceding subsection (a)) pursuant to this Section more than once;

                  (ii) No Subsidiary shall at any time be designated as an Unrestricted Subsidiary unless:

                           (1)      immediately before and after, and after
giving effect to such designation, no Default or Event of Default exists or would exist;

                           (2)      such Subsidiary shall not previously have
been designated (not including any designation pursuant to the immediately preceding subsection (a)) pursuant to this Section more than once; and

                           (3)      such Subsidiary at such time meets all of
the requirements of an Unrestricted Subsidiary as set forth in the definition thereof.

Section 12.9  Nonliability of Agent and Lenders.
         The relationship between the Borrower and the Lenders and the Agent shall be solely that of borrower and lender. Neither the Agent nor any Lender shall have any fiduciary responsibilities to the Borrower. Neither the Agent nor any Lender undertakes any responsibility to the Borrower to review or inform the Borrower of any matter in connection with any phase of the Borrower's business or operations.

Section 12.10  Confidentiality.
         Except as otherwise provided by Applicable Law, the Agent and each Lender shall utilize all non-public information obtained pursuant to the requirements of this Agreement which has been identified as confidential or proprietary by the Borrower in accordance with its customary procedure for handling confidential information of this nature and in accordance with safe and sound banking practices but in any event may make disclosure: (a) to any of their respective affiliates (provided they shall agree to keep such information confidential in accordance with the terms of this Section); (b) as reasonably required by any bona fide Assignee, Participant or other transferee in connection with the contemplated transfer of any Commitment or participations therein as permitted hereunder (provided they shall agree to keep such information confidential in accordance with the terms of this Section); (c) as required or requested by any Governmental Authority or representative thereof or pursuant to legal process or in connection with any legal proceedings relating to any of the Loan Documents or the transactions contemplated thereby; (d) to the Agent's or such Lender's independent auditors and other professional advisors (provided they shall be notified of the confidential nature of the information); and (e) after the happening and during the continuance of an Event of Default, to any other Person, in connection with the exercise by the Agent or the Lenders of rights hereunder or under any of the other Loan Documents.

Section 12.11  Indemnification.
         (a) The Borrower shall and hereby agrees to indemnify, defend and hold harmless the Agent, any affiliate of the Agent (including, without limitation,
NCMI)  and  each  of the  Lenders  and  their  respective  directors,  officers, shareholders, agents, employees and counsel (each referred to herein as an "Indemnified Party") from and against any and all losses, claims, damages, liabilities, deficiencies, judgments or expenses of every kind and nature (including, without limitation, amounts paid in settlement, court costs and the fees and disbursements of counsel incurred in connection with any litigation, investigation, claim or proceeding or any advice rendered in connection therewith) (the foregoing items referred to herein as "Claims and Expenses") incurred by an Indemnified Party arising out of or by reason of any suit, cause of action, claim, arbitration, investigation or settlement, consent decree or other proceeding (the foregoing referred to herein as an "Indemnity Proceeding") which arise out of, or are in any way related directly or indirectly to: (i) this Agreement or any other Loan Document or the transactions contemplated thereby; (ii) the making of any Loans or issuance of Letters of Credit hereunder; (iii) any actual or proposed use by the Borrower of the proceeds of the Loans or Letters of Credit; (iv) the Agent's or any Lender's entering into this Agreement; (v) the fact that the Agent and the Lenders have established the credit facility evidenced hereby in favor of the Borrower; (vi) the fact that the Agent and the Lenders are creditors of the Borrower and have or are alleged to have information regarding the financial condition, strategic plans or business operations of the Borrower and the Subsidiaries; (vii) the fact that the Agent and the Lenders are material creditors of the Borrower and are alleged to influence directly or indirectly the business decisions or affairs of the Borrower and the Subsidiaries or their financial condition; (viii) the exercise of any right or remedy the Agent or the Lenders may have under this Agreement or the other Loan Documents; provided, however, that the Borrower shall not be obligated to indemnify any Indemnified Party for any acts or omissions of such Indemnified Party in connection with matters described in this subparagraph
(viii) that constitute gross negligence or willful misconduct; (ix) any violation or non-compliance by the Borrower or any Subsidiary of any Applicable Law (including any Environmental Law) including, but not limited to, any
Indemnity Proceeding commenced by (A) the Internal Revenue Service or state taxing authority or (B) any Governmental Authority or other Person under any Environmental Law, including any Indemnity Proceeding commenced by a Governmental Authority or other Person seeking remedial or other action to cause the Borrower or its Subsidiaries (or its respective properties) (or the Agent and/or the Lenders as successors to the Borrower) to be in compliance with such Environmental Laws.

         (b) This indemnification shall apply to all Indemnity Proceedings arising out of, or related to, the foregoing whether or not an Indemnified Party is a named party in such Indemnity Proceeding. In this connection, this indemnification shall cover all costs and expenses of any Indemnified Party in connection with any deposition of any Indemnified Party or compliance with any subpoena (including any subpoena requesting the production of documents). This indemnification shall, among other things, apply to any Indemnity Proceeding commenced by other creditors of the Borrower or any Subsidiary, any shareholder of the Borrower or any Subsidiary (whether such shareholder(s) are prosecuting such Indemnity Proceeding in their individual capacity or derivately on behalf of the Borrower), any account debtor of the Borrower or any Subsidiary or by any Governmental Authority.

         (c) This indemnification shall apply to any Indemnity Proceeding arising during the pendency of any bankruptcy proceeding filed by or against the Borrower and/or any Subsidiary.

         (d) An Indemnified Party may conduct its own investigation and defense of, and may formulate its own strategy with respect to, any Indemnified Proceeding covered by this Section and, as provided above, all costs and expenses incurred by the Indemnified Party shall be reimbursed by the Borrower if (i) such investigation and defense has been specifically authorized in writing by the Borrower, or (ii) the named parties to any Indemnified Proceeding (including any impleaded parties) include both the Borrower and such Indemnified Party and representation of both the Borrower and such Indemnified Party by the same counsel would be inappropriate due to actual or potential conflicts of interests. No action taken by legal counsel chosen by an Indemnified Party in investigating or defending against any such Indemnified Proceeding shall vitiate or in any way impair the obligations and duties of the Borrower hereunder to indemnify and hold harmless each such Indemnified Party; provided, however, that
(i) if the Borrower is required to indemnify an Indemnified Party pursuant hereto and (ii) the Borrower has provided evidence reasonably satisfactory to such Indemnified Party that the Borrower has the financial wherewithal to reimburse such Indemnified Party for any amount paid by such Indemnified Party with respect to such Indemnified Proceeding, such Indemnified Party shall not settle or compromise any such Indemnified Proceeding without the prior written consent of the Borrower (which consent shall not be unreasonably withheld or delayed).

         (e) If and to the extent that the obligations of the Borrower hereunder are unenforceable for any reason, the Borrower hereby agrees to make the maximum contribution to the payment and satisfaction of such obligations which is permissible under Applicable Law.

         (f) Subject to the immediately following subsection (h), the Borrower's obligations hereunder shall survive any termination of this Agreement and the other Loan Documents and the payment in full of the Obligations, and are in addition to, and not in substitution of, any other of their obligations set forth in this Agreement or any other Loan Document to which it is a party.

         (g) Notwithstanding the foregoing, the Borrower shall have no obligation to any Indemnified Party under the provisions of this Section with respect to Claims and Expenses incurred or arising after the date (the "Cutoff Date") five years following the indefeasible payment in full of all Obligations and the termination of this Agreement and the other Loan Documents in accordance with their terms; provided, however, the foregoing limitation shall not apply to Claims and Expenses (i) in respect of which an Indemnified Party has specifically made written demand for indemnification under this Section prior to the Cutoff Date or (ii) relating to alleged criminal acts of the Borrower, any Subsidiary, or any of their respective officers, directors, employees and agents.

Section 12.12  Termination; Survival.
         At such time as (a) all of the Commitments have been terminated, (b) none of the Lenders is obligated any longer under this Agreement to make any Loans, (c) the Agent is no longer obligated any longer under this Agreement to issue any Letters of Credit, (d) no Letters of Credit remain issued and outstanding and (e) all Obligations (other than obligations which survive as provided in the following sentence) have been paid and satisfied in full, this Agreement shall terminate. Notwithstanding any termination of this Agreement, or of the other Loan Documents, the indemnities to which the Agent and the Lenders are entitled under the provisions of Sections 11.6., 12.2. and 12.11. and any other provision of this Agreement and the other Loan Documents, and the waivers of jury trial and submission to jurisdictions contained in Section 12.4., shall continue in full force and effect and shall protect the Agent and the Lenders against events arising after such termination as well as before (subject, in the case of obligations under Section 12.11., to the limitations of subsection (h) of such Section).

Section 12.13  Severability of Provisions.
         Any provision of this Agreement which is prohibited or unenforceable in any jurisdiction shall, as to such jurisdiction, be ineffective only to the extent of such prohibition or unenforceability without invalidating the remainder of such provision or the remaining provisions or affecting the validity or enforceability of such provision in any other jurisdiction.

Section 12.14 GOVERNING LAW.
         THIS AGREEMENT SHALL BE GOVERNED BY, AND CONSTRUED IN ACCORDANCE WITH, THE LAWS OF THE STATE OF GEORGIA APPLICABLE TO CONTRACTS EXECUTED, AND TO BE FULLY PERFORMED, IN SUCH STATE.

Section 12.15  Counterparts.
         This Agreement and any amendments, waivers, consents or supplements may be executed in any number of counterparts and by different parties hereto in separate counterparts, each of which when so executed and delivered shall be deemed an original, but all of which counterparts together shall constitute but one and the same instrument. This Agreement shall become effective upon the execution of a counterpart hereof by each of the parties hereto.

Section 12.16  No Fiduciary Relationship.
         No provision in this Agreement or in any of the other Loan Documents and no course of dealing between the parties shall be deemed to create any fiduciary duty owing by the Agent or any Lender to any Lender, the Borrower or any Subsidiary.

Section 12.17  Limitation of Liability.
         Neither the Agent nor any Lender, nor any affiliate, officer, director, employee, attorney, or agent of the Agent or any Lender shall have any liability with respect to, and the Borrower hereby waives, releases, and agrees not to sue any of them upon, any claim for any special, indirect, incidental, or consequential damages suffered or incurred by the Borrower in connection with, arising out of, or in any way related to, this Agreement or any of the other Loan Documents, or any of the transactions contemplated by this Agreement or any of the other Loan Documents. The Borrower hereby waives, releases, and agrees not to sue the Agent or any Lender or any of the Agent's or any Lender's affiliates, officers, directors, employees, attorneys, or agents for punitive damages in respect of any claim in connection with, arising out of, or in any way related to, this Agreement or any of the other Loan Documents, or any of the transactions contemplated by this Agreement or financed hereby.

Section 12.18  Entire Agreement.
         This Agreement, the Notes, and the other Loan Documents referred to herein embody the final, entire agreement among the parties hereto and supersede any and all prior commitments, agreements, representations, and understandings, whether written or oral, relating to the subject matter hereof and may not be contradicted or varied by evidence of prior, contemporaneous, or subsequent oral agreements or discussions of the parties hereto.

Section 12.19  Construction.
         The Agent, the Borrower and each Lender acknowledge that each of them has had the benefit of legal counsel of its own choice and has been afforded an opportunity to review this Agreement and the other Loan Documents with its legal counsel and that this Agreement and the other Loan Documents shall be construed as if jointly drafted by the Agent, the Borrower and each Lender.

                                          [Signatures on Following Pages]

         IN WITNESS WHEREOF, the parties hereto have caused this Credit Agreement to be executed by their authorized officers all as of the day and year first above written.

                                            BIRMINGHAM STEEL CORPORATION


                                            By:James F. Tierney
                                               Name:James F. Tierney
                                               Title:Vice President & Treasurer





















                       [Signatures Continued on Next Page]

                 [Signature Page to Credit Agreement dated as of
                March 17, 1997 with Birmingham Steel Corporation]


                                            NATIONSBANK, N.A. (SOUTH), as Agent,
                                            as Arranger and as a Lender


                                            By:Nancy S. Goldman
                                                 Name:Nancy S. Goldman
                                                 Title:Vice President

                                            Initial Commitment Amount:

                                            $50,000,000


                                            Lending Office (all Types of Loans):

                                            600 Peachtree Street
                                            21st Floor
                                            Atlanta, Georgia 30308
                                            Attn:  Corporate Finance
                                            Telecopier: (404) 607-6484
                                            Telephone: (404) 607-5539















                       [Signatures Continued on Next Page]

                 [Signature Page to Credit Agreement dated as of
                March 17, 1997 with Birmingham Steel Corporation]


                                            PNC BANK, NATIONAL ASSOCIATION, as
                                            Co-Agent and as a Lender


                                            By:Matthew D.Tevis
                                                 Name:Matthew D. Tevis
                                                 Title:Vice President

                                            Initial Commitment Amount:

                                            $38,000,000


                                            Lending Office (all Types of Loans):

                                            249 Fifth Avenue
                                            Second Floor
                                            Pittsburgh, Pennsylvania 1522-2707
                                            Attn:  Stephanie Valentine
                                            Telecopier: (412) 768-4586
                                            Telephone: (412) 768-4262

                                            Address for notices:

                                            201 E. Fifth Street
                                            PNC Center, 26th Floor
                                            Cincinnati, Ohio 45281
                                            Attn:  Matthew Tevis
                                            Telecopier: (513) 651-8952
                                            Telephone: (513) 651-8686






                       [Signatures Continued on Next Page]

                 [Signature Page to Credit Agreement dated as of
                March 17, 1997 with Birmingham Steel Corporation]


                                            THE BANK OF NOVA SCOTIA, as Co-Agent
                                            as a Lender


                                            By: P. M. Brown
                                                 Name:P. M. Brown
                                                 Title:Relationship Manager

                                            Initial Commitment Amount:

                                            $38,000,000


                                            Lending Office (all Types of Loans):

                                            600 Peachtree Street
                                            Suite 2700
                                            Atlanta, Georgia 30308
                                            Attn:  Phyllis Walker
                                            Telecopier: (404) 888-8998
                                            Telephone: (404) 877-1552

                                            Address for notices:

                                            600 Peachtree Street
                                            Suite 2700
                                            Atlanta, Georgia 30308
                                            Attn:  James Yager
                                            Telecopier: (404) 888-8998
                                            Telephone: (404) 877-1508




                       [Signatures Continued on Next Page]

                 [Signature Page to Credit Agreement dated as of
                March 17, 1997 with Birmingham Steel Corporation]


                                            BANK OF AMERICA ILLINOIS


                                            By:Deirdre B. Doyle
                                                 Name:Deirdre B. Doyle
                                                 Title:Vice President

                                            Initial Commitment Amount:

                                            $15,000,000


                                            Lending Office (all Types of Loans):

                                            1850 Gateway Blvd.
                                            Concord, California 94520
                                            Attn:  Gigi Juarez
                                            Telecopier: (510) 675-7531 or 7532
                                            Telephone: (510) 675-7733

                                            Address for notices:

                                            1230 Peachtree Street
                                            Suite 3800
                                            Atlanta, Georgia 30309
                                            Attn:  Deirdre B. Doyle
                                            Telecopier: (404) 249-6938
                                            Telephone: (404) 249-6905






                   [Signatures continue on the following page]

                 [Signature Page to Credit Agreement dated as of
                March 17, 1997 with Birmingham Steel Corporation]


                                            THE BANK OF TOKYO  - MITSUBISHI, LTD
                                            ATLANTA AGENCY


                                            By:Nathaniel W. Lea
                                                 Name:Nathaniel W. Lea
                                                 Title:Assistant Vice President

                                            Initial Commitment Amount:

                                            $15,000,000


                                            Lending Office (all Types of Loans):

                                            133 Peachtree Street, N.E.
                                            Suite 4970
                                            Atlanta, Georgia 30303
                                            Attn:  Sharon Durham/Lynn Miles
                                            Telecopier: (404) 577-1155
                                            Telephone: (404) 577-2960
                                                       (404) 222-4215/4214

                                            Address for notices:

                                            133 Peachtree Street, N.E.
                                            Suite 4970
                                            Atlanta, Georgia 30303
                                            Attn:  Nathaniel W. Lea IV
                                            Telecopier: (404) 577-1155
                                            Telephone: (404) 577-2960







                   [Signatures continue on the following page]

                 [Signature Page to Credit Agreement dated as of
                March 17, 1997 with Birmingham Steel Corporation]


                                            CIBC INC.


                                            By:William C. Humphries
                                                 Name:William C. Humphries
                                                 Title:Director, CIBC Wood Gundy
                                                       Securities Corp as Agent

                                            Initial Commitment Amount:

                                            $15,000,000


                                            Lending Office (all Types of Loans):

                                            2727 Paces Ferry Road
                                            Suite 1200
                                            Atlanta, Georgia 30339
                                            Attn:  Chris Hiott
                                            Telecopier: (770) 319-4950/4951
                                            Telephone: (770) 319-4831

                                            Address for notices:

                                            2727 Paces Ferry Road
                                            Suite 1200
                                            Atlanta, Georgia 30339
                                            Attn:  Katherine Bass
                                            Telecopier: (770) 319-4954
                                            Telephone: (770) 319-4914









                   [Signatures continue on the following page]

                 [Signature Page to Credit Agreement dated as of
                March 17, 1997 with Birmingham Steel Corporation]


                                            COMMERZBANK AG ATLANTA AGENCY


                                            By:Andreas Bremer
                                                 Name:Andreas Bremer
                                                 Title:Senior Vice President


                                            By:Eric Kagerer
                                                 Name:Eric Kagerer
                                                 Title:Vice President



                                            Initial Commitment Amount:

                                            $15,000,000


                                            Lending Office (all Types of Loans):

                                            2 World Financial Center
                                            New York, New York 10281-1050
                                            Attn:  Caroline Perez-Gomez
                                            Telecopier: (212) 266-7593
                                            Telephone: (212) 266-7314

                                            Address for notices:

                                            1230 Peachtree N.E.
                                            Promenade Two
                                            Suite 3500
                                            Atlanta, Georgia 30309
                                            Attn:  Eric Kagerer
                                            Telecopier: (404) 888-6539
                                            Telephone: (404) 888-6517

                   [Signatures continue on the following page]

                 [Signature Page to Credit Agreement dated as of
                March 17, 1997 with Birmingham Steel Corporation]


                                           DG BANK DEUTSCHE GENOSSENSCHAFTSBANK,
                                           CAYMAN ISLAND BRANCH


                                            By:Bobby R. Oliver, Jr.
                                                 Name:Bobby R. Oliver, Jr.
                                                 Title:Assistant Vice President

                                            By:William J. Bartlett
                                                 Name:William J. Bartlett
                                                 Title: Assistant Vice President

                                            Initial Commitment Amount:
                                            $23,000,000


                                            Lending Office (all Types of Loans):

                                            609 Fifth Avenue
                                            New York, New York 10017
                                            Attn:  Trevor Brooks
                                            Telecopier: (212) 745-1556/1550
                                            Telephone: (212) 745-1564

                                            Address for notices:

                                            One Peachtree Center
                                            303 Peachtree Street, N.E.
                                            Suite 2900
                                            Atlanta, Georgia 30308
                                            Attn:  John W. Somers
                                            Telecopier: (404) 524-4006
                                            Telephone: (404) 524-3966







                   [Signatures continue on the following page]

                 [Signature Page to Credit Agreement dated as of
                March 17, 1997 with Birmingham Steel Corporation]


                                            LTCB TRUST COMPANY


                                            By:John J. Sullivan
                                                 Name:John J. Sullivan
                                                 Title:Executive Vice President

                                            Initial Commitment Amount:

                                            $23,000,000


                                            Lending Office (all Types of Loans):

                                            165 Broadway
                                            New York, New York 10006
                                            Attn:  Winston Brown
                                            Telecopier: (212) 608-3081
                                            Telephone: (212) 335-4854

                                            Address for notices:

                                            245 Peachtree Center Avenue, N.E.
                                            Suite 2801, Marquis One Tower
                                            Atlanta, Georgia 30303
                                            Attn:  Becky Silbert/Darin Hall
                                            Telecopier: (404) 658-9751
                                            Telephone: (404) 659-7210








                   [Signatures continue on the following page]

                 [Signature Page to Credit Agreement dated as of
                March 17, 1997 with Birmingham Steel Corporation]


                                            THE FIRST NATIONAL BANK OF CHICAGO


                                            By:Amy R. Fahey
                                                 Name:Amy R. Fahey
                                                 Title:Vice President

                                            Initial Commitment Amount:

                                            $15,000,000


                                            Lending Office (all Types of Loans):

                                            One First National Plaza
                                            Suite 0634
                                            Chicago, Illinois 60670
                                            Attn:  Gloria Steinbrenner
                                            Telecopier: (312) 732-4840
                                            Telephone: (312) 732-5714

                                            Address for notices:

                                            One First National Plaza
                                            Suite 0324
                                            Chicago, Illinois 60670
                                            Attn:  Dave McNeela
                                            Telecopier: (312) 732-5296
                                            Telephone: (312) 732-5730


                   [Signatures continue on the following page]

                 [Signature Page to Credit Agreement dated as of
                March 17, 1997 with Birmingham Steel Corporation]


                                            THE SAKURA BANK, LIMITED, ATLANTA
                                     AGENCY


                                            By:Hiroyasu Imanishi
                                                 Name:Jiroyasu Imanishi
                                                 Title:V.P. & Senior Manager

                                            Initial Commitment Amount:

                                            $15,000,000


                                            Lending Office (all Types of Loans):

                                            245 Peachtree Center Avenue, N.E.
                                            Suite 2703
                                            Atlanta, Georgia 30303
                                            Attn:  Christy Joel
                                            Telecopier: (404) 521-1133
                                            Telephone: (404) 521-3111

                                            Address for notices:

                                            245 Peachtree Center Avenue, N.E.
                                            Suite 2703
                                            Atlanta, Georgia 30303
                                            Attn:  Charles S. Zimmerman
                                            Telecopier: (404) 521-1133
                                            Telephone: (404) 521-3111






                   [Signatures continue on the following page]

                 [Signature Page to Credit Agreement dated as of
                March 17, 1997 with Birmingham Steel Corporation]


                                           THE SANWA BANK, LIMITED


                                            By:Raymond F. Hamilton
                                                 Name:Raymond F. Hamilton
                                                 Title:Vice President

                                            Initial Commitment Amount:

                                            $23,000,000


                                            Lending Office (all Types of Loans):

                                            55 East 52nd Street
                                            New York, New York 10055
                                            Attn:  Renko Hara
                                            Telecopier: (212) 754-2368
                                            Telephone: (212) 339-6390

                                            Address for notices:

                                            4950 Georgia Pacific Center
                                            133 Peachtree Street, N.E.
                                            Atlanta, Georgia 30303
                                            Attn:  Raymond Hamilton
                                            Telecopier: (404) 589-1629
                                            Telephone: (404) 586-8805








                   [Signatures continue on the following page]

                 [Signature Page to Credit Agreement dated as of
                March 17, 1997 with Birmingham Steel Corporation]


                                            UNION BANK OF SWITZERLAND


                                            By:Dieter Hoeppli
                                                 Name:Dieter Hoeppli
                                                 Title:Vice President

                                            By:Samuel Azizo
                                                 Name:Samuel Azizo
                                                 Title:Vice President

                                            Initial Commitment Amount:

                                            $15,000,000


                                            Lending Office (all Types of Loans):

                                            Union Bank of Switzerland,
                                            New York Branch
                                            299 Park Avenue
                                            New York, New York 10171
                                            Attn:  Mike Peterson
                                            Telecopier: (212) 821-3259
                                            Telephone: (212) 821-3230

                                            Address for notices:

                                            Union Bank of Switzerland,
                                            New York Branch
                                            299 Park Avenue
                                            New York, new York 10171
                                            Attn:  Robert Casey/Dieter Hoeppli
                                            Telecopier: (212) 821-3383
                                            Telephone: (212) 821-3329/3415