Form 10-K
period 1997-06-30
BIRMINGHAM STEEL CORP
filed 1997-09-26
CIK 779334

(X)ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                     For the fiscal year ended June 30, 1997
                                       or
 ( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES  EXCHANGE
  ACT OF 1934 [NO FEE REQUIRED]
                       From the transition period from to
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

      NONE

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

         As of September 18, 1997, 29,694,718 shares of Common Stock of the registrant were outstanding. On such date the aggregate market value of shares (based upon the closing market price of the Company's Common Stock on the New York Stock Exchange on September 18, 1997) held by non-affiliates was
$446,599,879. For purposes of this calculation only directors, officers and holders of more than 5% of the Company's Common Stock are deemed to be affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE


         Portions of the registrant's Proxy Statement dated September 12, 1997 for the 1997 Annual Meeting of Stockholders are incorporated herein by reference in response to items 10 through 13 in Part III of this report.


PART I

Item 1. BUSINESS

Birmingham Steel Corporation (the Company) operates in the mini-mill sector of the steel industry and conducts operations at facilities located across the United States. The Company melts ferrous scrap to produce semi-finished steel billets at facilities located in Birmingham, Alabama; Kankakee, Illinois; and Seattle, Washington. Steel billets are also converted to reinforcing bar and/or merchant products (rounds, flats, squares, strip, angles and channels) at these facilities. The Company also produces rebar and merchant products at a rolling facility located in Joliet, Illinois. Special bar quality (SBQ) steel rod and bar products are produced at the Company's facilities located in Cleveland, Ohio.

The Company has regional warehouse and distribution facilities which sell finished products manufactured by its other operations. The Company, through its wholly owned subsidiary, Birmingham East Coast Holdings, also owns an 85% interest in Birmingham Southeast, LLC (Birmingham Southeast), a joint venture with a subsidiary of IVACO, Inc. Birmingham Southeast operates a melt shop in Cartersville, Georgia and a melt shop and rolling mill in Jackson, Mississippi.

Carbon steel rebar products produced by the Company are sold primarily to independent fabricators for use in the construction industry, and merchant products which are sold to fabricators, steel service centers and original equipment manufacturers for use in general industrial applications. The Company's facilities in Cleveland convert semi-finished steel billets into high quality bar and rod. The Cleveland facilities currently purchase most of its billets from third parties; however, effective with commencement of operations of the Company's new melt shop in Memphis (expected in the fourth calendar quarter of 1997), substantially all of Cleveland's billet requirements will be supplied by the Memphis facility. A portion of the bar and rod produced in Cleveland is further processed into wire products. Bar and rod products manufactured by the Company are sold primarily to customers in the automotive, fastener, welding, appliance and aerospace industries. Pursuant to an agreement with Hughes Missile Systems, Inc., the Company is also the sole manufacturer of ultra-high tensile strength specialty wire utilized in the U.S. Government's TOW anti-tank missile guidance system. Unless renewed, this contract will expire on December 31, 1999.

The Company also owns equity interests in scrap collection and processing operations. Through its Birmingham Recycling Investment Company wholly-owned subsidiary, the Company is 50% owner of Richmond Steel Recycling, Inc., a scrap operation located in Vancouver, British Columbia. The remaining 50% interest in Richmond Steel Recycling, Inc., is owned by SIMSMETAL, Canada, Ltd. The Company also owns a 50% interest in Pacific Coast Recycling, Inc., which has scrap operations in southern California. The remaining 50% interest in Pacific Coast Recycling, Inc. is held by a subsidiary of Mitsui & Co., USA.

In December 1996, the Company contributed the assets of its Jackson, Mississippi facility to Birmingham Southeast LLC (Birmingham Southeast), a joint venture company owned 85% by Birmingham East Coast Holdings, a wholly owned subsidiary of the Company, and 15% by a subsidiary of IVACO, Inc. Birmingham Southeast then purchased certain steel making assets located in Cartersville, Georgia from Atlantic Steel Industries, Inc. (Atlantic), a subsidiary of IVACO, Inc. Birmingham Southeast has entered into a tolling agreement with Atlantic pursuant to which Atlantic converts billets produced by Birmingham Southeast into merchant product for a tolling fee. Birmingham Southeast also entered into a take or pay agreement to supply billets to Atlantic. Under the terms of the take or pay agreement, Atlantic is obligated to purchase a minimum of 250,000 tons of billets annually. The tolling and take or pay agreements expire January 1, 1999. The Company has an agreement with Birmingham Southeast to provide certain management and administrative services.

The Company currently has two major capital projects underway. In the fourth calendar quarter of 1997, the Company expects to begin start-up operations of a new $210 million high quality melt shop in Memphis, Tennessee. The Memphis melt shop will provide feedstock primarily to the Company's rolling mills in Cleveland, Ohio. In the first quarter of calendar 1998, start-up operations are expected to begin at American Iron Reduction, Inc., (AIR) a joint venture formed for the purpose of producing direct reduced iron (DRI) in Convent, Louisiana. The Company and GS Industries, Inc. each own a 50% interest in AIR. The Company's portion of the joint venture's DRI production will be used primarily as a feedstock for the Memphis melt shop.

The Company's operating strategy is to (i) improve its position as a low-cost producer through continued operating cost reductions; (ii) optimize capacity utilization at each of its facilities; (iii) increase production and sales of higher margin products; and (iv) expand operations through the acquisition of steel producing assets and related operations and construction of new steel facilities.

Steel Manufacturing

The Company operates mini-mills (electric arc furnace melt shops and finished product rolling mills) in Birmingham, Alabama; Kankakee, Illinois; and Seattle, Washington. The Company operates high quality steel bar, rod and wire production facilities in Cleveland, Ohio. The Company also operates a rolling mill in Joliet, Illinois, and has warehouse and distribution facilities in Fontana and Livermore, California; Baltimore, Maryland; Dallas, Texas; and Ft. Lauderdale, Florida. The Company, through its wholly owned subsidiary, Birmingham East Coast Holdings, owns 85% of Birmingham Southeast which operates a melt shop in Cartersville, Georgia and a melt shop and rolling mill in Jackson, Mississippi. Birmingham Southeast also sells finished product via a program with a third party which converts billets produced at Cartersville into finished product.

Steel can be produced at significantly lower costs by mini-mills than by integrated steel operations, which typically process iron ore and other raw materials in blast furnaces to produce steel. Integrated steel mills generally
(i) use more costly raw materials; (ii)consume more energy; (iii) consist of older and less efficient facilities which are more labor-intensive; and (iv) employ a larger labor force than the mini-mill industry. In general, mini-mills service geographic markets and produce a limited line of rebar and merchant products. The domestic mini-mill steel industry currently has excess production capacity. This over-capacity, together with competition from foreign producers, has resulted in competitive product pricing and cyclical pressures on industry profit margins. In this environment, efficient production and cost controls are critical to the viability of domestic mini-mill steel producers.

The Company's mini-mills melt ferrous scrap to produce a limited range of rebar and merchant steel products. Operations commence with the melting of ferrous scrap in an electric arc furnace. The molten steel is then funneled through a continuous caster from which it emerges as continuous rectangular strands of steel which are cut into predetermined lengths. These semi-finished steel shapes are referred to as billets. The billets are transferred to a rolling mill where they are reheated, passed through a roughing mill for size reduction, and then rolled into finished reinforcing bars or other steel products. Products emerge from the rolling mill onto a cooling bed where they are cooled uniformly. Most merchant products then pass through state-of-the-art straightening and stacking equipment, with all products then passing through automated bundling equipment for uniform packaging.

The Company's SBQ operations currently purchase high quality carbon and alloy semi-finished billets from third parties which are then converted into a variety of high quality bar, rod and wire products. Purchased billets are inspected for surface defects and, when necessary, conditioned before transfer into the rod and bar mills. Upon entering the rolling mills, the billets pass through a computer controlled multi-zone recuperative reheat furnace, where a closely controlled heating process imparts more uniform metallurgical characteristics to the steel. The heated billets are then fed into the rolling line, where they pass through roughing, intermediate and no-twist finishing stands. After rolling, the rod and bar is coiled and control cooled. Once the cooling process is complete, the coiled rod and bar passes through inspection stations for metallurgical, surface and diameter checks. Approved coils are compacted and banded and then either shipped to customers or transferred to the Company's wire operation for conversion into wire.

The Company's high quality production facilities have the capabilities to produce virtually all qualities of rod, bar and wire. However, the Company has chosen to concentrate on a select number of high quality products which include cold heading, cold finishing, cold rolling, welding, bearing, industrial and specialty high carbon steel grades. The Company's strategy has been to focus on the U.S. high quality bar, rod and wire markets, which demand exacting metallurgical and size tolerance specifications and defect-free surface qualities. In fiscal 1997, approximately 4% of bar and rod production at Cleveland was transferred to the wire production facility and converted into smaller-diameter wire through a cold-drawing process. Finished steel bar and rod are also transferred to the wire mill solely for surface or thermal treatment applications and then shipped to rod customers. The Company also operates a facility in Cleveland which purchases specialty steel rod from a third party. The specialty steel rod is extensively treated and converted in a multiple drawing process into wire used in the TOW anti-tank missile guidance system.


Raw Materials and Energy Costs

The principal raw material used in the Company's mini-mills is ferrous scrap generally derived from automobile, industrial and railroad scrap. The market for scrap steel is highly competitive and its price volatility is influenced by periodic shortages, freight costs, speculation by scrap brokers and other conditions largely beyond the control of the Company. The Company purchases its outside scrap requirements from a number of dealers and is not dependent on any single supplier. In fiscal 1997, scrap costs represented approximately 53% of the Company's total manufacturing costs at its mini-mills.

Within the commodity product ranges dominated by the mini-mill industry, fluctuations in scrap market conditions have an industry-wide impact on manufacturing costs and selling prices of finished goods. During periods of scrap price escalation, the mini-mill industry seeks to maintain profit margins and the Company has generally been able to pass along increased raw material costs to customers. However, temporary reductions in profit margin spreads frequently occur because of a timing lag between the escalation of scrap prices and the effective market acceptance of higher selling prices for finished steel products. Following this delay in margin recovery, steel industry profitability has historically escalated during periods of inflated scrap market pricing. However, there can be no assurance that competitive conditions will permit the Company to pass on scrap cost increases in the future.

The principal raw material for the Company's rod and bar operations is high quality steel billets. Because of the metallurgical characteristics demanded in the finished product, the Company obtains its billets only from those suppliers whose billets can meet the required metallurgical specifications of its customers. The Company manufactures its high quality bar and rod from approximately 120 generic grades of billets. To obtain high quality billets needed to provide the sophisticated products that the Company requires, a team approach among the suppliers, customers and the Company is required. Typically, the approval process for a particular billet supplier requires six to twelve months. The Company currently purchases billets from eight approved billet suppliers. The Company also produces certain grades of high quality rod and bar from billets produced at the Birmingham Southeast, LLC melt shop in Cartersville, Georgia.

During fiscal 1997, the Company acquired approximately 39% of its high quality billets from Broken Hill Proprietary Company, Limited located in Australia, and 29% of its billet requirements from QIT-Fer et Titane (QIT). The Company has a supply agreement with QIT, located in Montreal, Canada, which expires in 1998. The Company is currently involved in discussions with current billet suppliers regarding its fiscal 1998 billet requirements, which are expected to be reduced from the level of previous years because of the start-up of the Memphis melt shop in the second quarter of fiscal 1998. Once operational, the Memphis melt shop is expected to supply up to one million tons of high quality billets annually to the Cleveland, Ohio operation.

The Company's operations consume large amounts of energy in the form of electricity and natural gas. The Company purchases its electrical energy from regulated utilities pursuant to interruptible service contracts which provide for economical electricity rates. These high volume industrial discount rates are provided in return for the utility's right to periodically interrupt service during peak demand periods. In the past, these interruptions have ordinarily been limited to several hours and have occurred no more than ten days per year. Since deregulation of the natural gas industry, natural gas requirements generally have been provided through negotiated contract purchases of well-head gas with supplemental transportation through local pipeline distribution networks.


Production Capacity

The table below indicates the percentage of capacity at which the Company's manufacturing facilities operated during the fiscal year ended June 30, 1997. The capacities presented are management's estimates and are based upon a normal 168 hour weekly work schedule, an average product mix and include the effects of existing melting or rolling capacity limitations within each operation. Production capacities listed below are estimated year-end capacity levels.

                Annual    FY1997    Capacity    Annual    FY1997     Capacity
                Melting   Melting  Utilization Rolling    Rolling   Utilization
               Capacity Production Percentage  Capacity  Production  Percentage
               -------- ---------- ----------  --------  ----------  ----------

Birmingham         500      475       95.0%       500        469        93.8%
Kankakee           750      672       89.6%       550        547        99.5%
Joliet               -        -          -        280         90        32.1%
Seattle            750      544       72.5%       600        531        88.5%
Jackson            450      289       64.2%       400        252        63.0%
Cartersville     1,000      243       24.3%       225        102        45.3%(1)
Cleveland            -        -          -      1,100        648        58.9%
Cleveland Wire       -        -          -         60         26        43.3%
                 -----    -----       ----      -----      -----       -----
                 3,450    2,223       64.4%     3,715      2,665       71.7%
                 =====    =====       ====      =====      =====       =====

(1) Cartersville rolling production via tolling agreement with a third party.


The Company has the capability to produce both rebar and merchant products at its Kankakee, Birmingham, Seattle and Joliet facilities and at the Birmingham Southeast facility in Jackson. The conversion from production of rebar to merchant products is a routine facet of operations between the Company's facilities, and no major impediments exist which would preclude changing between product mixes.


Production Facilities

Kankakee, Illinois

The Kankakee, Illinois facility is located approximately 50 miles south of Chicago. Since its acquisition in 1984, the Company has renovated the operation and installed a new melt shop, continuous caster, rolling mill, reheat furnace and in-line straightening, stacking and bundling equipment. Kankakee enjoys a favorable geographical proximity to key Midwest markets for merchant products. This freight cost advantage and Kankakee's state-of-the-art equipment capabilities are competitive advantages in the Company's strategy to expand market share of merchant products. In fiscal 1997, Kankakee shipped 587,000 tons of steel products and produced 2,202 tons per worker-year.

Birmingham, Alabama

The Birmingham, Alabama facility was the first mini-mill built in the United States and was in need of major renovations when acquired by the Company in 1984. Since acquisition of the Birmingham facility, the Company has installed a new electric arc furnace and sequence casting system in the melt shop; and a new reheat furnace, finishing stands, cooling bed and product shear in the rolling mill as well as a new finished goods storage area. In 1992, the Company transferred an in-line rolling mill from its idled facility in Norfolk, Virginia to Birmingham. In 1994, the Company installed finished goods bundling and transfer equipment at its Birmingham facility. The Birmingham facility produces primarily rebar. In fiscal 1997, Birmingham shipped 465,000 tons of steel product and produced 2,683 tons of steel per worker-year.

Seattle, Washington

The Seattle, Washington facility is located adjacent to the Port of Seattle and is the Company's largest mini-mill. The Company began operating in Seattle in 1986 upon the acquisition of a local steel company, which provided an entry to the West Coast steel markets. In 1991, the Company purchased the assets of Seattle Steel, Inc., in west Seattle, and consolidated all of its steel operations to the west Seattle site.

Soon after the acquisition of the west Seattle operations, the Company began a modernization program which included the installation of a new baghouse, new ladle turret and billet runout table. In 1993, the Company completed construction of a new state-of-the-art in-line rolling mill which includes automated in-line straightening, stacking and bundling equipment designed to facilitate Seattle's expansion in merchant product production. The Seattle operation produces a variety of products including rebar, merchant rounds, angles, channels, squares, flats and strip. In fiscal 1997, the Seattle facility shipped 532,000 tons and produced 2,291 tons of steel per worker-year.

Joliet, Illinois

The Joliet, Illinois facility was acquired with the Company's purchase of American Steel & Wire Corporation in 1993. In fiscal 1996, concurrent with the start-up of the new high quality bar mill in Cleveland (see "Cleveland, Ohio" below), the Company transferred the operation of the Joliet facility from the management in Cleveland, Ohio to the operational control of the Kankakee, Illinois management group. The Company also invested approximately $30 million to upgrade the rolling mill and enable Joliet to produce coiled and straight length reinforcing bar, flats, rounds and squares. The Joliet operation consists of a modernized 2-strand 19-stand Morgan mill, 3 zone top fired walking beam furnace, no-twist finishing and a coil and cut length line. The Joliet operation obtains its semi-finished steel billet requirements primarily from the Company's Kankakee, Illinois facility. In fiscal 1997, the Joliet facility shipped 76,900 tons of finished product.

Cleveland, Ohio

The Company's Cleveland, Ohio facilities include a rod mill, a bar mill and a wire mill. The rod and wire mill assets were acquired with the Company's purchase of American Steel & Wire Corporation (ASW) in 1993. Prior to ASW, the rod and wire mills were owned by United States Steel Corporation.

The Cleveland facility produces a variety of high quality steel rod, bar and wire products. In fiscal 1996, the Cleveland operation achieved QS9000 registration. QS9000 is a quality system requirement established by Chrysler, Ford and General Motors and is based upon the internationally recognized ISO9000 series of standards. The Company believes that compliance with QS9000 will strengthen its ability to access new markets, including the domestic and transplant automotive producers.

The Cleveland rod mill consists of a two strand, 25-stand rolling mill with single-line pre-finishers and no-twist finishing. The mill utilizes a Stelmor controlled slow cooling conveyor system, where precise cooling practices provide a metallurgical structure normally imparted only through additional and more costly thermal treatment. Management believes that this capability provides the Company with an important, competitive advantage in producing certain of its quality rods. The rod mill is capable of producing rod coils in sizes ranging from 7/32" to 15/16".

In fiscal 1996, the Company completed construction of a new state-of-the-art bar mill which expanded the product range and mix of the Cleveland operation. The bar mill consists of a 28-stand horizontal/vertical no-twist mill. The bar mill utilizes Stelmor cooling conveyors, laser sizing gauges and two compactor/banders. The bar mill is capable of producing bar and rod products in sizes ranging from 45/64" to 1 9/16" in diameter and in coils of 4,300 pounds and 5,700 pounds.

The Cleveland wire mill is located adjacent to the rod mill and serves two purposes. First, some finished rod is transferred from the rod (and bar) mills and either converted into high quality wire for sale to customers or processed and shipped to rod customers. The wire mill also processes materials for customers. The ability to offer high quality processing of bar and rod to customers' specifications is a service that distinguishes the Company from a number of its competitors. Such processing includes surface treatment (cleaning and coating), thermal treatment (annealing) and wire drawing. Wire is produced in the wire mill through a cold drawing process which involves reducing the diameter of the steel rod by pulling the rod through dies. Rod and bar that is to be drawn into wire may be surface or thermal treated before or after drawing. Depending upon the processing required, many wire orders require up to three weeks to complete, while the typical rod/bar coil is manufactured in several hours.

In fiscal 1997, the Cleveland facility shipped 608,000 tons of rod and bar products. The Cleveland wire mill shipped 26,000 tons of wire and processed 53,400 tons of bar and rod.

The Cleveland operation also includes a facility which produces ultra-high tensile strength specialty wire for use in the U.S. Government's anti-tank missile guidance systems. The Cleveland plant is the only producer of TOW missile wire. The manufacture of TOW wire is a highly specialized process. The principal raw material is specialty steel rod which is purchased from an outside supplier. The rod is subjected to a series of surface and thermal treatments and drawing operations which take approximately five weeks to complete and which reduce the original .197" diameter rod to .0049" diameter wire. The wire must pass seven U.S. Government-mandated final inspection tests, including a test assuring tensile strength of 500,000 pounds per square inch. Upon completing successful inspection, the wire is packaged and shipped to a single customer which is the exclusive producer of the TOW missile.

Jackson, Mississippi

The Company originally acquired the Jackson facility in 1985. In December 1996, upon formation of Birmingham Southeast, the Company contributed the assets of its Jackson facility to the newly-formed limited liability company. Birmingham Southeast also owns the facility in Cartersville, Georgia which was acquired in conjunction with the acquisition of certain assets of Atlantic Steel Corporation. The Company, through its Birmingham East Coast Holdings subsidiary, owns 85% of Birmingham Southeast.

Since acquiring the Jackson operation, the Company has totally renovated the facilities and equipment. The Jackson facility includes a melt shop which was completed in 1993 and a modern in-line rolling mill. Installation of automated in-line straightening and stacking equipment were completed in fiscal 1994. The Jackson facility produces primary merchant products including rounds, squares, flats, strip and angles. The Jackson facility also has the capability to produce rebar. In fiscal 1997, Jackson shipped 238,000 tons and produced 1,385 tons of steel per worker-year.

Cartersville, Georgia

Birmingham Southeast acquired the Cartersville, Georgia facility in December 1996. The facility has a melt shop with a 24 foot, 140 ton Demag AC electric arc furnace and Demag 6 strand billet caster. Cartersville produces billets for feedstock to the Cleveland operation and supplies billets to Atlantic pursuant to a take or pay agreement. Atlantic also converts billets to finished product at its bar mill for Birmingham Southeast under a tolling agreement. In fiscal 1997, Cartersville shipped 263,000 tons of billets and finished product.


PESCO Facilities

In December 1994, the Company acquired substantially all of the assets of Port Everglades Steel Corporation (PESCO), a Florida-based steel distributor which operates facilities in Florida and Texas. PESCO obtains the majority of its steel requirements from the Company's Birmingham and Kankakee mini-mills. The Company estimates that PESCO will ship approximately 200,000 tons of steel per year to its customers.

Products

Of the 2.8 millions tons of steel products shipped from the Company's operations in fiscal 1997, 46% were reinforcing bars, 24% were merchant products, 24% were high quality bars and rods and 6% were semi-finished steel billets. The following presents, for the periods indicated, the percentage of the Company's net sales dollars by product generated by the Company's facilities.

                                                  Fiscal Year
                                      ------------------------------------
                                      1997           1996            1995
                                      ----           -----           -----
   Rebar products                      39%             43%              36%
   Merchant products                   25              21               21
   Rod products                        18              30               30
   Bar products                        12               -                -
   Wire products                        2               3                4
   Semi-finished billets                4               3                3
   Mine roof support products (1)       -               -                6
                                     ----            ----             ----
                                      100%            100%             100%
                                     ====            ====             ====

(1) Mine roof support products consist of fabricated rebar and merchant steel products. The Company's mine roof bolt business unit was sold in March 1995 (see
Note 3 to the Consolidated Financial Statements).

Rebar Products. The Company has the capability to produce rebar at five locations. Rebar is generally sold to fabricators and manufacturers who cut, bend, shape and fabricate the steel to meet engineering, architectural or end product specifications. Rebar is used primarily for strengthening concrete in highway construction, building construction and other construction applications. Unlike some other manufacturers of rebar, the Company does not engage in the rebar fabrication business which might put the Company into direct competition with its major rebar customers. The Company instead focuses its marketing efforts on independent rebar fabricators and steel service centers.

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

The following data, reported by the American Iron and Steel Institute (a rebar fabricators' trade association), depict apparent rebar consumption in the United States from 1986 through 1996. the table also includes rebar shipments by the Company and its approximate market share percentage for the periods indicated.


                                Rebar            Company            Approximate
                              Consumption        Shipments            Market
         Calendar Year        (in tons)          (in tons)             Share
         -------------        ----------        -----------          --------

         1986                 4,787,000            259,000               5.4%
         1987                 5,301,000            558,000              10.5%
         1988                 5,416,000            808,000              14.9%
         1989                 5,213,000            972,000              18.6%
         1990                 5,386,000            972,000              18.0%
         1991                 4,779,000            945,000              19.8%
         1992                 4,764,000          1,060,000              22.3%
         1993                 5,051,000          1,181,000              23.4%
         1994                 5,151,000          1,185,000              23.0%
         1995                 5,454,000          1,108,000              20.3%
         1996 (est)           6,069,000          1,288,000              21.2%


The Company's rebar operations are subject to a period of moderately reduced sales from November to February, when winter weather and the holiday season impact the construction market demand for rebar.


Merchant products. The Company has the capability to produce merchants at five locations. Merchant products consist of rounds, squares, flats, strip, angles and channels. Merchant products are generally sold to fabricators, steel service centers and manufacturers who cut, bend, shape and fabricate the steel to meet engineering or end product specifications. Merchant products are used to manufacture a wide variety of products, including gratings, steel floor and roof joists, safety walkways, ornamental furniture, stair railings and farm equipment.

Merchant products typically require more specialized processing and handling, including straightening, stacking and specialized bundling. Because of the greater variety of shapes and sizes, merchant products are typically produced in shorter production runs, necessitating more frequent changeovers in rolling mill equipment. Merchant products command higher prices and produce higher profit margins than rebar products. The Company has installed modern straightening, stacking and bundling equipment at its mills to strengthen its competitiveness in merchant markets.

The following data reported by the American Iron and Steel Institute depict apparent consumption of merchant products in the United States from 1986 through 1996. The table also includes merchant product shipments by the Company and its approximate market share percentage for the periods indicated.


                               Merchant
                                Product            Company          Approximate
                              Consumption         Shipments           Market
         Calendar Year        (in tons)           (in tons)           Share
         -------------        ----------          ---------           ------
         1986                  7,256,000            67,000              1.0%
         1987                  7,911,000           147,000              1.9%
         1988                  8,546,000           264,000              3.1%
         1989                  8,398,000           272,000              3.2%
         1990                  8,379,000           306,000              3.7%
         1991                  7,045,000           287,000              4.1%
         1992                  7,504,000           330,000              4.4%
         1993                  8,445,000           395,000              4.6%
         1994                 10,113,000           484,000              4.8%
         1995                 10,618,000           524,000              4.9%
         1996 (est)           10,328,000           520,000              5.0%


SBQ bar, rod and wire products. The Company's bar, rod and wire facilities market high-quality bar, rod and wire (SBQ products) to customers in the automotive, agricultural, industrial fastener, welding, appliance and aerospace industries. In fiscal 1997, approximately 58% of the Company's SBQ shipments were cold heading quality steel. Cold finish steel products represented approximately 21% of shipments. Welding wire products and specialty high carbon products represented 6% and 7% of SBQ shipments, respectively. The remaining 8% of SBQ shipments include other wire and high quality products. Approximately 70% of the Company's SBQ shipments are to customers serving the original equipment and after-market segments of the automotive industry.

The Company's bar mill in Cleveland is capable of producing bar and rod sizes ranging from 45/64" to 1 9/16" in diameter. The Company's rod mill, also located in Cleveland, produces steel rods in sizes ranging from 7/32" to 15/16" in diameter. The Company's wire mill in Cleveland produces wool wire and cold heading quality products in a variety of carbon and alloy grades in sizes from
 .120" through .820" in diameter.

End-uses of the Company's rod and products, include the manufacture of electric motor shafts, engine bolts, lock hasps, screws, pocket wrenches, seat belt bolts, springs, cable wire, chain bearings, tire bead and welding wire. Steel wire produced by the Company is used by customers to produce steel wool pads, brake pads, golf spikes and fasteners such as bolts, rivets, screws studs and nuts. The Company's TOW wire products are used exclusively in the defense industry to produce guidance systems for the TOW anti-tank missile.

Because of the nature of the end-uses, the Company's SBQ products must meet exacting metallurgical and size tolerance specifications and defect-free surface characteristics. The Company's marketing and sales activities emphasize its ability to meet or exceed customers' requirements for high quality steel rod and wire manufactured to close tolerances and exacting surface characteristics.

The Company's pricing policy for SBQ products is market driven and dependent upon the market served and the demand by customers. Typically, market pricing prevails for most customers that rely on market competition to determine price. The major exception to this has been automotive related model year pricing which fixes a twelve month price (generally beginning August 1). This allows suppliers to deal with automotive industry requirements for twelve months fixed pricing.

The following data, reported by the WEFA Group and based upon data from the American Iron and Steel Institute, depict apparent consumption of carbon and alloy rod and wire products in the United States from 1986 through 1996 (in tons).


                                  Rod               Wire                Total
         Calendar Year         Consumption       Consumption         Consumption
         -------------         -----------       -----------         -----------
         1986                  4,800,000         2,100,000           6,900,000
         1987                  5,300,000         2,100,000           7,400,000
         1988                  5,500,000         1,600,000           7,100,000
         1989                  5,200,000         1,500,000           6,700,000
         1990                  5,200,000         1,300,000           6,500,000
         1991                  5,000,000         1,200,000           6,200,000
         1992                  5,400,000         1,300,000           6,700,000
         1993                  6,100,000         1,200,000           7,300,000
         1994                  6,400,000         1,200,000           7,600,000
         1995                  6,500,000         1,100,000           7,600,000
         1996                  6,680,000         1,100,000           7,780,000

Management estimates the high quality segment of the bar market to be approximately 10,700,000 tons in calendar 1996. Management estimates that the high quality segment of the rod and wire market represents approximately 48% of the rod market demand in the U.S. The Company's strategy has been to serve this approximately 3.7 million tons-per-year high quality rod and wire segment, which has historically been dominated by foreign suppliers. Generally, domestic mini-mills have historically focused on the less demanding quality markets. Since the acquisition of the Cartersville melt shop, the Company has increased its usage of industrial quality billets, and finished product shipments of industrial quality rod and bar increased during fiscal 1997.

The following is a summary of the principal rod and bar product qualities manufactured by the Company:

Cold heading quality (CHQ) - The Company produces CHQ steel rod, bar and wire in a wide range of carbon and alloy grades. CHQ is specified for the manufacture of wire used for parts requiring severe deformation or upsetting. Examples of such parts include seat belt bolts, lug nuts, engine bolts and lock nuts used in automotive applications as well as slotted and Phillips head screws for the appliance industry. CHQ products accounted for approximately 58% of the Company's fiscal 1997 rod and bar shipments.

Cold finish quality (CFQ) - CFQ steel rod and bar is intended for the manufacture of cold drawn bars and is often produced with additives such as lead or selenium to enhance machinability. CFQ is specified for the manufacture of parts such as shock absorber rods, electric motor shafts, bearings, socket wrenches, screw driver shafts and drill bits.

Cold rolling quality (CRQ) - The Company produces CRQ steel rod and bar in a wide range of carbon and alloy grades. CRQ is specified for the manufacture of wire used for a variety of shaped wires including square, oval half-round and half-oval. Intricately shaped parts, such as the center support section for steering wheels and the regulator spring used to lower and raise automobile power windows are typical examples of products incorporating wire made from CRQ.

Welding quality (WQ) - The Company's WQ rod and bar is produced in a wide variety of specialized carbon and alloy chemistries in order to match the characteristics of the material being joined. WQ is intended for the production of wire for gas, electric arc, submerged arc and inert gas welding applications.

Specialty high carbon quality (SHCQ) - SHCQ steel rod and bar is produced in a variety of carbon and alloy grades. SHCQ is specified for the manufacture of wire used for parts requiring high-tensile strength of resiliency. Typical examples of such parts are overhead garage door springs, lock washers, upholstery springs, music spring wire, tire bead and wire rope.

Bearing quality - The Company produces bearing quality steel to serve a range of ally grades into ball, needle and roller type bearings.

Wire Products - The Company produces cold heading quality wire and processed rod and bar in a full range of carbon and a variety of alloy grades in sizes ranging from .120" to .820" in diameter. This product is offered with specified thermal treatments, coatings, and finishes. Cold heading wire is primarily supplied to fastener manufacturers.

The Company produces wool quality wire utilizing special wire drawing practices which ensure a consistent, high quality product. Customers shave the Company's wire to manufacture steel wool. The steel wool is then used to produce items such as soap pads, furniture finishing pads and steel fibers for automotive brake linings.

TOW wire - Tow wire is an ultra-high tensile strength product utilized in the TOW anti-tank missile system, a defense weapon which has been in use since 1967. The Company is currently the only supplier of TOW wire, which is extremely ductile, measures .0049" in diameter and has a tensile strength of 500,000 pounds per square inch. Each TOW missile carries two wire bobbins, each containing nearly three miles of wire.

Competition

Price sensitivity in markets for the Company's products is driven by competitive factors and the cost of steel production. The geographic marketing areas for the Company's products are similar.

Because rebar and merchant products are commodity products, the major factors governing the sale of rebar and merchant products are manufacturing cost, competitive pricing, inventory availability, facility location and service. The Company competes in the rebar and merchant markets primarily with numerous regional domestic mini-mill companies.

The Company's primary competitors in bar and rod products are divisions of domestic and foreign integrated steel companies and domestic mini-mill companies. The Company competes primarily in the high quality end of the rod, bar and wire markets, differentiating itself from many of its competitors. Although price is an important competitive factor in the Company's SBQ business, particularly during recessionary times, the Company believes that its sales are principally dependent upon product quality, on-time delivery and customer service. The Company's SBQ marketing and sales activities emphasize its ability to meet or exceed customers' requirements for high quality steel rod, bar and wire manufactured to close tolerances and exacting surface and internal characteristics. These markets constitute a relatively small percentage of total domestic steel consumption, and therefore some domestic integrated mills have exited this business or given it a low priority. Additionally, mini-mills are generally unable to produce steel of sufficient quality and metallurgical characteristics to produce rod, bar and wire comparable in quality to that manufactured by the Company.

Foreign Competition. In recent years, a declining U.S. dollar and increased efficiency in the U.S. steel industry have improved the competitive position of U.S. steel producers. Foreign steel is a competitive factor on a sporadic basis. Federal legislation currently prohibits the use of foreign steel in federally funded highway construction.


Employees

Production Facilities. At June 30, 1997 the Company employed 1,520 people at its operations. The Company estimates that approximately 27% of its current employee compensation in operations is earned on an incentive basis linked to production. The percentage of incentive pay varies from mill to mill based upon operating efficiencies. During fiscal 1997, hourly employee costs at these facilities were approximately $29 per hour, including overtime and fringe benefits, which was competitive with other mini-mills. The production and maintenance employees at the Joliet facility have been represented by United Steelworkers of America since 1986, and are parties to a collective bargaining contract which expires in June 2000. During fiscal 1997, hourly employee costs at these facilities were approximately $26 per hour, including overtime and fringe benefits. The Company's other facilities are not unionized. The Company has never experienced a strike or other work stoppage at its steel mills and management believes that employee relations are currently good.

Sales and Administrative Personnel. At June 30, 1997, the Company employed 269 sales and administrative personnel, of which 95 were employed at the Company's corporate office headquarters located in Birmingham.


Environmental and Regulatory Matters

The Company is subject to federal, state and local environmental laws and regulations concerning, among other matters, waste water effluent, air emissions and furnace dust disposal. As these regulations increase in complexity and scope, environmental considerations play an increasingly important role in planning, daily operations and expenses.

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

The Company's mini-mills are classified as hazardous waste generators because they produce and collect certain types of dust containing lead and cadmium. The Company currently collects and disposes of such wastes at approved landfill recycling sites through contracts with approved waste disposal and recycling firms.

In August 1987, the Virginia Department of Waste Management advised the Company of deficiencies in the waste disposal practices employed by the former owners of the Company's idled Norfolk facility. The site has been accepted into the Virginia Voluntary Remediation Program. The program allows risk based closure for this site. Management believes that the costs of remediation of this site will not exceed established reserves.

By letter dated October 20, 1992, the Department of Toxic Substances Control of the Environmental Protection Agency of the State of California ("DTSC") submitted to Barbary Coast Steel Corporation ("BCSC"), a wholly owned subsidiary of the Company, for its review and comment a proposed Consent Order relating to BCSC's closed steel facility at Emeryville, California. BCSC and DTSC executed the terms of a Consent Order on March 22, 1993. Pursuant to that Consent Order, BCSC has completed an environmental assessment of the site and, on June 10, 1996, received DTSC approval of its proposal for the remediation of the property. BCSC has completed remediation of the property pursuant to the approved remedial action plan and has received an approved remedial completion report from DTSC.

The Cleveland facilities were acquired pursuant to an Asset Sales Agreement dated May 19, 1986 (the "Agreement'), by and between ASW and USX Corporation (formerly United States Steel Corporation) ("USX"). Pursuant to the Agreement, ASW is indemnified by USX for certain claims, if any, which may be asserted against ASW under the Resource Conservation and Recovery Act Of 1976, as amended, 42 U.S.C. Subsection 6901, et seq., and the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended, 42 U.S.C. Sub-section 9601, et. seq., or which may be asserted under similar federal or state statutes or regulations, which arise out of USX's actions on or prior to June 30, 1986, the date on which ASW acquired these facilities. To date, no such claims have been asserted against ASW. Any potential environmental liabilities identified by ASW to date have not materially affected, and, based on current information, are not expected to materially affect, its operations and/or may be subject to indemnification by USX as described above.

Executive Officers of the Registrant

Pursuant to General Instruction G(3) to Form 10-K, information regarding the executive officers of the Company called for by Item 401(b) of Regulation S-K is hereby included in Part I of this report.

The following table sets forth the name of each executive officer of the Company, the offices held, and the ages (as of August 1997) of such officers.


        Name            Age      Office Held
--------------------    ----   ---------------------------------------------
Robert A. Garvey         59    Chairman of the Board and
                               Chief Executive Officer

Joseph Alvarado          44    Executive Vice President-
                               Commercial

William R. Lucas         41    Executive Vice President-
                               Administration and General
                               Counsel

Frederick J. Rocchio     50    Executive Vice President-
                               Development and Technology

Jack R. Wheeler          61    Vice President-Plant Operations

Robert A. Garvey was elected Chairman of the Board and Chief Executive Officer in January 1996. Prior to joining the Company, Mr. Garvey served as President of North Star Steel Company from 1984 to 1996.

Joseph Alvarado joined the Company in March 1997 and serves as Executive Vice President-Commercial. Prior to joining the Company, Mr. Alvarado held a variety of positions of increasing responsibility with Inland Steel Company. Most recently, he served as President of Inland Steel Bar Company, a division of Inland Steel Company.

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


ITEM 2.  PROPERTIES

The following table lists the Company's real property and production facilities. Management believes that these facilities are adequate to meet the Company's current and future commitments.

                               Building
                                Square         Owned or
Location                       Acreage          Footage             Leased
---------------------------   ----------       ----------           -------
Corporate Headquarters:
   Birmingham, Alabama                -           38,396            Leased

Operating Facilities:
   Birmingham, Alabama               26          260,900            Owned (1)
   Kankakee, Illinois               222          400,000            Owned
   Seattle, Washington               69          736,000            Owned
   Jackson, Mississippi              99          323,000            Owned (1)
   Cartersville, Georgia            283          367,000            Owned
   Cleveland, Ohio                  216        2,041,600            Owned
   Ft. Lauderdale, Florida            -           29,500            Leased

Idle Facilities:
   Ballard, Washington               20          301,000            Owned (2)
   Emeryville, California            15            1,000            Owned (3)
   Norfolk, Virginia                116          160,000            Owned (4)


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



Legal Proceedings

The Company is involved in litigation relating to claims arising out of its operations in the normal course of business. Some of these claims against the Company are covered by insurance, subject to the payment of deductible amounts by the Company. It is the opinion of management that any uninsured or unindemnified liability resulting from existing litigation would not have a material adverse effect on the Company's business or financial position. There can be no assurance that insurance, including product liability insurance, will be available in the future at reasonable rates.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not Applicable

PART II

ITEM 5.  MARKET FOR REGISTRANTS COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock, par value $.01 per share (the "Common Stock"), is traded on the New York Stock Exchange under the symbol BIR.

The table below sets forth for the two fiscal years ended June 30, 1997 and 1996, the high and low prices of the Company's Common Stock based upon the high and low sales prices of the Common Stock as reported on the New York Stock Exchange Composite Tape.

                                                  High                  Low
                                                --------              --------
Fiscal Year Ended June 30, 1997
     First Quarter                               $16.88                $14.88
     Second Quarter                               19.38                 15.13
     Third Quarter                                22.00                 14.75
     Fourth Quarter                               17.13                 14.13

Fiscal Year Ended June 30, 1996
     First Quarter                               $21.63                $16.50
     Second Quarter                               17.50                 14.00
     Third Quarter                                18.00                 14.63
     Fourth Quarter                               17.25                 14.50


The last sale price of the Common Stock as reported on the New York Stock Exchange on September 18, 1997 was $20.25. As of August 29, 1997, there were 1,584 holders of record of the Common Stock. The Company's registrar and transfer agent is First Union National Bank of North Carolina.

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

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA

                                                              SELECTED CONSOLIDATED FINANCIAL DATA
                                                              (In thousands, except per share data)

                                                                   For the Years Ended June 30,
                                                  -------------------------------------------------------------
                                                     1997         1996         1995        1994         1993
                                                  ----------    ---------    ---------   ---------   ----------
STATEMENT OF OPERATIONS DATA:

Net sales                                          $ 978,948    $ 832,489    $ 885,553   $ 702,893   $ 442,326

Cost of sales:
  Other than depreciation
     and amortization                                846,910      730,447      723,558     599,154     374,846
  Depreciation and amortization                       45,843       34,701       32,310      27,671      18,036
                                                   ---------    ---------    ---------   ---------   ---------

  Gross profit                                        86,195       67,341      129,685      76,068      49,444

Provision for loss on mill modernization
  program, pre-operating/start-up costs,
  unusual items and suspended operations              10,633       23,907        1,337           -       2,272
Selling, general and administrative                   36,670       37,731       43,149      33,847      24,008
Interest                                              20,195       12,036        8,889      11,061       3,084(1)
                                                   ---------    ---------    ---------   ---------   ---------

                                                      18,697       (6,333)      76,310      31,160      20,080

Other income, net                                      3,694        3,975        9,443       4,689       1,222
Minority interest in loss of subsidiary                2,347            -            -           -           -
                                                   ---------    ---------    ---------   ---------   ---------

Income (loss) before income taxes and cumulative
  effect of a change in accounting principle          24,738       (2,358)      85,753      35,849      21,302

Provision for (benefit from) income taxes             10,321         (181)      35,104      14,603       8,517
                                                   ---------    ---------    ---------   ---------   ---------

Income (loss) before cumulative effect of a
  change in accounting principle                      14,417       (2,177)      50,649      21,246      12,785

Cumulative effect, as of July 1, 1993, of a
  change in the method of accounting for
   income taxes                                            -            -            -         380           -
                                                   ---------    ---------    ---------   ---------   ---------


   Net income (loss)                               $  14,417    $  (2,177)   $  50,649   $  21,626   $  12,785
                                                   =========    =========    =========   =========   =========


Earnings (loss) per share:

Income (loss) before cumulative effect of a
  change in accounting principle                   $    0.50    $   (0.08)   $    1.74   $    0.86   $    0.60

Cumulative effect, as of July 1, 1993, of a
  change in the method of accounting for
   income taxes                                            -            -            -        0.02           -
                                                   ---------    ---------    ---------   ---------   ---------

Net income (loss)                                  $    0.50    $   (0.08)   $    1.74   $    0.88   $    0.60
                                                   =========    =========    =========   =========   =========

Dividends declared per share                       $    0.40    $    0.40    $    0.40   $    0.40   $    0.37
                                                   =========    =========    =========   =========   =========

                                                                              June 30,
                                                  -------------------------------------------------------------
                                                     1997         1996         1995        1994         1993
                                                  ----------    ---------    ---------   ---------   ----------
BALANCE SHEET DATA:

Working capital                                   $  228,882    $ 211,595    $ 206,901   $ 213,075   $ 33,131
Total assets                                       1,210,989      927,987      756,804     689,878    456,042
Long-term debt less current portion                  526,056      307,500      142,500     142,500     90,095
Stockholders' equity                                 471,548      448,191      459,719     439,049    223,421


(1) During fiscal 1993, the Company incurred $8,682,000 of interest and capitalized $5,598,000 of interest related to assets under construction.

                        SELECTED QUARTERLY FINANCIAL DATA
                (Unaudited; in thousands, except per share data)


                                                  1997 Quarters
                                     -----------------------------------------
                                      First      Second     Third      Fourth
                                     --------   --------   --------   --------


Net sales                            $233,422   $210,140   $257,858   $277,528

Gross profit                         $ 24,006   $ 20,348   $ 22,028   $ 19,813

Net income                           $  6,348   $  5,920   $    594   $  1,555

Weighted average shares
 outstanding                           28,625     28,653     29,423     29,677

Earnings per share                   $   0.22   $   0.21   $   0.02   $   0.05

Cash dividends declared
 per share                           $   0.10   $   0.10   $   0.10   $   0.10

Price range of common stock
   High                              $  16.88   $  19.38   $  22.00   $  17.13
   Low                               $  14.88   $  15.13   $  14.75   $  14.13


                                                  1996 Quarters
                                     -----------------------------------------
                                      First      Second     Third      Fourth
                                     --------   --------   --------   --------


Net sales                            $207,252   $197,398   $197,057   $230,782

Gross profit                         $ 26,423   $ 16,190   $  6,182   $ 18,546

Net income                           $  8,178   $    656   $(14,397)  $  3,386

Weighted average shares
 outstanding                           28,521     28,538     28,598     28,609

Earnings per share                   $   0.29   $   0.02   $  (0.50)  $   0.12

Cash dividends declared
 per share                           $   0.10   $   0.10   $   0.10   $   0.10

Price range of common stock
   High                              $  21.63   $  17.50   $  18.00   $  17.25
   Low                               $  16.50   $  14.00   $  14.63   $  14.50

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

The statements contained in this report that are not purely historical or which might be considered an opinion or projection concerning the Company or its business, whether express or implied, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include the Company's expectations, hopes, anticipations, intentions, plans and strategies regarding the future. Forward-looking statements include, but are not limited to: expectations about environmental remediation costs, assessments of expected impact of litigation and adequacy of insurance coverage for litigation, expectations regarding the costs of new projects, expectations regarding future earnings, expectations concerning the anticipated performance of new ventures, and expectations regarding the date when facilities under construction will be operational and the future performance and capabilities of those facilities. Moreover, when making forward-looking statements, management must make certain assumptions that are based on management's collective opinion concerning future events, and blend these assumptions with information available to management when such assumptions are made. Whether these assumptions are valid will depend not only on management's skill, but also on a variety of volatile and highly unpredictable risk factors. Some, but not all, of these risk factors are described below under the heading "Risk Factors That May Affect Future Operating Results". Any forward-looking statements contained in this document speak only as of the date hereof, and the Company disclaims any intent or obligation to update such forward-looking statements. Comparisons of results for current and prior periods are not necessarily indicative of future performance, and should not be relied on for any purpose other than as historical data.


In fiscal 1997, Birmingham Steel Corporation reported earnings of $14,417,000, or $.50 per share, up from a loss of $2,177,000, or ($.08) per share reported for the prior fiscal year. The following table sets forth, for the years indicated, selected items in the consolidated statements of operations as a percentage of net sales and the amount of steel shipments in tons.

                                          For the Years Ended June 30,
                                          ----------------------------
                                            1997      1996      1995
                                          ------    ------     ------
Steel shipments (000's tons)               2,836     2,402     2,375

Net sales                                    100%      100%      100%
Cost of sales:
  Other than depreciation and
   amortization                             86.5      87.7      81.7
  Depreciation and amortization              4.7       4.2       3.6
Provision for loss on mill
 modernization program,
 pre-operating/start-up costs
 and unusual items                           1.1       2.9       0.2
Selling,general & administrative             3.7       4.5       4.9
Interest                                     2.0       1.5       1.0
Other income, net                           (0.4)     (0.5)     (1.1)
Minority interest in loss of
  subsidiary                                (0.2)        -         -
Provision for income taxes                   1.1         -       4.0
                                          ------     ------    ------
Net income (loss)                            1.5%     (0.3%)     5.7%
                                          ======     ======    ======


RESULTS OF OPERATIONS

Net Sales

Fiscal 1997 compared to fiscal 1996
Net sales in fiscal 1997 were $978,948,000, an increase of 17.6 percent from $832,489,000 reported in fiscal 1996. The increase is primarily the result of increased shipment volumes and a favorable shift in product mix.

For fiscal 1997, the selling price for rebar/merchant products averaged $308 per ton compared with $300 per ton in fiscal 1996. The average selling price for the Company's special bar quality (SBQ) products was $464 per ton in fiscal 1997 compared with $472 per ton in fiscal 1996. The Company's average selling price for all products was $345 per ton, compared with $347 per ton reported for fiscal 1996.

The Company achieved record steel shipments of 2,836,000 tons for fiscal 1997, up 18.1 percent from 2,402,000 tons reported for fiscal 1996. A favorable shift in product mix reflecting a 5.6 percent increase in rebar, a 42.1 percent increase in merchant and a 24.6 percent increase in SBQ shipments occurred in fiscal 1997. Merchant and SBQ products accounted for 48.0 percent of total shipments for fiscal 1997 compared with 42.6 percent for the previous fiscal year. Shipments of lower-margin semi-finished steel billets accounted for 5.6 percent of total shipments compared with 5.7 percent in fiscal 1996.


Fiscal 1996 compared to fiscal 1995
From fiscal 1995 to fiscal 1996, net sales declined 6.0 percent. The decline was primarily the result of a decline in average steel selling prices and a shift in product mix to lower margin products. The decline in average selling prices was a result of overall market decline in construction products.

Cost of Sales

Fiscal 1997 compared to fiscal 1996
As a percent of net sales, cost of sales (other than depreciation and amortization) declined to 86.5 percent in fiscal 1997 from 87.7 percent in the prior year. The decline resulted from increased shipment volumes partially offset by increased billet costs at the Company's SBQ facility in Cleveland, Ohio and increased conversion costs.

At the Company's mini-mill facilities, the cost to convert scrap to finished steel products rose to $126 per ton in fiscal 1997 compared with $122 per ton in fiscal 1996. Conversion cost at the Company's SBQ facility averaged $69 per ton in fiscal 1997 compared with $64 per ton in fiscal 1996. Scrap raw material costs declined slightly throughout the year averaging $133 per ton for fiscal 1997, down $4 per ton compared with $137 per ton for the prior year.

High quality billet cost at the Company's SBQ facility rose to an average of $359 per ton in fiscal 1997, up $14 per ton from $345 per ton in fiscal 1996. To offset the cost of purchased billets at its SBQ facility, the Company is currently constructing a high quality steel melting facility in Memphis, Tennessee to supply approximately one million tons annually of the SBQ billet requirements. The facility is scheduled for start-up in the fourth quarter of calendar 1997 at an expected capital cost of approximately $210 million.

Depreciation and amortization expense increased in fiscal 1997 to $45,843,000 from $34,701,000 reported last year. This increase was primarily attributable to the recognition of depreciation expense for the Cleveland, Ohio bar mill placed into service in July, 1996 and the assets acquired in Cartersville, Georgia in December, 1996 (see Note 2 to the Consolidated Financial Statements).

Fiscal 1996 compared to fiscal 1995
Cost of sales, (other than depreciation and amortization) as a percentage of net sales, increased in fiscal 1996 compared with fiscal 1995 essentially due to a decline in average steel selling prices, elevated cost of FIFO inventories charged to cost of sales due to production curtailments in fiscal 1996 and increased raw material billet costs at the Company's SBQ facility.

Depreciation and amortization expense increased 7.4 percent in fiscal 1996 compared with fiscal 1995 primarily due to the recognition of depreciation on fixed assets purchased during fiscal 1996 and 1995 and amortization of goodwill associated with the Company's purchase of certain assets of Western Steel Limited and the stock of Richmond Steel Recycling Limited, a subsidiary of Western Steel Limited in fiscal 1996.


Provision for Loss on Mill Modernization Program, Pre-operating/Start-up Costs and Unusual Items

Fiscal 1997 compared to fiscal 1996
Provision for loss on mill modernization program, pre-operating/start-up costs and unusual items amounted to $10,633,000 in fiscal 1997 compared with $23,907,000 for fiscal 1996. The current year charges relate primarily to pre-operating costs at the Company's Memphis, Tennessee melt shop currently under construction and start-up costs associated with the Cleveland, Ohio bar mill which began operations in July 1996, the Joliet rolling mill which began operations in the third quarter of fiscal 1997 and the Cartersville, Georgia facility acquired in December 1996.

The fiscal 1996 charges resulted from a write-off of equipment at the Company's idled Ballard, Washington facility; start-up/pre-operating costs for the bar mill in Cleveland, Ohio, the high quality melting facility in Memphis, Tennessee and the melt shop in Seattle, Washington; the restructuring of the information technology contract with Electronic Data Systems; charges related to reorganization at both the corporate and plant levels and reserves for legal and property cleanup issues at the Company's idled Emeryville, California, Norfolk, Virginia and Prichard, Alabama facilities.

Fiscal 1996 compared to fiscal 1995
For fiscal 1996, the provision for loss on mill modernization program, pre-operating/start-up costs and unusual items amounted to $23,907,000 compared with $1,337,000 in fiscal 1995.


Selling, General and Administrative Expenses ("SG&A")

Fiscal 1997 compared to fiscal 1996
SG&A amounted to $36,670,000 in fiscal 1997, a decline of 2.8 percent from $37,731,000 in fiscal 1996. The decline in SG&A is primarily due to decreased costs in fiscal 1997 associated with the Company's information technology contract with Electronic Data Systems (EDS). The EDS contract was renegotiated in the fourth quarter of fiscal 1996 (see Note 8 to the Consolidated Financial Statements). As a percentage of net sales, SG&A were 3.7 percent in fiscal 1997 compared with 4.5 percent in the prior year.

Fiscal 1996 compared to fiscal 1995
SG&A declined 12.6 percent in fiscal 1996 to $37,731,000 from $43,149,000 reported in fiscal 1995. The favorable decline is due to decreased costs associated primarily with salaries and benefits, partially offset by additional costs under the Company's information technology contract with EDS. As a percentage of net sales, fiscal 1996 SG&A were 4.5 percent, compared with 4.9 percent for fiscal 1995.


Interest Expense

Fiscal 1997 compared to fiscal 1996
Interest expense increased to $20,195,000 in fiscal 1997 compared with $12,036,000 in fiscal 1996. The increase in interest expense is primarily due to increased borrowings on the Company's short-term credit lines during the year and the recognition of interest on the new revolving credit facility completed in March 1997, which replaced the previous short-term credit agreements, and the $150,000,000 private debt placement closed in December 1995. The increase in interest expense was partially offset by capitalized interest on construction projects amounting to $8,848,000 in fiscal 1997 compared with $6,429,000 in fiscal 1996.

Fiscal 1996 compared to fiscal 1995
Interest expense amounted to $12,036,000 in fiscal 1996 compared with $8,889,000 in fiscal 1995. The increase is primarily due to the December, 1995 funding of the $150,000,000 private debt placement and increased debt levels on the Company's short-term lines of credit during the first half of fiscal 1996. Capitalized interest related to construction projects amounted to $6,429,000 in fiscal 1996 compared with $2,076,000 in fiscal 1995.


Income Tax
The Company's effective income tax rate in fiscal 1997 was 41.7 percent compared with 7.7 percent in fiscal 1996. The effective rate in fiscal 1996 reflected the income tax benefit from the fiscal 1996 loss before taxes partially offset by certain permanent differences relating primarily to goodwill amortization. The Company's effective income tax rate in fiscal 1995 was 40.9 percent.


LIQUIDITY AND CAPITAL RESOURCES

Operating Activities
Net cash provided by operating activities in fiscal 1997 was $28.6 million, compared with $50.5 million in fiscal 1996. This decline in operating cash flow is essentially the result of changes in operating assets, primarily accounts receivable, inventories and accounts payable partially offset by increased net income in fiscal 1997. The increases in accounts receivable, inventories and accounts payable are primarily attributable to the operations of the Company's Cartersville, Georgia facility since its acquisition in the second quarter of fiscal 1997.

Investing Activities
Net cash flow used in investing activities was $260.7 million in fiscal 1997, compared with $193.3 million in the prior year. Expenditures related to capital projects increased 15 percent in fiscal 1997 primarily due to the construction of the new melt shop in Memphis, Tennessee.

On November 15, 1996, the Company entered into a Contribution Agreement with Atlantic Steel Industries, Inc. (Atlantic) and IVACO, Inc., the parent of Atlantic, pursuant to which the Company and Atlantic formed Birmingham Southeast, LLC (Birmingham Southeast), a limited liability company owned 85 percent by Birmingham East Coast Holdings, a wholly owned subsidiary of the Company, and 15 percent by a subsidiary of IVACO, Inc. On December 2, 1996, pursuant to the Contribution Agreement, the Company contributed the assets of its Jackson, Mississippi facility to Birmingham Southeast and Birmingham Southeast purchased the assets of Atlantic located in Cartersville, Georgia for $43.3 million in cash and assumed approximately $44.3 million in liabilities (see Note 2 to the Consolidated Financial Statements).

In the current year, the Company made a $9.3 million investment in Pacific Coast Recycling, LLC (Pacific Coast), a joint venture established to operate in southern California as a collector, processor and seller of scrap owned 50 percent by the Company and 50 percent by Raw Materials Development Co., Ltd., an affiliate of Mitsui & Co., Ltd. On December 27, 1996, Pacific Coast completed the purchase of certain assets from the estate of Hiuka America Corporation and its affiliates with a minimum annual scrap processing capacity of approximately 600,000 tons. Pacific Coast is utilizing the facility at the Port of Long Beach to export scrap (see Note 2 to the Consolidated Financial Statements).

In fiscal 1996, the Company acquired certain assets of Western Steel Limited and in a related transaction, Birmingham Recycling Investment Company (BRIC), a wholly-owned subsidiary of the Company, purchased the stock of Richmond Steel Recycling Limited, a subsidiary of Western Steel Limited for a total purchase price of approximately $16.9 million. On December 20, 1996, BRIC sold 50 percent of the stock of Richmond Steel Recycling Limited to SIMSMETAL Canada, Ltd. and recognized a pre-tax gain of approximately $1.7 million (see Note 2 to the Consolidated Financial Statements).

Capital Expenditures
The Company invested approximately $197 million in capital projects during fiscal 1997 primarily related to the Company's mill modernization program. Included in the mill modernization program is the construction of a high quality melting facility in Memphis, Tennessee at an expected capital cost of approximately $210 million, to provide the majority of the billet needs for the Company's SBQ facilities in Cleveland, Ohio. Start-up of the Memphis facility is scheduled for the fourth calendar quarter of 1997. In the third quarter, the Company began start-up operations of its recently upgraded rolling mill in Joliet, Illinois.

Funding for the above mentioned projects will be derived from available cash reserves, net operating cash flow and/or negotiated short-term or long-term financing arrangements.


Financing Activities
Net cash provided by financing activities was $226.4 million in fiscal 1997 compared with $145.1 million in fiscal 1996. In fiscal 1997 the Company completed a $26 million, 30 year tax-free bond financing at Memphis, the proceeds of which will be used to finance certain portions of the Memphis melt shop currently under construction. In March 1997, the Company entered into a five year, $300 million unsecured revolving credit agreement which will be utilized to fund the Company's working capital needs, capital expenditures and for other general corporate purposes. Borrowings under the revolving credit facility bear interest at market rates mutually agreed upon by the Company and the lenders or at other contractual borrowing rates. In the third quarter, $176 million was drawn from the revolving credit facility to repay borrowings under the Company's previous revolving credit arrangements.

On January 23, 1997, the Company issued 1,000,000 additional shares of common stock from treasury in a public offering registered with the Securities and Exchange Commission. The proceeds of $19,188,000 from the offering were used to offset certain payments made by the Company in connection with its acquisition of the assets of Atlantic Steel Industries, Inc. located in Cartersville, Georgia (see Note 2 to the Consolidated Financial Statements).

In fiscal 1996, the Company completed a $15 million, 30 year tax-free bond financing at its Cleveland, Ohio facility and issued $150 million senior debt notes, using a portion of the proceeds to pay down the short-term lines of credit.

Working Capital
Working capital in fiscal 1997 was $228.9 million, compared with $211.6 million in fiscal 1996 and $206.9 million in fiscal 1995.

Outlook
From a long-term prospective, the Company's broad access to capital markets and internal cash flows are expected to be sufficient to provide the capital resources necessary to support increased operating needs and to finance continued growth.

Risk Factors That May Affect Future Operating Results
All forward-looking statements included in this document are based upon information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. It is important to note that the Company's actual results could differ materially from those described or implied in such forward-looking statements. Among the factors that could cause actual results to differ materially are the factors detailed below. In addition, readers should consider the risk factors described from time to time in Company reports filed with the Securities and Exchange Commission.

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

Energy costs are also a significant factor influencing the Company's results. Current reforms in the electric utility industry at the state and federal level are expected to lower energy costs in the long run. However, numerous utilities and political groups are fighting these reforms and states are approaching the reforms in different fashions. The possibility exists, therefore, that the Company could be exposed to energy costs which are less favorable than those available to its competitors. Such a situation could materially affect the Company's performance.

Until completion of the Memphis melt shop, currently under construction, the Company's SBQ division will purchase substantially all of its steel billets from third parties. The cost of these steel billets is the largest element in the cost of the SBQ division's finished products. Thus, the performance of this division, and in turn, the performance of the Company, can be materially affected by changes in the price of the steel billets it buys from third parties.

The Company currently is constructing a new Memphis melt shop to supply billets to the Company's SBQ division and is participating in a joint venture to construct a DRI facility in Louisiana. Delays or cost overruns in either of these projects could materially adversely affect the Company's future results. While both projects are currently on schedule, these projects, like other construction projects, can be affected or delayed by factors such as unusual weather, late equipment deliveries, unforeseen conditions and untimely performance by contractors.

The Company is constantly engaged in the process of evaluating new opportunities to strengthen its long-term business and financial prospects. From time to time, this process may lead the Company to make strategic investments, such as acquisitions and joint ventures, which have the potential to improve the Company's position in the markets in which it currently competes, as well as new markets it may choose to enter. In connection with these investments, the Company may incur, either directly or indirectly, start-up expenses, losses and other charges that may have a material affect on the Company's financial performance.

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

The Company has been advised by the Virginia Department of Waste Management of certain conditions involving the disposal of hazardous materials at the Company's Norfolk, Virginia property which existed prior to the Company's acquisition of the facility. The site has been accepted into Virginia's Voluntary Remediation Program. This program allows regulatory closure upon certification by the Virginia Department of Environmental Quality of the site remediation. The Company was also notified by the Department of Toxic Substances Control (DTSC) of the Environmental Protection Agency of the State of California of certain environmental conditions regarding its property in Emeryville, California. The Company has performed environmental assessments of these sites and developed work plans for remediation of the properties for approval by the applicable regulatory agencies. The remediation plan for the Emeryville site was approved by DTSC, and the Company recently received letters from DTSC confirming that the site has been remediated in accordance with the approved remedial implementation plan. The Company has also received an approved remedial completion report.

As part of its ongoing environmental compliance and monitoring programs, the Company is voluntarily developing work plans for environmental conditions involving certain of its operating facilities and properties which are held for sale. Based upon the Company's study of the known conditions and its prior experience in investigating and correcting environmental conditions, the Company estimates that the potential costs of these site restoration and remediation efforts may range from $2,400,000 to $4,200,000. Approximately $2,257,000 of these costs is recorded in accrued liabilities at June 30, 1997. The remaining costs principally consist of site restoration and environmental exit costs to ready the idle facilities for sale, and have been considered in determining whether the carrying amounts of the properties exceed their net realizable values. These expenditures are expected to be made in the next two years if the necessary regulatory agency approvals of the Company's work plans are obtained. Though the Company believes it has adequately provided for the cost of all known environmental conditions, the applicable regulatory agencies could insist upon different and more costly remediative measures than those the Company believes are adequate or required by existing law. Additionally, if other environmental conditions requiring remediation are discovered, site restoration costs could exceed the Company's estimates. Except as stated above, the Company believes that it is currently in compliance with all known material and applicable environmental regulations.


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

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          BIRMINGHAM STEEL CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                    (in thousands, except number of shares)


                                                               June 30,
                                                    ----------------------------
                                                        1997            1996
                                                    ------------   -------------
ASSETS
Current assets:
  Cash and cash equivalents                          $       959    $     6,663
  Accounts receivable, net of allowance for
    doubtful accounts of $1,797 at June 30, 1997;
    $1,554 at June 30, 1996                              129,476        111,565
  Inventories                                            208,595        196,752
  Other                                                   27,834         13,013
                                                     -----------    -----------
       Total current assets                              366,864        327,993

Property, plant and equipment
  (including property and equipment,
  net, held for disposition  of  $19,568
  and  $18,210  at June 30,  1997  and
  June 30, 1996, respectively):
  Land and buildings                                     199,363        123,465
  Machinery and equipment                                572,802        376,744
  Construction in progress                               162,957        178,011
                                                     -----------    -----------
                                                         935,122        678,220
  Less accumulated depreciation                         (173,554)      (134,196)
                                                     -----------    -----------
       Net property, plant and
        equipment                                        761,568        544,024

Excess of cost over net assets
  acquired                                                50,089         46,077
Other assets                                              32,468          9,893
                                                     -----------    -----------

       Total assets                                  $ 1,210,989    $   927,987
                                                     ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                   $    94,273    $    83,226
  Accrued operating expenses                               7,503          5,936
  Accrued payroll expenses                                 7,387          6,888
  Income taxes payable                                       170            369
  Other accrued liabilities                               28,649         19,979
                                                     -----------    -----------
       Total current liabilities                         137,982        116,398

Deferred income taxes                                     54,352         50,292

Deferred compensation                                      5,933          5,606

Long-term debt less current portion                      526,056        307,500

Minority interest in subsidiary                           15,118              -

Commitments and contingencies                                  -              -

Stockholders' equity:
  Preferred stock, par value $.01;
   authorized: 5,000,000 shares                                -              -
  Common stock, par value $.01;
   authorized: 75,000,000 shares;
    issued and outstanding: 29,735,815
    at June 30, 1997 and 29,679,761
    at June 30, 1996                                         297            297
  Additional paid-in capital                             331,139        331,430
  Treasury stock, 55,342 and 1,070,727
    shares at June 30, 1997 and
    June 30, 1996, respectively, at cost                    (996)       (21,148)
  Unearned compensation                                   (1,425)        (2,165)
  Retained earnings                                      142,533        139,777
                                                     -----------    -----------
       Total stockholders' equity
                                                         471,548        448,191
                                                     -----------    -----------

       Total liabilities and stockholders' equity    $ 1,210,989    $   927,987
                                                     ===========    ===========

                            See accompanying notes.

                          BIRMINGHAM STEEL CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)



                                               For the Years Ended June 30,
                                            ------------------------------------

                                               1997         1996         1995
                                            ----------   ----------   ----------
Net sales                                    $ 978,948    $ 832,489    $ 885,553

Cost of sales:
  Other than depreciation
     and amortization                          846,910      730,447      723,558
  Depreciation and amortization                 45,843       34,701       32,310
                                             ---------    ---------    ---------

  Gross profit                                  86,195       67,341      129,685

Provision for loss on mill modernization
   program, pre-operating/startup costs
   and unusual items                            10,633       23,907        1,337
Selling, general and administrative             36,670       37,731       43,149
Interest                                        20,195       12,036        8,889
                                             ---------    ---------    ---------

                                                18,697       (6,333)      76,310

Other income, net                                3,694        3,975        9,443
Minority interest in loss of subsidiary          2,347            -            -
                                             ---------    ---------    ---------

Income (loss) before income taxes               24,738       (2,358)      85,753

Provision for (benefit from) income taxes       10,321         (181)      35,104
                                             ---------    ---------    ---------

   Net income (loss)                         $  14,417    $  (2,177)   $  50,649
                                             =========    =========    =========

Weighted average shares outstanding             29,091       28,566       29,162
                                             =========    =========    =========

Earnings (loss) per share:

   Net income (loss)                         $    0.50    $   (0.08)   $    1.74
                                             =========    =========    =========


                            See accompanying notes.

                          BIRMINGHAM STEEL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                               For the Years Ended June 30,
                                             ----------------------------------
                                                 1997        1996        1995
                                             ----------   ----------  ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                           $  14,417   $  (2,177)  $  50,649
  Adjustments to reconcile net
     income (loss) to net cash provided
     by operating activities:
      Depreciation and amortization              45,843      34,701      32,310
      Provision for doubtful accounts
        receivable                                   83         418         540
      Deferred income taxes                       4,343      (4,150)     10,537
      Minority interest in loss of
        subsidiary                               (2,347)          -           -
      Gain on sale of 50% equity in
        scrap subsidiary                         (1,746)          -           -
      Loss from equity investments                1,566           -           -
      Write-down of equipment and
        other assets                                  -      13,269       1,337
      Other                                       2,451       3,829       4,204

  Changes in operating  assets and
     liabilities,  net of effects
     from  business acquisitions:
      Accounts receivable                       (19,400)        847       4,400
      Inventories                                15,366     (23,291)    (47,808)
      Prepaid expenses                             (197)       (236)         47
      Other current assets                      (13,691)      2,378      (7,546)
      Accounts payable                           (4,375)     16,113      23,836
      Income taxes payable                         (254)       (213)     (2,910)
      Other accrued liabilities                 (13,779)      8,655       2,533
      Deferred compensation                         327         381         709
                                              ---------   ---------   ---------

      Net cash provided by operating
        activities                               28,607      50,524      72,838

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and
    equipment                                  (196,980)   (171,778)    (76,193)
  Payments for business acquisitions            (43,309)    (16,916)    (11,374)
  Proceeds from sale of 50% of scrap
    subsidiary                                    5,372           -           -
  Investment in scrap subsidiaries               (9,300)          -           -
  Net proceeds from sale of mine roof
    bolt business unit                                -           -      15,542
  Proceeds from disposal of property,
    plant and equipment                             195         219         615
  Additions to other non-current assets         (19,154)     (5,489)     (2,935)
  Reductions in other non-current assets          2,472         672         394
                                              ---------   ---------   ---------

      Net cash used in investing activities    (260,704)   (193,292)    (73,951)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net short-term borrowings and repayments            -      (8,020)      8,020
  Proceeds from issuance of long-term debt      797,785     165,000           -
  Payments of long-term debt                   (579,229)          -           -
  Proceeds from issuance of common stock            310         105       2,150
  Issuance of stock from treasury                19,188           -           -
  Purchase of treasury stock                          -        (540)    (21,974)
  Cash dividends paid                           (11,661)    (11,425)    (11,688)
                                              ---------   ---------   ---------

      Net cash provided by (used in)
        financing activities                    226,393     145,120     (23,492)
                                              ---------   ---------   ---------

Net increase (decrease) in cash and
  cash equivalents                               (5,704)      2,352     (24,605)

Cash and cash equivalents at:
  Beginning of period                             6,663       4,311      28,916
                                              ---------   ---------   ---------

  End of period                               $     959   $   6,663   $   4,311
                                              =========   =========   =========


Supplemental cash flow disclosures:
  Cash paid during the period for:
    Interest (net of amounts capitalized)     $  19,383   $  11,500   $   8,611
    Income taxes                                 13,808       5,570      31,646




                             See accompanying notes.



                                                           BIRMINGHAM STEEL CORPORATION
                                              CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                    (in thousands, except share and per share data)




                                                      For the Years Ended June 30, 1997, 1996 and 1995
                             ----------------------------------------------------------------------------------------------------

                                  Common Stock                       Treasury Stock
                             ---------------------  Additional    --------------------                                  Total
                                                      Paid-in                              Unearned       Retained  Stockholders'
                               Shares      Amount     Capital       Shares     Amount    Compensation     Earnings     Equity
                             ----------  ---------   ---------    ----------  --------   ------------    ---------  ------------


Balances at June 30, 1994    29,389,174  $    294    $ 327,285            -   $      -      $  (2,947)   $ 114,417    $ 439,049

Options exercised, net of
 tax benefit                    205,112         2        3,205        3,044         65           (792)           -        2,480

Purchase of treasury stock            -         -            -   (1,101,400)   (21,974)             -            -      (21,974)

Reduction of unearned
 compensation                         -         -            -            -          -          1,202            -        1,202

Net income                            -         -            -            -          -              -       50,649       50,649

Cash dividends declared,
  $.40 per share                      -         -            -            -          -              -      (11,687)     (11,687)

                            -----------  ---------   ---------   -----------   --------   ------------    ---------    ----------

Balances at June 30, 1995    29,594,286       296      330,490   (1,098,356)   (21,909)        (2,537)     153,379      459,719

Options exercised, net of
 tax benefit                     85,475         1          940       60,929      1,301         (1,413)           -          829

Purchase of treasury stock            -         -            -      (33,300)      (540)             -            -         (540)

Reduction of unearned
 compensation                         -         -            -            -          -          1,785            -        1,785

Net loss                              -         -            -            -          -              -       (2,177)      (2,177)

Cash dividends declared,
  $.40 per share                      -         -            -            -          -              -      (11,425)     (11,425)

                            -----------  ---------   ---------   -----------   --------   ------------    ---------    ----------

Balances at June 30, 1996    29,679,761       297      331,430    (1,070,727)  (21,148)        (2,165)     139,777      448,191

Options exercised, net of
 tax benefit                     56,054         -          359        15,385       314           (541)           -          132

Public Offering                       -         -         (650)    1,000,000    19,838              -            -       19,188

Reduction of unearned
 compensation                         -         -            -             -         -          1,281            -        1,281

Net income                            -         -            -             -         -              -       14,417       14,417

Cash dividends declared,
  $.40 per share                      -         -            -             -         -              -      (11,661)     (11,661)

                            -----------  ---------   ---------   -----------   --------    -----------    ---------    ----------

Balances at June 30, 1997    29,735,815  $    297    $ 331,139       (55,342)  $  (996)     $  (1,425)   $ 142,533    $ 471,548
                            ===========  =========   =========   ===========   ========    ===========    =========    ==========

                                                                            See accompanying notes.

                          BIRMINGHAM STEEL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          June 30, 1997, 1996 and 1995



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


Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated.


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


Property, plant and equipment

Property, plant and equipment are stated at cost. Depreciation is provided using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes. Estimated useful lives range from ten to thirty years for buildings and from five to twenty-five years for machinery and equipment.


Excess of cost over net assets acquired

The excess of cost over net assets acquired (goodwill) is amortized on a straight-line basis over periods not exceeding twenty years. Accumulated amortization was approximately $10,377,000 and $6,663,000 at June 30, 1997 and 1996, respectively.


Long-lived assets

Effective in the first quarter of fiscal 1997, the Company adopted the provisions of Financial Accounting Standards Board Statement No. 121 which requires impairment losses to be recorded on long-lived assets used in operations, including goodwill, when impairment indicators are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement No. 121 also requires that long-lived assets held for disposal be valued at the lower of carrying amount or fair value less cost to sell. The adoption of Statement No. 121 had no material effect on earnings or asset values.


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


2. Business Acquisitions and Joint Ventures

On November 15, 1996, the Company entered into a Contribution Agreement with Atlantic Steel Industries, Inc. (Atlantic) and IVACO, Inc., the parent of Atlantic, pursuant to which the Company and Atlantic formed Birmingham Southeast, LLC (Birmingham Southeast), a limited liability company owned 85 percent by Birmingham East Coast Holdings, a wholly owned subsidiary of the Company, and 15 percent by a subsidiary of IVACO, Inc. On December 2, 1996, pursuant to the Contribution Agreement the Company contributed the assets of its Jackson, Mississippi facility to Birmingham Southeast which had no impact on the accompanying consolidated financial statements. Birmingham Southeast then purchased the operating assets of Atlantic located in Cartersville, Georgia for $43,309,000 in cash and assumed liabilities approximating $44,257,000. The purchase price has been allocated to the assets and liabilities of the Company as follows (in thousands):

               Current assets                        $31,667
               Property, plant & equipment            63,400
               Other non-current assets,
                   primarily goodwill                  9,964
                                                     --------
               Total assets acquired                 105,031
               Fair value of liabilities
                   assumed                           (44,257)
               Minority interest                     (17,465)
                                                     --------
                    Total purchase price             $43,309
                                                     ========

The non-cash financing and investing activities related to the purchase of the Cartersville, Georgia assets have been excluded from the statement of cash flows. Pro forma results for fiscal 1997 would not be materially different from the amounts reported in the Company's consolidated statements of operations if the acquisition had occurred as of the beginning of the period.

On September 18, 1996, the Company entered into an agreement with Raw Materials Development Co., Ltd., an affiliate of Mitsui & Co., Ltd. forming Pacific Coast Recycling, LLC (Pacific Coast), a 50/50 joint venture established to operate in southern California as a collector, processor and seller of scrap. The Company made equity investments in Pacific Coast of approximately $7,500,000 on December 27, 1996 and $1,750,000 on January 23, 1997. Pacific Coast is accounted for using the equity method. On December 27, 1996, Pacific Coast purchased certain assets from the estate of Hiuka America Corporation and its affiliates with a minimum annual scrap processing capacity of approximately 600,000 tons. Pacific Coast is utilizing the facility at the Port of Long Beach to export scrap. At June 30, 1997, the Company had current and non-current loans outstanding to Pacific Coast in the amount of $7,300,000 and $10,000,000 respectively.

On August 30, 1996, the Company entered into an Equity Contribution Agreement with American Iron Reduction, L.L.C. (AIR), a 50 percent owned subsidiary of the Company, for the purpose of constructing a direct reduced iron (DRI) facility in Louisiana. Under the Equity Contribution Agreement, the Company is required to make an equity contribution to AIR of not less than $20,000,000 and not more than $27,500,000 upon completion of the DRI facility, which is expected to be completed in the first quarter of calendar year 1998. The Company also entered into a DRI Purchase Agreement with AIR on August 30, 1996, whereby the Company will purchase a minimum of 600,000 metric tons of DRI annually. The DRI purchased will be utilized primarily at the Memphis melt shop as a substitute for premium, low-residual scrap.

On August 8, 1995, the Company purchased certain assets of Western Steel Limited, a subsidiary of IPSCO Inc., located in Calgary, Alberta, Canada for a purchase price of approximately $11,206,000. On December 13, 1995, Birmingham Recycling Investment Company (BRIC), a wholly owned subsidiary of the Company, completed a related transaction when it purchased the stock of Richmond Steel Recycling Limited (RSR), a scrap processing facility and subsidiary of Western Steel Limited, located in Richmond, British Columbia, Canada. On December 20, 1996, BRIC sold 50 percent of the stock of RSR to SIMSMETAL Canada, Ltd. and recognized a pre-tax gain, included in other income, of approximately $1,746,000. RSR is accounted for under the equity method. At June 30, 1997, the Company had current loans outstanding to RSR in the amount of $1,738,000.

On December 31, 1994, the Company purchased Port Everglades Steel Corporation (PESCO), a steel distribution company headquartered in Fort Lauderdale, Florida for $11,400,000 in cash and assumption of liabilities of $3,100,000. The purchase price has been allocated to the assets and liabilities of PESCO based upon their estimated fair values. Pro forma results for fiscal 1995 would not be materially different from the amounts reported in the Company's consolidated statements of operations if the acquisition had occurred as of the beginning of the period.


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


4. Inventories

Inventories were valued as summarized in the following table (in thousands):

                                                    Year Ended June 30,
                                                   ----------------------
                                                     1997          1996
                                                   --------      --------
      At lower of cost (first-in, first-out)
       or market:
            Raw materials and mill supplies        $ 51,832      $ 37,871
            Work-in-progress                         71,693        95,423
            Finished goods                           85,070        63,458
                                                   --------      --------
                                                   $208,595      $196,752
                                                   ========      ========


5. Property, Plant and Equipment

Capital  expenditures  totaled  $196,980,000,  $171,823,000  and  $77,670,000 in fiscal 1997, 1996 and 1995, respectively, excluding amounts relating to business acquisitions. At June 30, 1997, the estimated costs to complete authorized projects under construction amounted to $70,817,000.

The Company capitalized interest of $8,848,000, $6,429,000 and $2,076,000 in fiscal 1997, 1996 and 1995, respectively, related to qualifying assets under construction. Total interest incurred, including amounts capitalized during these same periods, was $29,043,000, $18,465,000 and $10,965,000 respectively.

The aggregate carrying values of the idle facilities held for sale amounted to $19,568,000 and $18,210,000 at June 30, 1997 and 1996, respectively. The facilities are valued at the lower of their carrying value or their fair value less cost to sell (primarily estimated site restoration and other costs of disposal) (see Notes 12 and 13).


6. Short-Term Borrowing Arrangements

In March 1997, the Company entered into a five year, unsecured revolving credit agreement whereby the Company may borrow up to $300,000,000 with interest at market rates mutually agreed upon by the Company and the lenders or at other contractual borrowing rates. Aggregate proceeds of $175,874,000 from the new long-term credit agreement were used to repay borrowings under the Company's previous revolving short-term credit arrangements.

Under a line of credit arrangement for short-term borrowings, the Company may borrow up to $15,000,000 with interest at market rates mutually agreed upon by the Company and the lender. The full line of credit was available under this facility at June 30, 1997.

The following information relates to the Company's borrowings under short-term credit facilities during the years ended June 30, 1997, 1996 and 1995 (in thousands):

                                             For the Years Ended June 30,
                                         ----------------------------------
                                            1997        1996          1995
                                         ---------    --------     --------
        Maximum amount outstanding        $180,374    $ 96,326     $ 18,230
        Average amount outstanding        $ 79,956    $ 45,490     $    506
        Weighted average interest rate         5.8%        6.3%         6.6%


7.  Long-Term Debt

Long-term debt consists of the following (in thousands):
                                                             June 30,
                                                       -------------------
                                                         1997       1996
                                                       --------   --------
               Senior  unsecured  notes,
                $130,000  and  $150,000
                face  amount, interest at
                7.28% and 7.05% respectively,
                payable 2001 through December 2005     $280,000   $280,000

               $300,000 Revolving Line of Credit        192,556          -

               Capital lease  obligations,
                interest rates principally ranging
                from 43% to 45% of bank prime,
                payable in 1999 and 2001                 12,500     12,500

               Industrial Revenue Bonds,
                interest rates principally ranging
                from 44% to 45% of bank prime,
                payable in 2025 and 2026                 41,000     15,000
                                                       --------   --------
                                                       $526,056   $307,500
                                                       ========   ========

The aggregate fair value of the Company's long-term debt obligations approximates their carrying value at June 30, 1997. The fair value of the Company's senior secured notes is estimated using discounted cash flow analysis, based on the Company's incremental borrowing rates for similar types of borrowings.


Future maturities of long-term debt are as follows (in thousands):

                                  Capital        Other
        Fiscal                     Lease       Long-term
         Year                   Obligations       Debt        Total
                                -----------    ---------     --------
        1998                     $    539       $      -     $    539
        1999                          539              -          539
        2000                       10,325              -       10,325
        2001                          107              -          107
        2002                        2,554        218,556      221,110
        Thereafter                      -        295,000      295,000
                                 --------       --------     --------
                                   14,064        513,556      527,620
        Less amount representing
         interest                  (1,564)             -       (1,564)
                                 --------       --------     --------
                                 $ 12,500       $513,556     $526,056
                                 ========       ========     ========

Property,plant and equipment with a net book value of $3,490,000 is pledged as collateral on the capital lease obligations. The long-term debt obligations contain restrictive covenants, including debt restrictions and requirements to maintain working capital and debt to tangible net worth ratios.


8. Commitments

The Company leases office space and certain production equipment under operating lease agreements. The following is a schedule by year of future minimum rental payments, net of minimum rentals on subleases, required under operating leases that have initial lease terms in excess of one year as of June 30, 1997 (in thousands):

       Fiscal
        Year
       ------
        1998                                           $   944
        1999                                               592
        2000                                               541
        2001                                               425
        2002                                               410
        Thereafter                                         550
                                                       -------
                                                       $ 3,462
                                                       =======

Rental expense under operating lease agreements was $1,155,000, $1,082,000 and $1,281,000 in fiscal 1997, 1996 and 1995, respectively.

In April 1995 the Company entered into a ten year contract with Electronic Data Systems (EDS), an information management and consulting firm. In April 1996 the contract with EDS was renegotiated. Under the existing ten year contract, EDS will provide information systems development, technical support and consulting services to the Company. Future minimum payments under the contract are $2,600,000 per year.


9. Income Taxes

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows (in thousands):

                                                   June 30,
                                              --------------------
                                                1997         1996
                                              -------      -------
        Deferred tax liabilities:
         Tax depreciation in excess of
          book depreciation                   $69,623      $62,138

        Deferred tax assets:
         NOL carryforward                       3,938        3,781
         AMT credit carryforwards               7,204        6,333
         Deferred compensation                  2,255        2,154
         Worker's compensation                  1,873        1,708
         Other accrued liabilities              2,453          605
                                              -------      -------
             Total deferred tax assets         17,723       14,581
                                              -------      -------
       Net deferred tax liabilities           $51,900      $47,557
                                              =======      =======

Deferred  tax  assets  and   liabilities   are  classified  as  follows  in  the
accompanying consolidated balance sheets (in thousands):

                                                      June 30,
                                              ---------------------
                                                1997         1996
                                              -------      --------

       Included in other current assets       $(2,452)     $(2,735)
       Non-current deferred tax liability      54,352       50,292
                                              --------     --------
                                              $51,900      $47,557
                                              ========     ========

At June 30, 1997, the Company has net operating loss carryforwards for federal income tax purposes of $10,452,000 that expire in years 2005 through 2006.

The provisions for income taxes consisted of the following (in thousands):

                                      For the Years Ended June 30,
                                   --------------------------------
                                     1997        1996         1995
                                   -------     -------      -------
     Current:
       Federal                     $ 5,774     $ 3,517      $19,674
       State                            34         506        4,893
       Foreign                         170         (54)           -
                                   -------     -------      -------
                                     5,978       3,969       24,567
     Deferred:
       Federal                       2,525      (3,596)       9,001
       State                         1,818        (554)       1,536
                                   -------     -------      -------
                                     4,343      (4,150)      10,537
                                   -------     -------      -------
                                   $10,321     $  (181)     $35,104
                                   =======     =======      =======


The provisions for income taxes differ from the statutory tax amounts as follows (in thousands):
                                         For the Years Ended June 30,
                                       --------------------------------
                                         1997        1996         1995
                                       -------    --------      -------
         Tax at maximum enacted
          statutory rates during
          the year                     $ 8,411    $   (761)     $30,014
         State income taxes-net          1,204         (31)       4,179
         Foreign                           170         (54)           -
         Other                             536         665          911
                                       -------    --------      -------
                                       $10,321    $   (181)     $35,104
                                       =======    ========      =======


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

The Birmingham Steel Corporation 1990 Management Incentive Plan provides for awards of incentive and non-qualified stock options, stock appreciation rights, common stock of the Company and cash for certain performance achievements. The options issued as part of the plan are exercisable in annual installments over three to five years from the date of grant. The shares of restricted stock issued vest in annual installments over three to four years from the dates of the grant. No stock appreciation rights have been issued.

In August 1995, the Company established the Birmingham Steel Corporation 1995 Stock Accumulation Plan. The Plan provides for the purchase of restricted stock, vesting in three years, to participants in lieu of a portion of their cash compensation. The Company has reserved 500,000 shares of common stock for stock grants under the Stock Accumulation Plan.

In June 1996, the Company established the 1996 Director Stock Option Plan to provide stock based compensation to non-employee directors of the Company. The Company has reserved 100,000 shares of common stock for issuance under the plan. The options issued as part of this plan are exercisable one year from the date of grant of the options.

The Birmingham Steel Corporation 1997 Management Incentive Plan, adopted by the Board of Directors but not yet approved by the Stockholders, provides for awards of incentive and non-qualified stock options, stock appreciation rights, common stock of the Company, and cash for certain performance achievements. The Company has reserved 900,000 shares of common stock for issuance under this plan. To date, no stock-based compensation awards have been granted under this plan.

The Company records stock-based compensation under the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB
25) and related Interpretations. An alternative method of accounting exists under FASB Statement No. 123, "Accounting for Stock-Based Compensation," which requires the use of option valuation models; however, these models were not developed for use in valuing employee stock compensation awards. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. The Company recognizes compensation expense on grants of restricted stock and stock grants under the Stock Accumulation Plan based on the fair market value of the stock on the date of grant amortized over the vesting period. Total compensation expense recognized in the income statement for stock-based employee compensation awards was $747,000 and $1,455,000 in 1997 and 1996, respectively.

Pro forma information for 1997 and 1996 regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock compensation awards described above under the fair value method of that Statement. The fair value for these awards was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for both 1997 and 1996: risk free interest rate of 6.25%; dividend yield of 1.96%; volatility factor of the expected market price of the Company's common stock of .75; and a weighted average expected life of five years for incentive and non-qualified stock options, four years for restricted stock awards and three years for stock purchases under the Stock Accumulation Plan.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock compensation awards have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock compensation awards.

For purposes of pro forma disclosures, the estimated fair value of the stock compensation awards is amortized to expense over the appropriate vesting period. The effect on results of operations and earnings (loss) per share is not expected to be indicative of the effects on the results of operations and earnings per share in future years. The pro forma calculations include stock compensation awards made in fiscal 1997 and 1996 only. The Company's pro forma information follows (in thousands except for earnings per share information):

                                                  1997           1996
                                                 -------       -------
     Pro forma net income (loss)                 $13,375       $(2,372)
     Pro forma earnings (loss) per share             .46          (.08)

A summary of the Company's stock option activity, and related information for the years ended June 30 is as follows:

                               1997               1996               1995
                        ------------------  ------------------  ----------------
                                 Weighted            Weighted           Weighted
                                 Average             Average            Average
                                 Exercise            Exercise           Exercise
                        Options    Price    Options   Price     Options  Price
                        ------------------  ------------------  ----------------
Outstanding-beginning
 of year                445,212   $15.42    435,270   $14.65    573,325  $14.09
Granted                 543,000    16.70    100,000    17.13          -       -
Exercised               (35,054)    8.85    (73,635)   13.05   (134,732)  12.13
Canceled               (101,282)   16.62    (16,423)   16.21     (3,323)  21.19
Outstanding-end
 of year                851,876    16.35     445,212   15.42    435,270   14.65
Exercisable at end
 of year                385,919    15.81     343,963   14.86    371,274   14.19
Weighted-average
 fair value of options
 granted during year      $9.71                $9.94                  -


Exercise prices for options outstanding as of June 30, 1997 ranged from $9.08 to $31.88. The weighted average remaining contractual life of those options is approximately 7 years. At June 30, 1997, a total of 234,749 shares were reserved for issuance under the 1986 Stock Option Plan, and there were no additional shares available for future grants from this plan. A total of 421,851 shares were reserved for issuance from options granted under the 1990 Management Incentive Plan. A total of 12,000 shares were reserved for issuance under the Director Stock Option Plan.

The Company granted 24,500 and 64,000 shares in 1997 and 1996, respectively, of restricted stock under the 1990 Management Incentive Plan. The weighted average fair value of these awards was $16.41 in 1997 and $15.91 in 1996. At June 30, 1997, 251,000 of these shares were vested. An additional 151,899 shares were available for future grant under the 1990 Management Incentive Plan.

The Company issued 25,989 and 63,283 shares in 1997 and 1996, respectively, under the Stock Accumulation Plan. The weighted average fair value of these awards was $9.17 in 1997 and $10.29 in 1996. At June 30, 1997, none of these shares were vested and 420,642 shares were available for future grant.


11. Deferred Compensation and Employee Benefits

The Company recognized expenses of approximately $2,934,000, $2,844,000 and $3,064,000 in fiscal 1997, 1996 and 1995, respectively, in connection with a defined contribution plan to which non-union employees contribute and the Company makes discretionary and matching contributions based on employee compensation.

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

The Company has been advised by the Virginia Department of Waste Management of certain conditions involving the disposal of hazardous materials at the Company's Norfolk, Virginia property which existed prior to the Company's acquisition of the facility. The site has been accepted into Virginia's Voluntary Remediation Program. This program allows regulatory closure upon certification by the Virginia Department of Environmental Quality of the site remediation. The Company was also notified by the Department of Toxic Substances Control (DTSC) of the Environmental Protection Agency of the State of California of certain environmental conditions regarding its property in Emeryville, California. The Company has performed environmental assessments of these sites and developed work plans for remediation of the properties for approval by the applicable regulatory agencies. The remediation plan for the Emeryville site was approved by DTSC, and the Company recently received letters from DTSC confirming that the site has been remediated in accordance with the approved remedial implementation plan. The Company has also received an approved remedial completion report.

As part of its ongoing environmental compliance and monitoring programs, the Company is voluntarily developing work plans for environmental conditions involving certain of its operating facilities and properties which are held for sale. Based upon the Company's study of the known conditions and its prior experience in investigating and correcting environmental conditions, the Company estimates that the potential costs of these site restoration and remediation efforts may range from $2,400,000 to $4,200,000. Approximately $2,257,000 of these costs is recorded in accrued liabilities at June 30, 1997. The remaining costs principally consist of site restoration and environmental exit costs to ready the idle facilities for sale, and have been considered in determining whether the carrying amounts of the properties exceed their net realizable values. These expenditures are expected to be made in the next two years if the necessary regulatory agency approvals of the Company's work plans are obtained. Though the Company believes it has adequately provided for the cost of all known environmental conditions, the applicable regulatory agencies could insist upon different and more costly remediative measures than those the Company believes are adequate or required by existing law. Additionally, if other environmental conditions requiring remediation are discovered, site restoration costs could exceed the Company's estimates. Except as stated above, the Company believes that it is currently in compliance with all known material and applicable environmental regulations.


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


13. Disposition of Idle Facilities

In fiscal 1995, the Company entered into an agreement to sell the real property at its idle facility in Ballard, Washington. In December 1995 the Company incurred a write-off of $2,055,000, which is included in the provision for loss on mill modernization program, primarily related to the equipment at the Ballard facility after termination of the sales contract on the equipment. In August 1995 the Company completed the exchange of the idle Kent, Washington facility and other property at the Seattle, Washington steel-making facility with the Port of Seattle for property owned by the Port which will be used in the Company's Seattle operations. No gain or loss was recognized as a result of the transaction.


14. Provision for Loss on Mill Modernization Program, Pre-Operating/ Start-up Costs and Unusual Items

The provision for loss on mill modernization program, pre-operating/start-up costs and unusual items in the accompanying financial statements consists of the following (in thousands):

                                                  Year Ended June 30,
                                                 -----------------------
                                                   1997            1996
                                                 -------         -------
        Pre-operating/start-up expenses          $10,633         $ 8,409
        Equipment write-downs                          -           6,580
        Property cleanup reserves                      -           1,700
        Restructuring of EDS contract                  -           4,522
        Severance/reorganization costs                 -           1,064
        Other                                          -           1,632
                                                 -------         -------
          Total                                  $10,633         $23,907
                                                 =======         =======

Pre-operating/start-up costs consist of non-capitalized costs incurred prior to a facility reaching commercial production levels.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Birmingham Steel Corporation

We have audited the accompanying consolidated balance sheets of Birmingham Steel Corporation as of June 30, 1997 and 1996, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended June 30, 1997. Our audits also included the financial statement schedule listed in the index at Item 14(a)2. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Birmingham Steel Corporation at June 30, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



/s/Ernst & Young LLP
---------------------------
Ernst & Young LLP

Birmingham, Alabama
August 6, 1997

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None


PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information contained on pages 4, 5 and 6 of Birmingham Steel Corporation's Proxy Statement dated September 12, 1997, with respect to directors and executive officers of the Company, is incorporated herein by reference in response to this item.

ITEM 11.  EXECUTIVE COMPENSATION

The information contained on pages 6 through 13 of Birmingham Steel Corporation's Proxy Statement dated September 12, 1997, with respect to directors and executive officers of the Company, is incorporated herein by reference in response to this item.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information contained on pages 1, 2 and 3 of Birmingham Steel Corporation's Proxy Statement dated September 12, 1997, with respect to directors and executive officers of the Company is incorporated herein by reference in response to this item.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained on pages 13 and 14 of Birmingham Steel Corporation's Proxy Statement dated September 12, 1997, with respect to certain relationships and related transactions is incorporated herein by reference in response to this item.


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


ITEM 14 (a) 1. INDEX TO CONSOLIDATED STATEMENTS COVERED BY REPORT OF INDEPENDENT AUDITORS

The following consolidated financial statements of Birmingham Steel Corporation are included in Item 8:

Consolidated Balance Sheets-June 30, 1997 and 1996

Consolidated Statements of Operations-Years ended June 30, 1997, 1996 and 1995

Consolidated Statements of Changes in Stockholders' Equity-Years ended June 30, 1997, 1996 and 1995

Consolidated Statements of Cash Flows-Years ended June 30, 1997, 1996 and 1995

Notes to Consolidated Financial Statements-June 30, 1997, 1996 and 1995

Report of Independent Auditors


ITEM 14 (a) 2.  INDEX TO CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statement schedules are included in item 14
(d) of this report.


Form 10-K
Schedules          Description
-----------    -------------------------------------
II                Valuation and Qualifying Accounts


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

Exhibit           Description of Exhibits

3.1 Restated Certificate of Incorporation of the Registrant (incorporated by reference from Form 8-A, Exhibit 2.2, filed November 16, 1986)

3.2.1 By-laws of the Registrant (incorporated by reference from Form 10-K for the fiscal year ended June 30, 1986,Exhibit 3.2)

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

4.3 Shareholder Rights Plan of Registrant (incorporated by reference from Form 8-K filed January 23, 1996).

4.4 Reimbursement Agreement, dated as of October 1, 1996, between Birmingham Steel Corporation and PNC Bank, Kentucky, Inc. (incorporated by reference from Form 10-Q for quarter ended December 31, 1996, exhibit 4.1)


10.1              1986  Stock  Option  Plan  of   Registrant,   as  amended
                  (incorporated by reference from Registration Statement on Form S-8 (No. 33-16648), filed August 20, 1987)**

10.2 Amended and Restated Management Security Plan, effective January 1, 1994 (incorporated by reference from Form 10-K for year ended June 30, 1994, Exhibit 10.2)**

10.3 Steel Billet Sale and Purchase Master Agreement between American Steel & Wire Corporation and QIT-Fer et Titane, Inc. dated July 1, 1994 (incorporated by reference from Form
                  10-K for year ended June 30, 1995, Exhibit 10.3)

10.4 Supply Agreement, dated as of August 2, 1985, among MC Acquisition Corp., Birmingham Bolt Company, Inc., Magna Corporation, Contractors Material Co., Inc., and Hackney Steel Co., Inc. (incorporated by reference from Registration Statement No. 33-945, Exhibit 10.6.3, filed November 20, 1985)

10.5 1989 Non-Union Employees' Stock Option Plan of the Registrant (incorporated by reference from a Registration Statement on Form S-8, Registration No. 33-30848, filed August 31, 1989,
                  Exhibit 4.1)**

10.6 Restated Non-Union Employees' 401(k) Plan restated as of January 1, 1990 (incorporated by reference from Post-Effective Amendment No. 1 to Form S-8, Registration No. 33-23563, filed July 12, 1990, Exhibit 4.1)**

10.7 Special Severance Benefits Plan of the Registrant(incorporated by reference from the Annual Report on Form 10-K for the Year ended June 30, 1989, Exhibit 10.12)**

10.8 Lease Agreement, as amended, dated July 13, 1993 between Torchmark Development Corporation and Birmingham Steel Corporation (incorporated by reference from Annual Report on Form 10-K for year ended June 30, 1993, Exhibit 10.12)

10.8.1 Third Amendment to Lease Agreement, dated November 30, 1993, between Torchmark Development Corporation and Birmingham Steel Corporation *

10.8.2 Fourth Amendment to Lease Agreement, dated June 13, 1994, between Torchmark Development Corporation and Birmingham Steel Corporation *

10.8.3 Fifth Amendment to Lease Agreement, dated September 6, 1995, between Torchmark Development Corporation and Birmingham Steel Corporation *

10.8.4 Sixth Amendment to Lease Agreement, dated April 11, 1997, between Torchmark Development Corporation and Birmingham Steel Corporation *

10.8.5 Seventh Amendment to Lease Agreement, dated April 11, 1997, between Torchmark Development Corporation and Birmingham Steel Corporation *

10.9 1990 Management Incentive Plan of the Registrant (incorporated by reference from a Registration Statement on Form S-8, Registration No. 33-41595, filed July 5, 1991, Exhibit 4.1)**

10.10 1992 Non-Union Employees' Stock Option Plan of the Registrant (incorporated by reference from a Registration Statement on Form S-8, Registration No. 33-51080, filed August 21, 1992,
                  Exhibit 4.1)**

10.11 Employment Agreement, dated January 5, 1996 between Registrant and Robert A. Garvey (incorporated by reference from Form 10-Q for quarter ended December 31, 1995 exhibit 10.1).

10.12 Stock Accumulation Plan of the Registrant (incorporated by reference from a Registration Statement on Form S-8, Registration No. 33-64069, filed November 8, 1995, Exhibit 4.1)**

10.13 Lease Agreement, dated January 7, 1997, between Torchmark Development Corporation and Birmingham Southeast LLC *

10.14 Director Stock Option Plan of the Registrant (incorporated by reference from Form 10-Q for quarter ended September 30, 1996, exhibit 10.1)**

10.15 Chief Executive Officer Incentive Compensation Plan of the Registrant (incorporated by reference from Form 10-Q for quarter ended September 30, 1996, exhibit 10.2)**

10.16 Equity Contribution Agreement among American Iron Reduction, L.L.C., GS Technologies Operating Co., Inc., Birmingham Steel
                  Corporation  and  Nationsbank,   N.A.,  dated  August 30, 1996
                  (incorporated by reference from Form 10-Q for quarter ended September 30, 1996, exhibit 10.3)

10.17 DRI Purchase Agreement between Birmingham Steel Corporation and American Iron Reduction, L.L.C., dated as of August 30, 1996 (incorporated by reference from Form 10-Q for quarter ended September 30, 1996, exhibit 10.4)

10.18 Operating Agreement between Birmingham Steel Corporation and Raw Material Development Co., Ltd., dated as of September 18, 1996 (incorporated by reference from Form 10-Q for quarter ended September 30, 1996, exhibit 10.5)

10.19 Asset Purchase Agreement, dated as of October 31, 1996, among Mitsui & Co., Ltd., R. Todd Neilson, as Chapter 11 Trustee for the bankruptcy estate of Hiuka America Corporation, All-Ways Recycling Company, B&D Auto & Truck Salvage, and Weiner Steel Corporation (incorporated by reference from Form 10-Q for quarter ended December 31, 1996, exhibit 10.1)

10.20 Contribution Agreement, dated as of November 15, 1996, among IVACO, Inc., Atlantic Steel Industries, Inc., Birmingham Steel Corporation and Birmingham Southeast, LLC (incorporated by reference from Current report on Form 8-K filed December 12, 1996)

10.21 $300 million Credit Agreement, dated as of March 17, 1997 by and among Birmingham Steel Corporation, as Borrower, the financial institutions party hereto and their assignees under section 12.5.(d), as Lenders, PNC Bank, National Association and The Bank of Nova Scotia, as Co-agents and Nationsbank, N.A. (South), as Agent and as Arranger (incorporated by reference from Form 10-Q for quarter ended March 31, 1997, exhibit 10.1)

22.1              Subsidiaries of the Registrant*

23.1              Consent of Independent Auditors*

27                Financial Data Schedule*

*  Being filed herewith
**Denotes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.

ITEM 14 (b).  REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the fourth quarter ended June 30, 1997.

ITEM 14 (c).  EXHIBITS

Certain exhibits listed in response to Item 14(a)3 of this report are being filed herewith.


Exhibit 10.8.1
Third Amendment to Lease Agreement

                            AMENDMENT TO OFFICE LEASE


         THIS THIRD AMENDMENT TO OFFICE LEASE is made on or as of this 30th,day of November, 1993, between TORCHMARK DEVELOPMENT CORPORATION (the "Landlord") and BIRMINGHAM STEEL CORPORATION (the "Tenant").

                              W I T N E S S E T H:

         WHEREAS, the Landlord and the Tenant have executed that certain Office Lease dated April 8, 1993, as amended by the First Amendment to Office Lease dated July 13, 1993 and the Second Amendment to Office Lease dated September 20, 1993 (the "Lease") covering a portion of the office space in The Urban Center at Liberty Park Office Building Number One; and

         WHEREAS, the Landlord and the Tenant desire to further amend the Lease, and to the extent the provisions of this Amendment are inconsistent with the Lease, the terms of this Amendment will control; and

         WHEREAS, unless specifically defined herein, the capitalized terms used in this First Amendment will have the meanings defined in the Lease.

         NOW, THEREFORE, in consideration of the premises and the mutual agreements herein contained, the Landlord and the Tenant agree as follows:

           1.) The Final Working Drawings dated October 20, 1993 have been approved by both the Landlord and the Tenant in satisfaction of the terms and conditions set forth in Paragraph 4 of the Lease, as amended.

           2.) The Landlord and the Tenant hereby approve the Construction Cost of the Leasehold Improvements pursuant to the approved Final Working Drawings, in satisfaction of the terms and conditions set forth in Paragraph 4 of the Lease, as amended. Furthermore, the Landlord and the Tenant agree to execute simultaneously herewith the Construction Agreement which sets forth the specific terms of the agreement of the Landlord and the Tenant as to payment of the Construction Cost.

           3.) The Landlord and the Tenant agree that the schedule for construction of the Leasehold Improvements will be as follows:

         Commencement of Construction on:              November 15, 1993
         Substantial Completion
         of Leasehold Improvements by:                 March 15, 1994

Furthermore, the Landlord and the Tenant confirm that irrespective of the status of the Leasehold Improvements that a.) the Commencement Date of the Lease was September 1, 1993 and b.) the payment of rent by the Tenant will begin as set forth in Paragraph 3 of the Lease, subject to adjustment as applicable to any delayed occupancy as set forth below.

           4.) If Substantial completion of the Leasehold Improvements is delayed by either party such that Substantial Completion does not occur on or before March 15, 1994, then the provisions of Paragraph 2.2 will apply.

           5.) The Landlord and the Tenant agree that the initial Leased Premises is comprised of 26,333 square feet of Net Rentable Area, as a clarification to Paragraph 1 of the Lease.

           6.) Paragraph 27.31 on Page 20 of the Lease shall be amended to read as follows:

                  Tenant's Share. A fraction computed by the Landlord having as the numerator the Net Rentable Area contained within the Leased Premises and as the denominator the Net Rentable Area for office occupancy contained in the Building (i.e. 26,333/162,990). The Tenant's Share is agreed by the Landlord and Tenant to be 16.16%.

           7.) Except as expressly modified and amended by this instrument, all other terms and conditions of the Lease remain unchanged and in full force and effect.


         IN WITNESS WHEREOF, the Landlord and the Tenant have executed this Amendment on or as of the date first above written.


ATTEST:                                         TORCHMARK DEVELOPMENT CORP.
                                                an Alabama corporation

/s/ Robert C. Mc Fea                            By: /s/ Mark D. Elgin
(SEAL) Assistant Secretary                      Name: Mark D. Elgin
                                                Title: Executive Vice President

                                                (the "Landlord")


                                                BIRMINGHAM STEEL CORPORATION
ATTEST;                                         a Delaware Corporation


/s/ Catherine W. Pecher                         By:  /s/ Jim C. Nuckels
(SEAL)
Name:  Catherine W. Pecher                      Name:  Jim C. Nuckels
Secretary                                       Title: Executive Vice President
Title: Corporate Secretary
                                                (the "Tenant")

Exhibit 10.8.2
Fourth Amendment to Lease Agreement
                        FOURTH AMENDMENT TO OFFICE LEASE


THIS FOURTH AMENDMENT TO OFFICE LEASE is made on or as of this Thirteenth day of June, 1994, between TORCHMARK DEVELOPMENT CORPORATION (the "Landlord") and BIRMINGHAM STEEL CORPORATION (the "Tenant").

                               W I T N E S S E T H:

        WHEREAS, the Landlord and the Tenant have executed that certain Office Lease (the "Lease") dated April 8, 1993, covering a portion of the office space in The Urban Center at Liberty Park Office Building Number One Thousand, as amended by the First Amendment to Office Lease dated July 13, 1993; the Second Amendment to Office Lease dated September 20, 1993; and the Third Amendment to Office Lease dated November 30, 1993.

        WHEREAS, the Landlord and the Tenant desire to further amend the Lease, and to the extent the provisions of this Amendment are inconsistent with the Lease, the terms of this Amendment will control; and

        WHEREAS, unless specifically defined herein, the capitalized terms used in this Fourth Amendment will have the meanings defined in the Lease.

        NOW, THEREFORE, in consideration of the premises and the mutual agreements herein contained, the Landlord and the Tenant agree as follows:

         1. The Tenant desires to expand into approximately 6,518 square feet of Net Rentable Area located on the north half of the third (3rd) floor of the Building (the "Expansion Space") as identified on Schedule A, attached hereto. By execution of this Amendment, the Landlord and Tenant hereby agree that said 6,518 square feet shall be added to and shall hereafter comprise a part of the Leased Premises and shall be subject to all of the terms and conditions of the Lease, except as specified below:

         A. Term. The Commencement Date for this Expansion Space shall be June 27, 1994, and the Expiration Date shall be the Expiration Date provided by the Lease.

         B. Rent. The monthly Base Rent for the Expansion Space added by this Fourth Amendment shall be as follows: a.) beginning on the Commencement Date and continuing through the month of March, 1998 the sum of $7,604.33 which amount shall be due and payable, along with the adjustments set forth in Paragraphs 3.2, 3.3 and 3.4 of the Lease in monthly installments payable in advance and without demand beginning on the Commencement Date for the Expansion Space and continuing thereafter on the first day of each subsequent month through March 31, 1998; and b.) beginning on April 4, 1998 and continuing through the remainder of the Primary Lease Term, an amount equal to the product of i) 6,518 (representing the number of square feet of Net Rentable Area contained in the Expansion Space added by this Fourth Amendment) times ii) the lesser of (a) $18.00 and (b) the Prevailing Market Rent, which amount shall be due and payable along with the adjustments set forth in Paragraphs 3.2, 3.3 and 3.4 of the Lease in monthly installments payable in advance and without demand beginning on April 4, 1998 and continuing thereafter on the first day of each month through the remainder of the Lease Term.

         C. Prevailing Market Rent. The Prevailing Market Rent is the base rent rate charged per square foot of Net Rentable Area as Base Rent prevailing at the time in arms-length office lease transactions in comparable "Class A" office buildings in the "Over the Mountain" market segment of suburban Birmingham, Alabama, taking into account all relevant factors, including length of term, tenant creditworthiness, size of the premises, extent of leasehold improvements, the basis for tenant payment of taxes, operating expenses, electricity and parking, leasehold improvement allowances, free rent periods and other factors affecting rent in the market, all as determined in accordance with the following provisions:

         Determination of Prevailing Market Rent. On or before September 30, 1997, the Landlord shall notify Tenant in writing of its good faith estimate of the Prevailing Market Rent at that time. If Tenant agrees with Landlord's estimate of the Prevailing Market Rent, or if Landlord and Tenant reach an agreement that a different figure more accurately reflects the Prevailing Market Rent, they shall execute an agreement specifying the Prevailing Market Rent on which they have so agreed, and that figure shall be the "Prevailing Market Rent". If a written agreement on the Prevailing Market Rent has not been so executed at least thirty (30) days after the Landlord's notice, then Tenant may require appraisals to determine the Appraised Rate (as hereafter defined) by giving written notice to Landlord on or before such date. Subsequent to its determination in the manner outlined below, if required, the Appraised Rate will be the Prevailing Market Rent for the purposes set forth in this Lease.

         Appraisal. Within fifteen (15) days after Tenant notifies Landlord that it is requiring appraisals, each party at its cost and by giving notice to the other party, shall appoint an MAI-certified real estate appraiser (or at Tenant's or Landlord's option, each party shall appoint a licensed commercial real estate leasing broker) with at least five (5) years' experience appraising (or in the case of a broker, leasing) similar commercial properties in the "Over the Mountain" market in Birmingham, Alabama, to appraise the Prevailing Market Rent at that time. If either party fails to appoint an appraiser within the allotted time, the single appraiser appointed by the other party shall be the sole appraiser. If an appraiser is appointed by each party and the appraisers so appointed are unable to agree upon the Prevailing Market Rent within thirty (30) days after the appointment of the second, the two appraisers shall appoint a third similarly qualified appraiser within ten (10) days after the expiration of that thirty (30) day period. The third appraiser shall be a person who has not previously been employed by Tenant or Landlord in any capacity. The third appraiser shall complete his appraisal within twenty (20) days after appointment. The Prevailing Market Rent determined by a majority of the three appraisers shall be the "Appraised Rate". If a majority are unable to agree within the allotted time, the two appraisals of Prevailing Market Rent that are nearest to one another in amount shall be added together and divided by two (2), and the resulting quotient shall be the Appraised Rate. Tenant shall pay the fees of the appraiser it appoints, Landlord shall pay the fees of the appraiser it appoints, and the fees of any third party appraiser shall be paid equally by Landlord and Tenant.

         D. Parking. So long as this Fourth Amendment is in full force and effect and the Tenant is not in default hereunder, the Landlord will provide two (2) covered parking spaces for the use by Tenant's designated employees in common with other tenants of the Building in the Building's restricted parking garage at Landlord's customary charge of $30.00 per space per month during the Lease Term, and two (2) covered parking spaces for the use of Tenant's designated employees in common with other tenants of the Building in the Building's restricted parking area covered by a carport structure at Landlord's customary charge of $15.00 per space per month during the Lease Term. Tenant will cooperate with Landlord in assigning and controlling these four (4) spaces to facilitate the orderly functioning of the parking garage and carport area as restricted parking facilities.

         E. Extended Term. Provided this Lease is in effect on the Expiration Date and an Event of Default by the Tenant is not continuing hereunder, the Tenant is hereby granted the option to extend the Lease Term on the Expansion Space under the same terms and conditions as set forth in the Lease.

         F . Tenant's Partial Termination Option. Provided an Event of Default by the Tenant is not continuing hereunder, the Landlord grants to the Tenant the option to terminate the Tenant's future obligations on the Expansion Space added by this Fourth Amendment on April 4, 1998 provided that: (a) the Tenant gives written notice to Landlord of the Tenant's election to exercise this option to terminate the Expansion Space added by this Fourth Amendment no later than October 4, 1997; and
         (b) the Tenant pays to the Landlord in cash an amount equal to $22,263.50, representing a termination penalty. In the event the Tenant exercises this termination option, Tenant shall continue to pay Rent in addition to the termination penalty through April 4, 1998. Furthermore, the Tenant shall pay to the Landlord the amount of $66,229.22 which represents the unamortized balance of the Landlord's contribution to the Construction Cost of the Leasehold Improvements (with such amortization being based on a ten-year schedule). In the event the Tenant exercises the Tenant's Termination Option pursuant to this Paragraph F, the termination penalty and unamortized Leasehold Improvement payment by Tenant to the Landlord will be due and payable within thirty (30) days of the Tenant's written notice exercising their termination rights. In the event this Tenant's Partial Termination Option is not timely exercised by the Tenant by written notice to the Landlord on or before October 4, 1997, then this Termination Option will expire, the Tenant wi11 have no further termination rights hereunder and the Fourth Amendment will remain in full force and effect. The Tenant's exercise of the termination option rights provided by the Paragraph F will only pertain to the Expansion Space added by this Fourth Amendment, and regardless of the operation of this provision of this Paragraph F the Primary Lease will remain in full force and effect through the full Lease Term as set forth in the original Lease.

         2. Upon execution of this Amendment the Leased Premises will comprise a total of 32,851 square feet of Net Rentable Area.

         3. The definition of "Tenant's  Share" set forth in Paragraph  27.31 is
hereby  amended  and  agreed  to  be   32,851/162,998   or  twenty  and  fifteen
one-hundredths percent (20.15%).

         4. Expansion Option Rights. Provided on the date of exercise by the Tenant of any Expansion Option pursuant to this Paragraph 4 that the Lease is then in effect and an Event of Default by the Tenant is not continuing thereunder, on or before March 31, 1995 the Tenant shall have the option to lease 2,500 additional contiguous square feet of Net Rentable Area (the "Expansion Option Space") on the north half of the 3rd floor of the Building (as indicated on Schedule B attached hereto) upon delivery of written notice of intent to rent the Expansion Space delivered to Landlord before November 30 1994. The Base Rent rate for such Expansion Option Space shall be the same Base Rent schedule per square foot applicable at that time to the Tenant's initial Leased Premises, and will commence on the date that is ten (10) days after the date of Substantial Completion of any Leasehold Improvements to the Expansion Option Space, but in any event rent will commence no later than one-hundred twenty (120) days after the date the Tenant exercises these Expansion Rights regardless of any pending alteration or construction of additional Leasehold Improvements for such space other than as a result of delays in construction caused by the Landlord, its agents, employees, contractors or subcontractors; and the Leased Premises and the calculation of Net Rentable Area shall thereafter be adjusted to include the Expansion Option Space. If the Tenant exercises this Expansion Option, Landlord agrees to provide the Tenant with a "finished ceiling" in the Expansion Option Space and to provide an allowance for Leasehold Improvements to such Expansion Option Space of $12.00 per square foot of Net Rentable Area contained within the Expansion Option Space. Any contractor selected for the construction of such Leasehold Improvements to the Expansion Option Space will be mutually acceptable to the Landlord and the Tenant and except as specifically outlined in this Paragraph to the contrary, the Leasehold Improvements will be constructed in accordance with the provisions of Paragraph 4 of the Lease. If this Expansion Option is not timely exercised on or before November 30, 1994, the Expansion Option shall automatically expire and be of no further force and effect. After the exercise of this option, the portion of the Expansion Option Space which is the subject thereof will thereafter become a portion of the Leased Premises and will be subject to all of the terms of this Lease.

         5. Except as expressly modified and amended by this instrument, all other terms and conditions of the Lease remain unchanged and in full force and effect.

         IN WITNESS WHEREOF, the Landlord and the Tenant have executed this Amendment on or as of the date first above written.

ATTEST:                                   TORCHMARK DEVELOPMENT CORPORATION
                                          an Alabama corporation

                                          By: /s/ Mark D Elgin
/s/ Jenel Sue Pace                        Name: Mark  D. Elgin
(Seal) Assistant Secretary                Title: Executive Vice President

                                          (the "Landlord")


ATTEST:                                   BIRMINGHAM STEEL CORPORATION
                                          a Delaware corporation

/s/ Barbara C. Howell                     By: /s/ Jim C. Nuckels
Name: Barbara C. Howell                   Name: Jim C. Nuckels
Title:  Assistant to Chairman             Title:  Executive Vice President
              and CEO

                                          (the "Tenant")

                Attachments:

Schedule "A": Description of the Leased Premises
Schedule "B": Description of the Space subject to a further Expansion Option

Exhibit 10.8.3
Fifth Amendment to Lease Agreement
                         FIFTH AMENDMENT TO OFFICE LEASE


    THIS FIFTH AMENDMENT TO OFFICE LEASE is made on or as of this 6th day of September, 1995, between TORCHMARK DEVELOPMENT CORPORATION (the "Landlord") and BIRMINGHAM STEEL CORPORATION (the "Tenant").

                              W I T N E S S E T H:

        WHEREAS, the Landlord and the Tenant have executed that certain Office Lease (the "Lease") dated April 8, 1993, covering a portion of the office space in The Urban Center at Liberty Park Office Building Number One Thousand, as amended by the First Amendment to Office Lease dated July 13, 1993; the Second Amendment to Office Lease dated September 20, 1993; the Third Amendment to Office Lease dated November 30, 1993; and the Fourth Amendment to Office Lease dated June 13, 1994.

        WHEREAS, the Landlord and the Tenant desire to further amend the Lease, and to the extent the provisions of this Amendment are inconsistent with the Lease as amended, the terms of this Amendment will control; and

        WHEREAS, unless specifically defined herein, the capitalized terms used in this Fifth Amendment will have the meanings defined in the Lease.

        NOW, THEREFORE, in consideration of the premises and the mutual agreements herein contained, the Landlord and the Tenant agree as follows:

         1. Subject to the full performance of the covenants of the Parties set forth herein, effective December 31, 1995, Tenant agrees to terminate, and Landlord agrees to accept the partial termination of the Leased Premises described generally as the space occupied by the Tenant on the south half of the second floor of the Building consisting of 5,780 square feet of Net Rentable Area, as more specifically described on Schedule A, attached hereto. Tenant agrees to surrender the possession of the subject area and the Leasehold Improvements appurtenant thereto to Landlord in the condition which existed on the Commencement Date of the Lease, ordinary wear and tear excepted.

         2. Paragraph l.A on Page 1 of the Fourth Amendment to Office Lease shall be amended to read as follows:

                      Term. The Commencement Date for this Phase I Expansion Space shall be January 1, 1996, and the Expiration Date shall be the Expiration Date provided by the Lease.

         3. The Tenant desires to expand into approximately 2,500 square feet of Net Rentable Area located on the north half of the third (3rd) floor of the Building (the "Phase II Expansion Space") as identified on Schedule B, attached hereto. By execution of this Fifth Amendment, the Landlord and Tenant hereby agree that the Phase II Expansion Space shall be added to and shall hereafter comprise a part of the Leased Premises and shall be subject to all of the terms and conditions of the Lease, except as specified below:

         A. Term. The Commencement Date for this Phase II Expansion Space shall be January 1, 1996, and the Expiration Date shall be the expiration date provided by the Lease.

         B. Rent. The monthly Base Rent for the Phase II Expansion Space added by this Fifth Amendment shall be as follows: a.) beginning on the Commencement Date for the Phase II Expansion Space and continuing through the month of March, 1998 the sum of $2,916.67 which amount, along with the adjustments set forth in Paragraphs 3.2, 3.3 and 3.4 of the Lease shall be payable in monthly installments payable in advance and without demand on the first day of each such month; and b.) beginning on April 4, 1998 and continuing through the remainder of the Primary Lease term, a monthly amount equal to one-twelfth (1/12th) of the product of i) 2,500 (representing the number of square feet of Net Rentable Area contained in the Phase II Expansion Space added by this Fifth Amendment) times ii) the lesser of (x) $18.00 and (y) the Prevailing Market Rent, which amount shall be due and payable along with the adjustments set forth in Paragraphs 3.2, 3.3 and 3.4 of the Lease in monthly installments payable in advance and without demand beginning on April 4, 1998 and continuing thereafter on the first day of each month through the remainder of the Lease Term.

         C. Prevailing Market Rent. The Prevailing Market Rent referenced in Paragraph 3.B above is defined as the base rent rate charged per square foot of Net Rentable Area as Base Rent as determined in the manner provided by the Fourth Amendment to Office Lease.

         D. Extended Term. Provided this Lease is in effect on the Expiration Date and an Event of Default by the Tenant is not continuing hereunder, the Tenant is hereby granted the option to extend the Lease Term on the Expansion Space under the same terms and conditions as set forth in the Lease.

         4. Upon execution of this Amendment the Tenant's total Leased Premises within the Building will comprise a total of 30,456 square feet of Net Rentable Area, in the configuration set forth on Schedule "C" attached hereto.

         5. The definition of "Tenant's Share" set forth in Paragraph 27.31 of the Lease is hereby amended and agreed to be 30,456/162,998 or eighteen and sixty-eight one-hundredths percent (18.68%).

         6. Leasehold Improvements. The Tenant has caused to be prepared, at the Tenant's expense, Final Working Drawings for modifications to the Leasehold Improvements within the reconfigured Leased Premises by the architectural firm of Williams Blackstock Architects, such plans dated September 22, 1995. The Landlord and the Tenant hereby approve the Final Working Drawings. Within thirty
(30) days after mutual approval of the Final Working Drawings the Landlord will bid the construction of the Leasehold Improvements based on the Final Working Drawings among no less than three (3) contractors mutually acceptable to the Landlord and the Tenant. The Landlord, in consultation with the Tenant, will award the construction contract for the Leasehold Improvements to the approved bidder providing the lowest and best bid for construction of the Leasehold Improvements; and based upon the approved contractor's successful bid, the Landlord will prepare and submit to the Tenant the Construction Agreement setting forth the Construction Cost. In the event the Tenant desires to modify the Final Working Drawings to reduce the Construction Cost, such modifications will be made and resubmitted to the Landlord within ten (10) days after the Tenant's receipt of the Construction Agreement and the Construction Cost. Thereafter the Landlord will have fifteen (15) days within which to submit to the Tenant a revised Construction Agreement and final Construction Cost. It is expressly understood that the Leased Premises will be delivered to the Tenant in its existing "As Is" condition. All Leasehold Improvements will be installed by the Landlord at the Tenant's expense except that Landlord agrees to credit the Tenant with an improvement allowance against the Construction Cost in an amount equal to the sum of i) the cost of the HVAC work associated with that portion of the Expansion Space previously occupied by Constar and Smith Barney, not to exceed $12,000 plus ii) the amount of $15,000 (i.e. $6.00 per square foot of Net Rentable Area contained in the Phase II Expansion Space)(the "Improvement Allowance"), with the Construction Cost to be paid by the Tenant to be reduced by that amount. Subsequent to the approval of the Final Working Drawings and the execution of the Construction Agreement the Landlord will cause the approved successful bidding contractor to construct the Leasehold Improvements in substantial conformance with the approved Final Working Drawings. The Landlord will have no obligation to commence construction of the Leasehold Improvements until: (a) approved Final Working Drawings have been provided to the Landlord; and (b) the Landlord and the Tenant have approved the Construction Cost and executed the Construction Agreement. The amount equal to the remainder of the Construction Cost less the Improvement Allowance, if any, will be paid by the Tenant to the Landlord on the date of Substantial Completion of the Leasehold Improvements. In the event the Tenant orders any change in or addition to the work called for by the Final Working Drawings, all additional costs resulting therefrom will be paid by the Tenant. Landlord will permit Tenant and its agents and contractors to enter the Leased Premises prior to the date of Substantial Completion of construction of the Leasehold Improvements by Landlord in order that Tenant and its agents and contractors may perform finish work and such other work and decorations in the Leased Premises as Tenant may desire, provided that such work is in accordance with the Final Working Drawings or has otherwise been approved by Landlord, such approval not to be unreasonably withheld or delayed. Tenant shall use its best efforts to ensure that Tenant's agents and contractors do not interfere with Landlord's agents, contractors and subcontractors in performing such work.

         7. Brokerage. The Landlord and the Tenant represent to each other that neither party has engaged a broker to represent their respective interests in the negotiation of this Fifth Amendment to Office Space and, consequently, that no brokerage commission will be due as a result of the actions of either the Landlord or the Tenant upon the execution of this Fifth Amendment.

         8. Except as expressly modified and amended by this instrument, all other terms and conditions of the Lease remain unchanged and in full force and effect.

           IN WITNESS WHEREOF, the Landlord and the Tenant have executed this Amendment on or as of the date first above written.

ATTEST:                                        TORCHMARK DEVELOPMENT CORPORATION
                                               an Alabama corporation


/s/ Robert C. Mc Fea                           By: /s/ Mark D. Elgin
(SEAL) Assistant Secretary                     Name: Mark D. Elgin
                                               Title: Executive Vice President

                                               (the "Landlord")


ATTEST:                                        BIRMINGHAM STEEL CORPORATION
                                               a Delaware corporation

/s/ Thomas N Fickling, Jr.                     By:   /s/ Thomas N. Tyrrell
Name:  Thomas N. Fickling, Jr.                 Name:  Thomas N. Tyrrell
Title:  Purchasing Manager                     Title:  Vice Chairman, CAO


                                               (the "Tenant")


  Attachments:
  Schedule "A": Description of the Partial Leased Premises to be Terminated Schedule "B": Description of the Expansion Space
  Schedule "C": Description of the Leased Premises (new configuration)

Exhibit 10.8.4
Sixth Amendment to Lease Agreement



                         SIXTH AMENDMENT TO OFFICE LEASE


         THIS SIXTH AMENDMENT TO OFFICE LEASE is made the 26th day of March, 1997, but effective as of April 11th, 1997, by and between TMK INCOME PROPERTIES, L.P., a Delaware limited partnership, having an office at 1950 Stonegate Drive, Suite 300, Birmingham, Alabama 35242 (the "Landlord"), and BIRMINGHAM STEEL CORPORATION, a Delaware corporation (the "Tenant").

                              W I T N E S S E T H:

         WHEREAS, Torchmark Development Corporation, an Alabama corporation ("Torchmark"), and the Tenant executed that certain Office Lease (the "Lease") dated April 8, 1993, covering a portion of the office space in The Urban Center at Liberty Park Office Building Number One Thousand, as amended by the First Amendment to Office Lease dated July 13, 1993; the Second Amendment to Office Lease dated September 20, 1993; the Third Amendment to Office Lease dated November 30, 1993; the Fourth Amendment to Office Lease dated June 13, 1994; and the Fifth Amendment to Office Lease dated September 6, 1995;

         WHEREAS, effective January 1, 1997, Torchmark transferred its interest in the Building to the Landlord and, in accordance with Paragraph 22 of the Lease, from and after January 1, 1997, Torchmark was released from its obligations under the Lease and the Landlord, as transferee, assumed the obligations of Torchmark under the Lease;

         WHEREAS, the Landlord and the Tenant desire to further amend the Lease, and to the extent the provisions of this Sixth Amendment are inconsistent with the Lease as amended, the terms of this Sixth Amendment shall control; and

         WHEREAS, unless specifically defined herein, the capitalized terms used in this Sixth Amendment will have the meanings defined in the Lease,

         NOW, THEREFORE, in consideration of the premises and the mutual agreements herein contained, the Landlord and the Tenant agree as follows:

         1. The Tenant desires to expand into approximately 4,785 square feet of Net Rentable Area located on the second (2nd) floor of the Building (the "Sixth Amendment Expansion Space") as identified on Schedule A attached hereto;
provided, however, the square feet of Net Rentable Area within the Sixth Amendment Expansion Space will be increased or decreased to reflect the actual square footage of Net Rentable Area reflected on the Final Working Drawings and documented by an amendment to this Sixth Amendment. By execution of this Sixth Amendment, the Landlord and Tenant hereby agree that the Sixth Amendment Expansion Space shall be added to and shall hereafter comprise a part of the Leased Premises and shall be subject to all of the terms and conditions of the Lease, except as specified below:

         A. Term. The Commencement Date for the Sixth Amendment Expansion Space shall be the date of Substantial Completion of Leasehold Improvements to the Sixth Amendment Expansion Space pursuant to Paragraph 4 below, and the Expiration Date shall be the Expiration Date provided in the Lease, unless postponed, accelerated or extended as provided in Paragraphs 2.1 and 2.2 of the Lease.

         B. Rent. The monthly Base Rent for the Sixth Amendment Expansion Space shall be as follows:

                  (1) Beginning on the Commencement Date for the Sixth Amendment Expansion Space and continuing through October 31, 1998, a sum equal to one-twelfth (1/12) of the product of (a) the Net Rentable Area in the Sixth Amendment Expansion Space; times (b) the rate of Sixteen and No/100 Dollars ($16.00) per square foot of Net Rentable Area per year, which sum is presently computed to equal Six Thousand Three Hundred Eighty and No/100 Dollars ($6,380.00) per month, payable in advance and without demand beginning on the Commencement Date for the Sixth Amendment Expansion Space and continuing on the first day of each month thereafter; and

                  (2) Beginning on November 1, 1998, and continuing through the remainder of the Lease Term, a sum equal to one-twelfth (1/12) of the product of
(a) the Net Rentable Area in the Sixth Amendment Expansion Space; times (b) the rate of Eighteen and 50/100 Dollars ($18.50) per square foot of Net Rentable Area per year, which sum is presently computed to equal Seven Thousand Three Hundred Seventy-Six and 88/100 Dollars ($7,376.88) per month, payable in advance and without demand beginning on November 1, 1998, and continuing on the first day of each month thereafter.

         C. Extended Term. Provided the Lease is in effect on the Expiration Date and an Event of Default by the Tenant is not continuing, the Tenant shall be entitled to extend the Lease Term on the Sixth Amendment Expansion Space under the same terms and conditions as are set forth in the Lease.

         2. Leased Premises. The Leased Premises, including the Sixth Amendment Expansion Space, consists of 35,241 square feet of Net Rentable Area, subject to adjustment in accordance with the Final Working Drawings pertaining to such Sixth Amendment Expansion Space, in the configuration set forth on Schedule "B" attached hereto.

         3. Tenant's Share. The definition of "Tenant's Share" set forth in the Lease is presently calculated to be 35,241/162,998 (21.62%), such numerator being subject to adjustment in accordance with the Final Working Drawings pertaining to the Sixth Amendment Expansion Space.

         4. Leasehold Improvements. The Landlord agrees to cause to be prepared at the Tenant's expense Final Working Drawings for all Leasehold Improvements and to provide the Final Working Drawings to Tenant for approval within thirty
(30) business days after complete execution and delivery of this Lease, during which time Tenant agrees to cooperate in good faith with Landlord and Landlord's architects and space planners in discussing Tenant's planned uses for the Leased Premises, the configuration of offices and other areas within the Leased Premises, and otherwise aiding in production of the Final Working Drawings. Within ten (10) business days after Tenant's receipt of the Final Working Drawings, Tenant shall: (a) approve them in writing; or (b) provide a written request for specific changes. Landlord shall have ten (10) business days from Landlord's receipt of Tenant's request for written changes in which to respond with revised Final Working Drawings. The Landlord and Tenant agree to negotiate and cooperate in good faith to mutually resolve any differences they may have with respect to the production of the Final Working Drawings and with respect to the proposed changes to the Final Working Drawings and to expeditiously formulate revised Final Working Drawings acceptable to both Landlord and Tenant; provided, however, that if Landlord and Tenant are unable to reach a final agreement with respect to the Final Working Drawings by the date which is sixty
(60) business days subsequent to the date of complete execution and delivery of this Sixth Amendment, then Landlord will have the option for a period of fifteen
(15) days following the expiration of such sixty (60) day period to terminate this Sixth Amendment by written notice of cancellation to Tenant and on the exercise of such option, neither the Landlord nor the Tenant will have any further rights or obligations hereunder, except that Tenant will nevertheless be responsible for all costs associated with the Final Working Drawings. If, however, Landlord does not affirmatively exercise such option to cancel this Sixth Amendment within such fifteen (15) day period, then this Lease will continue in effect and the Landlord will have the final authority with respect to the finalization of the Final Working Drawings.

         Within ten (10) business days after the finalization of the Final Working Drawings, the Landlord will obtain from two (2) general contractors selected by Landlord, competitive bids for the construction of the Leasehold Improvements in accordance with the Final Working Drawings and Landlord will advise Tenant in writing of the results of all two (2) competitive bids as well as the contractor and the competitive bid selected by Landlord to perform the construction of the Leasehold Improvements. Within ten (10) business days after Tenant's receipt of the two (2) competitive bids and the Landlord's selection of the contractor and the proposed bid, Tenant shall: (a) approve the Landlord's proposed contractor and the bid for such work in writing; or (b) provide a written request for specific changes. Landlord shall have ten (10) business days from its receipt of Tenant's request for written changes in which to select a different contractor or obtain a revised bid. Landlord and Tenant agree to negotiate and cooperate in good faith to mutually resolve any differences they may have regarding a contractor or bid; provided, however, that if Landlord and Tenant are unable to reach a final agreement with respect thereto by the date which is one hundred ten (110) business days subsequent to the date of complete execution and delivery of this Sixth Amendment, then Landlord and Tenant will each respectively have the option for a period of fifteen (15) days following the expiration of such one hundred ten (110) day period to terminate this Sixth Amendment by written notice of cancellation to the other and on the exercise of such option, neither Landlord nor Tenant will have any further rights or obligations hereunder, except that Tenant will nevertheless be responsible for all costs associated with the Final Working Drawings. If, however, Landlord or Tenant does not affirmatively exercise such option to cancel this Sixth Amendment within such fifteen (15) day period, then this Sixth Amendment will continue in effect and the Landlord will have the final authority with respect to the contractor and bid.

          Within five (5) business days after mutual approval of the general contractor and the bid for the construction of the Leasehold Improvements, Landlord will prepare and submit to Tenant the Construction Agreement setting forth the Construction Costs and providing for a payment of a supervision fee to the Landlord in an amount which is equal to zero percent (0%) of the Construction Costs. The Tenant agrees to execute and deliver the Construction Agreement to Landlord within two (2) business days after receipt thereof by Tenant.

         It is expressly agreed that Tenant accepts the Sixth Amendment Expansion Space in its "AS-IS" condition, subject only to the modifications contained in the Final Working Drawings. All Leasehold Improvements installed in accordance with the Final Working Drawings and the Construction Agreement will be at the Tenant's expense, except that Landlord agrees to credit Tenant with an allowance in an amount equal to the sum of (a) the product of Five and 50/100 Dollars ($5.50) times the number of square feet of Net Rentable Area in the Sixth Amendment Expansion Space, as finally determined plus (b) the cost of ceiling and HVAC work in the Sixth Amendment Expansion Space pursuant to the Final Working Drawings in an amount not to exceed Eight Thousand Eight Hundred Four and 40/100 Dollars ($8,804.40) for such ceiling and HVAC work (the "Tenant Allowance"). The Tenant Allowance shall be utilized to fund the cost of the Leasehold Improvements; provided, however, that any unused portion of the Tenant Allowance may be applied against the first amounts of Base Rent due under the terms of this Sixth Amendment. The Landlord will have no obligation to cause the commencement of the construction of the Leasehold Improvements until: (c) Final Working Drawings have been mutually approved by Landlord and Tenant; (d) the general contractor and the general contractor's bid have been mutually approved by Landlord and Tenant; and (e) the Landlord and Tenant have executed and delivered the Construction Agreement. In the event the sum of (x) the Construction Costs, and (y) the costs associated with Tenant's change in or addition to the work called for by the Final Working Drawings, if any, exceeds
(z) the Tenant Allowance (such excess, if any, will be the "Tenant's Construction Costs"), then Tenant will be responsible for payment of the Tenant's Construction Costs. The Tenant shall pay to Landlord the Tenant's Construction Costs in cash or certified funds on the date of Substantial Completion of the Leasehold Improvements.

         5. Brokerage. The Landlord and the Tenant represent to each other that neither party has engaged a broker to represent their respective interests in the negotiation of this Sixth Amendment and, consequently, that no brokerage commission will be due as a result of the actions of either the Landlord or the Tenant upon the execution of this Sixth Amendment.

         6. Binding Effect. Except as modified by the terms of this Sixth Amendment, the Lease shall remain in full force and effect.


                                       TMK INCOME PROPERTIES, L. P.,
                                       a Delaware limited partnership

                                       By: Stonegate Realty Corporation,
                                           a Delaware corporation,
                                           as General Partner


                                       By: /s/ Mark D. Elgin
                                       Mark D. Elgin, President

                                       (The "Landlord")


                                       BIRMINGHAM STEEL CORPORATION,
                                       a Delaware corporation

                                       By:/s/Catherine W. Pecher

                                       Name: Catherine W. Pecher

                                       Title: Vice President & Corporate
                                       Secretary

Exhibit 10.8.5
Seventh Amendment to Lease Agreement

                        SEVENTH AMENDMENT TO OFFICE LEASE


         THIS SEVENTH AMENDMENT TO OFFICE LEASE is made the 26th day of March, 1997, but effective as of April 11th, 1997, by and between TMK INCOME PROPERTIES, L.P., a Delaware limited partnership, having an office at 1950 Stonegate Drive, Suite 300, Birmingham, Alabama 35242 (the "Landlord"), and BIRMINGHAM STEEL CORPORATION, a Delaware corporation (the "Tenant").

                              W I T N E S S E T H:

         WHEREAS, Torchmark Development Corporation, an Alabama corporation ("Torchmark"), and the Tenant executed that certain Office Lease (the "Lease") dated April 8, 1993, covering a portion of the office space in The Urban Center at Liberty Park Office Building Number One Thousand, as amended by the First Amendment to Office Lease dated July 13, 1993; the Second Amendment to Office Lease dated September 20, 1993; the Third Amendment to Office Lease dated November 30, 1993; the Fourth Amendment to Office Lease dated June 13, 1994; the Fifth Amendment to Office Lease dated September 6, 1995; the Sixth Amendment to Office Lease of even date herewith;

         WHEREAS, effective January 1, 1997, Torchmark transferred its interest in the Building to the Landlord and, in accordance with Paragraph 22 of the Lease, from and after January 1, 1997, Torchmark was released from its obligations under the Lease and the Landlord, as transferee, assumed the obligations of Torchmark under the Lease;

         WHEREAS, the Landlord and the Tenant desire to further amend the Lease, and to the extent the provisions of this Seventh Amendment are inconsistent with the Lease as amended, the terms of this Seventh Amendment shall control; and

         WHEREAS, unless specifically defined herein, the capitalized terms used in this Seventh Amendment will have the meanings defined in the Lease,

         NOW, THEREFORE, in consideration of the premises and the mutual agreements herein contained, the Landlord and the Tenant agree as follows:

         1. The Tenant desires to expand into approximately 1,715 square feet of Net Rentable Area located on the second (2nd) floor of the Building (the
"Seventh Amendment Expansion Space") as identified on Schedule A attached hereto; provided, however, the square feet of Net Rentable Area within the Seventh Amendment Expansion Space will be increased or decreased to reflect the actual square footage of Net Rentable Area reflected on the Final Working Drawings and documented by an amendment to this Seventh Amendment. By execution of this Seventh Amendment, the Landlord and Tenant hereby agree that the Seventh Amendment Expansion Space shall be added to and shall hereafter comprise a part of the Leased Premises and shall be subject to all of the terms and conditions of the Lease, except as specified below:

         A. Term. The Commencement Date for the Seventh Amendment Expansion Space shall be the date of Substantial Completion of Leasehold Improvements to the Seventh Amendment Expansion Space pursuant to the terms of Paragraph 4 set forth below, and the Expiration Date shall be the Expiration Date provided in the Lease, unless postponed, accelerated or extended as provided in Paragraphs
2.1 and 2.2 of the Lease.

         B. Rent. The monthly Base Rent for the Seventh Amendment Expansion Space shall be as follows:

                  (1) Beginning on the Commencement Date for the Seventh Amendment Expansion Space and continuing through October 31, 1998, a sum equal to one-twelfth (1/12) of the product of (a) the Net Rentable Area in the Seventh Amendment Expansion Space; times (b) the rate of Sixteen and No/100 Dollars ($16.00) per square foot of Net Rentable Area per year, which sum is presently computed to equal Two Thousand Two Hundred Eighty-Six and 67/100 Dollars ($2,286.67) per month, payable in advance and without demand beginning on the Commencement Date for the Seventh Amendment Expansion Space and continuing on the first day of each month thereafter; and

                  (2) Beginning on November 1, 1998, and continuing through the remainder of the Lease Term, a sum equal to one-twelfth (1/12) of the product of
(a) the Net Rentable Area in the Seventh Amendment Expansion Space; times (b) the rate of Eighteen and 50/100 Dollars ($18.50) per square foot of Net Rentable Area per year, which sum is presently computed to equal Two Thousand Six Hundred Forty Three and 96/100 Dollars ($2,643.96) per month, payable in advance and without demand beginning on November 1, 1998, and continuing on the first day of each month thereafter.

         C. Extended Term. Provided the Lease is in effect on the Expiration Date and an Event of Default by the Tenant is not continuing, the Tenant shall be entitled to extend the Lease Term on the Seventh Amendment Expansion Space under the same terms and conditions as are set forth in the Lease.

         2. Leased Premises. The Leased Premises, including the Seventh Amendment Expansion Space, consists of 36,956 square feet of Net Rentable Area, subject to adjustment in accordance with the Final Working Drawings pertaining to such Seventh Amendment Expansion Space, in the configuration set forth on Schedule "B" attached hereto.

         3. Tenant's Share. The definition of "Tenant's Share" set forth in the Lease is presently calculated to be 36,956/162,998 (22.67%), such numerator being subject to adjustment in accordance with the Final Working Drawings pertaining to the Seventh Amendment Expansion Space.

         4. Leasehold Improvements. The Landlord agrees to cause to be prepared at the Tenant's expense Final Working Drawings for all Leasehold Improvements and to provide the Final Working Drawings to Tenant for approval within thirty
(30) business days after complete execution and delivery of this Lease, during which time Tenant agrees to cooperate in good faith with Landlord and Landlord's architects and space planners in discussing Tenant's planned uses for the Leased Premises, the configuration of offices and other areas within the Leased Premises, and otherwise aiding in production of the Final Working Drawings. Within ten (10) business days after Tenant's receipt of the Final Working Drawings, Tenant shall: (a) approve them in writing; or (b) provide a written request for specific changes. Landlord shall have ten (10) business days from Landlord's receipt of Tenant's request for written changes in which to respond with revised Final Working Drawings. The Landlord and Tenant agree to negotiate and cooperate in good faith to mutually resolve any differences they may have with respect to the production of the Final Working Drawings and with respect to the proposed changes to the Final Working Drawings and to expeditiously formulate revised Final Working Drawings acceptable to both Landlord and Tenant; provided, however, that if Landlord and Tenant are unable to reach a final agreement with respect to the Final Working Drawings by the date which is sixty
(60) business days subsequent to the date of complete execution and delivery of this Seventh Amendment, then Landlord will have the option for a period of fifteen (15) days following the expiration of such sixty (60) day period to terminate this Seventh Amendment by written notice of cancellation to Tenant and on the exercise of such option, neither the Landlord nor the Tenant will have any further rights or obligations hereunder, except that Tenant will nevertheless be responsible for all costs associated with the Final Working Drawings. If, however, Landlord does not affirmatively exercise such option to cancel this Seventh Amendment within such fifteen (15) day period, then this Lease will continue in effect and the Landlord will have the final authority with respect to the finalization of the Final Working Drawings.

         Within ten (10) business days after the finalization of the Final Working Drawings, the Landlord will obtain from two (2) general contractors selected by Landlord, competitive bids for the construction of the Leasehold Improvements in accordance with the Final Working Drawings and Landlord will advise Tenant in writing of the results of all two (2) competitive bids as well as the contractor and the competitive bid selected by Landlord to perform the construction of the Leasehold Improvements. Within ten (10) business days after Tenant's receipt of the two (2) competitive bids and the Landlord's selection of the contractor and the proposed bid, Tenant shall: (a) approve the Landlord's proposed contractor and the bid for such work in writing; or (b) provide a written request for specific changes. Landlord shall have ten (10) business days from its receipt of Tenant's request for written changes in which to select a different contractor or obtain a revised bid. Landlord and Tenant agree to negotiate and cooperate in good faith to mutually resolve any differences they may have regarding a contractor or bid; provided, however, that if Landlord and Tenant are unable to reach a final agreement with respect thereto by the date which is one hundred ten (110) business days subsequent to the date of complete execution and delivery of this Seventh Amendment, then Landlord and Tenant will each respectively have the option for a period of fifteen (15) days following the expiration of such one hundred ten (110) day period to terminate this Seventh Amendment by written notice of cancellation to the other and on the exercise of such option, neither Landlord nor Tenant will have any further rights or obligations hereunder, except that Tenant will nevertheless be responsible for all costs associated with the Final Working Drawings. If, however, Landlord or Tenant does not affirmatively exercise such option to cancel this Seventh Amendment within such fifteen (15) day period, then this Seventh Amendment will continue in effect and the Landlord will have the final authority with respect to the contractor and bid.


          Within five (5) business days after mutual approval of the general contractor and the bid for the construction of the Leasehold Improvements, Landlord will prepare and submit to Tenant the Construction Agreement setting forth the Construction Costs and providing for a payment of a supervision fee to the Landlord in an amount which is equal to zero percent (0%) of the Construction Costs. The Tenant agrees to execute and deliver the Construction Agreement to Landlord within two (2) business days after receipt thereof by Tenant.


         It is expressly agreed that Tenant accepts the Seventh Amendment Expansion Space in its "AS-IS" condition, subject only to the modifications contained in the Final Working Drawings. All Leasehold Improvements installed in accordance with the Final Working Drawings and the Construction Agreement will be at the Tenant's expense, except that Landlord agrees to credit Tenant with an allowance in an amount equal to the sum of (a) the product of Five and 50/100 Dollars ($5.50) times the number of square feet of Net Rentable Area in the Seventh Amendment Expansion Space, as finally determined plus (b) the cost of ceiling and HVAC work in the Seventh Amendment Expansion Space pursuant to the Final Working Drawings in an amount not to exceed Four Thousand Three Hundred Twenty-Two and 50/100 Dollars ($4,322.50) for such ceiling and HVAC work (the "Tenant Allowance"). The Tenant Allowance shall be utilized to fund the cost of the Leasehold Improvements; provided, however, that any unused portion of the Tenant Allowance be applied against the first amounts of Base Rent due under the terms of this Seventh Amendment. The Landlord will have no obligation to cause the commencement of the construction of the Leasehold Improvements until: (c) Final Working Drawings have been mutually approved by Landlord and Tenant; (d) the general contractor and the general contractor's bid have been mutually approved by Landlord and Tenant; and (e) the Landlord and Tenant have executed and delivered the Construction Agreement. In the event the sum of (x) the Construction Costs; and (y) the costs associated with Tenant's change in or addition to the work called for by the Final Working Drawings, if any, exceeds
(z) the Tenant Allowance (such excess, if any, will be the "Tenant's Construction Costs"), then Tenant will be responsible for payment of the Tenant's Construction Costs. The Tenant shall pay to Landlord the Tenant's Construction Costs in cash or certified funds on the date of Substantial Completion of the Leasehold Improvements.

         5. Brokerage. The Landlord and the Tenant represent to each other that neither party has engaged a broker to represent their respective interests in the negotiation of this Seventh Amendment and, consequently, that no brokerage commission will be due as a result of the actions of either the Landlord or the Tenant upon the execution of this Seventh Amendment.

         6. Binding Effect. Except as modified by the terms of this Seventh Amendment, the Lease shall remain in full force and effect.


                                        TMK INCOME PROPERTIES, L. P.,
                                        a Delaware limited partnership

                                        By: Stonegate Realty Corporation,
                                            a Delaware corporation,
                                            as General Partner


                                        By:/s/ Mark D. Elgin
                                        Mark D. Elgin, President

                                        (The "Landlord")


                                        BIRMINGHAM STEEL CORPORATION,
                                        a Delaware corporation

                                        By:/s/Catherine W. Pecher
                                        Name: Catherine W. Pecher

                                        Title: Vice President & Corporate
                                        Secretary

10.13

                        THE URBAN CENTER AT LIBERTY PARK
                                  OFFICE LEASE



         THIS AGREEMENT (the "Lease") is made January 7, 1997, between TORCHMARK DEVELOPMENT CORPORATION, an Alabama corporation, having an office at Suite 300, 1950 Stonegate Drive, Vestavia Hills, Alabama 35242 (the "Landlord"), and BIRMINGHAM SOUTHEAST, L.L.C., a limited liability company, having an office at 1000 Urban Center Drive, Suite 225, Vestavia Hills, Alabama 35242 (the "Tenant"). The capitalized terms used in this Lease are defined at Paragraph 4 below.

                              W I T N E S S E T H:

         1. Leased Premises. Landlord hereby leases the Leased Premises to Tenant and Tenant hereby leases the same from Landlord. The Leased Premises will be comprised of 3,155 square feet of Net Rentable Area located on the second
(2nd) floor of the Building, consisting of approximately 2,479 square feet of Net Rentable Area of office space as more specifically described on Schedule "1" attached hereto (the "Phase I Space"); and approximately 676 square feet of Net Rentable Area of office and/or storage space as more specifically described on Schedule "1" attached hereto (the "Phase II Space").

         2. Term. The Lease Term shall have a Commencement Date of January 1, 1997, and an Expiration Date of October 31, 2003, unless postponed, accelerated, extended, or earlier terminated as hereafter provided.

                  2.1 Early Occupancy. If Tenant occupies the Leased Premises prior to the Commencement Date, Rent will commence on the date of such occupancy and the Lease Term will be extended to include the period of such early occupancy.

                  2.2 Late Occupancy. If for any reason construction of the Building or the Leasehold Improvements has not reached Substantial Completion on the Commencement Date, this Lease will nevertheless continue in effect. If the failure to reach Substantial Completion arises from: (a) any delay in the installation of the Leasehold Improvements caused by any change in or addition to the work ordered by Tenant; (b) Tenant's nonpayment of the cost of installing the Tenant Improvements; or (c) any other default, delay or omission by Tenant; the payment of Rent will begin on the Commencement Date and the Lease Term will not be modified. If the failure to reach Substantial Completion arises through no fault of Tenant, Rent will abate and not commence until the date of Substantial Completion and the Lease Term will be extended by the period of time which elapses between the Commencement Date and the date of Substantial Completion; provided, however, that such abatement and extension will be for a period of no greater than one hundred eighty (180) days unless Landlord and Tenant otherwise agree in writing. If through no fault of Tenant, Substantial Completion is not reached within one hundred eighty (180) days after the Commencement Date, this Lease shall be deemed terminated and neither party shall have any obligation to the other party for any action taken prior to the termination of this Lease. Any such abatement of Rent will constitute full settlement of all claims which Tenant might otherwise have against Landlord by reason of any delay in occupancy of the Leased Premises.

         3.  Rent.  Tenant  agrees  to  pay  Rent  in  the  name  of  "Torchmark
Development Corporation" for the benefit of Landlord to be delivered to Torchmark Properties, Post Office Box 860256, Oklahoma City, Oklahoma 73185-0256. All Base Rent is payable in advance and without demand beginning on the Commencement Date and continuing thereafter on the first day of each month.

                  3.1 Base Rent. During the Term of this Lease, Tenant shall pay to Landlord, as Base Rent, the sum of Three Hundred Seventy-Three Thousand Eight Hundred Sixty-Eight and 02/100 Dollars ($373,868.02), payable as follows:

         (a) The  monthly  Base Rent for the Phase I Space  shall be as follows:
(i) the sum of $3,098.75 per month, payable in advance and without demand beginning on the Commencement Date and continuing thereafter on the first day of each month through October 31, 1998; and (ii) the sum of $3,821.79 per month, payable in advance and without demand beginning on November 1, 1998, and continuing on the first day of each month throughout the remainder of the Lease Term having an Expiration Date of October 31, 2003.

         (b) The  monthly  Base Rent for the Phase II Space shall be as follows:
(i) the sum of $450.66 per month, payable in advance and without demand beginning on the Commencement Date and continuing thereafter on the first day of each month through December 31, 1997; (ii) the sum of $845.00 per month, payable in advance and without demand beginning on January 1, 1998, and continuing thereafter on the first day of each month through October 31, 1998; and (iii) the sum of $1,042.17 per month, payable in advance and without demand beginning on November 1, 1998, and continuing on the first day of each month throughout the remainder of the Lease Term having an Expiration Date of October 31, 2003.

                  3.2 Operating Cost Increase. In the event the Estimated Operating Cost for any calendar year during the Lease Term exceeds the Base Operating Cost, Tenant agrees to pay to Landlord on the first day of the month following receipt of a statement therefor and monthly thereafter an amount which is equal to one-twelfth (1/12) of Tenant's Share of the excess amount, if any; provided, however, that in no event will the Estimated Operating Cost or Tenant's share of the Operating Cost in any calendar year exceed that of the previous year by more than seven and one-half percent (7.5%).

                  3.3 Rent Adjustment. On or before March 15 of each year during the Lease Term, Landlord agrees to provide to Tenant a statement of the Actual Operating Cost incurred by Landlord during the preceding calendar year. In the event the Estimated Operating Cost exceeds or is less than the Actual Operating Cost for any calendar year ending during the Lease Term, the amount of Tenant's Share of such excess or deficiency will be credited against or added to the installments of Additional Rent to be paid by Tenant over the remaining months of the calendar year in which the adjustment occurs; provided, however, for purposes of calculating Tenant's Additional Rent obligations under this Lease, in no event will the Actual Operating Cost in any calendar year exceed that of the previous year by more than seven and one-half percent (7.5%). Any sums owed by reason of such adjustment will not bear interest and will be payable only by means of a reduction or increase in the amount of Additional Rent to accrue and under no circumstances will Rent be reduced to an amount less than the Base Rent.

                  3.4 Prorations. If the Commencement Date is a date other than the first day of a month, or if the Expiration Date is a date other than the last day of a month, the rental installment for the month in which such date occurs will be prorated based on a thirty (30) day month. If any assessment for Additional Rent is computed for a term beginning before the Commencement Date or extending beyond the Expiration Date, the assessment will be prorated based on a three hundred sixty (360) day year.

         4. Definitions. The terms used in this Lease have the meanings indicated:

                  4.1 Actual Operating Cost. Operating Cost in fact incurred by Landlord in any given calendar year.

                  4.2  Additional Rent. The sums described at Paragraphs 3.2 and
3.3 of this Lease and any other amounts required to be paid by Tenant.

                  4.3 Base Operating Cost. The amount of $5.68 per square foot of Net Rentable Area.

                  4.4 Base Rent. The sum described at Paragraph 3.1 of this Lease.

                  4.5 Building. The structure owned by Landlord known as Building 1000 located in The Urban Center at Liberty Park and the necessary parking areas designated for the Building's use and a reasonable amount of landscaped area around the Building.

                  4.6 Business Hours. The hours of operation for the Building will be 8:00 a.m. until 5:00 p.m. every Monday through Friday and 8:00 a.m. until 1:00 p.m. on Saturdays (federal holidays excepted).

                  4.7 Building Regulations. The rules and regulations adopted and published from time to time by Landlord to promote the convenience, peace, safety and welfare of the tenants of the Building and to govern the Building use and the distribution of services which are applicable to all tenants of the Building. The initial Building Regulations are set out at Schedule "3" attached as a part hereof.

                  4.8 Commencement Date. The date on which the Lease Term commences as specified at Paragraph 2 of this Lease.

                  4.9 Common Areas. Parts of the Building designated by Landlord from time to time as intended for use by the public and other tenants of the Building, in substantially the same configuration as existing on the Commencement Date.

                  4.10 Construction Agreement. Pursuant to Paragraph 5 of this Lease, the contract to be executed and delivered by the Landlord and the Tenant calling for the construction of the Leasehold Improvements by the Landlord or the Landlord's designees, in substantially the form of Schedule "5" attached hereto.

                  4.11 Construction Cost. All costs incurred in constructing the
Leasehold   Improvements,    including,   without   limitation,    contractors',
subcontractors', architects', engineers' and designers' fees and expenses.

                  4.12 Encumbrance(s). All mortgages, deeds of trust, security agreements, collateral assignments, and other encumbrances and all ground leases, master leases and other primary leases which might now or hereafter affect Landlord's interest or any part in this Lease, the Building, the land on which the Building stands and/or any other property associated therewith and all advancements thereunder and all increases, renewals, modifications, consolidations, replacements and extensions thereof.

                  4.13 Estimated Operating Cost. Operating Cost to be incurred in any given calendar year as estimated in the good faith judgment of Landlord.

                  4.14 Expiration Date. The date when the Lease Term expires as specified at Paragraph 2 of this Lease or such earlier date as might be specified by Landlord in the exercise of Landlord's rights hereunder.

                  4.15 Final Working Drawings. The plans, specifications and drawings for construction of the Leasehold Improvements to be prepared in a form commonly used by Landlord for construction of the Leasehold Improvements in compliance with all applicable laws and ordinances which will specifically include, without limitation, the items described at Schedule "2" attached as a part hereof.

                  4.16 Guarantor. Any person or other party executing a full or partial guarantee of performance of any one or more of Tenant's obligations under this Lease.

                  4.17  Hazardous  Material.  Any hazardous or toxic  substance, material or waste, including, but not limited to, those substances, materials and wastes listed in the United States Department of Transportation Hazardous Materials Table or by the Environmental Protection Agency as hazardous substances and amendments thereto, or such substances, materials and wastes that are or become regulated under any applicable local, state or federal law.

                  4.18 Holder. The mortgagee, beneficiary, secured party or lessor under any Encumbrance and such party's successors and assigns.

                  4.19 Landlord. Torchmark Development Corporation, an Alabama corporation, and its successors and assigns.

                  4.20 Lease Term. The period of time designated at Paragraph 2 of this Lease as the same might be modified from time to time by the written agreement of Landlord and Tenant.

                  4.21 Leased Premises. The space in the Building described at Schedule "1" attached as a part hereof, the Leasehold Improvements and the nonexclusive right to use the Common Areas of the Building.

                  4.22 Leasehold Improvements. All improvements located within the Leased Premises on the Commencement Date, the Tenant Improvements and all subsequent alterations and additions thereto, all of which are a part of the Building and the property of Landlord from the time of installation.

                  4.23 Net Rentable  Area.  The area included  within the Leased
Premises as computed by Landlord on the following basis: (a) if the Leased Premises consist of a full floor of the Building, the area will be one-hundred eight percent (108%) of the square footage enclosed within a perimeter line constituting the midpoint of the outer wall or the glass line of the Building, after deducting space occupied by elevator shafts and other vertical penetrations of the Leased Premises for the use of other tenants of the Building but without deducting space occupied by columns or other intrusions into the Leased Premises which constitute structural components of the Building; (b) if the Leased Premises consist of less than a full floor of the Building, the area will be one-hundred thirteen percent (113%) of the square footage enclosed within a perimeter line constituting the midpoint of the outer wall or the glass line of the Building and the midpoint of the common walls separating the Leased Premises from the Common Areas or other tenants of the Building, after deducting space occupied by elevator shafts and other vertical penetrations of the Leased Premises for the use of other tenants of the Building but without deducting space occupied by columns or other intrusions into the Leased Premises which constitute structural components of the Building.

                  4.24  Operating  Cost. All costs incurred or to be incurred by
Landlord for any given calendar year in connection with the management, operation and maintenance of the Building and the Park, the land on which the Building stands and any other plaza areas, parking areas or pedestrian and vehicular rights-of-way associated therewith, the Common Areas, all other improvements on the land and all appurtenances thereto, adjusted to reflect the greater of actual or a minimum of ninety percent (90%) occupancy of the Building and computed on an accrual basis. By way of illustration, but not limitation, Operating Cost will include expenditures for: taxes, assessments and governmental charges (including taxes on rents or services); utility charges; sewerage charges; real and personal property ad valorem taxes, special assessment or similar charges imposed by federal, state or local governments on the Building and the land on which the Building stands; the Building's pro rata share of the common area expenses of The Urban Center at Liberty Park Owners' Association, Inc. and/or The Liberty Park Master Owners' Association, Inc. relating to the operation, maintenance and repair of the parking areas, pedestrian and vehicular rights of way, alleys, walls, plazas and concourses now or hereafter located within The Urban Center at Liberty Park (the "Park")
including, but not limited to, expenditures for snow and ice removal, landscaping, lighting and security services for the benefit of the Park; cleaning (including supplies and janitorial services); pest control; licenses, permits and inspection fees; insurance premiums; heating and cooling charges; repairs; management expenses; equipment rental; ground rental; reasonable reserves for repair and replacement; labor; supplies; and security charges. The following will be excluded from Operating Cost: charges which are reimbursed to Landlord; depreciation; debt service and interest; capital expenditures to the extent paid from reserves previously accrued; costs of the Leasehold Improvements; leasing commissions; and income, franchise and similar taxes which are personal to Landlord.

                  4.25 Park. The commercial mixed-use development currently known as The Urban Center at Liberty Park located in the City of Vestavia Hills, Jefferson County, Alabama, within which the Building is located.

                  4.26 Rent. The sums to be paid by Tenant to Landlord as Base Rent and Additional Rent pursuant to Paragraph 3 of this Lease and such other amounts as required to be paid by Tenant to Landlord pursuant to the terms of this Lease.

                  4.27 Substantial Completion. The completion of the construction of the Building and the Leasehold Improvements to the extent that the same can be occupied by Tenant.

                  4.28 Tenant. The party executing this Lease in such capacity and such party's permitted successors and assigns.

                  4.29 Tenant Improvements. Any improvements existing or to be installed in the Leased Premises at the expense of the Tenant.

                  4.30 Tenant's Share. A fraction computed by Landlord having as the numerator the Net Rentable Area contained within the Leased Premises and as the denominator the Net Rentable Area for office occupancy contained in the Building. The Tenant's Share is agreed by Landlord and Tenant to be 3,155/162,990, or 1.94%.

         5. Leasehold Improvements. The Landlord has caused to be prepared, at Landlord's expense, Final Working Drawings for the construction of Leasehold Improvements within the Leased Premises by the architectural firm of Williams Blackstock Architects. Such Final Working Drawings which are dated December 3, 1996, have been mutually approved by Landlord and Tenant. Within ten (10) business days after complete execution of this Lease, the Landlord will prepare and submit to the Tenant the Construction Agreement setting forth the Construction Costs and providing for payment of a supervision fee to the Landlord in the amount which is equal to ten percent (10%) of the Construction
Costs. The Tenant agrees to execute and deliver the Construction Agreement to Landlord within five (5) days after receipt of the same by Tenant. It is expressly agreed that Tenant accepts the Leased Premises in its "AS-IS" condition, subject only to the modifications contained in the Final Working Drawings. All Leasehold Improvements to the Leased Premises will be installed at the Tenant's expense except that Landlord agrees to credit the Tenant with an allowance equal to the product of $5.00 times the number of square feet of Net Rentable Area in the Leased Premises totaling 3,155, which product equals $15,775.00 (the "Tenant Allowance"). The Tenant Allowance shall be utilized to fund the cost of the Leasehold Improvements; provided, however, to the extent the Tenant Allowance exceeds the cost of the Leasehold Improvements, such excess may be utilized as a credit to offset Base Rent to be paid by Tenant to Landlord. Any sums allowable as a credit to offset Base Rent will not bear interest and will be payable only by means of a reduction of Base Rent first due under this Lease until such credit is fully used. Subsequent to the execution of the Construction Agreement, the Landlord will construct or cause to be constructed the Leasehold Improvements for the Leased Premises. The Landlord will have no obligation to commence construction of such Leasehold Improvements until the Landlord and the Tenant have executed the Construction Agreement. The Construction Costs and the supervision fee payable under the Construction Agreement, less the Tenant Allowance utilized to fund the cost of such Leasehold Improvements, will be paid by the Tenant to the Landlord on the date of Substantial Completion of the Leasehold Improvements.

         6. Tenant Deposit. Tenant agrees to deposit with Landlord simultaneously with the execution of this Lease an amount equal to one (1) month's Base Rent. Such deposit will be held by Landlord throughout the Lease Term without liability for interest and as security for the performance by Tenant of Tenant's obligations under this Lease, it being expressly understood that the deposit will not be considered an advance payment of Rent or a measure of Landlord's damages for any default by Tenant on termination of this Lease. Landlord may commingle the deposit with Landlord's other funds and may, from time to time, without prejudice to any other remedy, use the deposit to satisfy any arrearages of Rent or any other obligation of Tenant hereunder. Following any such application of the deposit, Tenant will pay Landlord on demand the amount so applied and restore the deposit to its original amount. If Tenant is not in default at the termination of this Lease, the balance of the deposit remaining after any such application will be returned by Landlord to Tenant. If Landlord transfers Landlord's interest in the Leased Premises during the Lease Term, Landlord may assign the deposit to the transferee and thereafter the transferor will have no further liability with respect to such deposit.

         7. Payments. Tenant agrees to pay all Rent at the times and in the manner herein provided. Time is of the essence in the performance of each of Tenant's obligations hereunder. In the event any payment of Rent is not made within five (5) days after its due date, then Late Charges will be assessed as set forth in Paragraph 3.5 above. In the event any payment of Rent or any other sums payable by Tenant under the terms of this Lease are not made within ten
(10) days after its due date, then in addition to Late Charges, such amount shall bear interest daily until paid at the lesser of the rate of eighteen percent (18%) per annum or the highest lawful per annum rate allowed under applicable law.

         8. Use. Tenant will not use or permit any portion of the Leased Premises to be used for any purpose other than for office space. Tenant may not use the Leased Premises for any purpose which is unlawful, disreputable, adversely affects Landlord's leasing of the Building or increases the risk of casualty or the rate of fire or casualty insurance covering the Building or its contents. In the event that any act of Tenant results in any increase in the cost of insurance covering the Building or its contents, Tenant agrees to pay to Landlord the amount of such increased cost. Tenant will conduct Tenant's business and will control Tenant's agents, employees, licensees and invitees in such a manner as not to create any nuisance, interfere with, annoy or disturb other tenants or Landlord. Tenant will maintain the Leased Premises in a clean and healthful condition. Tenant, at Tenant's expense, shall itself comply and shall cause Tenant's agents, employees, licensees and invitees to comply fully with the Building Regulations and with all laws, rules, orders, ordinances, directions, regulations and requirements of federal, state, county and municipal authorities pertaining to Tenant's use of the Leased Premises and with all recorded covenants, conditions and restrictions including, without limitation, all applicable federal, state and local laws, regulations or ordinances pertaining to air and water quality, hazardous materials, waste disposal, all emissions and other environmental matters, all zoning and other land use matters and with any direction of any public officer or officers, pursuant to law, which shall impose any duty upon Landlord or Tenant with respect to the use or occupancy of the Leased Premises.

         9. Americans With Disabilities Act Requirements. Landlord is responsible for and will maintain the Common Areas of the Building in compliance with the public accommodations provisions of Title III of the Americans With Disabilities Act of 1990, as amended (the "ADA"), and Landlord shall bear the cost of any improvements, repairs, renovations or modifications that may from time to time be required to the Common Areas to bring the Building into compliance or maintain the Building's compliance with Title III of the ADA.

Tenant shall indemnify and hold Landlord harmless from and against any losses, costs, damages or claims of whatever nature, arising out of or in connection with the compliance requirements set forth in the ADA, as amended, relating to the use and occupancy of the Leased Premises and/or alteration and/or renovation of the Leasehold Improvements, including, but not limited to, any changes necessitated because of the specific needs of Tenant's employees. The Landlord shall indemnify and hold the Tenant harmless from and against any losses, costs, damages or claims arising out of or in connnection with the compliance requirements set forth in the ADA relating to the Building ( other than the Leased Premises ) and the Common Areas.

         10. Landlord's Services. So long as Tenant is not in default and subject to the limitations prescribed by the Building Regulations set forth as Schedule "3" hereto (as may be modified from time to time by Landlord), Landlord agrees to furnish to Tenant during the Business Hours of the Building the following services: (a) access to running water at the points of supply generally provided in the Building; (b) heated and refrigerated air conditioning at such times, temperatures and in such amounts as Landlord regularly provides to tenants of the Building (specifically excluding, however, service, if necessary, for the operation of Tenant's supplemental heating, ventilation and air conditioning system for Tenant's computer room, if any, which is considered excess service and will be provided at additional cost to Tenant as hereafter provided); (c) elevator service in common with other tenants of the Building;
(d) access to electrical power as Landlord regularly provides to other tenants of the Building during the Business Hours of the Building (specifically excluding, however, electrical power, if necessary, for high electrical consumption equipment such as is used in electronic data processing and computer equipment, if any, which is considered excess service and will be provided at additional cost to Tenant as hereafter provided); (e) janitorial services as Landlord determines to be reasonably required; (f) ordinary maintenance services as Landlord determines to be reasonably required to maintain the exterior and mechanical systems of the Building and the Common Areas; and (g) electric lighting for the Common Areas in the manner and to the extent deemed by Landlord to be reasonably required. Landlord will promptly endeavor to repair any malfunction of the Building, but the failure to any extent to furnish or any stoppage or interruption of the foregoing services will not render Landlord liable in any respect for damages to Tenant or any other person or be construed as an eviction of Tenant or entitle Tenant to any abatement of Rent or relieve Tenant from performing any obligation contained herein. To the extent Tenant requests, uses or requires services in excess of the services regularly provided by Landlord pursuant to the terms of this Lease, or requests, uses or requires services at times other than when such services are regularly provided by Landlord pursuant to the terms of this Lease, then Tenant agrees to pay to Landlord such charges as Landlord might from time to time prescribe for such additional services.

         11. Quiet  Enjoyment.  Landlord  agrees that if Tenant pays Rent herein
reserved  and  performs  the  obligations  of  Tenant  hereunder,   Tenant  will
peacefully hold the Leased Premises throughout the Lease Term.

         12. Insurance. Tenant will maintain at Tenant's expense throughout the Lease Term a policy or policies of insurance insuring Tenant and Landlord against: (a) loss or damage by fire, explosion or other casualty covering the Leasehold Improvements and Tenant's property located in the Leased Premises for the full replacement cost thereof; and (b) all liability for injury to or death of any person occasioned by or arising out of or in connection with occupancy of the Leased Premises, the limits of such policy or policies to be in an amount of not less than $1,000,000.00 with respect to injuries to or death of any one person and in an amount of not less than $3,000,000.00 with respect to any one occurrence. Tenant will furnish evidence satisfactory to Landlord of the maintenance of such insurance and will obtain a written obligation on the part of each insurance company to notify Landlord at least ten (10) days prior to cancellation of such insurance. Landlord will maintain, at Landlord's expense through the Lease Term, a policy or policies of insurance insuring against: (a) loss or damage by fire, explosion, or other casualty covering the Building and the Common Areas for the full insurable value thereof; and (b) all liability for injury to or death of any person occasioned by or arising out of or in connection with the ownership, maintenance, management, leasing and operation of the Building, the limits of such policy or policies to be in an amount of not less than $1,000,000.00 with respect to injuries to or death of any one person and in an amount of not less than $3,000,000.00 with respect to any one occurrence.

         13. Waiver of Certain Claims. Each of the parties hereto does hereby release the other from all liability for damage due to any act or neglect of the other (except as hereinafter provided) occasioned to property owned by said parties which is or might be incident to or the result of any casualty for which either of the parties is now carrying, is required by this Lease to carry or may hereafter carry insurance; provided, however, the releases herein contained shall not apply to any loss or damage occasioned by the deliberate, harmful act of either of the parties hereto. The parties hereto further agree that any insurance they obtain on their respective properties shall contain an appropriate provision whereby the insurance company, or companies, consent to the mutual release of liability contained in this paragraph and waive all right of recovery by way of subrogation against Landlord or Tenant in connection with any loss or damage covered by any such policies. Neither party shall be liable to the other for any loss or damage caused by fire or any other risks enumerated in its policies, provided such waiver was obtainable at the time of such loss or damage. If such waiver can be obtained only at additional expense, the obligation to obtain such waiver shall continue if the party desiring such waiver, after notice, shall pay the amount of such additional expense. Upon request by either party, Tenant or Landlord shall provide the other with proof of insurance containing evidence of the insurer's acknowledgment of the provisions of this Paragraph 13.

         14. Acceptance. By taking possession of the Leased Premises, Tenant will be deemed to have accepted the Leased Premises as suitable for the purposes for which the same are leased, to have accepted the Building and to have waived any defects therein, excepting latent defects; subject, however, to the completion by Landlord within a reasonable time after occupancy of certain cosmetic details to the Leasehold Improvements reflected on a written punchlist submitted by Tenant to Landlord within ten (10) days after the date of Substantial Completion.

         15. Alterations, Repairs. Tenant will make no alterations or additions to the Leased Premises without the prior written consent of Landlord. Tenant will, at Tenant's expense, maintain the Leased Premises in sound condition and good repair, and upon prior written approval of Landlord, will repair or replace any damage done to the Building or the Leased Premises by Tenant or Tenant's agents, employees, licensees or invitees. Tenant will not commit or allow any waste or damage to be committed on any portion of the Leased Premises and on the termination of this Lease, Tenant will deliver up the Leased Premises and the Leasehold Improvements to Landlord in the condition which existed on the Commencement Date, ordinary wear and tear and insured casualty loss excepted. All repairs and permitted alterations or additions to the Leased Premises will be performed by Landlord or persons designated by Landlord, at Tenant's expense.

         16. Assignment, Subletting. Tenant will not assign or encumber this Lease or any interest herein or sublet the Leased Premises in whole or in part or suffer any other person to occupy the Leased Premises or any portion thereof without the prior written consent of Landlord, and any such assignment, encumbrance, subletting or occupancy without such consent will be void. If Tenant desires Landlord to consent to a subleasing or assignment of all or part of the Leased Premises then Tenant shall be required to submit such information as Landlord shall require to evaluate the proposal and Tenant shall be responsible for paying for the costs of Landlord's expenses in reviewing the proposal and drafting the necessary documents, if any, including reasonable attorney fees incurred by Landlord. Notwithstanding anything to the contrary in the foregoing portions of this Paragraph, no consent or approval by the Landlord shall be required to any assignment or subleasing of the Leased Premises, in whole or in part, to any entity which is an "affiliate" of Tenant within the meaning of the Securities Act of 1933, as amended, and applicable regulations thereunder.

         17. Condemnation. If the Leased Premises or the Building is taken or condemned in whole or part for any public use or purpose by right of eminent domain or is transferred by agreement in connection with or in lieu of or under threat of condemnation, the Lease Term and the leasehold estate created hereby will, at the option of Landlord, terminate as of the date title vests in the condemnor or transferee. Landlord will receive the entire award from such taking (or the entire compensation paid on account of any transfer by agreement). Tenant will have no claim thereto and Tenant assigns any right it might have to recover any money by the taking to Landlord.

         18. Casualty. If the Leased Premises are damaged by fire or other casualty and such damage cannot be repaired within one hundred eighty (180) days (as estimated by Landlord as soon as reasonably practicable after the occurrence of such damage), this Lease, at the option of Landlord, exercised by giving written notice thereof to Tenant within ninety (90) days after the occurrence of such damage, will terminate as of the date such notice is given. On such termination Tenant will pay Rent and all other obligations of Tenant apportioned to the date on which such damage occurred and will immediately surrender the Leased Premises to Landlord. If the damage can be repaired within one hundred eighty (180) days, or if the damage cannot be repaired within one hundred eighty
(180) days but Landlord does not exercise the option to terminate this Lease, Landlord will make the necessary repairs to the Leasehold Improvements, at Tenant's expense (to the extent not covered by the proceeds of insurance required to be carried by the Tenant pursuant to the terms of this Lease), and this Lease will continue in effect, but Rent will be equitably reduced or abated (as determined in the good faith judgment of Landlord) until such repairs are made, unless such damage is so slight that Tenant's occupancy of the Leased Premises is not materially interrupted, in which case Rent will not be abated or reduced. Repairs to the Building and the Common Areas will be made by Landlord at Landlord's expense.

         19. Entry. Landlord and Landlord's agents, employees and contractors will have the right to enter the Leased Premises at all reasonable hours (or, in any emergency, at any hour), to inspect, clean, repair or alter the Leased Premises as Landlord may deem necessary and Tenant will not be entitled to any abatement or reduction of Rent by reason thereby.

         20. Holding Over. If Tenant continues to occupy the Leased Premises after the Expiration Date or other termination of the Lease Term, such holding over will, unless otherwise agreed by Landlord in writing, constitute a month to month tenancy and Tenant shall pay an amount equal to twice the amount of Rent payable during the last month prior to the termination of this Lease and be subject to all of the other provisions set forth in this Lease.

         21. Abandoned Property. Landlord may, at Landlord's option, take possession of all personal property not removed by Tenant from the Leased Premises if no employee of Tenant enters the Leased Premises for a period of twenty (20) days or if Landlord receives notice or has a reasonable belief Tenant has abandoned the Leased Premises. Landlord may remove and store such property, at the expense of Tenant, without being liable to Tenant therefor. Landlord will thereafter notify Tenant in writing of such event and if Tenant fails to recover such property from Landlord within thirty (30) days after delivery of such notice, Landlord may dispose of such property in any commercially reasonable manner and apply any net proceeds, after deducting any costs and fees incurred in securing, storing and selling such property, against any Rent or other amounts due hereunder, or if no amounts are due Landlord hereunder, then to Tenant.

         22. Default. Tenant's failure to pay any Rent or other sums payable by Tenant hereunder when such sums become due will be an event of default by Tenant under this Lease when such sums remain unpaid for a period of ten (10) days following the date due for payment of Rent. The following events will also be deemed to be events of default by Tenant under this Lease if Tenant fails to cure any of the following within fifteen (15) days after Landlord's provision of written notice to Tenant of the existence of such an event of default:

         (a) failure to comply with any term of this Lease or the Building Regulations to be observed by Tenant other than non-payment of any Rent when due;
         (b) failure by Tenant to continue to occupy all of the Leased Premises and to conduct and operate Tenant's business within the Leased Premises during the Business Hours of the Building; or Tenant's abandonment of the Leased Premises;
         (c) the filing by or against Tenant or any Guarantor of any proceeding under the federal bankruptcy act or any similar law;
         (d) the adjudication of Tenant or any Guarantor as bankrupt or insolvent in proceedings filed under the federal bankruptcy act or any similar law;
         (e) the making by Tenant or any Guarantor of a transfer in fraud of creditors or an assignment for the benefit of creditors;
         (f) the appointment of a receiver for Tenant or any Guarantor or for any assets of Tenant;
         (g) the insolvency of Tenant or any Guarantor, or Tenant's or Guarantor's inability to pay its debts as they become due;
         (h) discovery of any material misrepresentation or omission made with respect to Tenant's disclosure of Tenant's financial condition as submitted by Tenant to Landlord; or
         (i) the occurrence of the fourth or more default by Tenant within any 12 month period during the Lease Term regardless of the fact that any earlier defaults have been cured.

         23. Remedies. On the occurrence of any event of default and after providing notice and the opportunity to cure any such default as may be required, Landlord has the option to do any one or more of the following without any further notice or demand, in addition to and not in limitation of any other remedy permitted by law, in equity, or by this Lease:

                  23.1 Termination. Landlord may terminate this Lease, in which event Tenant will immediately surrender the Leased Premises to Landlord, but if Tenant fails to do so, Landlord may without notice and without prejudice to any other remedy Landlord might have, enter and take possession of the Leased Premises and remove Tenant and Tenant's property therefrom without being liable to prosecution or any claim for damages therefor.

                  23.2 Reletting. Landlord may enter and take possession of the Leased Premises without terminating this Lease and without being liable to prosecution or any claim for damages therefor, and Landlord may change the locks on the doors to the Leased Premises to exclude Tenant therefrom and immediately discontinue furnishing any utilities and other services Landlord has been providing. Thereafter, Landlord may relet the Leased Premises as the agent of Tenant and receive the rent therefor, in which event Tenant will pay to Landlord, on demand, the cost of renovating, repairing and altering the Leased Premises and any deficiency that might arise by reason of such reletting; provided, however, that Landlord will have no duty to relet the Leased Premises and the failure of Landlord to relet the Leased Premises will not release or affect Tenant's liability for Rent or for damages. Any action committed by Landlord pursuant to this paragraph shall in no way cause or result in any abatement of Rent or any other charge payable by Tenant under this Lease.

                  23.3 Option to Perform. Landlord may perform or cause to be performed, but is under no obligation to perform, the obligations of Tenant under this Lease and may enter the Leased Premises to accomplish such purpose without being liable to prosecution or any claim for damages therefor. Tenant agrees to reimburse Landlord on demand for any expense or cost, including reasonable attorneys' fees, which Landlord might or does incur in effecting compliance with this Lease on behalf of Tenant. Except for gross negligence by Landlord, Landlord shall not be liable or responsible for any loss, inconvenience, annoyance or damage resulting to Tenant or anyone holding under Tenant for any action taken by Landlord pursuant to this Paragraph 24.

                  23.4 Reservation of Rights. The rights granted to Landlord in this Lease are cumulative of every other right or remedy which Landlord might otherwise have at law or in equity and the exercise of one or more rights or remedies will not prejudice the concurrent or subsequent exercise of other rights or remedies.

         24. Tenant Bankruptcy. In the event any act of bankruptcy (as set forth in items (c), (d), (e), (f) or (g) of Paragraph 23) shall occur and this Lease is not terminated pursuant to the provisions of Paragraph 24.2 above, the parties agree:

                  24.1 Cutoff of Utilities. That if there shall be a default in the payment of Base Rent or any Additional Rent, or a default in the observance or performance of any other provision of this Lease binding on Tenant, Landlord shall be entitled to immediately discontinue furnishing any utilities and other services it has been providing to the Leased Premises, until such time as such defaults have been fully cured and/or adequate protection of Landlord's interests is made and assurances of future performance are made, it being agreed that the foregoing action by Landlord shall in no way cause or result in any abatement of Rent or any other charge payable by Tenant during the continuance of the term of this Lease.

                  24.2 Assumption of Lease by Trustee. That if this Lease is assumed by a trustee in bankruptcy, and assigned by the trustee to a third party, then such party shall (a) execute and deliver to Landlord an agreement in recordable form whereby such party confirms that it has assumed and agrees with Landlord to discharge all obligations (including, without limitation, the provisions of this Lease respecting the Permitted Use of the Leased Premises and the manner of operation thereof) binding on Tenant under this Lease, (b) represent and warrant in writing to Landlord that such party has a net worth and operating experience at least comparable to that possessed by Tenant named herein and/or Guarantor as of the execution of this Lease; (c) deposit with Landlord a Security Deposit and advance rent equal to that initially deposited by Tenant named herein; and (d) grant Landlord, to secure the performance of such party's obligations under this Lease, a security interest in such party's merchandise, inventory, personal property, fixtures, furnishings, and all accounts receivable (and in the proceeds of all of the foregoing) with respect to its operations in the Leased Premises; and in connection therewith, such party shall execute such security agreements, financing statements and other documents (the forms of which are to be designated by Landlord) as are necessary to perfect such lien.

                  24.3 Assignment of Lease. Any person or entity to which this Lease is assigned pursuant to any applicable provisions of the United States Bankruptcy Code, shall be deemed without further act or deed to have assumed all of the obligations arising under this Lease on and after the date of such assignment. If this Lease is assigned to any person or entity pursuant to the provisions of the Bankruptcy Code, any and all monies or other considerations payable or otherwise to be delivered in connection with such assignment shall be paid or delivered to Landlord, shall be and remain the exclusive property of Landlord and shall not constitute property of Tenant or of the estate of Tenant within the meaning of the Bankruptcy Code. Any and all monies or other considerations constituting Landlord's property under the preceding sentence not paid or delivered to Landlord shall be held in trust for the benefit of Landlord and be promptly paid or delivered to Landlord.

                  24.4 Office Lease. This Lease shall be deemed a Lease of "Nonresidential Real Property" within an "Office Building" for the purpose of
Section 365 of the Federal Bankruptcy Code.

         25. Landlord Non-Waiver of Remedies. No action by Landlord during the Lease Term will be deemed an acceptance of an attempted surrender of the Leased Premises and no agreement to accept a surrender of the Leased Premises will be valid unless made in writing and signed by Landlord. No re-entry or taking possession of the Leased Premises by Landlord will be construed as an election by Landlord to terminate this Lease, unless a written notice of termination is given to Tenant. Notwithstanding any such reletting, re-entry or taking possession, Landlord may at any time thereafter elect to terminate this Lease for a previous default. Landlord's acceptance of Rent following the occurrence of an event of default will not be construed as Landlord's waiver of such event of default. No waiver by Landlord of any default by Tenant will be deemed to constitute a waiver of any other or future default hereunder. Forbearance by Landlord to enforce one or more of the remedies herein provided will not be deemed to constitute a waiver of any default. The failure of Landlord to enforce the Building Regulations against Tenant or any other tenant in the Building will not be deemed a waiver thereof. No provision of this Lease will be deemed to have been waived by Landlord unless such waiver is in writing signed by Landlord.

         26. Landlord's Transfer. In the event Landlord transfers Landlord's interest in the Building, Landlord will thereby be released from any further obligation hereunder and the transferee will thereafter be liable for the performance of any obligations of Landlord hereunder and Tenant agrees to attorn and look solely to the transferee for the performance of such obligations. The agreement of Tenant to attorn to the transferee of Landlord will survive any termination of rights of Landlord in the Building and Tenant agrees to execute and deliver to the transferee or Landlord from time to time within ten (10) days after written request therefor all instruments which might be required by Landlord to confirm such attornment.

         27. Subordination. This Lease and all rights of Tenant hereunder will, at the option of Landlord, be subject and subordinate to all Encumbrances. Tenant agrees to execute and deliver to Landlord from time to time within ten
(10) days after written request by Landlord all instruments which might be required by Holder to confirm such subordination. Notwithstanding the foregoing provisions, Tenant agrees that any Holder will have the right at any time to subordinate any rights of such Holder to the rights of Tenant under this Lease on such terms and subject to such conditions as such Holder deems appropriate in such Holder's absolute discretion.

         28. Certificates. Tenant agrees to execute and deliver from time to time within ten (10) days after written request by Landlord a certificate, to the extent true or except as otherwise set forth in the certificate, certifying that: Tenant has entered into occupancy of the Leased Premises and is presently open and conducting Tenant's business with the public in the Leased Premises; the amount of Base Rent payable by Tenant under this Lease; this Lease is in full force and effect and has not been assigned, modified, supplemented or amended; neither Landlord nor Tenant is in default under this Lease; this Lease represents the entire agreement between Landlord and Tenant pertaining to the Leased Premises; the date on which the Lease Term expires as specified at Paragraph 2 of this Lease; all conditions under this Lease to be performed by Landlord have been satisfied; no Rent has been paid more than thirty (30) days in advance of its due date; no defense or offset currently exists or is claimed by Tenant against Landlord or against enforcement of this Lease by Landlord; the amount of the security deposit paid by Tenant to Landlord pursuant to Paragraph 6 of this Lease; the address for notices to be sent to Tenant is as set forth in such certificate or at the Leased Premises; Tenant will look only to Landlord for return of any deposit hereunder; and such other certifications which might reasonably be required by Landlord. The certificate will also contain an agreement by Tenant with Holder that after the date of such certificate, Tenant will not: pay any Rent more than thirty (30) days in advance of its due date; surrender or consent to the modification, amendment or termination of this Lease by Landlord; or seek to terminate this Lease by reason of any default by Landlord until Tenant has given thirty (30) days prior written notice of such default to Holder and such default shall not have been cured within a reasonable time after giving such notice. Tenant will furnish to Landlord from time to time when requested by Landlord a statement of the financial condition of Tenant prepared by an independent, certified public accountant in form reasonably satisfactory to Landlord.

         29. Hazardous Materials. Tenant shall not cause or permit any Hazardous Material to be brought upon, kept or used in or about the Leased Premises by Tenant, its agents, employees, contractors or invitees without the prior written consent of Landlord, which Landlord shall not unreasonably withhold as long as Tenant demonstrates to Landlord's reasonable satisfaction that such Hazardous Material is necessary or useful to Tenant's business and will be used, kept and stored in a manner that complies with all laws regulating any such Hazardous Material so brought upon or used or kept in or about the Leased Premises. If Tenant breaches the obligations stated in the preceding sentence, or if the presence of Hazardous Material on the Leased Premises caused or permitted by Tenant results in contamination of the Leased Premises, or if contamination of the Leased Premises by Hazardous Material otherwise occurs for which Tenant is legally liable to Landlord for damage resulting therefrom, then Tenant shall indemnify, defend and hold Landlord harmless from any and all claims, judgments, damages, penalties, fines, costs, liabilities or losses (including, without limitation, diminution in value of the Leased Premises, damages for the loss or restriction on use of rentable or usable space or of any amenity of the Leased Premises, damages arising from any adverse impact on marketing of space, and sums paid in settlement of claims, attorneys' fees, consultant fees and expert fees) which arise during or after the lease term as a result of such contamination. This indemnification of Landlord by Tenant includes, without limitation, costs incurred in connection with any investigation of site conditions or any clean-up, remedial, removal or restoration work required by any federal, state or local governmental agency or political subdivision because of Hazardous Material present in the soil or ground water on or under the Leased Premises. Without limiting the foregoing, if the presence of any Hazardous Material on the Leased Premises caused or permitted by Tenant results in any contamination of the Leased Premises, Tenant shall promptly take all actions at its sole expense as are necessary to return the Leased Premises to the condition existing prior to the introduction of any such Hazardous Material to the Leased Premises; provided, that Landlord's approval of such actions shall first be obtained, which approval shall not be unreasonably withheld so long as such actions would not potentially have any material adverse long-term or short-term effect on the Leased Premises. The foregoing indemnity shall survive the expiration or earlier termination of this Lease.

                  29.1 Disclosure. Within thirty (30) days of receipt of written request from Landlord, Tenant shall disclose to Landlord the names and amounts of all Hazardous Materials, or any combination thereof, which were stored, used or disposed of on the Leased Premises, or which Tenant intends to store, use or dispose of on the Leased Premises.

                  29.2 Inspection. Landlord and its agents shall have the right, but not the duty, to inspect the Leased Premises at any time to determine whether Tenant is complying with the terms of this Lease. Notwithstanding any other provision of this Lease, if Tenant is not in compliance, Landlord shall have the right to immediately enter upon the Leased Premises to remedy any contamination caused by Tenant's failure to comply. Tenant shall reimburse Landlord for all costs and expenses incurred by Landlord in connection with any investigation of site conditions or any action to remedy any contamination. Additionally, Tenant shall reimburse Landlord for any clean-up, remedial, removal or restoration work required by any federal, state or local governmental agency or political subdivision and pay any other amounts provided in this Paragraph 30. Landlord shall use its best efforts to minimize interference with Tenant's business, but shall not be liable for any interference caused thereby.

                  29.3 Default. Any default under this Paragraph 30 shall be a material default enabling Landlord to exercise any of the remedies set forth in this Lease.

         30. Termination Option. Notwithstanding the provisions of the Lease to the contrary and provided that (a) the Lease is in effect on December 31, 1999, and (b) an event of default is not continuing hereunder, then the Landlord grants to Tenant the option to terminate Tenant's future obligations under the Lease (the "Termination Option"). To exercise the Termination Option, the Tenant must (a) provide written notice to Landlord of the Tenant's election to exercise the Termination Option, which written notice must be delivered to Landlord no less than ninety (90) days prior to December 31, 1999; and (b) pay to Landlord in cash an amount equal to $10,776.52 (the "Termination Consideration"), which amount represents consideration for the early termination of the Lease. In the event the Tenant exercises this Termination Option, Tenant shall continue to pay Rent through December 31, 1999. Further, the Tenant shall pay to Landlord the sum of $10,150.00 (the "Allowance Recapture") which represents the approximate unamortized balance of the Tenant Allowance provided by Landlord for the construction of the Leasehold Improvements with respect to the Leased Premises. In the event that Tenant exercises the Termination Option hereunder, the Termination Consideration and the Allowance Recapture shall be paid by Tenant to the Landlord within thirty (30) days following Tenant's written notice exercising the Termination Option. In the event the Termination Option is not timely exercised in strict compliance with the terms hereof, then the Termination Option will expire and the Tenant will have no further right to terminate the Lease, which will remain in full force and effect. However, it is expressly agreed that in the event Tenant exercises the Termination Option hereunder, then the Lease will terminate and Landlord and Tenant agree to execute a Surrender and Acceptance Agreement to evidence the termination on the terms set forth herein.

         31. Landlord's Relocation. Notwithstanding anything in the Lease to the contrary, the Landlord shall have the right, upon sixty (60) days written notice to the Tenant, to provide and furnish the Tenant with space elsewhere in the Building or The Urban Center at Liberty Park (the "Park") of approximately the same size, configuration and decor as the Leased Premises and to move and place the Tenant in such new space at Landlord's sole expense; provided however, Tenant shall have no obligation to move until such remodeling is completed. In the event Tenant does not provide Landlord with written notice of approval of the relocation of the Leased Premises as proposed by Landlord within thirty (30) days after the date of Landlord's written notice, the Lease, at Landlord's option, may be terminated upon Landlord's second (2nd) written notice to Tenant, with such termination to be effective at the expiration of the sixty (60) day period provided in the initial notice from Landlord. In the event the Landlord moves the Tenant from the Leased Premises to the new relocation space, then the Lease and each and all of the terms, covenants and conditions thereof shall remain in full force and effect, and such new relocation space will be substituted for the Leased Premises hereunder and the Landlord and the Tenant will promptly execute an amendment to the Lease evidencing such relocation.

         32. Tenant's Relocation. Notwithstanding anything in the Lease to the contrary, in the event the Leased Premises is not reasonably meeting Tenant's space needs, then Tenant, at any time during that portion of the Lease Term beginning one hundred eighty (180) days subsequent to the Commencement Date with respect to the Leased Premises and ending one hundred eighty (180) days prior to the Expiration Date (the "Relocation Period") may request that Landlord relocate the Leased Premises to "Available Space" as hereafter defined, within the Park. The term "Available Space" as used herein shall mean any contiguous block of office space in the Park containing approximately 5,500 to 6,500 square feet of Net Rentable Area which is then vacant and which space: (a) is not subject to an expansion option or other preferential right held by an existing tenant; (b) is not subject to then ongoing specific discussions with a prospective tenant for the leasing of such space; and (c) is of similar decor to the Leased Premises. To request such relocation, the Tenant, during the Relocation Period, must provide Landlord with sixty (60) days written notice of Tenant's desire to relocate. Within thirty (30) days following the Landlord's receipt of Tenant's notice, Landlord will provide Tenant with a list of all Available Space in the Park and the terms upon which Landlord is willing to lease the respective Available Space to Tenant. Within thirty (30) days following Tenant's receipt of Landlord's notice of Available Space and lease terms with respect thereto, Tenant shall advise Landlord of whether Tenant desires to relocate the Leased Premises to any such Available Space. In the event Tenant provides Landlord notice of its election to relocate the Leased Premises to Available Space, then as soon as practical after Landlord receipt of Tenant's notice thereof, but in no event greater than one hundred twenty (120) days thereafter, Tenant shall move to the selected Available Space. All costs to move and place Tenant in such new space shall be paid by Tenant. Upon Tenant's occupancy of the new space, such new space will become a part of the Leased Premises and the Phase I Space and Phase II Space shall no longer be a part of the Leased Premises. The Landlord and Tenant will promptly execute an amendment to the Lease evidencing such relocation and the terms upon which Tenant shall lease the selected Available Space. In the event the Tenant does not approve of any of the Available Space as proposed by the Landlord within thirty (30) days after receipt of Landlord's written notice, the Lease will nevertheless continue in full force and effect with respect to the Leased Premises. Notwithstanding the foregoing, Tenant shall have the right to make two (2) requests to relocate the Leased Premises to suitable Available Space within the Park during any consecutive twelve (12) month period in the Relocation Term, and Landlord agrees to use reasonable efforts to satisfy Tenant's relocation needs.

         33. Miscellaneous. Landlord and Tenant further agree as follows:

                  33.1 Park and Building Name. Landlord reserves the right at any time to change the name of either the Park or the Building without liability to Tenant.

                  33.2 Brokerage. Tenant represents to Landlord that the lease of space described in the Lease was brought about solely by the efforts of L. Sorrell Chew (the "Landlord's Broker") and Tenant has dealt with no other broker in connection with the leasing of the Leased Premises. Landlord agrees to pay the brokerage commission earned by the Landlord's Broker in connection with the consummation of the Lease. It is agreed that if any other claims for commissions are ever made against either the Landlord or the Tenant in connection with this Lease, all such claims shall be handled and paid by the party whose actions form the basis of such claims, and such party shall indemnify and hold harmless the other from and against any and all such claims or demands with respect to any commissions asserted by any person, firm, or corporation in connection with this Lease.

                  33.3 Recording. Landlord and Tenant agree that this Lease will not be recorded, but that a memorandum hereof in substantially the form set forth at Schedule "4" attached as a part hereof will be executed and delivered within ten (10) days after the written request of either party, which memorandum may be recorded in Jefferson County, Alabama.

                  33.4 Notices. Any notice to be given hereunder will be deemed to be given five (5) days after being deposited with the United States Postal Service, certified or registered mail, return receipt requested, with sufficient postage prepaid, addressed as indicated on page 1 hereof, or on the day of its personal delivery to the office of the respective party set forth on page 1 of this Lease; and if telecopied or delivered by overnight courier, such notice will be deemed to be given on the business day immediately following the day on which it was telecopied or deposited with the courier. Either party may at any time designate any other address for notices by giving written notice of such new address to the other party.

                  33.5 Joint and Several Liability. If Tenant comprises more than one person, Tenant's obligations hereunder are joint and several. If there is a Guarantor, Tenant's obligations hereunder are the joint and several obligations of Tenant and Guarantor and the release, forbearance or discharge of any Guarantor will not relieve Tenant from the performance of Tenant's obligations hereunder.

                  33.6 Attorneys' Fees. If either the Landlord or the Tenant is required to hire an attorney because of the breach by either party of any provision of this Lease, then the party that prevails in any such action will be entitled to receive its reasonable attorneys' fees and expenses from the non-prevailing party to the extent permitted by law.

                  33.7 Entire Agreement. Tenant agrees that there are no representations, understandings, stipulations, agreements or promises pertaining to this Lease or the Leased Premises which are not incorporated herein. This Lease will not be altered, waived, amended or extended, except by a written agreement signed by Landlord and Tenant.

                  33.8 Severability. If any clause or provision of this Lease is illegal, invalid or unenforceable under any present or future law, the remainder of this Lease will not be affected thereby. It is the intention of the parties that if any provision is held to be illegal, invalid or unenforceable, there will be added in lieu thereof a provision as similar in terms to such provision as is possible and be legal, valid and enforceable.

                  33.9 Binding Effect. The provisions of this Lease will be binding on and inure to the benefit of Landlord and Tenant and their respective heirs, personal representatives, successors and permitted assigns.

                  33.10 Governing Law. This Lease will be construed and enforced according to the internal laws of the State of Alabama. All claims, disputes and other matters in question arising out of or relating to this Lease, or the breach thereof, will be decided by proceedings instituted and litigated in a court of competent jurisdiction in the State of Alabama.

                  33.11 Amendment. This Lease will not be altered, waived, amended or extended, except by a written agreement signed by Landlord and Tenant.

                  33.12 Limitation of Damages to Tenant. In the event of any alleged default of Landlord under this or any other provision of the Lease, Tenant shall not seek to secure any claim for damages or indemnification by any attachment, levy, judgment, garnishment or other security proceedings against any property of Landlord other than Landlord's equity in the Building, it being agreed and understood, however, that the maximum recovery of Tenant against Landlord shall be in an amount equal to Landlord's equity interest in the Building. It is understood and agreed that in no event shall Tenant have any right to levy execution against any property of Landlord other than its interest in the Building. Such right of execution shall be subordinate and subject to any Encumbrance upon the Building.

                  33.13 Time. Time is of the essence in the performance of Landlord's and Tenant's respective obligations hereunder.

         IN WITNESS WHEREOF, this Lease has been executed and delivered at The Urban Center at Liberty Park, under the hands and seals of the duly authorized officers of the parties on the date first above written.

                               Landlord:

                               TORCHMARK DEVELOPMENT CORPORATION,
                               an Alabama corporation



                                By  /s/ Mark D. Elgin
                                Mark D. Elgin,
                                Executive Vice President




                                Tenant:

                                BIRMINGHAM SOUTHEAST, L.L.C.,
                                a limited liability company



                                By:  /s/ Joseph D. Corso
                                Name: Joseph D. Corso
                                Title:  President

List of Schedules and Attachments:
         Guaranty Form
         Schedule 1: Description of Leased Premises
         Schedule 2: Information Required for Final Working Drawings and
                     Construction Budget
         Schedule 3: Building Regulations
         Schedule 4: Form of Memorandum of Lease
         Schedule 5: Form of Construction Agreement

ITEM 14 (d). CONSOLIDATED FINANCIAL STATEMENT SCHEDULES


                          BIRMINGHAM STEEL CORPORATION
                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

                           Balance                Provision             Balance
                             at                      for      Accounts     at
                          Beginning                Doubtful   Written    End of
                           of Year   Acquisition   Accounts      off      Year
                          ---------  -----------   ---------- --------- --------
Year ended June 30, 1997    $1,554      $   -        $543        $300    $1,797

Year ended June 30, 1996     1,368          -         418         232     1,554

Year ended June 30, 1995     1,737        136         558       1,063     1,368




SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the Undersigned, thereunto duly authorized.

BIRMINGHAM STEEL CORPORATION

/s/Robert A. Garvey     9/26/97
-------------------------------
Robert A. Garvey           Date
Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/E. Mandell de Windt     9/26/97             /s/Robert A. Garvey    9/26/97
----------------------------------             ------------------------------
E. Mandell de Windt         Date               Robert A. Garvey         Date
Chairman-Executive Committee                   Chairman of the Board,
                                               Chief Executive
                                               Officer, Director


/s/Harry Holiday, Jr.      9/26/97             /s/C. Stephen Clegg     9/26/97
-----------------------------------            -------------------------------
Harry Holiday, Jr.          Date               C. Stephen Clegg          Date
Director                                       Director


/s/George A. Stinson       9/26/97             /s/E. Bradley Jones     9/26/97
-----------------------------------            -------------------------------
George A. Stinson           Date               E. Bradley Jones          Date
Director                                        Director


/s/Reginald H. Jones       9/26/97             /s/T. Evans Wyckoff     9/26/97
-----------------------------------            -------------------------------
Reginald H. Jones           Date               T. Evans Wyckoff          Date
Director                                       Director


/s/William J. Cabaniss, Jr. 9/26/97            /s/J. Daniel Garrett     9/26/97
-----------------------------------            --------------------------------
William J. Cabaniss, Jr.     Date              J. Daniel Garrett  Date
Director                                       Vice President-Controller


/s/Robert D. Kennedy       9/26/97
----------------------------------
Robert D. Kennedy           Date
Director

EXHIBIT 22.1


                          BIRMINGHAM STEEL CORPORATION
                         SUBSIDIARIES OF THE REGISTRANT
                               AS OF JUNE 30, 1997


            American Steel & Wire Corporation, a Delaware corporation

                Norfolk Steel Corporation, a Virginia corporation

             Barbary Coast Steel Corporation, a Delaware corporation

             Birmingham Steel Overseas, Ltd, a Barbados corporation

            Port Everglades Steel Corporation, a Delaware corporation

         Birmingham Recycling Investment Company, a Delaware corporation

             Birmingham East Coast Holdings, a Delaware corporation

                Birmingham Southeast LLC, a Delaware corporation


EXHIBIT  23.1


CONSENT OF INDEPENDENT AUDITORS

We consent to the incorporation by reference (i) in the Registration Statement (Form S-8 No. 33-16648) pertaining to the Birmingham Steel Corporation 1986 Stock Option Plan; (ii) in the Registration Statement (Form S-8 No. 33-23563) pertaining to the Birmingham Steel Corporation Non-Union Employees' 401(k) Plan;
(iii) in the Registration Statement (Form S-8 No. 33-30848) pertaining to the Birmingham Steel Corporation 1989 Non-Union Stock Option Plan; (iv) in the Registration Statement (Form S-8 No. 33-41595) pertaining to the Birmingham Steel Corporation 1990 Management Incentive Plan; (v) in the Registration Statement (Form S-8 No. 33-51080) pertaining to the Birmingham Steel Corporation 1992 Non-Union Employees' Stock Option Plans; and (vi) in the Registration Statement (Form S-8 No. 333-34291) pertaining to the Birmingham Steel Corporation 1996 Director Stock Option Plan of our report dated August 6, 1997 with respect to the consolidated financial statements and schedule of Birmingham Steel Corporation included in the Annual Report (Form 10-K) for the year ended June 30, 1997.

/s/Ernst & Young LLP
---------------------
Ernst & Young LLP
Birmingham, Alabama
September 24, 1997