Form 10-Q
period 1997-09-30
BIRMINGHAM STEEL CORP
filed 1997-11-13
CIK 779334

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 1997

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 29,717,130 Shares of Common Stock, Par Value $.01 Outstanding at November 10, 1997.

                          BIRMINGHAM STEEL CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                    (in thousands, except number of shares)

                                                    September 30,     June 30,
                                                        1997            1997
                                                     (Unaudited)      (Audited)
                                                     -----------    ------------
ASSETS
Current assets:
  Cash and cash equivalents                          $       802    $       959
  Accounts receivable, net of allowance for
    doubtful accounts of $1,797 at September 30, 1997
    and June 30, 1997                                    130,077        129,476
  Inventories                                            197,360        208,595
  Other                                                   27,296         27,834
                                                     -----------    -----------
       Total current assets                              355,535        366,864

Property, plant and equipment
   (including property and equipment,
   net, held for disposition of $19,752
   and $19,568 at September  30, 1997
   and June 30, 1997, respectively):
  Land and buildings                                     199,790        199,363
  Machinery and equipment                                574,426        572,802
  Construction in progress                               215,598        162,957
                                                     -----------    -----------
                                                         989,814        935,122
  Less accumulated depreciation                         (184,440)      (173,554)
                                                     -----------    -----------
       Net property, plant and equipment                 805,374        761,568

Excess of cost over net assets acquired                   49,098         50,089
Other assets                                              43,313         32,468
                                                     -----------    -----------

       Total assets                                  $ 1,253,320    $ 1,210,989
                                                     ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable                                      $    10,000    $         -
  Accounts payable                                        86,529         94,273
  Accrued interest payable                                 7,313          2,068
  Accrued operating expenses                               9,093          7,503
  Accrued payroll expenses                                 6,229          7,387
  Income taxes payable                                     5,104            170
  Other current liabilities                               28,958         26,581
                                                     -----------    -----------
       Total current liabilities                         153,226        137,982

Deferred income taxes                                     54,352         54,352

Deferred compensation                                      6,220          5,933

Long-term debt                                           548,606        526,056

Minority interest in subsidiary                           14,597         15,118

Commitments and contingencies                                  -              -

Stockholders' equity:
  Preferred stock, par value $.01;
    authorized 5,000,000 shares                                -              -
  Common stock, par value $.01;
    authorized: 75,000,000 shares;
    issued and outstanding: 29,744,550
    at September 30, 1997 and 29,735,815
    at June 30, 1997                                         297            297
  Additional paid-in capital                             331,304        331,139
  Treasury stock, 42,508 and 55,342 shares at
    September 30, 1997 and June 30, 1997,
    respectively, at cost                                   (775)          (996)
  Unearned compensation                                   (1,316)        (1,425)
  Retained earnings                                      146,809        142,533
                                                     -----------    -----------
       Total stockholders' equity
                                                         476,319        471,548
                                                     -----------    -----------

       Total liabilities and stockholders' equity    $ 1,253,320    $ 1,210,989
                                                     ===========    ===========

                            See accompanying notes.

                          BIRMINGHAM STEEL CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (in thousands, except per share data; unaudited)



                                              Three months ended September 30,
                                              --------------------------------

                                                    1997            1996
                                                  ---------       ----------

 Net sales                                         $287,547       $233,422

Cost of sales:
  Other than depreciation and amortization          243,997        198,700
  Depreciation and amortization                      12,790         10,716
                                                   --------       --------
  Gross profit                                       30,760         24,006

Pre-operating/start-up costs                          2,502          1,422
Selling, general and administrative                  11,020          8,450
Interest                                              6,069          3,988
                                                   --------       --------
                                                     11,169         10,146


Other income (expense), net                             589            614
Minority interest in loss of subsidiary                 521              -
                                                   --------       --------


Income before income taxes                           12,279         10,760


Provision for income taxes                            5,034          4,412
                                                   --------       --------


   Net income                                      $  7,245       $  6,348
                                                   ========       ========



Weighted average shares outstanding                  29,685         28,625
                                                   ========       ========


Earnings per share                                 $   0.24       $   0.22
                                                   ========       ========


Dividends declared per share                       $   0.10       $   0.10
                                                   ========       ========



                             See accompanying notes.

                          BIRMINGHAM STEEL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                           Three Months Ended
                                                             September 30,
                                                       ------------------------

                                                           1997          1996
                                                       (Unaudited)   (Unaudited)
                                                       -----------   ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                            $   7,245     $  6,348
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                        12,790       10,716
      Provision for doubtful accounts receivable                -           15
      Deferred income taxes                                     -         (331)
      Minority interest in loss of subsidiary                (521)           -
      Loss from equity investments                            646            -
      Other                                                   230          559
  Changes in operating assets and liabilities:
      Accounts receivable                                    (601)      (2,169)
      Inventories                                          11,235        5,307
      Prepaid expenses                                       (547)        (353)
      Other current assets                                    822        5,112
      Accounts payable                                     (7,432)     (20,463)
      Income taxes payable                                  4,934            -
      Other accrued liabilities                             8,515        5,425
      Deferred compensation                                   287         (207)
                                                        ---------     --------

      Net cash provided by operating activities            37,603        9,959

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment              (55,739)     (53,471)
  Equity investment in Laclede Steel Company              (14,953)           -
  Additions to other non-current assets                    (1,020)        (526)
  Reductions in other non-current assets                    4,260        1,218
                                                        ---------     --------

      Net cash used in investing activities               (67,452)     (52,779)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net short-term borrowings and repayments                 10,000       46,120
  Proceeds from issuance of long-term debt                447,858            -
  Payments of long-term debt                             (425,308)           -
  Proceeds from issuance of common stock                      111          296
  Cash dividends paid                                      (2,969)      (2,862)
                                                        ---------     --------

      Net cash provided by  financing activities           29,692       43,554
                                                        ---------     --------

Net increase (decrease) in cash and cash equivalents         (157)         734

Cash and cash equivalents at:
  Beginning of period                                         959        6,663
                                                        ---------     --------

  End of period                                         $     802     $  7,397
                                                        =========     ========


Supplemental cash flow disclosures:
  Cash paid during the period for:
    Interest (net of amounts capitalized)               $   1,087     $  1,223
    Income taxes                                               38            1



                             See accompanying notes.

                          BIRMINGHAM STEEL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 1997 and 1996



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


Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature only. All significant intercompany accounts and transactions have been eliminated.


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


2. Business Acquisitions and Joint Ventures

On September 24, 1997, Midwest Holdings Inc., a wholly owned subsidiary of the Company, purchased LCL Holdings II, LLC (LCL), a subsidiary of IVACO, Inc. for a purchase price of approximately $14,953,000. LCL owns 25.4 percent of the outstanding common shares and 44.0 percent of the outstanding non-voting convertible preferred shares of Laclede Steel Company stock which is accounted for using the equity method.

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

          Current assets                              $ 31,667
          Property,  plant and equipment                63,400
          Other  non-current
           assets, primarily goodwill                    9,964
                                                      --------
            Total assets acquired                      105,031

          Fair value of liabilities assumed            (44,257)
          Minority interest                            (17,465)
                                                      --------
            Total purchase price                      $ 43,309
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

On September 18, 1996, the Company entered into an agreement with Raw Materials Development Co., Ltd., an affiliate of Mitsui & Co., Ltd. forming Pacific Coast Recycling, LLC (Pacific Coast), a 50/50 joint venture established to operate in southern California as a collector, processor and seller of scrap. The Company made equity investments in Pacific Coast of approximately $7,500,000 on December 27, 1996 and $1,750,000 on January 23, 1997. Pacific Coast is accounted for using the equity method. On December 27, 1996, Pacific Coast purchased certain assets from the estate of Hiuka America Corporation and its affiliates with a minimum annual scrap processing capacity of approximately 600,000 tons. Pacific Coast is utilizing the facility at the Port of Long Beach to export scrap. At September 30, 1997, the Company had current and non-current loans outstanding to Pacific Coast in the amount of $6,400,000 and $10,000,000 respectively.

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

3. Inventories

Inventories were valued as summarized in the following table (in thousands):

                                               September 30,     June 30,
                                                   1997            1997
                                               -------------   -----------
       At lower of cost
        (first-in, first-out)
        or market:
         Raw materials and mill supplies         $ 49,851        $ 51,832
         Work-in-progress                          71,211          71,693
         Finished goods                            76,298          85,070
                                                 --------        --------
                                                 $197,360        $208,595
                                                 ========        ========

4. Borrowing Arrangements

The Company has a five year, unsecured revolving credit agreement whereby the Company may borrow up to $300,000,000 with interest at market rates mutually agreed upon by the Company and the lender or at other contractual borrowing rates. Approximately $84,894,000 was available under this credit facility at September 30, 1997.

Under three line of credit arrangements for short-term borrowings, the Company may borrow up to $50,000,000 with interest at market rates mutually agreed upon by the Company and the lender. At September 30, 1997, $40,000,000 was available under these credit facilities.

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

As part of its ongoing environmental compliance and monitoring programs, the Company is voluntarily developing work plans for environmental conditions involving certain of its operating facilities and properties which are held for sale. Based upon the Company's study of the known conditions and its prior experience in investigating and correcting environmental conditions, the Company estimates that the potential costs of these site restoration and remediation efforts may range from $2,400,000 to $4,200,000. Approximately $2,062,000 of these costs is recorded in accrued liabilities at September 30, 1997. The remaining costs principally consist of site restoration and environmental exit costs to ready the idle facilities for sale, and have been considered in determining whether the carrying amounts of the properties exceed their net realizable values. These expenditures are expected to be made in the next two years if the necessary regulatory agency approvals of the Company's work plans are obtained. Though the Company believes it has adequately provided for the cost of all known environmental conditions, the applicable regulatory agencies could insist upon different and more costly remediative measures than those the Company believes are adequate or required by existing law. Additionally, if other environmental conditions requiring remediation are discovered, site restoration costs could exceed the Company's estimates. Except as stated above, the Company believes that it is currently in compliance with all known material and applicable environmental regulations.

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



6. Pre-Operating/Start-up Costs

Pre-operating/start-up costs consist of non-capitalized costs incurred prior to a facility reaching commercial production levels.

           Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


The statements contained in this report that are not purely historical or which might be considered an opinion or projection concerning the Company or its business, whether express or implied, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include the Company's expectations, hopes, anticipations, intentions, plans and strategies regarding the future. Forward-looking statements include, but are not limited to: expectations about environmental remediation costs, assessments of expected impact of litigation and adequacy of insurance coverage for litigation, expectations regarding the costs of new projects, expectations regarding future earnings, expectations concerning the anticipated performance of new ventures, and expectations regarding the date when facilities under construction will be operational and the future performance and capabilities of those facilities. Moreover, when making forward-looking statements, management must make certain assumptions that are based on management's collective opinion concerning future events, and blend these assumptions with information available to management when such assumptions are made. Whether these assumptions are valid will depend not only on management's skill, but also on a variety of volatile and highly unpredictable risk factors. Some, but not all, of these risk factors are described below under the heading "Risk Factors That May Affect Future Operating Results". The Company's actual results could differ materially from those described or implied by any forward-looking statements herein. Any forward-looking statements contained in this document speak only as of the date hereof, and the Company disclaims any intent or obligation to update such forward-looking statements. Comparisons of results for current and prior periods are not necessarily indicative of future performance, and should not be relied on for any purpose other than as historical data.


In the first quarter of fiscal 1998, the Company reported net income of $7,245,000, up 14.1 percent from $6,348,000 reported in the first quarter of fiscal 1997. Earnings per share for the quarter were $.24, compared with $.22 reported in the prior year period. First quarter earnings reflected a $2.5 million pretax charge for pre-operating expenses primarily related to the new melt shop currently under construction in Memphis, Tennessee. Prior year first quarter earnings reflected a $1.4 million pretax charge for expenses associated with the start-up of the new bar mill in Cleveland, Ohio and pre-operating charges related to the Memphis melt shop. First quarter steel shipments were 837,000 tons, compared with 669,000 tons shipped a year ago. Net sales for the first quarter were $287,547,000, compared with $233,422,000 in the same period last year.


Net Sales

Net sales in the first quarter of fiscal 1998 increased 23.2 percent to $287,547,000, compared with $233,422,000 in the prior year period. The Company achieved record steel shipments of 837,000 tons, up 25.1 percent compared with 669,000 tons in the same period a year ago.

Selling prices for the first quarter of fiscal 1998 were slightly improved over the same period a year ago. For the first quarter of fiscal 1998, selling prices averaged $304 per ton for rebar, $340 per ton for merchant products and $455 per ton for rod and bar products (SBQ). For the same period last year, selling prices averaged $300 per ton for rebar, $339 per ton for merchant products and $453 per ton for SBQ.


Cost of Sales

As a percentage of net sales, cost of sales (other than depreciation and amortization) declined slightly to 84.9 percent from 85.1 percent in the first quarter last year.

Scrap cost was $131 per ton in the first quarter of fiscal 1998, down $3 per ton from $134 in the first quarter of fiscal 1997. The cost of purchased billets at the Company's rod and bar facilities was $352 per ton, down $5 per ton from $357 per ton in the prior year period.

Conversion costs at the Company's rebar/merchant facilities was $123 per ton in the first quarter of fiscal 1998, an increase of $9 per ton compared with $114 per ton in the first quarter of fiscal 1997. The increase in conversion costs is due to the production of billets with higher quality specifications at the Cartersville, Georgia facility of Birmingham Southeast, LLC, an affiliate of the Company, which was acquired in December 1996 and a shift in production mix at the Company's mini-mills. In the first quarter of fiscal 1998, the Company's rebar/merchant facilities produced approximately 61 percent rebar and 39 percent merchant products compared to 73 percent rebar and 27 percent merchant products for the same period a year ago. SBQ conversion costs were $66 per ton, down $11 per ton from $77 per ton in the first quarter of last year. SBQ conversion costs in the prior year period reflected increased costs during the start-up phase of the bar mill which began operations in July 1996.

Depreciation and amortization expense increased to $12,790,000 in the current year first quarter from $10,716,000 in the first quarter of fiscal 1997, primarily due to the recognition of depreciation on fixed asset additions during fiscal 1997 and in the first quarter of fiscal 1998.

Pre-operating/Start-up Costs

Pre-operating/start-up costs amounted to $2,502,000 in the first quarter of fiscal 1998, compared with $1,422,000 in the prior year first quarter. The current quarter charges consist of pre-operating costs primarily related to the Memphis, Tennessee melt shop currently under construction. The prior year charges consist primarily of pre-operating costs at the Memphis melt shop and start-up costs associated with the bar mill in Cleveland, Ohio.

Selling, General and Administrative Expenses (SG&A)

SG&A increased to $11,020,000 in the first quarter of fiscal 1998 from $8,450,000 in the first quarter of fiscal 1997. The change is primarily attributable to increased salaries and benefits at the Cartersville, Georgia facility of Birmingham Southeast, LLC, a Company affiliate, which was acquired in December 1996 and at the Company's corporate offices to support increased sales volumes. As a percent of net sales, first quarter SG&A expenses were 3.8 percent, compared with 3.6 percent last year.

Interest Expense

Interest expense increased to $6,069,000 in the first quarter of fiscal 1998 from $3,988,000 in the prior year first quarter. The increase is primarily due to borrowings on the Company's long-term credit facility completed in March, 1997 and the $26 million industrial revenue bond completed in October, 1996. The increase in interest was partially offset by a decline in borrowings on the Company's short-term credit lines in the current quarter compared with the prior year period, and by capitalized interest related to construction projects amounting to approximately $2.7 million in the first quarter of fiscal 1998. Capitalized interest in the same period of fiscal 1997 was $1.8 million.

Income Taxes

Effective income tax rates for the first quarters of fiscal 1998 and fiscal 1997 were 41.0%.

Liquidity and Capital Resources

Operating Activities

In the first quarter of fiscal 1998, net cash provided by operating activities was $37.6 million, compared with $10.0 million reported in the first quarter of last year. The favorable increase in cash flow was due to increased net income, increased depreciation and amortization and changes in operating assets and liabilities, primarily inventories, other current assets, accounts payable and income taxes payable.

Investing Activities

Net cash used in investing activities during the first quarter was $67.5 million, compared with $52.8 million last year. On September 26, 1997, Midwest Holdings Inc., a wholly owned subsidiary of the Company, purchased 24.9% of the outstanding common shares and 44.0% of the outstanding non-voting convertible preferred shares of Laclede Steel Company (Laclede), for a purchase price of approximately $15 million. The equity investment in Laclede, a manufacturer of carbon and alloy steel products including pipe, hot rolled and wire products and welded chain, provides the Company with an opportunity to participate in new product markets. The investment in Laclede will be accounted for on the equity method with the Company recording its share of earnings or loss beginning in the second quarter of fiscal 1998.

On August 30, 1996, the Company entered into an Equity Contribution Agreement with American Iron Reduction, L.L.C. (AIR), a 50 percent owned subsidiary of the Company, for the purpose of constructing a direct reduced iron (DRI) facility in Louisiana. Pursuant to the Equity Contribution Agreement, the Company is required to make an equity contribution to AIR of not less than $20,000,000 and not more than $27,500,000 upon completion of the facility, which is expected to occur in the third quarter of fiscal 1998. The Company also entered into a DRI Purchase Agreement with AIR on August 30, 1996, whereby the Company will purchase a minimum of 600,000 metric tons of DRI annually once the facility becomes operational. The DRI purchased by the Company will be utilized primarily as feedstock at the new Memphis melt shop.


Financing Activities

Net cash provided by financing activities was $29.7 million in the first quarter, compared with $43.6 million in the first quarter of the prior year. The decline is attributable to decreased borrowings on the Company's short-term lines of credit during the first quarter of fiscal 1998 compared with the first quarter of the prior year, partially offset by net borrowings of approximately $23 million on the Company's long-term credit facility completed in March, 1997.

Working Capital

Working capital at the end of the first quarter decreased to $202.3 million, compared with $228.9 million at the end of fiscal 1997. The decrease in working capital was essentially due to a decline in inventories and increased borrowings on the Company's short-term lines of credit partially offset by a reduction in accounts payable.

Other Comments

On October 1, 1997, subsequent to the end of the first quarter, the Company completed the sale of its property located in Emeryville, California for a sale price of $13.6 million and recognized a pre-tax gain of approximately $2.1 million.

On October 14, 1997, the Company declared a regular quarterly cash dividend of $.10 (ten cents) per share which was paid November 4, 1997 to shareholders of record on October 24, 1997.

On October 15, 1997, subsequent to the end of the first quarter, the Company sold its idle rolling mill in Cartersville, Georgia, acquired in December 1996, for $1.6 million and recognized a pre-tax gain of approximately $1.2 million.

On November 10, 1997, subsequent to the end of the first quarter, the Company entered into a 15 year operating lease agreement and received $75 million in cash for equipment located at the Company's Memphis melt shop which was previously reflected in construction in progress.

The Company is scheduled to begin implementation of a new business information system, which is year 2000 compliant, in the third quarter of fiscal 1998. The new business information system is expected to be fully implemented by the end of fiscal 1999. The Company is evaluating its other systems on an on-going basis for year 2000 issues. While total costs of the conversion process have not yet been determined, the Company does not currently expect those costs to be significant.


Risk Factors That May Affect Operating Results

The Company's actual results could differ materially from those described or implied in any forward-looking statements contained in this document. Among the factors that could cause actual results to differ materially are the factors detailed below. In addition, readers should consider the risk factors described from time to time in other Company reports filed with the Securities and Exchange Commission.

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

Delays or cost overruns associated with the new Memphis melt shop or the DRI project in Louisiana could materially adversely affect the Company's future results. While both projects are currently on schedule, these projects, like other construction projects, can be affected or delayed by factors such as unusual weather, late equipment deliveries, unforeseen conditions and untimely performance by contractors.

The Company is constantly engaged in the process of evaluating new opportunities to strengthen its long-term business and financial prospects. From time to time, this process may lead the Company to make strategic investments, such as acquisitions and joint ventures, which have the potential to improve the Company's position in the markets in which it currently competes, as well as new markets it may choose to enter. In connection with these investments, the Company may incur, either directly or indirectly, start-up expenses, losses and other charges that may have a material affect on the Company's financial performance. Further, there can be no assurance that these strategic investments will in fact be profitable, and the Company could incur significant losses as a result of one or more of these investments.

The Company believes its labor relations are generally good. The Company's work force is substantially non-union and the Company has never suffered a strike or other labor related work stoppage. If this situation changes, however, the Company's performance could suffer material adverse effects.

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

During the quarter ended September 30, 1997, no reports on Form 8-K were required to be filed.