Form 10-Q/A
period 1997-09-30
BIRMINGHAM STEEL CORP
filed 1997-11-14
CIK 779334

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q/A

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


                                         Birmingham Steel Corporation


November 14, 1997
                                         /s/J. Daniel Garrett
                                         -----------------------
                                         J. Daniel Garrett
                                         Vice President & Controller