Form 10-Q
period 1997-12-31
BIRMINGHAM STEEL CORP
filed 1998-02-17
CIK 779334

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 1997

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

                                 (205) 970-1200

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes (X) No ( ) .

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 29,654,474 Shares of Common Stock, Par Value $.01 Outstanding at February 10, 1998.


                          Birmingham Steel Corporation
                          Consolidated Balance Sheets
                    (in thousands, except number of shares)


                                                    December 31,     June 30,
                                                       1997            1997
                                                    (Unaudited)      (Audited)
                                                    ------------   -------------

ASSETS
Current assets:
  Cash and cash equivalents                         $     1,234    $       959
  Accounts receivable, net of allowance
    for doubtful accounts of $2,085 at
    December 31, 1997 and $1,797 June 30, 1997          116,162        129,476
  Inventories                                           200,861        208,595
  Other                                                  23,462         27,834
                                                    -----------    -----------
       Total current assets                             341,719        366,864

Property, plant and equipment  (including
   property and equipment,  net, held for
   disposition  of $8,343 and  $19,568 at
   December  31, 1997 and June 30,  1997,
   respectively):
  Land and buildings                                    204,865        199,363
  Machinery and equipment                               697,043        572,802
  Construction in progress                               39,577        162,957
                                                    -----------    -----------
                                                        941,485        935,122
  Less accumulated depreciation                        (196,020)      (173,554)
                                                    -----------    -----------
       Net property, plant and equipment                745,465        761,568

Excess of cost over net assets acquired                  46,281         50,089
Other assets                                             55,983         32,468
                                                    -----------    -----------

       Total assets                                 $ 1,189,448    $ 1,210,989
                                                    ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable                                     $    10,000    $         -
  Accounts payable                                       90,715         94,273
  Accrued interest payable                                1,524          2,068
  Accrued operating expenses                             11,700          7,503
  Accrued payroll expenses                                6,748          7,387
  Income taxes payable                                      169            170
  Other current liabilities                              25,306         26,581
                                                    -----------    -----------
       Total current liabilities                        146,162        137,982

Deferred income taxes                                    57,561         54,352

Deferred compensation                                     6,548          5,933

Deferred rent                                               304              -

Long-term debt                                          489,033        526,056

Minority interest in subsidiary                          14,305         15,118

Commitments and contingencies                                 -              -

Stockholders' equity:
  Preferred stock, par value $.01;
    authorized 5,000,000 shares                               -              -
  Common stock, par value $.01;
    authorized: 75,000,000 shares; issued
    and outstanding: 29,758,168 at
    December 31, 1997 and 29,735,815 at
    June 30, 1997                                           298            297
  Additional paid-in capital                            331,544        331,139
  Treasury stock, 107,035 and 55,342 shares
     at December 31, 1997 and June 30, 1997,
     respectively, at cost                               (1,759)          (996)
  Unearned compensation                                  (1,163)        (1,425)
  Retained earnings                                     146,615        142,533
                                                    -----------    -----------
       Total stockholders' equity
                                                        475,535        471,548
                                                    -----------    -----------

       Total liabilities and stockholders' equity   $ 1,189,448    $ 1,210,989
                                                    ===========    ===========

                            See accompanying notes.

                          Birmingham Steel Corporation
                     Consolidated Statements of Operations
                (in thousands, except per share data; unaudited)


                                            Three months ended      Six months ended
                                               December 31,            December 31,
                                            --------------------  --------------------
                                               1997      1996       1997       1996
                                            ---------  ---------  ---------  ---------

Net sales                                    $267,453   $210,140   $555,000   $443,562

Cost of sales:
  Other than depreciation and amortization    229,117    178,920    473,114    377,620
  Depreciation and amortization                12,825     10,872     25,615     21,588
                                             --------   --------   --------   --------
  Gross profit                                 25,511     20,348     56,271     44,354


Pre-operating/start-up costs                    6,603      1,112      9,105      2,534
Selling, general and administrative            10,875      7,912     21,895     16,362
Interest                                        6,511      4,645     12,580      8,633
                                             --------   --------   --------   --------
                                                1,522      6,679     12,691     16,825


Other income (expense), net                     3,038      3,233      3,627      3,847
Minority interest in loss of subsidiary           292        121        813        121
                                             --------   --------   --------   --------


Income before income taxes                      4,852     10,033     17,131     20,793


Provision for income taxes                      2,075      4,113      7,109      8,525
                                             --------   --------   --------   --------


   Net income                                $  2,777   $  5,920   $ 10,022   $ 12,268
                                             ========   ========   ========   ========



Weighted average shares outstanding            29,710     28,653     29,698     28,639
                                             ========   ========   ========   ========


Basic earnings per share                     $   0.09   $   0.21   $   0.34   $   0.43
                                             ========   ========   ========   ========


Diluted earnings per share                   $   0.09   $   0.21   $   0.34   $   0.43
                                             ========   ========   ========   ========


Dividends declared per share                 $   0.10   $   0.10   $   0.20   $   0.20
                                             ========   ========   ========   ========

                            See accompanying notes.

                          Birmingham Steel Corporation
                      Consolidated Statement of Cash Flows
                                 (in thousands)


                                                                Six Months Ended
                                                                   December 31,
                                                           --------------------------
                                                               1997          1996
                                                            (Unaudited)   (Unaudited)
                                                           ------------   -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                $    10,022    $  12,268
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                              25,615       21,588
      Provision for doubtful accounts receivable                      -           15
      Deferred income taxes                                       3,209         (780)
      Gain on sale of 50% equity in scrap subsidiary                  -       (1,746)
      Minority interest in loss of subsidiary                      (813)        (121)
      Loss from equity investments                                  899            -
      Other                                                         398        1,083
  Changes in operating  assets and  liabilities,
    net of effects  from  business acquisitions:
      Accounts receivable                                        13,314        4,370
      Inventories                                                 7,734        1,233
      Prepaid expenses                                             (564)        (535)
      Other current assets                                        4,283         (417)
      Accounts payable                                           (2,352)     (19,684)
      Income taxes payable                                            -         (369)
      Other accrued liabilities                                   2,504       (2,184)
      Deferred compensation                                         614         (665)
                                                            -----------    ---------

      Net cash provided by operating activities                  64,863       14,056

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment
    (including expenditures reimburseable under
    lease agreement)                                           (100,490)    (101,666)
  Proceeds from lease agreement                                  75,000            -
  Payment for business acquisitions                                   -      (43,309)
  Equity investment in Laclede Steel Company                    (15,003)           -
  Proceeds from disposal of property,
    plant and equipment                                          17,345          108
  Proceeds from sale of 50% equity in scrap subsidiary                -        5,372
  Investment in scrap subsidiary                                      -       (7,500)
  Investment in American Iron Reduction                         (11,397)           -
  Additions to other non-current assets                          (1,425)     (15,664)
  Reductions in other non-current assets                          5,285        2,110
                                                            -----------    ---------

      Net cash used in investing activities                     (30,685)    (160,549)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net short-term borrowings and repayments                       10,000      121,999
  Proceeds from issuance of long-term debt                            -       26,000
  Borrowings under revolving credit facility                  1,205,911            -
  Payments on revolving credit facility                      (1,242,934)           -
  Proceeds from issuance of common stock                            113          305
  Purchase of treasury stock                                     (1,053)           -
  Cash dividends paid                                            (5,940)      (5,727)
                                                            -----------    ---------

      Net cash provided by (used in) financing activities       (33,903)     142,577
                                                            -----------    ---------

Net increase (decrease) in cash and cash equivalents                275       (3,916)

Cash and cash equivalents at:
  Beginning of period                                               959        6,663
                                                            -----------    ---------

  End of period                                             $     1,234    $   2,747
                                                            ===========    =========


Supplemental cash flow disclosures:
  Cash paid during the period for:
    Interest (net of amounts capitalized)                   $    13,300    $  11,912
    Income taxes                                                  3,764        7,136


                            See accompanying notes.

                          BIRMINGHAM STEEL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1997 and 1996


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


Earnings per share

In the second quarter of fiscal 1998, the Company adopted Financial Accounting Standards Board Statement No. 128, "Earnings per Share". Basic earnings per share is computed using the weighted average number of outstanding common shares for the period. Diluted earnings per share is computed using the weighted average number of outstanding common shares and any dilutive equivalents. Prior year earnings per share has been restated to conform with the current year presentation.


Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.


2. Business Acquisitions and Joint Ventures

On September 24, 1997, Midwest Holdings Inc., a wholly owned subsidiary of the Company, purchased LCL Holdings II, LLC (LCL), a subsidiary of IVACO, Inc. for a purchase price of approximately $14,953,000. LCL owns 25.4 percent of the outstanding shares of Laclede Steel Company stock which is accounted for using the equity method.

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

On September 18, 1996, the Company entered into an agreement with Raw Materials Development Co., Ltd., an affiliate of Mitsui & Co., Ltd. forming Pacific Coast Recycling, LLC (Pacific Coast), a 50/50 joint venture established to operate in southern California as a collector, processor and seller of scrap. The Company made equity investments in Pacific Coast of approximately $7,500,000 on December 27, 1996 and $1,750,000 on January 23, 1997. Pacific Coast is accounted for using the equity method. On December 27, 1996, Pacific Coast purchased certain assets from the estate of Hiuka America Corporation and its affiliates with a minimum annual scrap processing capacity of approximately 600,000 tons. Pacific Coast is utilizing the facility at the Port of Long Beach to export scrap. At December 31, 1997, the Company had current and non-current loans outstanding to Pacific Coast in the amount of $5,200,000 and $10,000,000 respectively.

On August 30, 1996, the Company entered into an Equity Contribution Agreement with American Iron Reduction, L.L.C. (AIR), a 50 percent owned subsidiary of the Company, for the purpose of constructing a direct reduced iron (DRI) facility in Louisiana. Under the Equity Contribution Agreement, the Company is required to make an equity contribution to AIR of not less than $20,000,000 and not more than $27,500,000. In the second quarter of fiscal 1998, the Company made equity contributions of approximately $11,397,000 to AIR. The Company also entered into a DRI Purchase Agreement with AIR on August 30, 1996, whereby the Company will purchase a minimum of 600,000 metric tons of DRI annually. The DRI purchased will be utilized primarily at the Memphis melt shop as a substitute for premium, low-residual scrap. The DRI facility began operations in January, 1998.


3. Inventories

Inventories were valued as summarized in the following table (in thousands):

                                            December 31,        June 30,
                                               1997              1997
                                            ------------      -----------
      At lower of cost (first-in,
        first-out) or market:
       Raw materials and mill supplies        $ 53,094         $ 51,832
       Work-in-progress                         67,597           71,693
       Finished goods                           80,170           85,070
                                              --------         --------
                                              $200,861         $208,595
                                              ========         ========


4. Borrowing Arrangements

The Company has a five year, unsecured revolving credit agreement whereby the Company may borrow up to $300,000,000 with interest at market rates mutually agreed upon by the Company and the lender or at other contractual borrowing rates. Approximately $144,467,000 was available under this credit facility at December 31, 1997.

Under three line of credit arrangements for short-term borrowings, the Company may borrow up to $50,000,000 with interest at market rates mutually agreed upon by the Company and the lender. At December 31, 1997, $40,000,000 was available under these credit facilities.


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


6. Disposition of Idle Facilities

In the second quarter of fiscal 1998, the Company completed the sale of idle properties located in Norfolk, Virginia and Emeryville, California. The Company entered into an agreement with a third party whereby the third party assumed environmental liability for the cleanup and sale of the Norfolk, Virginia property. Under the terms of the contract, the Company placed an amount into escrow which approximates the environmental reserve for cleanup of the property. The Emeryville, California property was sold for approximately $13,608,000. Disposal of the two properties resulted in a pre-tax gain of approximately $2,129,000.

On October 15, 1997, the Company sold its idle rolling mill in Cartersville, Georgia, acquired in December 1996, for $1,600,000 and recognized a pre-tax gain of approximately $1,239,000.


7. Pre-Operating/Start-up Costs

Pre-operating/start-up costs consist of non-capitalized costs incurred prior to a facility reaching commercial production levels.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The statements contained in this report that are not purely historical or which might be considered an opinion or projection concerning the Company or its business, whether express or implied, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include the Company's expectations, hopes, anticipations, intentions, plans and strategies regarding the future. Forward-looking statements include, but are not limited to: expectations about environmental remediation costs, assessments of expected impact of litigation and adequacy of insurance coverage for litigation, expectations regarding the costs of new projects, expectations regarding future earnings, expectations concerning the anticipated performance of new ventures, and expectations regarding the date when facilities, under construction will be operational and the future performance and capabilities of those facilities. Moreover, when making forward-looking statements, management must make certain assumptions that are based on management's collective opinion concerning future events, and blend these assumptions with information available to management when such assumptions are made. Whether these assumptions are valid will depend not only on management's skill, but also on a variety of volatile and highly unpredictable risk factors. Some, but not all, of these risk factors are described below under the heading "Risk Factors That May Affect Future Operating Results". The Company's actual results could differ materially from those described or implied by any forward-looking statements herein. Any forward-looking statements contained in this document speak only as of the date hereof, and the Company disclaims any intent or obligation to update such forward-looking statements. Comparisons of results for current and prior periods are not necessarily indicative of future performance, and should not be relied on for any purpose other than as historical data.

For the second quarter of fiscal 1998, the Company reported net income of $2,777,000, compared with $5,920,000 in the same period of fiscal 1997. Basic earnings per share for the quarter were $.09, compared with $.21 for the second quarter of last year.

For the six months ended December 31, 1997, the Company reported earnings of $10,022,000, compared with $12,268,000 for the first half of fiscal 1997. Basic earnings per share were $.34, compared with $.43 last year.


Net Sales

Net sales for the second quarter were $267,453,000, up 27 percent from $210,140,000 reported for the second quarter last year. Shipments for the second quarter rose 32 percent to 802,000 tons compared with 609,000 tons in the prior year quarter. Merchant and rebar shipments increased in the second quarter 52 percent and 24 percent, respectively, from the prior year quarter. Rebar/merchant average selling prices rose $5 per ton to $316 per ton in the second quarter from $311 per ton in the same period last year. SBQ shipments declined 10 percent compared with the second quarter of last year. SBQ average selling prices declined $19 per ton to $450 per ton in the second quarter.

Net sales amounted to $555,000,000 for the six months ending December 31, 1997, an increase of 25 percent from $443,562,000 reported for the prior year period. Shipments for the six month period were 1,639,000 tons, up 28 percent from 1,278,000 tons reported in the same period last year. Average selling prices for rebar/merchant products were $317 per ton for the six month period, compared with $311 for the prior year period. Average selling prices for SBQ products declined to $452 per ton in the first half of fiscal 1998, compared with $462 per ton in the same period last year.


Cost of Sales

As a percentage of net sales, cost of sales (other than depreciation and amortization) was 85.7% compared with 85.1% in the second quarter last year. The increase resulted from increased conversion costs at the Company's SBQ facility as a result of lower volume and increased scrap costs. The increased cost of sales percentage was partially offset by higher rebar/merchant selling prices and lower billet costs at the Company's SBQ facility.

For the six months ended December 31, 1997, cost of sales as a percentage of net sales was essentially unchanged at 85.2% compared with 85.1% last year.

As a result of lower production volume, conversion costs at the Company's SBQ facility increased to $70 per ton in the second quarter compared with $67 per ton in the prior year period. Conversion costs at the Company's rebar/merchant facilities were unchanged at $125 per ton for the second quarter compared with the prior year.

Billet costs at the Company's SBQ facility declined $12 per ton in the second quarter of fiscal 1998. The lower billet costs are primarily attributable to increased purchases of lower priced industrial quality billets from affiliates. Scrap costs rose $3 per ton to $135 per ton in the second quarter in concert with general market price increases.

Depreciation and amortization was $12,825,000 in the second quarter compared with $10,872,000 in the prior year period. For the six month period, depreciation and amortization totaled $25,615,000, up from $21,588,000 reported for the same period last year. The increase is primarily attributable to the recognition of depreciation expense on assets placed into service during fiscal 1997 and the first two quarters of fiscal 1998.


Pre-operating/Start-up Costs

Pre-operating/start-up costs amounted to $6,603,000 for the second quarter of fiscal 1998, compared with $1,112,000 for the same period of the prior year. The current quarter charges relate primarily to pre-operating/start-up costs at the Memphis, Tennessee melt shop which began operations in November, 1997. The prior period charges relate primarily to pre-operating/start-up costs following the acquisition of the Cartersville, Georgia facility in December, 1996 and non-capitalized charges incurred during the construction of the Memphis, Tennessee melt shop.

For six months ended December 31, 1997, pre-operating/start-up costs amounted to $9,105,000, compared with $2,534,000 for the previous year. The current year charges relate primarily to the Memphis melt shop. In addition to the charges discussed above, the prior year charges include the start-up expenses incurred at the new bar mill in Cleveland, Ohio which began operations in July, 1996.


Selling, General and Administrative Expenses ("SG&A")

SG&A rose to $10,875,000 in the second quarter from $7,912,000 in the second quarter last year. The change is primarily attributable to increased salaries and benefits and various SG&A expenses at the Cartersville, Georgia facility of Birmingham Southeast, LLC, which was acquired in December, 1996, the Memphis, Tennessee facility which began operations in November, 1997 and new administrative personnel hired to support increased sales volumes and systems support. As a percentage of net sales, SG&A were 4.1 percent, compared with 3.8 percent last year.

For the six months ended December 31, 1997, SG&A amounted to $21,895,000 compared with $16,362,000 in the same period a year ago. The increase in SG&A is attributable to increased costs as discussed above. As a percentage of net sales, year-to-date SG&A were 3.9 percent compared with 3.7 percent last year.


Interest Expense

Interest expense increased to $6,511,000 in the second quarter of fiscal 1998, compared with $4,645,000 in the same period last year. The increase is primarily due to borrowings on the Company's long-term credit facility completed in March, 1997 and the $26 million industrial revenue bond completed in October, 1996. The increase in interest expense was partially offset by capitalized interest related to construction projects amounting to $2,321,000 in the second quarter of the current year compared with $1,695,000 in the same period a year ago.

For the first six months of fiscal 1998, interest expense increased to $12,580,000, compared with $8,633,000 for the prior year essentially due to the reasons stated above. For the six month period, the Company capitalized $5,032,000 in interest related to construction projects, compared with $3,535,000 in the same period last year.


Income Taxes

Effective income tax rates for the six months ended December 31, 1997 and 1996 were 41.5% and 41.0%, respectively.


Liquidity and Capital Resources

Operating Activities

For the first six months of fiscal 1998, net cash provided by operating activities rose to $64.9 million, compared with $14.1 million reported for the first six months of last year. The favorable increase in cash flow was due to increased depreciation and amortization and deferred income taxes and changes in operating assets and liabilities, primarily accounts receivable, inventories, accounts payable and other accrued liabilities.


Investing Activities

Net cash used in investing activities during the first six months of fiscal 1998 was $30.7 million, compared with $160.5 million in the same period last year. On November 10, 1997, the Company completed a 15 year operating lease agreement and received $75 million in cash for equipment located at the Company's Memphis, Tennessee melt shop which was previously reflected in construction in progress.

In the second quarter of fiscal 1998, the Company completed the sale of idle properties located in Norfolk, Virginia and Emeryville, California. The Company entered into an agreement with a third party whereby the third party assumed environmental liability for the cleanup and sale of the Norfolk, Virginia property. Under the terms of the contract, the Company placed an amount into escrow which approximates the environmental reserve for cleanup of the property. The Emeryville, California property was sold for approximately $13,608,000. Disposal of the two properties resulted in a pre-tax gain of approximately $2,129,000.

On October 15, 1997, the Company sold its idle rolling mill in Cartersville, Georgia, acquired in December 1996, for $1.6 million and recognized a pre-tax gain of approximately $1.2 million.

On September 26, 1997, Midwest Holdings Inc., a wholly owned subsidiary of the Company, purchased 24.9% of the outstanding common shares and 44.0% of the outstanding non-voting convertible preferred shares of Laclede Steel Company (Laclede), for a purchase price of approximately $15 million. The equity investment in Laclede, a manufacturer of carbon and alloy steel products including pipe, hot rolled and wire products and welded chain, may ultimately provide the Company with an opportunity to participate in new product markets. The investment in Laclede is accounted for in accordance with the equity method.

On August 30, 1996, the Company entered into an Equity Contribution Agreement with American Iron Reduction, L.L.C. (AIR), a 50 percent owned subsidiary of the Company, for the purpose of constructing a direct reduced iron (DRI) facility in Louisiana. Pursuant to the Equity Contribution Agreement, the Company is required to make an equity contribution to AIR of not less than $20,000,000 and not more than $27,500,000. During the second quarter of the current year, the Company made equity contributions of approximately $11,397,000 to AIR. The Company also entered into a DRI Purchase Agreement with AIR on August 30, 1996, whereby the Company will purchase a minimum of 600,000 metric tons of DRI annually. The DRI purchased by the Company will be utilized primarily as feedstock at the new Memphis melt shop. The DRI facility began start-up operations in January, 1998.

On November 15, 1996, the Company entered into a Contribution Agreement with Atlantic Steel Industries, Inc. (Atlantic) and IVACO, Inc., the parent of Atlantic, pursuant to which the Company and Atlantic formed Birmingham Southeast, LLC (Birmingham Southeast), a limited liability company owned 85 percent by Birmingham East Coast Holdings, a wholly owned subsidiary of the Company, and 15 percent by a subsidiary of IVACO, Inc. On December 2, 1996, pursuant to the Contribution Agreement, the Company contributed the assets of its Jackson, Mississippi facility to Birmingham Southeast and Birmingham Southeast purchased the assets of Atlantic located in Cartersville, Georgia for $43.3 million in cash and assumed approximately $39.9 million in liabilities (See Note 2 to Consolidated Financial Statements). During the second quarter of fiscal 1997, the Company made a $7.5 million investment in Pacific Coast Recycling, LLC, a joint venture owned 50 percent by the Company and 50 percent by Raw Materials Development Co., Ltd., an affiliate of Mitsui & Co., Ltd. In January, 1998 the Company made an additional $1.8 million investment in Pacific Coast. On December 26, 1996, Pacific Coast completed the purchase of certain assets from the estate of Hiuka America Corporation and its affiliates with a capacity to collect and process 1 million tons of scrap annually. Pacific Coast is utilizing the facility at the Port of Long Beach to export scrap (See Note 2 to Consolidated Financial Statements).

On December 20, 1996, Birmingham Recycling Investment Co., a wholly owned subsidiary of the Company, sold 50 percent of the stock of Richmond Steel Recycling Limited to SIMSMETAL Canada, Ltd. and recognized a pre-tax gain of approximately $1.7 million.

Financing Activities

Net cash used in financing activities amounted to $33.9 million in the first six month of fiscal 1998, compared with net cash provided by financing activities of $142.6 million last year. The decline is due to decreased borrowings on the Company's short-term lines of credit for the first six months of fiscal 1998 as compared with the same period last year, coupled with net payments of approximately $37 million on the Company's long-term credit facility completed in March, 1997.

During the first six months of fiscal 1998 the Company purchased 68,700 of its common shares in the open market for a purchase price of approximately $1.0 million. The shares were purchased pursuant to a previous Board resolution. In February, 1998, subsequent to the end of the second quarter, the Board extended the stock buyback program until June 30, 1998. Under the extension, the Company is authorized to purchase up to 200,000 shares of its common stock in the open market at a purchase price not to exceed $20 per share.

Working Capital

Working capital at the end of the second quarter declined to $195.6 million, compared with $228.9 million at the end of fiscal 1997. The decrease in working capital was essentially due to a decline in accounts receivable and inventories coupled with increased borrowings on the Company's short-term lines of credit during the first six months of fiscal 1998.

Other Comments

On January 13, 1998, the Company declared a regular quarterly cash dividend of $.10 (ten cents) per share which will be paid February 3, 1998 to shareholders of record on January 23, 1998.

The Company has determined that it will need to modify or replace significant portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and beyond. During the upcoming fiscal quarter, the company will initiate discussions with its external service organizations, significant suppliers, large customers and financial institutions to better understand and evaluate how their respective Year 2000 issues may affect the Company's operations.

The Company's comprehensive Year 2000 initiative is being managed by a team of internal staff and outside consultants, with the intention of minimizing any adverse effects on the Company's business operations. With respect to its core business operations, the Company is well under way with these efforts, which are scheduled to be completed in 1999. While the Company believes its planning efforts are adequate to address its Year 2000 concerns, there can be no guarantee that these efforts will be successful, or that the systems of other companies on which the Company's systems and operations rely will be converted on a timely basis and will not have a material effect on the Company.


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

The Company operates in the steel industry, an industry that is vulnerable to unpredictable economic cycles. A downturn in the economy or in the Company's markets could have an adverse effect on the Company's performance.

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

In the past, the Company's SBQ division purchased substantially all of its steel billets from third parties. The cost of these steel billets is the largest element in the cost of the SBQ division's finished products. With the new Memphis melt shop, which began start-up operations in November 1997, the SBQ division will begin supplying substantially all of its billet requirements from Memphis. Until Memphis replaces third party suppliers, the performance of this division, and in turn, the performance of the Company, can be materially affected by changes in the price of the steel billets it buys from third parties.

Start-up production issues associated with the new Memphis melt shop or the DRI project in Louisiana could materially adversely affect the Company's future results. These projects, like other start-up projects, can be affected or delayed by factors such as unusual weather, equipment performance, unforeseen conditions and untimely performance by vendors.

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

Recent declines in the demand for steel products in the pacific rim region have caused steel manufacturers in these countries to reduce their production of steel products. Pacific Coast Recycling, LLC, the venture jointly owned by the Company and Raw Materials Development Corporation, an affiliate of Mitsui and Company, Ltd. (see Investing Activities above), is heavily involved in the export of scrap products to pacific rim markets. Further significant erosion in the demand for scrap products occasioned by the reduced demand for steel products in these countries could have a material adverse effect on Pacific Coast Recycling, LLC, and in turn, on the value of the Company's investment in the joint venture.


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


Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of the Company was held on October 14, 1997, at which the following matters were brought before and voted upon by the shareholders:

1. The election of the following to the Board of Directors, each to serve until the next Annual Meeting of Stockholders:

                                         Voted                       Voted
         Director                         For                       Against

         Robert A. Garvey              25,204,878                   102,059
         E. Mandell de Windt           25,203,459                   103,478
         C. Stephen Clegg              25,193,806                   113,130
         George A. Stinson             25,184,712                   122,224
         E.    Bradley Jones           25,207,807                    99,128
         Harry Holiday, Jr.            25,208,432                    98,504
         Reginald H. Jones             25,186,605                   120,332
         William J. Cabaniss, Jr.      25,204,505                   102,431
         T. Evans Wyckoff              25,205,444                   101,492
         Robert D. Kennedy             25,209,505                    97,431

2. Proposal to approve the 1997 Management Incentive Plan.

         Voted for:                    19,737,728
         Voted against:                 5,381,736
         Abstained:                       187,473

3. Proposal to approve and ratify the selection of Ernst & Young LLP as the independent auditors for the Company and its subsidiaries for the fiscal year ending June 30, 1998.

         Voted for:                    25,218,616
         Voted against:                    24,675
         Abstained:                        63,645


Item 6. Exhibits and Reports on Form 8-K

The following exhibits are required to be filed with this report:

     10.1 Participation Agreement, dated as of September 30, 1997, among Birmingham Steel Corporation, as Lessee; PNC Bank Kentucky, Inc., as Owner Trustee; Nationsbank, National Association and AmSouth Leasing, Ltd., as Owner Participants; First Union National Bank, as Indenture Trustee; the Lenders which are parties hereto, as Lenders, Melt Shop Equipment

     10.2 Equipment Lease Agreement, dated as of September 30, 1997, between PNC Bank, Kentucky, Inc., Lessor, and Birmingham Steel Corporation, Lessee, Melt Shop Equipment

     10.3 Lease Supplement No. 1, dated November 10, 1997, between PNC Bank, Kentucky, Inc., as Owner Trustee, Lessor and Birmingham Steel Corporation, Lessee

During the quarter ended December 31, 1997, no reports on Form 8-K were required to be filed

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         Birmingham Steel Corporation


February 17, 1998                        /s/J. Daniel Garrett
                                         --------------------------------------
                                         J. Daniel Garrett
                                         Vice President-Finance

Exhibit 10.1
================================================================================



                             PARTICIPATION AGREEMENT
                        (Birmingham Steel Trust No. 97-1)

                         Dated as of September 30, 1997

                                      among

                          BIRMINGHAM STEEL CORPORATION,
                                    as Lessee

                            PNC BANK, KENTUCKY, INC.,
                                as Owner Trustee

                        NATIONSBANK, NATIONAL ASSOCIATION
                                       and
                             AMSOUTH LEASING, LTD.,
                              as Owner Participants

                           FIRST UNION NATIONAL BANK,
                              as Indenture Trustee


                      THE LENDERS WHICH ARE PARTIES HERETO,
                                   as Lenders


                               Melt Shop Equipment




================================================================================

                                TABLE OF CONTENTS

                                                                            Page

SECTION 1. DEFINITIONS; INTERPRETATION OF THIS AGREEMENT.......................2
         1.1 Definitions.......................................................2
         1.2 Directly or Indirectly............................................2
SECTION 2. SALE AND PURCHASE; PARTICIPATION IN THE EQUIPMENT COST; CLOSING;
           TRANSACTION COSTS...................................................3
         2.1 Sale and Purchase.................................................3
         2.2 Participation in Equipment Cost...................................3
         2.3 Closing Date; Procedure for Participation.........................4
         2.4 Owner Participants' Instructions to the Owner Trustee; Satisfaction
             of Conditions.....................................................5
         2.5 Expenses..........................................................5
         2.6 Postponement of Closing Date......................................8
SECTION 3. REPRESENTATIONS AND WARRANTIES......................................9
         3.1 Representations and Warranties of the Owner Trustee...............9
         3.2 Representations and Warranties of the Lessee.....................11
         3.3 Representations and Warranties of the Indenture Trustee..........16
         3.4 Representations, Warranties and Covenants Regarding Beneficial
             Interest and Equipment Notes.....................................17
         3.5 Representations, Warranties and Covenants of the Owner
             Participants.....................................................18
         3.6 Representations, Warranties and Covenants of the Lenders.........19
SECTION 4. CLOSING CONDITIONS.................................................21
         4.1 Conditions Precedent to Investment by Each Participant...........21
         4.2 Additional Conditions Precedent to Investment by Owner
             Participants.....................................................25
         4.3 Conditions Precedent to the Obligation of the Lessee.............26
SECTION 5. FINANCIAL AND OTHER REPORTS OF THE LESSEE..........................27
SECTION 6. CERTAIN COVENANTS OF THE PARTICIPANTS, THE TRUSTEES AND THE LESSEE.28
         6.1 Restrictions on Transfer of Beneficial Interest..................28
         6.2 Lessor's Liens Attributable to the Owner Participants............31
         6.3 Lessor's Liens Attributable to the Owner Trustee.................31
         6.4 Liens Created by the Indenture Trustee...........................32
         6.5 Covenants of Owner Trustee, Owner Participants and Indenture
             Trustee..........................................................32
         6.6 Amendments to Operative Agreements...............................33
         6.7 Merger Covenant..................................................33
         6.8 Rent Sufficiency.................................................35
         6.9 Environmental Matters............................................35
         6.10 Acknowledgment of Relationship of Owner Participants............35
         6.11 Agreements Relating to the Lease................................36
         6.12 Purchase of Equipment Notes.....................................36
SECTION 7. LESSEE'S INDEMNITIES...............................................36
         7.1 General Tax Indemnity............................................36
         7.2 General Indemnification and Waiver of Certain Claims.............43
SECTION 8. LESSEE'S RIGHT OF QUIET ENJOYMENT..................................47
SECTION 9. SUCCESSOR INDENTURE TRUSTEE........................................47
SECTION 10. MISCELLANEOUS.....................................................47
         10.1 Consents........................................................47
         10.2. Amendments and Waivers.........................................47
         10.3 Notices.........................................................47
         10.4 No Guarantee of Debt............................................49
         10.5 Successors and Assigns..........................................49
         10.6 Business Day....................................................49
         10.7 GOVERNING LAW...................................................49
         10.8 Severability....................................................50
         10.9 Counterparts....................................................50
         10.10 Headings and Table of Contents.................................50
         10.11 Limitations of Liability.......................................50
         10.12 Confidentiality................................................51
         10.13 Survival of Indemnities........................................52

Schedule 1 - Description of Equipment
Schedule 2 - Commitments
Exhibit A - Form of Purchase Agreement Assignment
Exhibit B - Form of Certificate of Acceptance
Exhibit C - Form of Landlord Waiver and Consent
Exhibit D - Form of Mortgagee Waiver and Consent
Appendix A - Definitions

                             PARTICIPATION AGREEMENT



         This PARTICIPATION AGREEMENT (Birmingham Steel Trust No. 97-1) dated as of September 30, 1997 (this "Agreement"), among BIRMINGHAM STEEL CORPORATION, a Delaware corporation (herein, together with its successors and permitted assigns, called the "Lessee"), (ii) PNC BANK, KENTUCKY, INC., a bank organized and existing under the laws of the Commonwealth of Kentucky, not in its individual capacity except as expressly provided herein, but solely as trustee under the Trust Agreement (as hereinafter defined) (herein in such capacity, together with its successors and permitted assigns, called the "Owner Trustee"),
(iii) NATIONSBANK, NATIONAL ASSOCIATION, a national banking association, and AMSOUTH LEASING, LTD., an Alabama limited partnership ("AmSouth") (each herein, together with its successors and permitted assigns, called an "Owner Participant" and collectively, the "Owner Participants"), (iv) FIRST UNION NATIONAL BANK, a national banking association with its main office in Charlotte, North Carolina, as trustee under the Indenture (as defined below) (herein in such capacity, together with its successors and permitted assigns, called the "Indenture Trustee") and (v) the lenders which are parties hereto (each herein, together with its successors and permitted assigns, called a "Lender" and collectively, the "Lenders").


                              W I T N E S S E T H :

         WHEREAS, concurrently with the execution and delivery of this Agreement, the Owner Participants have entered into the Trust Agreement with the Owner Trustee in its individual capacity pursuant to which the Owner Trustee agrees, among other things, (i) to hold the Trust Estate for the benefit of the Owner Participants as co-tenants thereunder on the terms specified in the Trust Agreement, subject, however, to the Lien created under the Indenture, (ii) subject to the terms and conditions hereof, to purchase on behalf of the Trust for the benefit of the Owner Participants as co-tenants thereunder the Equipment from the Lessee and immediately thereafter to sell such Equipment to The Industrial Development Board of the City of Memphis and County of Shelby, Tennessee (the "Head Lessor"), and (iii) subject to the terms and conditions hereof and for the benefit of the Owner Participants as co-tenants under the Trust, to lease from the Head Lessor the Equipment and concurrently therewith sublease such Equipment to the Lessee;

         WHEREAS, pursuant to the terms of the Trust Agreement, the Owner Trustee is authorized and directed by each Owner Participant (i) to execute and deliver Purchase Agreement Assignments (substantially in the form of Exhibit A hereto) with the Seller, whereby the Seller assigns to the Owner Trustee all the Seller's rights and interests (excluding its obligations thereunder) under the Purchase Agreements to the extent that the same relate to the Equipment and the purchase and operation thereof (except to the extent reserved therein), and to accept delivery of the Bill of Sale evidencing the purchase and transfer of each Unit of Equipment to the Owner Trustee, (ii) to execute and deliver the Head Lease relating to the Equipment pursuant to which, subject to the terms and conditions set forth therein, the Owner Trustee agrees to lease from the Head Lessor each Unit of Equipment to be delivered on the Closing Date, and (iii) to execute and deliver the Lease relating to the Equipment pursuant to which, subject to the terms and conditions set forth therein, the Owner Trustee agrees to lease to the Lessee, and the Lessee agrees to lease from the Owner Trustee, each Unit of Equipment to be delivered on the Closing Date, such lease of Equipment to be evidenced by the execution and delivery of a Lease Supplement to the Lease;

         WHEREAS, concurrently with the execution and delivery of this Agreement, the Owner Trustee has entered into the Indenture with the Indenture Trustee pursuant to which the Owner Trustee agrees, among other things, to issue Equipment Notes on behalf of the Trust to the Lenders;

         WHEREAS,   concurrently   with  the  execution  and  delivery  of  this
Agreement, the Lessee and the Owner Participants have entered into the Tax Indemnity Agreement relating to the Equipment; and

         WHEREAS, the proceeds from the loan evidenced by the Equipment Notes will be applied, together with the equity contribution made by the Owner Participants pursuant to this Agreement, to effect the purchase of the Equipment contemplated hereby;

         NOW, THEREFORE, in consideration of the mutual agreements herein contained and other good and valuable consideration, receipt of which is acknowledged, the parties hereto agree as follows:

SECTION 1.        DEFINITIONS; INTERPRETATION OF THIS AGREEMENT

         1.1      Definitions.

         The capitalized terms used in this Agreement (including in the foregoing recitals) and not otherwise defined herein shall have the respective meanings specified in Appendix A hereto, unless the context hereof shall otherwise require. All references to Sections, Schedules and Exhibits herein are to Sections, Schedules and Exhibits of this Agreement unless otherwise indicated.

         1.2      Directly or Indirectly.

         Where any provision in this Agreement refers to action to be taken by any Person, or which such Person is prohibited from taking, such provision shall be applicable whether such action is taken directly or indirectly by such Person.

SECTION 2.        SALE AND PURCHASE; PARTICIPATION IN THE EQUIPMENT COST;
                  CLOSING; TRANSACTION COSTS

         2.1      Sale and Purchase.

         Subject to the terms and conditions hereof and on the basis of the representations and warranties set forth herein, the Owner Trustee agrees to purchase from the Seller, on the Closing Date, the Units of Equipment referred to in the notice given pursuant to Section 2.3(a) and more particularly described in Schedule 1 hereof, and in connection therewith, the Owner Trustee agrees (i) to pay to the Seller on the Closing Date the cost for each such Unit as specified in Schedule 1 hereof; provided, however, that the Owner Trustee shall not be obligated to purchase on the Closing Date any Unit of Equipment that is destroyed, damaged, defective, in unsuitable condition or otherwise unacceptable to the Lessee for lease pursuant to the Lease. The Seller shall deliver the Equipment to the Owner Trustee and the Owner Trustee shall accept such delivery on a single delivery date as more fully provided herein (the
"Closing Date"); provided that the Closing Date shall occur on or prior to December 31, 1997.

         2.2      Participation in Equipment Cost.

         (a) Equity Participation. Subject to the terms and conditions hereof and on the basis of the representations and warranties set forth herein, on the Closing Date, each Owner Participant agrees to participate in the payment of the Equipment Cost for the Units delivered on the Closing Date by making an equity investment in the Trust as co-tenants in the amount equal to the product of the aggregate Equipment Cost for the Units delivered on the Closing Date and the percentage set forth opposite such Owner Participant's name in Schedule 2 (the "Owner Participants' Commitment"). The aggregate amount of the Owner Participants' Commitment shall not exceed 25% of the Equipment Cost. The Owner
Participants' Commitment shall be paid on the Closing Date to the Indenture Trustee to be held and applied by the Indenture Trustee toward the payment of the Equipment Cost for the Units as provided in Section 2.3.

         (b) Debt Participation. Subject to the terms and conditions hereof and on the basis of the representations and warranties set forth herein, on the Closing Date, each Lender shall participate in the payment of the Equipment Cost for the Units delivered on the Closing Date by making a secured loan, to be evidenced by an Equipment Note, to the Owner Trustee in the amount equal to the product of the aggregate Equipment Cost for the Units delivered on the Closing Date and the percentage set forth opposite such Lender's name in Schedule 2 (the "Lenders' Commitment"). The aggregate amount of the Lenders' Commitment shall not exceed 80% of the Equipment Cost. The Lender's Commitment shall be paid on the Closing Date to the Indenture Trustee to be held and applied by the Indenture Trustee toward the payment of the Equipment Cost for the Units as provided in Section 2.3. The obligations of the Lenders hereunder shall be several and not joint and no Lender shall be liable or responsible for the acts or defaults of any other Lender.

         2.3      Closing Date; Procedure for Participation.

         (a) Notice of Closing Date. On the third Business Day preceding the Closing Date, the Lessee shall give each Participant, the Owner Trustee and the Indenture Trustee notice (a "Notice of Delivery") by facsimile or other form of telecommunication or telephone (to be promptly confirmed in writing) of the Closing Date, which Notice of Delivery shall specify in reasonable detail the number and type of Units to be delivered on such date, the aggregate Equipment Cost of such Units, and the respective amounts of the Owner Participants' Commitment and the Lenders' Commitment required to be paid with respect to such Units, provided if such Units do not constitute all of the Units of Equipment as described in Schedule 1, there shall be no subsequent or additional closing without the consent of all the parties hereto. Prior to 10:00 A.M., New York City time, on the Closing Date, each Owner Participant shall make the amount of its portion of the Owner Participants' Commitment available to the Indenture Trustee, and immediately prior to the delivery and acceptance of the Units specified in Section 2.3(b) each Lender, shall make the amount of its portion of the Lenders' Commitment available to the Indenture Trustee, in each case, by transferring or delivering such amounts, in funds immediately available on the Closing Date, to the Indenture Trustee, either directly to, or for deposit in, the Indenture Trustee's account at First Union National Bank, 230 South Tryon Street, 9th Floor, Charlotte, North Carolina, 28288-1179 (ABA No. 053000219), for credit to account number 465946 (Attention: Corporate Trust Department) (Reference: Birmingham Steel). The making available by an Owner Participant of the amount of its portion of the Owner Participants' Commitment shall be deemed a waiver of the Notice of Delivery by such Owner Participant, and the making available by all Owner Participants of the aggregate amount of the Owner Participants' Commitment shall be deemed a waiver of the Notice of Delivery by the Owner Trustee. The making available by a Lender of the amount of its portion of the Lenders' Commitment shall be deemed a waiver of the Notice of Delivery by such Lender, and the making available by all Lenders of the aggregate amount of the Lenders' Commitment shall be deemed a waiver of the Notice of Delivery by the Indenture Trustee.

         (b) Closing. The closing of the transactions contemplated hereby (the "Closing") shall take place beginning at 10:00 A.M., New York City time, on the Closing Date at the offices of Moore & Van Allen, PLLC, 100 N. Tryon Street, Floor 47, Charlotte, North Carolina 28202-4007 or at such other place or time as the parties hereto shall agree. Upon receipt by the Indenture Trustee on the Closing Date of the full amount of the Owner Participants' Commitment and the Lenders' Commitment in respect of the Units delivered on the Closing Date, the Indenture Trustee on behalf of the Owner Trustee shall, subject to the conditions set forth in Sections 4.1 and 4.2 having been fulfilled to the satisfaction of each Owner Participant or waived by each Owner Participant, and subject to the conditions set forth in Section 4.1 having been fulfilled to the satisfaction of each Lender or waived by each Lender, pay to the Seller from the funds then held by the Indenture Trustee, by wire transfer of in immediately available funds to such account as the Seller may direct by written notice delivered to the Indenture Trustee before the Closing Date, an amount equal to the Equipment Cost for the Units delivered on the Closing Date, and simultaneously therewith, (i) the Lessee, individually and as the authorized representative of the Owner Trustee (the making available by each Owner Participant of the portion of its commitment to be paid on such Closing Date shall constitute an agreement to permit the Lessee to act as the authorized representative of the Owner Trustee), shall confirm acceptance of such Units of Equipment from the Seller or any manufacturer or other vendors of the Equipment for all purposes as among the Owner Trustee, on behalf of the Owner Participants as co-tenants, the Lessee and the Seller (except that there shall not be any waiver of claims by any Person as against the Seller as a result thereof), such confirmation to be conclusively evidenced by the execution and delivery by the Lessee or its authorized representative of a Certificate of Acceptance in the form attached hereto as Exhibit B (a "Certificate of Acceptance"), (ii) the Seller shall deliver to the Owner Trustee, on behalf of the Owner Participants as co-tenants, the Bill of Sale evidencing the purchase and the transfer of the right, title and interest of the Seller in the Units of Equipment, (iii) the Owner Trustee shall, pursuant to the Head Lease, sell to the Head Lessor the Equipment delivered on the Closing Date in exchange for a secured note equal to the Equipment Cost and immediately lease back, on behalf of the Owner Participants as co-tenants, such Equipment from the Head Lessor, (iv) the Owner Trustee, on behalf of the Owner Participants as co-tenants, shall, pursuant to the Lease, sublease the Equipment delivered on the Closing Date to the Lessee, and the Lessee, pursuant to the Lease, shall accept delivery of the Units under the Lease (such sublease, delivery and acceptance of the Units under the Lease being conclusively evidenced by the execution and delivery by the Lessee and Owner Trustee of a Lease Supplement to the Lease concerning such Units of Equipment so delivered), and (v) the Owner Trustee shall execute and deliver the Equipment Notes to the Lenders.

                  2.4 Owner Participants' Instructions to the Owner Trustee; Satisfaction of Conditions.

         (a) Each Owner Participant agrees that the making available to the Indenture Trustee of the amount of its portion of the Owner Participants' Commitment for its interest as a co-tenant in the Trust in accordance with the terms of this Section 2 shall constitute, without further act, authorization and direction by such Owner Participant to the Owner Trustee, subject, on the Closing Date, to the conditions set forth in Sections 4.1 and 4.2 having been fulfilled to the satisfaction of such Owner Participant or waived by such Owner Participant, to take the actions specified in Section 2.1 of the Trust Agreement with respect to the Units on the Closing Date.

         (b) Each Owner Participant agrees, in the case of any Replacement Unit substituted pursuant to Section 11 of the Lease, that the Owner Trustee is authorized and directed to take the actions specified in such Section 11 of the Lease with respect to such Replacement Unit upon due compliance with the terms and conditions set forth in Section 11 of the Lease with respect to such Replacement Unit.

         2.5      Expenses.

         (a) If each Owner Participant shall have made its investment provided for in Section 2.2(a) and the transactions contemplated by this Agreement are consummated, each Owner Participant will promptly pay its share of the following (the "Transaction Costs") if evidenced by an invoice in form reasonably satisfactory to the Owner Participant required to make such payment and delivered to such Owner Participant prior to the Basic Term Commencement Date. Each Owner Participant's share of such Transaction Costs shall be determined by the agreement of the Owner Participants; provided the Owner Participants jointly agree to cause all such Transaction Costs to be paid.

                  (i) All costs and fees in connection with the initial filing and recording of the Head Lease, the Lease, the Indenture and any other document required to be filed or recorded pursuant to the provisions hereof or of any other Operative Agreement;

                  (ii) the reasonable fees and expenses of Moore & Van Allen, PLLC, special counsel for the Owner Participants, and Berkowitz, Lefkovits, Isom & Kushner, special counsel to AmSouth, for their services rendered in connection with the Overall Transaction;

                  (iii) the reasonable fees and expenses of Hebb & Gitlin, special counsel for the Lenders, for their services rendered in connection with the Overall Transaction;

                  (iv) the reasonable fees and expenses of Hunton & Williams, special counsel for the Indenture Trustee, for their services rendered in connection with the Overall Transaction;

                  (v) the reasonable fees and expenses of Wyatt, Tarrant & Combs, special counsel for the Owner Trustee, for their services rendered in connection with the Overall Transaction;

                  (vi) the reasonable  fees and expenses of Balch & Bingham LLP,
         special  counsel  to  the  Lessee,   for  their  services  rendered  in
         connection with the Overall Transaction;

                  (vii) the initial fees and expenses of the Owner Trustee incurred in connection with the closing of the Overall Transaction;

                  (viii) the initial fees and expenses of the Indenture Trustee incurred in connection with the closing of the Overall Transaction;

                  (ix) the reasonable fees and expenses of American Appraisal Associates, for their services rendered in connection with delivering the Appraisal required by Section 4.2(a); and

                  (x) the fees, commissions and expenses of NationsBanc Leasing Corporation.

Notwithstanding the foregoing, Transaction Costs shall not include internal costs and expenses such as salaries and overhead of whatsoever kind or nature nor costs incurred by parties to this Participation Agreement pursuant to arrangements with third parties for services (other than those expressly referred to above), such as computer time procurement, financial analysis and consulting, advisory services, and costs of a similar nature.

         (b) Upon the consummation of the transactions contemplated by this Agreement, the Lessee agrees to pay as a direct obligation and not as Supplemental Rent, to the extent such fees and expenses do not constitute Transaction Costs as specified in Section 2.5(a), when due: (i) the reasonable expenses (including without limitation legal fees and expenses) of the Owner Trustee, the Indenture Trustee and the Participants incurred subsequent to the delivery of the Equipment on the Closing Date, in connection with any supplements, amendments, modifications, alterations, waivers or consents under or in respect of any of the Operative Agreements which are (A) requested by, or necessitated by action on the part of, the Lessee or entered into in connection with, or as a result of, a Lease Default or a Lease Event of Default or (B) required or contemplated by any Operative Agreement (whether or not such supplement, amendment, modification, alteration, waiver or consent becomes effective), including, without limitation: (a) the costs and expenses incurred in enforcing or defending any rights under this Agreement or any other Operative Agreement, and (b) the costs and expenses, including financial advisors' fees, incurred in connection with the insolvency or bankruptcy of the Lessee or in connection with any work-out or restructuring of the Overall Transaction; (ii) the ongoing fees and expenses (including without limitation legal fees and expenses) of the Owner Trustee under the Operative Agreements, including fees and expenses incurred in connection with enforcing the obligations of the Lessee under the Operative Agreements; (iii) the ongoing fees and expenses (including without limitation legal fees and expenses) of the Indenture Trustee under the Operative Agreements, including fees and expenses incurred in connection with enforcing the obligations of the Lessee under the Operative Agreements; (iv) the reasonable fees and expenses of any separate trustee or co-trustee appointed pursuant to the Trust Agreement or the Indenture as a result of any requirement of Law or if otherwise required by any Operative Agreement or if requested or consented to by the Lessee; (v) the reasonable fees and expenses of Baker, Donelson, Bearman & Caldwell, special counsel for the Lessee for their services rendered in connection with the Overall Transaction; and (vi) all recording and filing fees, stamp taxes and other recording or filing taxes in connection with the recordation or filing of any such supplements, amendments, modifications or alterations and in connection with any continuation statements or other documents filed to maintain and protect the rights of the parties under the Operative Agreements. The fees and expenses required to be paid by the Lessee pursuant to this Section 2.5(b) shall be set forth in an invoice or other statement therefor, accompanied by reasonable supporting data.

         (c) Subject to the next sentence, if the transactions contemplated hereby are not consummated for any reason, the Lessee shall pay all Transaction Costs. Notwithstanding anything contained herein to the contrary, if the transactions contemplated hereby are not consummated solely as a result of (A) an Owner Participant's default in its obligations to consummate the transactions hereunder or (B) an Owner Participant's failure to make its equity investment as required by Section 2.2(a) after the conditions specified in Sections 4.1 and
4.2 have been satisfied or waived by it in writing (other than conditions the satisfaction of which are solely in the control of such Owner Participant), such Owner Participant shall pay its own fees and expenses and the fees and expenses of the Owner Participants' legal counsel set forth in Section 2.5(a)(ii) (in the proportion that its portion of the Owner Participants' Commitment bears to the aggregate Owner Participants' Commitment).

         2.6      Postponement of Closing Date.

         (a) The scheduled Closing Date specified in the Notice of Delivery (or subsequently specified in a notice of postponement pursuant to this Section 2.6) may be postponed for any reason (but to no later than December 31, 1997) if the Lessee gives each Owner Participant, the Indenture Trustee, each Lender and the Owner Trustee facsimile or telephonic (confirmed in writing) notice of the postponement and notice of the date to which such Closing Date has been postponed, the notice of postponement to be received by each party no later than 3:30 P.M., New York City time, on the scheduled Closing Date specified in the Notice of Delivery (or subsequently specified in a notice of postponement pursuant to this Section 2.6), and the term "Closing Date" as used in this Agreement shall mean the postponed "Closing Date".

         (b) In the event of any postponement of a scheduled Closing Date pursuant to this Section 2.6 (any such scheduled Closing Date being referred to as a "Scheduled Closing Date" for the purposes of this Section 2.6): (i) the Lessee will reimburse each Owner Participant and each Lender for the loss of the use of their funds deposited with the Indenture Trustee pursuant to Section 2.3(a) with respect to each such Unit occasioned by such postponement or failure to accept (unless, in the case of an Owner Participant's funds, such failure to accept is caused by a default by such Owner Participant hereunder or by the Owner Trustee (acting pursuant to instructions from such Owner Participant) under the Trust Agreement, the Lease or the Indenture) by paying to each Owner Participant and each Lender on demand interest at the Prime Rate, for the period from and including such Scheduled Closing Date to but excluding the earlier of the date upon which such funds are returned (unless such funds are returned after 12:00 Noon, New York City time, in which case such date of return shall be included) or the actual date of delivery, and (ii) the Indenture Trustee will return not later than 10:00 A.M. New York City time, on the first Business Day following such Scheduled Closing Date, any funds which it shall have received from any Owner Participant and any Lender as its commitment for such Units, absent instructions from Lessee, the Owner Participants and each Lender to retain such funds until the specified date of postponement established under
Section 2.6(a).

         (c) The Indenture Trustee agrees that, in the event it has received telephonic notice (to be confirmed promptly in writing) from the Lessee on a Scheduled Closing Date that such Scheduled Closing Date is to be postponed, it will if instructed in the aforementioned notice from the Lessee (which notice shall specify the securities to be purchased) use reasonable best efforts to invest, at the risk of the Lessee (except as provided below with respect to the Indenture Trustee's gross negligence or willful misconduct), the funds received by it from the Participants with respect to their commitments in Permitted Investments in accordance with Lessee's instructions. Any such Permitted Investments purchased by the Indenture Trustee upon instructions from the Lessee shall be held in trust by the Indenture Trustee (but not as part of the Indenture Estate under the Indenture) for the benefit of the Participants, respectively, whose funds are invested in Permitted Investments upon instructions from the Lessee and any net profits on the investment of such funds (including interest), if any, shall (after giving effect to the payment of interest on such funds required under subsection (b)) be for the account of and shall on the Closing Date, or on the date such funds are returned to the Participants, be paid over to, the Lessee. The Lessee shall pay to the Indenture Trustee on the Closing Date (if such Unit or Units are delivered and accepted pursuant hereto) the amount of any net loss on the investment of such funds invested at the instruction of the Lessee. If the funds furnished by the Participants with respect to such Unit or Units are required to be returned to the Participants, the Lessee shall, on the date on which such funds are so required to be returned, reimburse the Indenture Trustee, for the benefit of the Participants, for any net losses incurred on such investments regardless of the cause of, or responsibility for, such loss. The Indenture Trustee shall not be liable for failure to invest such funds or for any losses incurred on such investments except for its own willful misconduct or gross negligence. In order to obtain funds for the payment of Equipment Cost for such Unit or Units or to return funds furnished by the Participants to the Indenture Trustee for the benefit of the Participants with respect to such Unit or Units, the Indenture Trustee is authorized to sell any Permitted Investments purchased as aforesaid with the funds received by it from the Participants in connection with such Unit or Units.

SECTION 3.        REPRESENTATIONS AND WARRANTIES

         3.1 Representations and Warranties of the Owner Trustee.

         The Owner Trustee, both in its individual capacity and as Owner Trustee, represents and warrants to each Participant, the Indenture Trustee and the Lessee, notwithstanding the provisions of Section 10.11 or any similar provision in any other Operative Agreement, that, as of the date hereof:

         (a) the Owner Trustee, in its individual capacity, is a bank duly organized and validly existing in good standing under the Laws of the Commonwealth of Kentucky, has full power and authority to carry on its business as now conducted and to enter into and perform its obligations hereunder and under the Trust Agreement and (assuming due authorization, execution and delivery of the Trust Agreement by each Owner Participant) has full power and authority, as Owner Trustee and/or, to the extent expressly provided herein or therein, in its individual capacity, to enter into and perform its obligations under each of the Owner Trustee Agreements;

         (b) the Owner Trustee, in its individual capacity, has duly authorized, executed and delivered the Trust Agreement and (assuming the due authorization, execution and delivery of the Trust Agreement by each Owner Participant) the Owner Trustee in its trust capacity and, to the extent expressly provided therein, in its individual capacity, has duly authorized, executed and delivered each of the other Owner Trustee Agreements and, as of the Closing Date, the Equipment Notes, the Lease Supplement and the Indenture Supplement to be delivered on the Closing Date; and the Trust Agreement constitutes a legal, valid and binding obligation of the Owner Trustee, in its individual capacity, enforceable against it in its individual capacity in accordance with its terms except as the same may be limited by bankruptcy, insolvency, reorganization, moratorium or similar Laws affecting the rights of creditors generally and by general principles of equity;

         (c) assuming the due authorization, execution and delivery of each of the Owner Trustee Agreements by each of the other parties thereto, each of the Owner Trustee Agreements to which it is a party constitutes, or when entered into will constitute, a legal, valid and binding obligation of the Owner Trustee in its trust capacity and, to the extent provided therein, in its individual capacity, enforceable against it in its trust capacity and, to the extent provided therein, in its individual capacity, in accordance with its terms, except as enforceability may be limited by bankruptcy, insolvency, reorganization, moratorium or other similar Laws affecting the rights of creditors generally and by general principles of equity;

         (d) neither the execution and delivery by the Owner Trustee, in its individual capacity or as Owner Trustee, as the case may be, of the Owner Trustee Agreements to be delivered on the Closing Date, nor the consummation by the Owner Trustee, in its individual capacity or as Owner Trustee, as the case may be, of any of the transactions contemplated hereby or thereby, nor the compliance by the Owner Trustee, in its individual capacity, or as Owner Trustee, as the case may be, with any of the terms and provisions hereof and thereof, (i) requires or will require any approval of its stockholders, or approval or consent of any trustees or holders of any indebtedness or obligations of it in its individual capacity, or (ii) violates or will violate its articles of incorporation or by-laws, or (iii) contravenes or will contravene any provision of, or constitutes or will constitute a default under, or results or will result in any breach of, any indenture, mortgage, chattel mortgage, deed of trust, conditional sale contract, bank loan or credit agreement, license or other agreement or instrument to which the Owner Trustee in its individual capacity is a party or by which it is bound, or (iv) contravenes or will contravene any Law of the Commonwealth of Kentucky or of the United States of America governing the banking or trust powers of the Owner Trustee (in its individual capacity), or any judgment or order applicable to or binding on it;

         (e) there are no Taxes payable by the Owner Trustee, either in its individual capacity or as Owner Trustee, imposed by the Commonwealth of Kentucky or any political subdivision thereof in connection with the execution and delivery by the Owner Trustee in its individual capacity of the Trust Agreement, and, in its individual capacity or as Owner Trustee, as the case may be, of this Agreement, the other Owner Trustee Agreements to be delivered on the Closing Date solely because the Owner Trustee in its individual capacity is a corporation with its principal place of business in Louisville, Kentucky and performs certain of its duties as Owner Trustee in the Commonwealth of Kentucky; and there are no Taxes payable by the Owner Trustee, in its individual capacity or as Owner Trustee, as the case may be, imposed by the Commonwealth of Kentucky or any political subdivision thereof in connection with the acquisition of its interest in the Equipment (other than franchise or other Taxes based on or measured by any fees or compensation received by the Owner Trustee for services rendered in connection with the transactions contemplated hereby) solely because the Owner Trustee in its individual capacity is a corporation with its principal place of business in Louisville, Kentucky and performs certain of its duties as Owner Trustee in the Commonwealth of Kentucky;

         (f) there are no pending or, to its knowledge, threatened actions or proceedings against the Owner Trustee, either in its individual capacity or as Owner Trustee, before any Tribunal which individually or in the aggregate, if determined adversely to it, would materially adversely affect the ability of the Owner Trustee, in its individual capacity or as Owner Trustee, as the case may be, to perform its obligations under the Trust Agreement or the other Owner Trustee Agreements to be delivered on the Closing Date;

         (g) both its chief executive office, and the place where its records concerning the Equipment and all its interest in, to and under all documents relating to the Trust Estate, are located in Louisville, Kentucky, and the Owner Trustee, in its individual capacity, agrees to give each Owner Participant, the Indenture Trustee and the Lessee at least 30 days prior written notice of any relocation of said chief executive office or said place from its present location;

         (h) no consent, approval, order or authorization of, giving of notice to, or registration with, or taking of any other action in respect of, any Kentucky or local governmental authority or agency or any United States federal governmental authority or agency regulating the banking or trust powers of the Owner Trustee, in its individual capacity, is required for the execution and delivery of, or the carrying out by, the Owner Trustee in its individual capacity or as Owner Trustee, as the case may be, of any of the transactions contemplated hereby or by the Trust Agreement or of any of the transactions contemplated by any of the other Owner Trustee Agreements, other than any such consent, approval, order, authorization, registration, notice or action as has been duly obtained, given or taken;

         (i) on the Closing Date, the Owner Trustee's right, title and interest in and to the Equipment delivered on the Closing Date shall be free of any Lessor's Liens attributable to the Owner Trustee in its individual capacity and will be held by the Owner Trustee under the Trust Agreement for the benefit of the Owner Participants as co-tenants;

         (j) the proceeds received by the Owner Trustee from each Owner Participant pursuant to the Trust Agreement will be administered by it in accordance with Section 4 of the Trust Agreement; and

         (k) the Owner Trustee shall receive from the Seller such title to the Units as is conveyed to it by the Seller, subject to the rights of (i) the Head Lessor and the Owner Trustee under the Head Lease, (ii) the Owner Trustee under the Security Agreement, (iii) Owner Trustee and the Lessee under the Lease, and
(iv) the security interest created pursuant to the Indenture and the Indenture Supplement, in respect of the Units delivered on the Closing Date.

         3.2      Representations and Warranties of the Lessee.

         The Lessee represents and warrants to the Owner Trustee, the Indenture Trustee and the Participants that, as of the date hereof:

                  (a) the Lessee is a corporation duly organized, validly existing, and in good standing under the Laws of the State of Delaware, has duly qualified and is authorized to do business in, and is in good standing as a foreign corporation under the laws of the States of Alabama and Tennessee, has the corporate power and authority to carry on its business as now conducted, and has the requisite power and authority to execute, deliver and perform its obligations under the Lessee Agreements;

                  (b) the Lessee Agreements have been duly authorized by all necessary corporate action (no shareholder approval being required), executed and delivered by the Lessee, and constitute the legal, valid and binding obligations of the Lessee, enforceable against the Lessee in accordance with their respective terms except as enforceability may be limited by bankruptcy, insolvency, reorganization, moratorium or similar Laws affecting the rights of creditors generally and by general principles of equity;

                  (c) the execution, delivery and performance by the Lessee of each Lessee Agreement and compliance by the Lessee with all of the provisions thereof do not and will not contravene any Law, or any order of any court or governmental authority or agency applicable to or binding on the Lessee or any of its properties, or contravene the provisions of, or constitute a default by the Lessee under, or result in the creation of any Lien (except for Permitted Liens) upon the property of the Lessee under, its certificate of incorporation or by-laws or any indenture, mortgage, contract or other agreement or instrument to which the Lessee is a party or by which the Lessee or any of its property is bound or affected;

                  (d) there are no proceedings pending or, to the knowledge of the Lessee, threatened against the Lessee in any court or before any governmental authority or arbitration board or tribunal (i) which, if determined adversely to it, could reasonably be expected to materially adversely affect the business, consolidated financial position or consolidated results of operations and cash flows of the Lessee or (ii) which in any manner draws into question the validity of, or seeks to restrain the transactions contemplated by the Lessee Agreements or
         (iii) which could reasonably be expected to affect its ability to perform its obligations under the Lessee Agreements;

                  (e) the consolidated balance sheet of the Lessee and its consolidated subsidiaries as of June 30, 1997, and the related consolidated statements of income, cash flow and changes in common stockholders' equity for the fiscal year ended on such date reported on by Ernst & Young, LLP and set forth in the Lessee's 1997 Form 10-K, as filed with the Securities and Exchange Commission, fairly present, in all material respects, in conformity with generally accepted accounting principles, the consolidated financial position of the Lessee and its consolidated subsidiaries as of such date and the results of operations of and cash flows for the Lessee and its consolidated subsidiaries for such period. Since June 30, 1997, there has been no material adverse change in the financial position or results of operations of the Lessee and its consolidated subsidiaries taken as a whole;

                  (f) no consent, approval or authorization of, or filing, registration or qualification with, or the giving of notice to, any governmental authority or other Person (including, without limitation, any holder of indebtedness or obligations of the Lessee) is required on the part of the Lessee in connection with the execution, delivery and performance by the Lessee of the Lessee Agreements;

                  (g) all filings and other actions necessary or reasonably required to (i) establish and perfect the right, title and interest of the Owner Trustee under (x) the Lease in and to the Equipment and the remainder of the Trust Estate and (y) the Security Agreement in and to the Equipment and the Head Lease, and (ii) perfect the security interest of the Indenture Trustee under the Indenture in the Indenture Estate, will have been made on or prior to the Closing Date, and the Indenture will on the Closing Date create a valid and perfected Lien on the Indenture Estate, free and clear of all Liens other than Lessor's Liens and Permitted Liens;

                  (h) no Supplemental Agreement Event of Default, Lease Default or Lease Event of Default has occurred and is continuing and to the knowledge of Lessee (i) no Event of Loss has occurred and (ii) no Head Lease Default or Head Lease Event of Default has occurred and is continuing;

                  (i) the execution and delivery of this Agreement and the other Operative Agreements and the consummation of the transactions contemplated hereby and thereby will not involve any non-exempt prohibited transaction within the meaning of Section 406(a) of ERISA or
         Section 4975(c)(1)(A) through (D) of the Code or otherwise result or will result in the Owner Participants or the Lenders being deemed in violation of Sections 404 or 406 of ERISA or 4975 of the Code (such representation being made in reliance on and subject to the accuracy of the representations of the Owner Participants in Section 3.5(h) and the Lenders in Section 3.6(c) of this Agreement);

                  (j) on the Closing Date, the Bill of Sale, to be delivered on the Closing Date shall convey, to the Owner Trustee good and marketable title to the Units being delivered on the Closing Date, free and clear of all Liens except Liens described in clauses (a), (b) and (f) of the definition of "Permitted Liens";

                  (k) on the Closing Date all sales, use or transfer Taxes due and payable upon the purchase of the Equipment by the Lessor and the Head Lessor and on the lease thereof to the Lessor and the Lessee will have been paid or the Lessee shall be liable for the payment thereof;

                  (l) no broker's or finder's or placement fee or commission will be payable with respect to the transactions contemplated by the Operative Agreements as a result of any action by Lessee (other than the fees and commissions specified in Section 2.5(a)(x)) and Lessee agrees that it will hold each Participant, the Lessor and the Indenture Trustee harmless from any claim, demand or liability for any other broker's or finder's or placement fees or commission alleged to have been incurred as a result of any action by Lessee in connection with the Overall Transaction;

                  (m) the proceeds from the sale of the Equipment Notes will be applied to the payment, or the reimbursement of the Lessee for the payment, of the cost of the Units delivered on the Closing Date and none of the proceeds from the issuance of the Equipment Notes or from the acquisition by each Owner Participant of its beneficial interest in the Trust Estate will be used directly or indirectly by Lessee so as to result in a violation of Regulation G, T, U or X of the Board of Governors of the Federal Reserve System;

                  (n) no governmental approval of any kind is required by the Owner Participants, the Owner Trustee, the Lenders or the Indenture Trustee in connection with its execution, delivery and performance of this Agreement or any Operative Agreement, solely by reason of any fact or circumstance peculiar to the Lessee or the Lessee's proposed operations or use of the Units of Equipment, specifically excluding, however, any consents or approvals required by any Law governing banks, bank holding companies, insurance companies, subsidiaries thereof and their operations;

                  (o) the Units of Equipment are available for use and are fully equipped to operate in commercial service and comply with all material governmental requirements governing the service in which such Units are being, and are anticipated to be, used by Lessee; the Units have been delivered directly by the Manufacturer to the Lessee as new Units and have not been used or previously placed in service by any other Person, and the Lessee is unaware of any structural defects in or damage to the Units;

                  (p) the conveyance of the Units of Equipment effected by the Bill of Sale are not void or voidable under any applicable state or federal Law;

                  (q) the Lessee is in compliance with all applicable Environmental Laws relating to the ownership, use, transport, storage, condition, maintenance and operation of the Equipment unless the failure to comply with such Environmental Laws would not materially adversely affect the operations of the Lessee or rights or interests of Lessor in or the Lien of the Indenture on the Equipment or otherwise expose Lessor, the Indenture Trustee or the Participants to criminal sanctions or material civil liabilities;

                  (r) there are no writs, injunctions, decrees, orders or judgments outstanding against the Lessee relating to the ownership, use, transport, storage, condition, maintenance or operation of the Equipment or the real property where the Equipment shall be located resulting from a violation of any applicable Environmental Law, and there are no lawsuits, proceedings or investigations under any applicable Environmental Law pending or, to the Lessee's knowledge, threatened against Lessee relating to the ownership, use, maintenance or operation of the Equipment or the real property where the Equipment shall be located;

                  (s) the chief executive office (as such term is used in Article 9 of the Uniform Commercial Code) of Lessee within the United States is located in Birmingham, Alabama. Lessee agrees not to relocate said office outside the United States and agrees to furnish to Owner not less than thirty (30) days', prior written notice of any relocation of said executive office within the United States. Lessee also agrees to take such reasonable action as may be required in connection with any such relocation to establish and protect the Owner Trustee's rights in and to the Equipment and the rights and remedies created or intended to be created in favor of the Owner Trustee;

                  (t) Neither the Offering Memorandum nor any other written statement made by or on behalf of Lessee to any Participant in connection with the negotiation of the transactions contemplated by this Agreement, contains any untrue statement of material fact or omits a material fact necessary to make the statements contained therein, taken as a whole, in all material respects, not misleading. All projections and forward-looking statements contained in the Offering Memorandum are based upon assumptions that the Lessee believes to be reasonable and were made in good faith, although no assurances can be given that the results set forth in such projects or forward-looking statements will be achieved or that actual results will not differ materially from those described or implied in such projections or forward-looking statements. Additional information concerning factors that could cause actual results to differ materially from such projections or forward-looking statements is contained in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of the Lessee's 1997 Form 10-K, and such additional information is incorporated into this Section 3.2(t) by this reference. There is no fact actually known to Lessee which is not disclosed to each Participant in writing which could reasonably be expected to have a material adverse effect on the business, profits, properties or condition (financial or otherwise) of the Lessee or the Lessee's ability to perform the Operative Agreements to which it is a party;

                  (u) Lessee has provided the Owner Trustee and the Indenture Trustee with a copy of all material documents and agreements (including without limitation each Purchase Agreement, purchase order and the like) entered into by the Lessee pertaining to or affecting the Units;

                  (v) to the best of Lessee's knowledge, the Lessee is not in violation of any Law (including, without limitation, any Environmental
         Law) to which it is subject, which violations, in the aggregate, could reasonably be expected to have a material adverse effect on the business, profits, properties or condition (financial or otherwise) of the Lessee or its ability to perform its obligations under the Lessee Agreements;

                  (w) the Lessee is not in violation in any respect of any term in any agreement or other instrument to which it is a party or by which it or any of its property may be bound, except for violations which, in the aggregate could not reasonably be expected to have a material adverse effect on the business, profits, properties or condition (financial or otherwise) of the Lessee or its ability to perform its obligations under the Lessee Agreements; and

                  (x) all material tax returns required to be filed by the Lessee in any jurisdiction have in fact been filed on a timely basis, and all Taxes upon the Lessee and upon any of its properties, income or franchises, that are due and payable have been paid other than Taxes which are being contested in good faith by appropriate actions or proceedings and in respect of which the Lessee has set aside on its books, in accordance with generally accepted accounting principles, reserves deemed by it to be adequate with respect thereto.

         3.3      Representations and Warranties of the Indenture Trustee.

         The Indenture Trustee represents and warrants to the Participants, the Owner Trustee and the Lessee that, as of the date hereof:

                  (a) the Indenture Trustee is a national banking association, duly organized and validly existing and in good standing under the Laws of the United States of America and has the full corporate power, authority and legal right under the Laws of the United States of America pertaining to its banking, trust and fiduciary powers to execute, deliver and carry out the terms of each of the Indenture Trustee Agreements;

                  (b) the execution, delivery and performance by the Indenture Trustee of each of the Indenture Trustee Agreements have been duly authorized by the Indenture Trustee and will not violate its articles of association or by-laws, or the provisions of any indenture, mortgage, contract or other agreement to which it is a party or by which it is bound or any Law of the State of North Carolina or of the United States of America applicable to it, or any judgment or order applicable to or binding on it;

                  (c) assuming the due authorization, execution and delivery of each of the Indenture Trustee Agreements by each of the other parties thereto, each of the Indenture Trustee Agreements, when executed and delivered, will constitute its legal, valid and binding obligation enforceable against it in accordance with its terms except as enforceability may be limited by bankruptcy, insolvency, reorganization, moratorium or other similar Laws affecting the rights of creditors generally and by general principles of equity;

                  (d) there are no proceedings pending or, to the knowledge of the Indenture Trustee, threatened against or affecting the Indenture Trustee in or before any court or before any governmental authority or arbitration board or tribunal which, individually or in the aggregate, if adversely determined, would reasonably be expected to impair the ability of the Indenture Trustee to perform its obligations under the Indenture Trustee Agreements;

                  (e) no authorization or approval or other action by, and no notice to or filing with, any governmental authority or regulatory body of the United States of America, the State of North Carolina, or the State of Tennessee, governing the Indenture Trustee in its trust capacity, is required for the due execution, delivery and performance by the Indenture Trustee of the Indenture Trustee Agreements, except as have been previously obtained, given or taken;

                  (f) the Indenture Trustee is not in default under any of the Indenture Trustee Agreements;

                  (g) neither the Indenture Trustee, nor any Person authorized to act on behalf of the Indenture Trustee, has directly or indirectly offered any interest in the Trust Estate or the Equipment Notes or any security similar to either thereof for sale to, or solicited offers to buy any of the same from, or otherwise approached or negotiated with respect to any of the same with, any Person; and

                  (h) there are no Taxes which may be imposed on or asserted against the Indenture Estate or any part thereof or any interest therein, the Owner Trustee, both in its individual capacity and as Owner Trustee, or the Owner Participants by any state or local government or taxing authority (except Taxes imposed on the fees payable to the Indenture Trustee) required to be paid under the Laws of the State of North Carolina or the State of Tennessee in connection with the execution, delivery or performance by the Indenture Trustee of the Indenture Trustee Agreements or the authentication of the Equipment Notes, which Taxes result solely from the participation therein by a national banking association located in the State of North Carolina or the State of Tennessee as Indenture Trustee.

         3.4 Representations, Warranties and Covenants Regarding Beneficial Interest and Equipment Notes.

                  (a) The Owner Trustee represents and warrants to the Lessee, the Indenture Trustee and the Participants that, as of the date hereof and as of the Closing Date, neither the Owner Trustee nor any Person authorized or employed by the Owner Trustee as agent or otherwise in connection with the placement of the Beneficial Interest or any similar interest or the Equipment Notes has offered any of the Beneficial Interest or any similar interest or the Equipment Notes for sale to, or solicited offers to buy any thereof from, or otherwise approached or negotiated with respect thereto with, any prospective purchaser.

                  (b) The Lessee represents and warrants to the Trustees and the Participants that, as of the date hereof and as of the Closing Date, neither the Lessee nor any Person authorized or employed by the Lessee as agent or otherwise in connection with the placement of the Beneficial Interest or any similar interest or the Equipment Notes has offered any of the Beneficial Interest or similar interest or the Equipment Notes for sale to, or solicited offers to buy any thereof from, or otherwise approached or negotiated with respect thereto with, any Person other than the Owner Participants, the Lenders and not more than 40 other institutional investors.

                  (c) Each of the Owner Trustee, each Owner Participant and the Lessee agree severally but not jointly and with respect to itself only that neither the Owner Trustee, such Owner Participant nor the Lessee nor anyone acting on behalf of the Owner Trustee, such Owner Participant or the Lessee will offer the Beneficial Interest, or any part thereof or any similar interest, or the Equipment Notes, or any part thereof, for issue or sale to any prospective purchaser, or solicit any offer to acquire any of the Beneficial Interest, or any part thereof, or the Equipment Notes, or any part thereof, so as to bring the issuance and sale of the Beneficial Interest or the Equipment Notes within the provisions of Section 5 of the Securities Act of 1933, as amended.

         3.5     Representations, Warranties and Covenants of the Owner
                 Participants.

         Each Owner Participant represents and warrants severally but not jointly to the Trustees, the Lessee, the other Owner Participant and the Lenders that, as of the date hereof:

                  (a) it is an entity duly organized, validly existing and in good standing under the Laws of the state or country of its formation, as the case may be, and has the power and authority to carry on its business as now conducted;

                  (b) it has the power and authority to enter into the Owner Participant Agreements and to perform its obligations thereunder, and such execution, delivery and performance do not and will not contravene any Law or any order of any court or governmental authority or agency applicable to or binding on it, or contravene the provisions of, or constitute a default under, or result in the creation of any Lessor's Lien attributable to it upon the Equipment under, its organization document or by-laws or any indenture, mortgage, contract or other agreement or instrument to which the it is a party or by which it or any of its property is bound;

                  (c) the Owner Participant Agreements have been duly authorized by all necessary action on its part, do not require any approval not already obtained of its stockholders or partners, as the case may be, or any approval or consent not already obtained of any trustee or holders of indebtedness or obligations of it, have been duly executed and delivered by it and (assuming the due authorization, execution and delivery by each other party thereto) constitute the legal, valid and binding obligations of it, enforceable against it in accordance with their respective terms, except as enforceability may be limited by bankruptcy, insolvency, moratorium or other similar Laws affecting the rights of creditors generally and by general principles of equity;

                  (d) no authorization or approval or other action by, and no notice to or filing with, any governmental authority or regulatory body is required for the due execution, delivery or performance by it of the Owner Participant Agreements;

                  (e)  the  Trust   Estate  is  free  of  any   Lessor's   Liens
         attributable to it;

                  (f) there are no pending or, to its knowledge, threatened actions or proceedings against it before any court or administrative agency which would materially adversely affect its financial condition or its ability to perform its obligations under the Owner Participant Agreements;

                  (g) as of the Closing Date it is purchasing the Beneficial Interest to be acquired by it as a co-tenant with the other Owner Participant for its account with no present intention of distributing such Beneficial Interest or any part thereof in any manner which would violate the Securities Act of 1933, as amended, but without prejudice, however, to its right at all times to sell or otherwise dispose of all or any part of such Beneficial Interest in compliance with the Securities Act of 1933, as amended; provided, however, that subject to the provisions of Section 6.1, the disposition of the Beneficial Interest shall at all times be within its control. Each Owner Participant acknowledges that its Beneficial Interest has not been registered under the Securities Act of 1933, as amended, and that neither the Owner Trustee nor the Lessee contemplates filing, or is legally required to file, any such registration;

                  (h) with respect to the source of an amount to be advanced by it pursuant to Section 2.1, no part of such amount constitutes or could be deemed to constitute the assets of any employee benefit plan under 29 CFR ss. 2510.3-101 (other than a government plan exempt from the coverage of ERISA); and

                  (i) no broker's or finder's or placement fee or commission will be payable with respect to the transactions contemplated by the Operative Agreements as a result of any action by it, and agrees that it will hold Lessee, the Indenture Trustee and Lessor harmless from any claim, demand or liability for broker's or finder's or placement fees or commission alleged to have been incurred as a result of any action by it in connection with this transaction.

                  3.6 Representations, Warranties and Covenants of the Lenders.

         Each Lender severally but not jointly, represents and warrants to each Owner Participant, each of the Trustees, the other Lenders and the Lessee, that, as of the date hereof:

                  (a) as of the  Closing  Date it is  purchasing  the  Equipment
         Notes to be acquired by it for its account with no present intention for distribution or resale of such Equipment Note or any part thereof in any manner which would violate the Securities Act of 1933, as amended; provided that subject to the provisions of Section 3.6(b) the disposition of its property shall at all times be and remain in its control;

                  (b) each Lender acknowledges that the Equipment Notes have not been registered under the Securities Act of 1933, as amended, and that neither the Owner Trustee nor the Lessee contemplates filing, or is legally required to file, any such registration. Each holder of an Equipment Note agrees that it will not transfer its interest in any Equipment Note (i) in violation of the Securities Act of 1933, as amended and the rules and regulations promulgated thereunder or (ii) to a non-U.S. Person (as defined in Section 7701(a)(30) of the Code) except in accordance with the provisions of Section 7.1(d) hereof. Each Lender acknowledges that the Equipment Notes may only be sold to a Person who in connection with such purchase makes the representations contained in this Section 3.6(b) and Section 3.6(c) in writing, to each of the Lessee, Indenture Trustee, Owner Trustee and each Owner Participant on the date of such purchase. Each transferee of any Equipment Note agrees that it shall be deemed to have agreed to be bound by the terms of this Participation Agreement; and

                  (c) At least one of the following statements is an accurate representation as to each source of funds (a "Source") to be used by it to pay the purchase price of the Equipment Notes to be purchased by it hereunder:

                           (i) If Lender is an insurance company, either (x) the
                  Source is a separate account that is maintained solely in connection with such Lender's fixed contractual obligations under which the amounts payable, or credited, to any employee benefit plan and to any participant or beneficiary of such plan (including any annuitant) are not affected in any manner by the investment performance of the separate account, or (y) the Source is an "insurance company general account" within the meaning of Department of Labor Prohibited Transaction Exemption ("PTE") 95-60, and the amount of reserves and liabilities for the contract(s) held by or on behalf of each employee benefit plan which has an interest in such Lender's general account as a contract holder, together with the amount of reserves and liabilities for the general account contracts held by or on behalf of any other such plan maintained by the same employer (or an affiliate thereof) or by the same employee organization, does not exceed 10% of the total reserves and liabilities of such Lender's general account plus surplus as determined pursuant to the provisions of Section I(a) of PTE 95-60; or

                           (ii) the  Source is either (x) an  insurance  company
                  pooled  separate  account,  within the meaning of PTE 90-1, or
                  (y) a bank collective investment fund, within the meaning of the PTE 91-38 and, except as such Lender has disclosed to the Lessee, the Owner Trustee and the Owner Participants in writing pursuant to this paragraph (ii), no employee benefit plan or group of plans maintained by the same employer or employee organization beneficially owns more than 10% of all assets allocated to such pooled separate account or collective investment fund; or

                           (iii) the Source constitutes assets of an "investment
                  fund" (within the meaning of Part V of PTE 84-14 (the "QPAM Exemption")) managed by a "qualified professional asset manager" or "QPAM" (within the meaning of Part V of the QPAM Exemption), no employee benefit plan's assets that are included in such investment fund, when combined with the assets of all other employee benefit plans established or maintained by the same employer or by an affiliate (within the meaning of Section V(c)(1) of the QPAM Exemption) of such employer or by the same employee organization and managed by such QPAM, exceed 20% of total client assets managed by such QPAM, the conditions of Part I(c) and (g) of the QPAM
                  Exemption are satisfied, neither the QPAM nor a Person controlling or controlled by the QPAM (applying the definition of "control" in Section V(e) of the QPAM Exemption) owns a 5% or more interest in the Lessee, the Owner Trustee or the Owner Participants and (x) the identity of such QPAM and (y) the names of all employee benefit plans whose assets are included in such investment fund have been disclosed to the Lessee, the Owner Trustee or the Owner Participants in writing pursuant to this paragraph (iii); or

                           (iv) the Source is one or more employee benefit plans, or a separate account or trust fund comprised of one or more employee benefit plans, each of which has been identified to the Lessee, the Owner Trustee and the Owner Participants in writing pursuant to this paragraph (iv).

As used in this Section 3.6, the terms "employee benefit plan", "government plan" and "separate account" shall have the respective meanings assigned to such terms in Section 3 of ERISA.


SECTION 4.        CLOSING CONDITIONS

         4.1      Conditions Precedent to Investment by Each Participant.

         The obligation of each Participant to make its investment or loan, as applicable, specified with respect to such Participant in Section 2 on the Closing Date shall be subject to the following conditions (except that (i) the obligation of any such party shall not be subject to such party's own performance or compliance and (ii) the conditions specified below as being only for the benefit of a specified party or parties need be fulfilled only to the satisfaction of, or waived by, such other party or parties):

                  (a) Execution of Operative Agreements. On or before the Closing Date, this Agreement, the Trust Agreement, the Lease, the Lease Supplement covering the Units delivered on the Closing Date, the Purchase Agreements, the Purchase Agreement Assignments, the Indenture, the Indenture Supplement, the Tax Indemnity Agreement, the Landlord Waiver and Consent, the Mortgagee Waiver and Consent, the Certificate of Acceptance, the Bill of Sale, the Owner Trustee Bill of Sale, the Equipment Notes and the Head Lease Documents shall each be satisfactory in form and substance to such Participant, shall have been duly authorized, executed and delivered by the parties thereto (except that the authorization, execution and delivery of this Agreement and the other documents referred to above by a party hereto or thereto shall not be a condition precedent to such party's obligations hereunder), shall each be in full force and effect and executed counterparts of each shall have been delivered to such Participant or its counsel on or before the Closing Date; and no event shall have occurred and be continuing that constitutes a Supplemental Agreement Event of Default, a Head Lease Default, a Head Lease Event of Default, a Lease Default, a Lease Event of Default, an Indenture Default or an Indenture Event of Default.

                  (b) Recordation, Filing, Registration and Certification. On or before the Closing Date (i) the Lessee shall have caused the Lease, the Lease Supplement covering the Units of Equipment delivered on the Closing Date, the Indenture and the Indenture Supplement in respect of the Units delivered on the Closing Date or appropriate other evidence, to be duly filed, recorded and deposited in such places within the United States as the Owner Trustee, the Indenture Trustee and any Participant may reasonably request for the protection of the Owner Trustee's title to the Equipment and interest in the Lease, or the perfection of a security interest of the Indenture Trustee in the Indenture Estate and (ii) Uniform Commercial Code financing statements and fixture filings appropriately completed and executed shall have been filed in such places within the United States as the Owner Trustee, the Indenture Trustee and any Participant may reasonably request for the protection of the Owner Trustee's title to the Equipment and interest in the Lease, or the perfection of a security interest of the Indenture Trustee in the Indenture Estate.

                  (c) Closing Certificate of Lessee. On the Closing Date, the Owner Trustee, the Indenture Trustee, and each Participant shall have received an Officer's Certificate dated such date from the Lessee, to the effect that the representations and warranties of the Lessee contained in Section 3.2 and Section 3.4(b) are true and correct in all respects on the Closing Date with the same effect as though made on and as of said date, except to the extent that such representations and warranties relate solely to an earlier date (in which case such representations and warranties were true and correct on and as of such earlier date), and that the Lessee has performed and complied with all agreements and conditions herein contained which are required to be performed or complied with by the Lessee on or before said date.

                  (d) Closing Certificate of Owner Trustee. On the Closing Date, the Lessee, the Indenture Trustee, and each Participant shall have received an Officer's Certificate dated such date from the Owner Trustee, to the effect that the representations and warranties of the Owner Trustee contained in Section 3.1 and Section 3.4(a) are true and correct in all respects on the Closing Date with the same effect as though made on and as of said date, except to the extent that such representations and warranties relate solely to an earlier date (in which case such representations and warranties were true and correct on and as of such earlier date), and that the Owner Trustee has performed and complied with all agreements and conditions herein contained which are required to be performed or complied with by the Owner Trustee on or before said date.

                  (e) Opinions of Counsel. On the Closing Date, the Owner Trustee, the Indenture Trustee and each Participant shall have received the favorable written opinion of each of (i) the Lessee's special counsel and counsel for the Lessee, (ii) counsel to the Owner Trustee,
         (iii) counsel to each Owner Participant, (iv) counsel to the Indenture Trustee and (v) counsel to the Head Lessor.

                  (f) Title. On the Closing Date, after giving effect to the transactions contemplated hereby, the Owner Trustee shall have legal ownership of each Unit of Equipment to be delivered on the Closing Date, free and clear of all Liens, except Liens described in clauses
         (a), (b) and (f) of the definition of "Permitted Liens".

                  (g) Bill of Sale. On the Closing Date the Owner Trustee shall have received (with copies to the Indenture Trustee and each Participant) the Bill of Sale from the Seller (and if the Seller is not the Manufacturer, together with the bill of sale from the Manufacturer to the Seller or such other evidence of title transfer to the Seller, in form and substance satisfactory to the Participants) dated such date covering the Units to be settled for on such date, transferring to the Owner Trustee on behalf of the Owner Participants as co-tenants legal and beneficial title to such Units free of all Liens arising from, through or under the Seller, and warranting to the Owner Trustee that at the time of delivery of each such Unit, the Seller had legal and beneficial title thereto and good and lawful right to sell the same, and title thereto was free of all Liens.

                  (h) Insurance Certificate. On or before the Closing Date, the Indenture Trustee and each Participant shall have received a certificate in form acceptable to each Participant in its reasonable discretion signed by the insurer or by an independent insurance broker evidencing insurance coverages required pursuant to Section 12 of the Lease.

                  (i) Corporate Documents. Each of the Participants shall have received such documents and evidence with respect to the Head Lessor, the Lessee, each Owner Participant, the Owner Trustee and the Indenture Trustee as the Participants may reasonably request in order to establish the consummation of the transactions contemplated by this Agreement, the taking of all corporate and other proceedings in connection therewith and compliance with the conditions herein or therein set forth.

                  (j) No Threatened Proceedings. No action or proceeding shall have been instituted nor shall governmental action be threatened before any court or governmental agency, nor shall any order, judgment or decree have been issued or proposed to be issued by any court or governmental agency at the time of the Closing Date, to set aside, restrain, enjoin or prevent the completion and consummation of this Agreement, any of the other Operative Agreements or the Overall Transaction.

                  (k) Closing Certificate of Owner Participants. On the Closing Date, the Lessee, the Indenture Trustee and the Participants shall have received an Officer's Certificate dated such date from each Owner
         Participant, to the effect that the representations and warranties of such Owner Participant contained in Section 3.5 are true and correct in all respects on the Closing Date with the same effect as though made on and as of said date, except to the extent that such representations and warranties relate solely to an earlier date (in which case such representations and warranties were true and correct on and as of such earlier date), and that such Owner Participant has performed and complied with all agreements and conditions herein contained which are required to be performed or complied with by such Owner Participant on or before said date.

                  (l) Closing Notice. The Indenture Trustee and the Participants shall have received the Notice of Delivery required pursuant to Section 2.3.

                  (m) Closing Certificate of Indenture Trustee. On the Closing Date, the Lessee, the Owner Trustee and each Participant shall have received an Officer's Certificate dated such date from the Indenture Trustee, to the effect that the representations and warranties of the Indenture Trustee contained in Section 3.3 are true and correct in all respects on the Closing Date with the same effect as though made on and as of said date, except to the extent that such representations and warranties relate solely to an earlier date (in which case such representations and warranties were true and correct on and as of such earlier date), and that the Indenture Trustee has performed and complied with all agreements and conditions herein contained which are required to be performed or complied with by the Indenture Trustee on or before said date.

                  (n)      [Intentionally Omitted].

                  (o) No Illegality. No change shall have occurred after the date of the execution and delivery of this Agreement in applicable Law or regulations thereunder or interpretations thereof by regulatory authorities that, in the opinion of such Participant or its counsel, would make it illegal for such Participant to enter into any transaction contemplated by the Operative Agreements.

                  (p) Participants, Investments. (i) Each Owner Participant shall have made available its commitment in the amount specified in, and otherwise in accordance with, Sections 2.2(a) and 2.3 and (ii) each Lender shall have made available its commitment in the amount specified in, and otherwise in accordance with, Sections 2.2(b) and 2.3.

                  (q) Consents. All approvals and consents of any trustees or holders of any indebtedness or obligations of Lessee which are required in connection with the transactions contemplated by this Agreement, shall have been duly obtained and be in full force and effect.

                  (r) Governmental Actions. All actions, if any, required to have been taken on or prior to the Closing Date in connection with the transactions contemplated by this Agreement on the Closing Date shall have been taken by any governmental or political agency, subdivision or instrumentality of the United States or any state thereof and all orders, permits, waivers, exemptions, authorizations and approvals of such entities required to be in effect on the Closing Date in connection with the transactions contemplated by this Agreement and the other Operative Agreements on the Closing Date shall have been issued, and all such orders, permits, waivers, exemptions, authorizations and approvals shall be in full force and effect, on the Closing Date.

                  (s) Certificate of Acceptance. On or before the Closing Date a Certificate of Acceptance with respect to the Units delivered by the Seller to the Lessor on the Closing Date shall have been duly executed and delivered by the Lessee, as the authorized representative of the Lessor.

                  (t) Tax Indemnity Agreement. On or before the Closing Date, the Tax Indemnity Agreement shall be satisfactory in form and substance to each Owner Participant, shall have been duly executed and delivered by the Lessee and, assuming due authorization, execution and delivery by each Owner Participant, shall be in full force and effect.

                  (u) Environmental Disclosures and Assessments. Each Participant shall have received, in sufficient time for its review prior to the Closing Date, copies of any Phase I site assessment and any other environmental site assessment, investigation, report, analysis or disclosure statement or filing relating to the real or personal property subject to any of the Operative Agreements and prepared, directly or indirectly, by or for any party in connection with the Overall Transaction.

                  (v) Other Documents. The Participants shall have received such other documents, certificates, financing statements and other items, in form and substance satisfactory to such Participant, as such Participant may reasonably require, including without limitation lien searches.

                  (w) Each Lender shall have received excerpts from the Appraisal concluding that the fair market value of the Equipment being delivered on the Closing Date is equal to the Equipment Cost and that the expected economic useful life of the Equipment will be at least 120% of the length of the Basic Term.

         4.2      Additional Conditions Precedent to Investment by Owner
Participants.

         The obligation of each Owner Participant to provide the funds specified with respect to it in Sections 2.2(a) and 2.3 on the Closing Date with respect to any Unit to be delivered on the Closing Date shall be subject to the following additional conditions:

                  (a)  Appraisal.  On or  before  the  Closing  Date,  the Owner
         Participants shall have received an opinion (the "Appraisal") of America Appraisal Associates, satisfactory in form and substance to the Owner Participants.

                  (b) Opinion with Respect to Certain Aspects. On the Closing Date, Owner Participants shall have received (i) the opinion of Moore & Van Allen addressed to the Owner Participants, in form and substance reasonably satisfactory to the Owner Participants, containing such counsel's favorable opinion with respect to such Tax matters as the Owner Participants may reasonably request and (ii) the opinion of Balch & Bingham, LLP addressed to the Owner Participants, in form and substance reasonably satisfactory to such Owner Participants, containing such counsel's favorable opinion with respect to certain Tax aspects of the transaction as the Owner Participants may reasonably request.

                  (c) No Tax Law Change. No Change in Tax Law shall have occurred nor shall a judicial opinion on a Tax issue have been rendered prior to the acceptance and delivery of the Equipment on the Closing Date which, if enacted, adopted or made effective, in the same or substantially similar form, would, in the reasonable opinion of each Owner Participant, render it disadvantageous or inadvisable for such Owner Participant to enter into the transactions contemplated by the Operative Agreements.

         4.3      Conditions Precedent to the Obligation of the Lessee.

                  The obligation of the Lessee with respect to the sale of the Units to the Owner Trustee and acceptance of the Units under the Lease is subject to the following conditions as of the Closing Date:

                  (a) Corporate Documents. On or before the Closing Date, the Lessee shall have received such documents and evidence with respect to the Owner Participants, the Owner Trustee and the Indenture Trustee as the Lessee may reasonably request in order to establish the consummation of the transactions contemplated by this Agreement, the taking of all corporate and other proceedings in connection therewith and compliance with the conditions herein or therein set forth.

                  (b) Operative Agreements. On or before the Closing Date, the Operative Agreements shall have been duly authorized, executed and delivered by the respective party or parties thereto (other than the Lessee), shall each be in full force and effect and an executed counterpart of each thereof shall have been delivered to the Lessee or its special counsel.

                  (c) Representations and Warranties True. On the Closing Date, the representations and warranties of the Owner Trustee and the Indenture Trustee and the Participants contained in Section 3 hereof shall be true and correct in all respects as of the Closing Date as though made on and as of such date, and the Lessee shall have received an Officer's Certificate dated such date from each of the Owner Trustee as described in Section 4.1(d), the Owner Participants as described in
         Section 4.1(k), the Indenture Trustee as described in Section 4.1(m) addressed to the Lessee and certifying as to the foregoing matters insofar as they relate to the Owner Trustee, the Owner Participants and the Indenture Trustee, as the case may be.

                  (d) Opinions of Counsel. On the Closing Date, the Lessee shall have received the opinions of counsel referred to in Section 4.1(e) (other than that set forth in clause (i) and (v) therein), addressed to the Lessee.

                  (e) No Threatened Proceedings. No action or proceeding shall have been instituted nor shall governmental action be threatened before any court or governmental agency, nor shall any order, judgment or decree have been issued or proposed to be issued by any court or governmental agency at the time of the Closing Date, to set aside, restrain, enjoin or prevent the completion and consummation of this Agreement and the other Operative Agreements or the transactions contemplated hereby or thereby.

                  (f)      Participants, Investments.

                           (i) There shall have been duly  issued and  delivered
                  by the Owner Trustee to the Lenders, against payment therefor, Equipment Notes dated the Closing Date.

                           (ii) Each Owner Participant shall have made available
                  its commitment in the amount specified in, and otherwise in accordance with, Sections 2.2(a) and 2.3.

                           (iii) Each Lender shall have made available its commitment in the amount specified in, and otherwise in accordance with, Sections 2.2(b) and 2.3.

SECTION 5.        FINANCIAL AND OTHER REPORTS OF THE LESSEE

         The Lessee agrees that it will furnish directly to each Participant the following:

                  (a) as soon as available and in any event within 120 days after the end of each fiscal year of the Lessee, an audited consolidated balance sheet of the Lessee and its consolidated subsidiaries as of the end of such fiscal year and the related audited consolidated statements of income, cash flows and changes in common stockholders' equity for such fiscal year, setting forth in each case in comparative form the figures for the previous fiscal year and accompanied by an auditor's report of a firm of independent certified public accounts of recognized national standing;

                  (b) as soon as available and in any event within 60 days after the end of each of the first three quarters of each fiscal year of the Lessee, a consolidated balance sheet of the Lessee and its consolidated subsidiaries, as of the end of such quarter and the related (i) consolidated statement of income for such quarter and for the portion of the Lessee's fiscal year ended at the end of such quarter, and (ii) consolidated statement of cash flows for the portion of the Lessee's fiscal year ended at the end of such quarter, setting forth in each case in comparative form (A) for the consolidated balance sheet, the figures as of the end of the Lessee's previous fiscal year, (B) for the consolidated statement of income, the figures for the corresponding quarter and the corresponding portion of the Lessee's previous fiscal year and (C) for the consolidated statement of cash flows, the figures for the corresponding portion of the Lessee's previous fiscal year, all prepared in accordance with generally accepted accounting principles (except for the absence of footnotes and subject to normal year-end adjustments);

                  (c) promptly upon the mailing thereof, each registration statement and report (in the form in which it becomes effective, but without exhibits) filed by the Lessee with the Securities and Exchange Commission;

                  (d) promptly upon any officer of the Lessee obtaining knowledge of any condition or event which constitutes a Supplemental Agreement Event of Default, Head Lease Default, Head Lease Event of Default, Lease Default or Lease Event of Default, and upon the request of the Indenture Trustee if the Indenture Trustee or any Lender has a reasonable belief that a Lease Default or Lease Event of Default has occurred and is continuing, an Officer's Certificate specifying the nature and period of existence thereof and, with respect to a Supplemental Agreement Event of Default, Lease Default and Lease Event of Default, what action the Lessee has taken or is taking or proposes to take with respect thereto;

                  (e) within the time period prescribed in subparagraph (a) above, an Officer's Certificate, to the effect that the signer has reviewed the relevant terms of the Operative Agreements to which the Lessee is a party and that such officer is not aware of any Lease Default or Lease Event of Default or, if a Lease Default or Lease Event of Default shall exist, specifying such Lease Default or Lease Event of Default and what action the Lessee has taken or is taking or proposes to take with respect thereto; and

                  (f) such additional information with respect to the financial condition or the business of the Lessee or the Equipment as any Participant may reasonably request. In addition to the foregoing, upon the occurrence and continuation of a Lease Event of Default, the Lessee will permit the representatives of each Participant, at such reasonable time as may be requested by such Participant, to examine all of its books of account, records, reports and other papers, to make copies and extracts therefrom, and to discuss its affairs, finances and accounts with its officers, employees and independent public accountants (and by this provision the Lessee authorizes such accountants to discuss the finances and affairs of the Lessee).

SECTION 6.    CERTAIN COVENANTS OF THE PARTICIPANTS, THE TRUSTEES AND THE LESSEE

         6.1      Restrictions on Transfer of Beneficial Interest.

         Each Owner Participant severally but not jointly agrees that it shall not, directly or indirectly, sell, convey, assign, pledge, mortgage or otherwise transfer any of its Beneficial Interest (whether by merger, consolidation, sale of assets or otherwise) prior to the expiration or earlier termination of the Lease Term, without the prior written consent of the Lessee, the other Owner Participant and (so long as any Equipment Notes are outstanding) the Indenture Trustee, not to be unreasonably withheld, provided that subject to the satisfaction of the conditions specified in clauses (a), (d), (f), (h), (i), (j) and (k) specified below an Owner Participant may transfer its individual interest in the Beneficial Interest to an Affiliate or the other Owner Participant or an Affiliate thereof without the consent of the Lessee, the other Owner Participant (except in the case of a transfer to such other Owner Participant or Affiliate thereof) and the Indenture Trustee, provided, further that except as otherwise expressly provided in the Operative Agreements, including without, limitation Section 10, 11, 15 and 22 of the Lease, no Owner Participant may transfer its individual interest in the Beneficial Interest to the Lessee without the prior written consent of the Indenture Trustee, provided, further, subject to the satisfaction of all the conditions specified below, that each Owner Participant may transfer (whether by merger, consolidation, sale of assets or otherwise) its individual interest in the Beneficial Interest without the consent of the Lessee, the other Owner Participant and the Indenture
Trustee:

                  (a) the Person to whom such transfer is to be made (a "Transferee") is organized and existing under the laws of the United States of America or any state thereof and is (i) an institutional or corporate investor with tangible net worth or, in the case of a bank or lending institution, combined capital and surplus, at the time of such transfer of at least $75,000,000, all of the foregoing determined in accordance with generally accepted accounting principles or (ii) any subsidiary or Affiliate of any such institutional or corporate investor if such investor guarantees the obligations so assumed by such subsidiary or Affiliate pursuant to a guarantee in form and substance reasonably satisfactory to Lessee and the Indenture Trustee;

                  (b) the Indenture Trustee, the other Owner Participant and the Lessee shall have received 15 days', prior written notice of such transfer specifying the name and address of any proposed Transferee and such additional information as shall be necessary to determine whether the proposed transfer satisfies the requirements of this Section 6.1;

                  (c) such Transferee enters into an assumption agreement in form and substance reasonably satisfactory to Lessee and Indenture Trustee;

                  (d) such transfer complies with and does not violate any applicable Federal securities Law or the securities Law of any applicable state;

                  (e) the Lessee, the other Owner Participant and the Indenture Trustee shall have received an opinion of counsel of the Transferee (which counsel may be Transferee's in-house counsel) in form and substance reasonably satisfactory to Lessee, the other Owner Participant and the Indenture Trustee, and, if a guarantee is delivered pursuant to Section 6.1(a), an opinion of counsel of the guarantor of the Transferee (which may be the guarantor's in-house counsel) in form and substance reasonably satisfactory to Lessee, the other Owner Participant and the Indenture Trustee;

                  (f) except as specifically consented to in writing by the Lessee, the other Owner Participant and the Indenture Trustee, the terms of the Operative Agreements shall not be altered;

                  (g)  such   transfer   shall   transfer   all  of  such  Owner
Participant's Beneficial Interest;

                  (h) all fees, expenses and charges of the parties hereto (including, without limitation, reasonable legal fees and expenses of special counsel) incurred in connection with each transfer of such Beneficial Interest shall be paid by the transferring Owner Participant or Transferee;

                  (i) the Transferee delivers to the Lessee, the Owner Trustee, the other Owner Participant and the Indenture Trustee an Officer's Certificate of the Transferee to the effect that such transfer (i) does not involve the use of any assets that are or could be deemed to be plan assets under 29 C.F.R. ss.2510.3-101 of an employee benefit plan (other than a government plan exempt from the coverage of ERISA) or
         (ii) if the assets of an employee benefit plan are so used, will not constitute a prohibited transaction which is not subject to an exemption contained in ERISA or the Code or adopted thereunder;

                  (j) as a result of such transfer, no Indenture Default or Indenture Event of Default attributable to such Owner Participant or the Owner Trustee, shall have occurred and be continuing; and

                  (k) such Owner Participant and/or the Transferee shall deliver an Officer's Certificate certifying as to compliance with the transfer requirements contained herein.

Upon any such transfer, (i) except as the context otherwise requires, such Transferee shall be deemed an "Owner Participant" for all purposes, and shall enjoy the rights and privileges and perform the obligations of an Owner Participant to the extent of the interest transferred hereunder and under each other Operative Agreement to which such transferring Owner Participant was a party, and, except as the context otherwise requires, each reference in this Agreement and each other Operative Agreement to an "Owner Participant" shall thereafter be deemed to include such Transferee for all purposes to the extent of the interest transferred, (ii) the transferor shall continue to be entitled to all the benefits and rights, including the right to indemnification, hereunder and under each other Operative Agreement to which such transferor was a party or by which it was bound except to the extent otherwise agreed in writing and (iii) the transferor shall be released from all obligations hereunder and under each other Operative Agreement to which such transferor is a party or by which such transferor is bound to the extent such obligations are expressly assumed by a Transferee; and provided, further, that in no event shall any such transfer or assignment waive or release the transferor from any liability on account of any breach existing immediately prior to such transfer of any of its representations, warranties, covenants or obligations set forth in the Operative Agreements or for any fraudulent or willful misconduct. Any transfer or assignment of the Beneficial Interest in violation of this Section
6.1 shall be voidable at the direction of the Lessee, the other Owner Participant or the Indenture Trustee, provided that the Lessee, the other Owner Participant and the Indenture Trustee agree to respond promptly and in any event within 30 days to a written request of an Owner Participant to proceed with a transfer which fails to meet all of the requirements of this Section 6.1. Any party's failure to respond within such 30-day period shall be deemed to be consent by such party to the transaction pursuant to which such transfer occurred. The restrictions set forth in this Section 6.1 shall not apply to a contract between an Owner Participant and third parties with respect to the sale or other transfer of the Equipment which is to be consummated on or after the expiration or termination of the Lease when the Equipment is owned by the Owner Trustee free and clear of any rights of the Lessee therein and the lien of the Indenture, provided that the rights and interests granted thereunder shall be expressly stated to be in all respects subject and subordinate to the rights of the parties under the Operative Agreements. Notwithstanding anything herein to the contrary, this Section 6.1 shall not be construed to prohibit, limit or require that any consent be obtained in connection with the sale of all or any portion of the capital stock of an Owner Participant or the merger, consolidation, corporate restructuring or sale of stock or assets by the parent company of an Owner Participant or any other Affiliate of an Owner Participant.

         6.2      Lessor's Liens Attributable to the Owner Participants.

                  (a) Each Owner Participant hereby covenants and agrees severally but not jointly with and for the benefit of the other parties to this Agreement that it will not directly or indirectly create, incur, assume or suffer to exist any Lessor's Liens on or against any part of the Trust Estate or the Equipment attributable to it (whether or not through its act or failure to act) or Lessor's Liens arising as a result of Taxes described in clause (c) of the definition of Lessor's Liens which are imposed against the Owner Trustee (not in its individual capacity but solely as Owner Trustee), and agrees that it will, at its own cost and expense, take such action as may be necessary to duly discharge and satisfy in full any such Lessor's Lien attributable to it described above (by bonding or otherwise, so long as Lessee's operation and use of the Equipment and the Lien of the Indenture are not impaired); provided that it may contest any such Lessor's Lien in good faith by appropriate proceedings so long as such proceedings do not involve any material danger of the sale, forfeiture or loss of the Equipment or any interest therein and do not interfere with the use, operation, or possession of the Equipment by the Lessee under the Lease or the rights of the Indenture Trustee under the Indenture, or in any manner interfere with or impair the payments made by the Lessee to the Indenture Trustee under the Operative Agreements.

                  (b) Each Owner Participant agrees severally but not jointly to indemnify and hold harmless the Lessee, the Indenture Trustee and the other Owner Participant from time to time from and against any loss, cost, expense or damage which may be suffered by such party as a result of the failure by it to discharge and satisfy in full any Lessor's Lien of the type identified in and when required to be discharged and satisfied by it under Section 6.2(a).

         6.3      Lessor's Liens Attributable to the Owner Trustee.

                  (a) The Owner Trustee, in its individual capacity and trust capacity, hereby unconditionally agrees with and for the benefit of the other parties to this Agreement that the Owner Trustee in its individual capacity will not directly or indirectly create, incur, assume or suffer to exist any Lessor's Liens on or against any part of the Trust Estate or the Equipment arising out of any act or omission of or claim against the Owner Trustee in its individual capacity, and the Owner Trustee in its individual capacity agrees that it will, at its own cost and expense, take such action as may be necessary to duly discharge and satisfy in full any such Lessor's Lien attributable to the Owner Trustee in its individual capacity (by bonding or otherwise, so long as Lessee's operation and use of the Equipment and the Lien of the Indenture are not impaired); provided that the Owner Trustee may contest any such Lessor's Lien in good faith by appropriate proceedings so long as such proceedings do not involve any material danger of the sale, forfeiture or loss of the Equipment or any interest therein and do not interfere with the use, operation, or possession of the Equipment by the Lessee under the Lease or the rights of the Indenture Trustee under the Indenture, or in any manner interfere with or impair the payments made by the Lessee to the Indenture Trustee under the Operative Agreements.

                  (b) The Owner Trustee, in its individual capacity, agrees to indemnify and hold harmless the Lessee, the Indenture Trustee, the Owner Participants, the Owner Trustee and the Lenders from and against any loss, cost, expense or damage which may be suffered by such party as a result of the failure of the Owner Trustee to discharge and satisfy any Lessor's Liens attributable to it in its individual capacity, as described in Section 6.3(a).

                  6.4      Liens Created by the Indenture Trustee.

                  (a) The Indenture Trustee, in its individual capacity, covenants and agrees with the Lessee, the Owner Trustee and the Participants that it shall not cause or permit to exist any Lien on the Equipment or all or any portion of the Trust Estate or the Indenture Estate arising as a result of (i) claims against the Indenture Trustee in its individual capacity not related to its interest in the Equipment and the Trust Estate or to the administration of the Indenture Estate pursuant to the Indenture, (ii) acts of the Indenture Trustee in its individual capacity not contemplated by, or failure of the Indenture Trustee to take any action it is expressly required to perform by, the Operative Agreements, (iii) claims against the Indenture Trustee in its individual capacity relating to Taxes or expenses that are not indemnified against by the Lessee pursuant to Section 7 attributable to the actions of the Indenture Trustee, solely in its individual capacity, or (iv) claims against the Indenture Trustee arising out of the transfer by the Indenture Trustee of all or any portion of its interest in the Equipment, the Indenture Estate or the Operative
         Agreements, other than a transfer permitted by the Operative Agreements, and that the Indenture Trustee will, at its own cost and expense (and without any right of reimbursement from any other party hereto), promptly take such action as may be necessary duly to discharge any such Lien.

                  (b) The Indenture Trustee agrees to indemnify and hold harmless the Lessee, the Owner Trustee and the Participants from time to time from and against any loss, cost, expense or damage which may be suffered by such party as a result of the failure of the Indenture Trustee to discharge and satisfy in full any Lien as required under
         Section 6.4(a).

                         6.5 Covenants of Owner Trustee, Owner Participants and Indenture Trustee.

                  (a) Each Owner Participant and the Owner Trustee in its individual and trust capacity, hereby agree with the Lessee (provided no Lease Event of Default shall have occurred and be continuing), the Lenders and the Indenture Trustee (i) not to amend, supplement, or otherwise modify any provision of the Trust Agreement in such a manner as to adversely affect the rights of the Lessee, the Lenders or the Indenture Trustee without the prior written consent of such party and
         (ii) not to terminate or revoke the Trust Agreement, or the trusts created by the Trust Agreement and such trusts shall not be subject to revocation or termination by the Owner Participants prior to the payment in full and discharge of the Equipment Notes and all other indebtedness secured by the Indenture and the final discharge thereof pursuant to Section 10.01 thereof or prior to the expiration or early termination of the Lease; provided, however, that notwithstanding any language to the contrary contained in this Section 6.5(a), the Owner Participants shall at all times retain the right to replace the Owner Trustee in accordance with the terms of the Trust Agreement. Each of the Owner Trustee and the Indenture Trustee agrees, for the benefit of the Lessee (only with respect to those Articles and Sections of the Indenture specified in Section 10.11 of the Indenture as being for the benefit of the Lessee) and the Participants, to comply with the provisions of the Indenture and not to amend, supplement, or otherwise modify any provision of the Indenture in such a manner as to adversely affect the rights of any such party without the prior written consent of such party. Notwithstanding any provision herein or in any of the Operative Agreements to the contrary, the Indenture Trustee's obligation to take or refrain from taking any actions, or to use its discretion (including, but not limited to, the giving or withholding of consent or approval and the exercise of any rights or remedies under such Operative Agreements), and any liability therefor, shall, in addition to any other limitations provided herein or in the other Operative Agreements, be limited by the provisions of the Indenture.

                  (b) So long  as the  Indenture  is in  effect,  (i) the  Owner
         Trustee, not in its individual capacity, but solely as trustee under the Trust Agreement shall not, (x) incur any indebtedness for borrowed money or any other liability or obligation except as expressly contemplated herein or in any other Operative Agreement or, (y) engage in any business or other activity other than the transactions contemplated herein or in any other Operative Agreement and all necessary or appropriate activity related thereto, and (ii) the Owner Participants shall not consent or direct the Owner Trustee and the Trust Company shall not cause, suffer or permit the Owner Trustee, to enter into any agreement or other arrangement in violation of clause
         (i) above.

         6.6      Amendments to Operative Agreements.

         The Trustees and Participants will not terminate the Operative Agreements to which the Lessee is not or will not be a party, except in accordance with the Operative Agreements in effect on the Closing Date (as amended, modified or supplemented from time to time in accordance with the terms hereof and of the Operative Agreements), or amend, supplement, waive or modify such Operative Agreements in any manner that increases the obligations or liabilities, or decreases the rights, of, or is adverse to, the Lessee under the Operative Agreements, without, in each such case, the prior written consent of the Lessee.

         6.7      Merger Covenant.

         Notwithstanding anything in any Operative Agreement to the contrary, the Lessee shall not consolidate with or merge into any other Person, or permit any other Person to merge into it, or, directly or indirectly, sell, convey, transfer or lease all or a substantial part of its assets as an entirety to any Person unless (i) the Person formed by such consolidation or surviving such merger  (if  other  than the  Lessee)  or the  Person  which  acquires  by sale, conveyance, transfer or lease all or a substantial part of the assets of the Lessee shall execute and deliver to the Owner Trustee, each Participant and the Indenture Trustee an agreement in form reasonably acceptable to such parties containing the assumption by such successor corporation of the due and punctual performance and observance of each covenant and condition of this Agreement and each of the other Lessee Agreements to be performed or observed by the Lessee (and in the case of any such sale, conveyance or lease, the Lessee shall not be released from its obligations under the Lessee Agreements), and if such successor corporation is not a U.S. corporation, Lessee agrees (x) to provide, if such an opinion is capable of being provided, the Participants, Owner Trustee and Indenture Trustee with an opinion of independent counsel in form and substance satisfactory to such Participants, Owner Trustee and Indenture Trustee to the effect that the payments of Rent under the Lease will not be subject to any additional Taxes (including without limitation, withholding Taxes) ("Additional Taxes") as a result of such successor corporation being a non-U.S. corporation, and (y) in any event if payments of Rent under the Lease are subject to any Additional Taxes, to gross up the payments of Rent in an amount necessary to make the after-tax payments of Rent under the Lease equal to what such payments would have been had there been no such Additional Taxes, and (ii) immediately after giving effect to such transaction the tangible net worth of such successor corporation shall not be less than 70% of the tangible net worth of the Lessee immediately prior to giving effect to such transaction and no Lease Default or Lease Event of Default shall have occurred and be continuing, whether as a result of such consolidation or merger or such sale, conveyance, transfer or lease or otherwise. Upon such consolidation or merger, or any sale, conveyance, transfer or lease of all or a substantial part of the assets of the Lessee as an entirety in accordance with this Section 6.7, the successor corporation formed by such consolidation or into which the Lessee is merged or to which such sale, conveyance, transfer or lease is made shall succeed to, and be substituted for (except as limited above), and may exercise every right and power of, the Lessee under this Agreement and the other Operative Agreements with the same effect as if such successor corporation had been named as the Lessee herein. If the Lessee shall have consolidated with or merged into any other Person or sold, conveyed, transferred or leased all or a substantial part of its assets, such assets to include the Lessee's leasehold interest in the Lease, the Person owning such leasehold interest after such event shall deliver to each Participant and the Indenture Trustee (a) an Officer's Certificate certifying as to the compliance with the requirements of this Section 6.7 and
(b) an opinion of counsel (which counsel may be such Person's in-house counsel) confirming that the assumption agreement pursuant to which such Person assumed the obligations of the Lessee shall have been duly authorized, executed and delivered by such Person and that such agreement is the legal, valid and binding obligation of such Person, enforceable against such Person in accordance with its terms and that such assumption does not violate securities Laws and does not cause any Owner Participant to suffer any unindemnified Tax risk arising from assumption. In connection with such assumption, the Lessee shall, at the direction of Lessor, take such action as is reasonably necessary to protect the Lessor's interest in the Equipment. All reasonable fees, expenses and charges of the parties hereto (including the costs of such parties in ensuring the compliance by the Lessee with this Section 6.7) incurred in connection with such sale, conveyance, transfer or lease shall be paid by the Lessee. Except as specifically consented to in writing by the Owner Trustee and the Indenture Trustee, the terms of the Operative Agreements shall not be amended in connection with a sale, conveyance, transfer or lease permitted by this Section
6.7. The Lessee shall provide the Lessor, the Indenture Trustee and each Participant with 30 days' prior written notice of a transaction subject to the provisions of this Section 6.7.

         6.8      Rent Sufficiency.

         Anything contained herein, in the Lease or in any other Operative Agreement or other agreement to the contrary notwithstanding, the aggregate amount of Basic Rent payable on any Payment Date under the Lease and amounts paid by the Lessee pursuant to Section 3.3 of the Lease, shall be, under any circumstances and in any event, at least equal to the aggregate amount of the scheduled installments of principal of and interest on the Equipment Notes due on such Payment Date. Anything contained herein, the Lease or any other Operative Agreement or other agreement to the contrary notwithstanding, the amount of the Stipulated Loss Value and Early Buy-Out Price payable on any date on account of any Unit, together with any other amounts payable pursuant to
Section 10.2, 11.2, 22.2 or 22.6 of the Lease, as the case may be, shall be, under any circumstance and in any event, at least equal to the amount of any payments then required to be made on account of the outstanding principal of and Make-Whole Amount, if any, and interest on the Equipment Notes pursuant to
Section 2.10 of the Indenture.

         6.9      Environmental Matters.

         Lessee covenants, at its own cost and expense, to remove or take remedial action with respect to any Hazardous Material released into the environment from the Equipment after the Closing Date to the extent that such removal or remedial action is required by any applicable Environmental Law; provided that (i) Lessee shall notify Lessor of such removal or remedial action as soon as practicable and (ii) such removal or remedial action shall be undertaken in a manner consistent with Environmental Laws and with Lessee's customary policies and practices; provided, further, that Lessee may, in good faith and by appropriate proceedings diligently conducted, contest the validity or application of any such Environmental Law in any reasonable manner which does not materially adversely affect the rights or interests of Lessor in the Equipment or impair the Lien of the Indenture or otherwise expose Lessor, the Indenture Trustee or any Participant to criminal sanctions or release Lessee from its obligation with respect to returning the Equipment as described herein.

         6.10     Acknowledgment of Relationship of Owner Participants.

         The parties hereto acknowledge that (i) the Trust has been created for the convenience of the parties to the transaction to facilitate the lease of the Equipment to the Lessee and to secure the Loans made by Lenders for the benefit of the Owner Participants and (ii) the relationship created by the Trust Agreement between the Owner Participants is intended to be that of a co-tenancy and not a partnership and that any interest of the Owner Participants in the Trust Estate or the Equipment be interests of co-tenants. The parties hereto further acknowledge that neither the Owner Trustee nor the Owner Participants shall be required to perform any services or conduct any activities in respect of the Equipment except as otherwise expressly provided herein or the other Operative Agreements. Finally, the parties acknowledge the Owner Participants' right of partition set forth in Section 5.2 of the Trust Agreement; provided that such rights of partition shall be subject to the terms of the Operative Agreements.

         6.11     Agreements Relating to the Lease.

         Without limiting the nature and extent of Lessee's obligations in any one or more of the Operative Agreements, Lessee acknowledges that Section 18 and
Section 24.6 have been included in the Lease for the benefit of the Indenture Trustee and agrees to comply with the provisions thereof.

         6.12     Purchase of Equipment Notes.

         Each of the Owner Participants and the Lessee will not, and will not permit any of their Affiliates to purchase or otherwise acquire, directly or indirectly, any of the outstanding Equipment Notes, except (a) in accordance with the terms of this Agreement, the Indenture and the Equipment Notes or any other applicable Operative Agreement or (b) pursuant to an offer to purchase made by such Person pro rata to the holders of all Equipment Notes at the time outstanding upon the same terms and conditions.

SECTION 7.        LESSEE'S INDEMNITIES

         7.1      General Tax Indemnity.

                  (a) Tax Indemnitee Defined. For purposes of this Section 7.1, "Tax Indemnitee" means each Owner Participant (and in the case of AmSouth, its partners), the Owner Trustee both in its individual capacity and as trustee, the Trust Estate, the Indenture Trustee both in its individual capacity and as trustee, the Lenders, the respective Affiliates of each of the foregoing and each of their respective successors or assigns permitted under the terms of the Operative Agreements.

                  (b) Taxes Indemnified. Subject to the exclusions stated in subsection (c) below, the Lessee agrees to indemnify and hold harmless each Tax Indemnitee, taking into account the income tax consequences to the Tax Indemnitee of the accrual or receipt of an indemnity payment, against all fees, taxes (including, without limitation, sales, use, excise, stamp and property), levies, assessments, duties, imposts, charges or withholdings, together with any and all penalties, additions to tax, fines or interest thereon (whether such items are imposed on a Tax Indemnitee or otherwise, herein referred to as "Taxes") imposed upon any Tax Indemnitee, the Lessee or its Affiliates or all or any part of the Equipment or any interest therein by any federal, state or local government, political subdivision, or taxing authority in the United States, or in a foreign country or of or in a territory or possession of the United States (in each case, a "Tax Authority") upon, with respect to or in connection with:

                           (i) the Equipment or any part of any of the Equipment or interest therein;

                           (ii) the purchase, acquisition, acceptance, rejection, insuring, ownership, delivery, non-delivery, transport, location, leasing, subleasing, possession, registration, use, operation, condition, maintenance, repair, return, abandonment, storage, sale, substitution, manufacture, replacement, modification, financing, refinancing, importation, exportation or other application or disposition of or with respect to the Equipment or any part thereof or interest therein;

                           (iii) the rental  payments,  receipts  of earnings or
                  other amounts arising from any Unit of Equipment or any part thereof or interest therein or payable pursuant to the Lease or any other Operative Agreement or amendments or supplements thereto or with respect to the transactions contemplated hereby and thereby; and

                           (iv)  the  Operative   Agreements  or  amendments  or
                  supplements thereto, the execution, delivery and performance thereof and the transactions contemplated thereby.

                  (c) Taxes Excluded.  The indemnity  provided for in subsection
         (b) above shall not apply to any of the following:

                           (i) As to any Tax  Indemnitee,  Taxes on, based on or
                  measured by the net income of such Tax Indemnitee (including any capital gains, excess profits or alternative minimum Taxes, and any Taxes on or measured by any items of Tax preference), and any accumulated earnings, personal holding company, succession, estate, capital, net worth, franchise, or conduct of or doing business Taxes imposed upon such Tax Indemnitee; provided, however, any Tax in lieu or in place of sales, use, license, excise or property Taxes shall not be excluded under this subsection;

                           (ii) Taxes imposed or accrued on any  Equipment  with
                  respect to any period after the earliest of (x) the return of possession of the Equipment to the Lessor or the placement of the Equipment in storage at the request of the Lessor, in either case pursuant to and in accordance with Section 6 of the Lease, (y) the termination of the Lease Term with respect to such Equipment pursuant to Section 10.1 of the Lease, or
                  (z) the discharge in full of the Lessee's obligation to pay the Termination Value, Early Buy-Out Price or the Stipulated Loss Value and all other amounts due, if any, under Section 10, 11.2 or 22.6 of the Lease, as the case may be, with respect to the Equipment in each case except in connection with a Lease Event of Default;

                           (iii) As to any Tax Indemnitee, (y) Taxes which arise
                  out of or are directly caused by any breach by such Tax Indemnitee of any of its representations, warranties or covenants in any of the Operative Agreements, or the gross negligence or willful misconduct of such Tax Indemnitee, or
                  (z) Taxes arising from a Lessor Lien with respect to such Tax Indemnitee;

                           (iv) As to any Tax  Indemnitee,  Taxes  which  become
                  payable as a result of a sale, assignment, transfer or other disposition (whether voluntary or involuntary) by such Tax Indemnitee of all or any portion of its interest in the Equipment or any part thereof, the Trust Estate or any of the Operative Agreements or rights created thereunder or any transfer of any interest in such Tax Indemnitee other than a disposition in connection with the Head Lease Documents or which occurs as the result of the exercise of remedies upon the occurrence of a Lease Event of Default;

                           (v) As to  any  Tax  Indemnitee,  Taxes  (other  than
                  withholdings) imposed by a Tax Authority in a jurisdiction to the extent that such Taxes would in any event have been imposed on such Tax Indemnitee if no Units of Equipment had been located, operated, used, leased or rented to or in such jurisdiction or the Lessee or any Affiliate thereof had not been located in such jurisdiction;

                           (vi) As to any Tax  Indemnitee,  Taxes imposed on any
                  Tax Indemnitee or any other Person who, together with such Tax Indemnitee, is treated as one employer for employee benefit plan purposes, as a result of, or in connection with, any "prohibited transaction," within the meaning or the provisions of the Code or regulations thereunder or as set forth in
                  Section 406 of ERISA or the regulations implementing ERISA, engaged in by any Tax Indemnitee other than Taxes for such prohibited transaction that results from any misrepresentation made, or other breach committed, by Lessee under any documents delivered in connection with the transactions contemplated hereunder;

                           (vii) As to any Tax Indemnitee,  Taxes for so long as
                  such Taxes are being contested in accordance with the provisions of Section 7.1(g) hereof provided the Lessee is in compliance with its obligations under Section 7.1(g) hereof; and

                           (viii) Any  withholdings  with  respect to any Lender
                  that is not a U.S. Person (as defined in Section 7701(a)(30) of the Code) and that fails to comply with the provisions of
                  Section 7.1(d) below, except to the extent such failure to comply arises from a change of Law after the date such Lender became subject to the terms hereof or any withholdings with respect to any other Tax Indemnitee arising with respect to amounts accruing after such Tax Indemnitee ceases to be a U.S. Person (as defined in Section 7701 (a) (30) of the Code) and such Tax Indemnitee shall have complied with the provisions of
                  Section 7.1(d) below.

         (d) Foreign Lenders. Each Lender that is not a U.S. Person (as defined in Section 7701(a)(30) of the Code) shall (i) deliver to the Owner Trustee or other withholding agent (I) duly completed copies of IRS Form 1001 or 4224, or successor applicable form as the case may be, and
         (II) such other forms or certifications as may be reasonably requested by the Lessee; and (ii) deliver to the Owner Trustee or other withholding agent further copies of any such form or certification on or before the date that any such form or certification expires or becomes obsolete and after the occurrence of any event requiring a change in the most recent form previously delivered by it to the Owner Trustee or other withholding agent. Each Lender must be a U.S. Person (as defined in Section 7701(a)(30) of the Code), unless otherwise consented to in writing by the Lessee, which consent shall not be unreasonably withheld or delayed.

                  (e)      Payments to Lessee.

                           (i) If any Tax Indemnitee shall realize a tax benefit
                  as a result of any Taxes paid or indemnified against by the Lessee under this Section 7.1 (whether by way of deduction, credit, allocation or apportionment or otherwise), such Tax Indemnitee shall pay to the Lessee, an amount equal to the amount of such Tax benefit, increased by the Tax Indemnitee's additional saved Taxes attributable to the payment being made to the Lessee hereunder; provided, however, that if a Lease Event of Default exists and is continuing, such payment shall be held by the Tax Indemnitee until such Lease Event of Default is cured, provided, further, that when such Lease Event of Default is cured payment shall be made to the Lessee.

                           (ii) Upon receipt by a Tax  Indemnitee of a refund or
                  credit of all or part of any Taxes paid or indemnified against by the Lessee, such Tax Indemnitee shall pay to the Lessee an amount equal to the amount of such refund plus any interest received by or credited to such Tax Indemnitee with respect to such refund, increased or decreased, as the case may be, by the Tax Indemnitee's net additional or saved Taxes attributable to the receipt of such amounts from the Tax Authority and the payment being made to the Lessee hereunder; provided, however, that if a Lease Event of Default exists and is continuing, such payment shall be held by Tax Indemnitee until such Lease Event of Default is cured, provided, further, that when such Lease Event of Default is cured payment shall be made to the Lessee.

                           (iii) Payments made to the Lessee under subparagraphs
                  (i) or (ii) of this subsection 7.1(e) shall be subject to the limitation that the amount paid to the Lessee by any Tax Indemnitee shall not exceed the amount of the indemnity payment previously made by the Lessee. Any such excess shall not be paid but shall instead be carried forward and shall reduce the Lessee's obligations to make subsequent payments under subsection (b) to the Tax Indemnitee.

         The foregoing notwithstanding, nothing in this subsection (e) shall (A) restrict the right of any Tax Indemnitee to arrange its tax affairs as it shall think fit or (B) require any Tax Indemnitee to disclose any information regarding its tax affairs which, in its reasonable and good faith judgment, constitutes confidential or proprietary information.

                  (f) Procedures and Verification. Any amount payable to a Tax Indemnitee pursuant to subsection (b) shall be paid to such Tax Indemnitee within 30 days after receipt of a written demand therefor from such Tax Indemnitee accompanied by a written statement describing in reasonable detail the basis for such indemnity and the computation of the amount so payable, provided that such amount need not be paid prior to the later of (i) the five (5) days prior to the date on which such Taxes are paid or (ii) in the case of amounts which are being contested pursuant to subsection (g) hereof, the time such contest (including all appeals) is finally resolved. Each Tax Indemnitee shall promptly forward to the Lessee any notice, bill or advice received by it from the relevant Tax Authority concerning any Tax against which the Lessee may be required to indemnify hereunder; provided, however, that the failure of the Tax Indemnitee to so forward such information to the Lessee shall not preclude any indemnity hereunder except to the extent such failure materially adversely affects the Lessee's ability to require such Tax Indemnitee to contest the Tax or to contest the Tax itself. Any amount payable to the Lessee pursuant to subsection (e) shall be paid within 30 days after the Tax Indemnitee realizes a Tax benefit or receives a refund giving rise to a payment under subsection
         (e), and shall be accompanied by a written statement by the Tax Indemnitee setting forth in reasonable detail the basis for computing the amount of such payment. Within 30 days following the Lessee's receipt of any computation from the Tax Indemnitee, the Lessee may request that an independent, nationally recognized, accounting firm selected by Lessee and reasonably acceptable to the Tax Indemnitee determine whether such computations of the Tax Indemnitee are correct. Such accounting firm shall be requested to make the determination contemplated by this subsection (f) within 30 days of its selection. In the event such accounting firm shall determine that such computations are incorrect, such firm then shall notify the parties of the incorrect computations and discuss with them the manner in which the computations should be recomputed. The Tax Indemnitee shall cooperate with such accounting firm and supply it with all information necessary to permit it to accomplish such determination; provided that such accounting firm shall have agreed pursuant to a confidentiality agreement acceptable to the Tax Indemnitee to keep all information supplied by the Tax Indemnitee confidential. In the absence of manifest error the computations of such accounting firm shall be final, binding and conclusive upon the parties. All fees and expenses of the accounting firm payable under this Section 7.1(f) shall be borne by the Lessee unless such verification shall disclose an error in such Tax Indemnitee's favor of the greater of 5% of the amount of such payment determined by such Tax Indemnitee, or $5,000, in which case such cost shall be borne by such Tax Indemnitee.

                  (g) Contest. If a written claim is made against any Tax Indemnitee for any such Tax referred to in this Section 7.1, the Tax Indemnitee shall promptly (and in no event later than 30 days after the Tax Indemnitee's receipt of such claim) notify Lessee of such claim; provided, however, that the failure of the Tax Indemnitee to so notify Lessee shall not preclude any indemnity hereunder except to the extent such failure materially adversely affects the Lessee's ability to require such Tax Indemnitee to contest the Tax or to contest the Tax itself.

         If (i) a written claim shall be made for any Taxes for which Lessee is obligated pursuant to this Section 7.1, and (ii) either (y) under applicable Law of the Tax Authority Lessee is allowed to directly contest such Taxes in its own name and such contest does not involve unindemnified Taxes of the Tax Indemnitee, or (z) the contest involves solely a claim for indemnified Taxes or, in a contest involving indemnified and unindemnified Taxes the claim for indemnified Taxes can be severed, then Lessee shall be permitted to contest the imposition of such Taxes (including in its own name in the case of Taxes described in clause (y) of this paragraph) ("Lessee Controlled Contest"); provided, however, that Lessee shall be permitted to contest the imposition of such Taxes only if Lessee has acknowledged in writing its obligations for such Taxes and agrees to pay, and shall timely pay, all reasonable costs and expenses (including without limitation, all reasonable costs, expenses, losses, legal and accountant's fees and disbursements, penalties and interest) incurred in contesting such claim. Lessee shall control the contest of Taxes governed by this paragraph and shall consult in good faith with the Tax Indemnitee regarding such contest; provided, further, that any contest involving a Tax under Section 40-23-1 et seq., Code of Ala. (1975) or any successor thereto shall be excluded from the definition of "Lessee Controlled Contest" and shall be deemed an "Indemnitee Controlled Contest" as defined below. The Tax Indemnitee shall further be permitted to participate in any such contest at its cost and expense.

         In the case of Taxes not governed by the previous paragraph ("Indemnitee Controlled Contest"), such Tax Indemnitee will contest such claim in good faith provided that (i) Lessee requests in writing that the Tax Indemnitee contest such claim within the earlier of (i) 30 days after the Tax Indemnitee has notified Lessee of the existence of the claim or (ii) seven days prior to the date that any written submission must be made or other action taken in connection with such contest to preserve the right to contest, (iii) prior to the first to occur of (x) any administrative proceedings beyond the audit stage of the contest, or (y) any court proceedings, Lessee has furnished the Tax Indemnitee, at Lessee's expense, with a written opinion of independent counsel selected by Lessee and reasonably acceptable to such Tax Indemnitee, that there is a reasonable basis to contest such claim,
         (iv) Lessee has acknowledged in writing its obligation for such Taxes and agrees to pay, and shall timely pay, all reasonable costs and expenses (including, without limitation, all reasonable costs, expenses, losses, legal and accountant's fees and disbursements, penalties and interest) which such Tax Indemnitee may incur in contesting such claim, (v) no Lease Event of Default shall have occurred and be continuing, unless Lessee shall have posted a satisfactory bond or other security with respect to the costs of such contest and the loss, and (vi) the amount of the required indemnity payments with respect to such Taxes (together with any recurring or related actual or potential claims in other taxable periods relating to the same Taxes) would be $25,000.

         At its sole discretion, the Tax Indemnitee may elect to conduct the contest or authorize Lessee to conduct the contest of any Taxes under an Indemnitee Controlled Contest. The Tax Indemnitee shall consult in good faith with Lessee concerning the method of any contest controlled by the Tax Indemnitee hereunder; provided final discretion of all matters relating to the Indemnitee Controlled Contest shall remain with the Tax Indemnitee. If a Tax Indemnitee (or Lessee, in the case of a Lessee Controlled Contest) contests a Tax by making a payment thereof, then Lessee (on an after-tax basis) shall advance to (or on behalf of, in the case of a Lessee Controlled Contest) such Tax Indemnitee, an amount equal to the Taxes and any penalties, additions to Tax, fines and interest thereon that are paid or payable by such Tax Indemnitee in connection with such contest. Unless a Lease Event of Default has occurred and is continuing or Lessee has failed to satisfy the requirements for contesting, or continuing to contest, any indemnified Taxes, no Tax Indemnitee shall settle the contest of such Tax without the consent of Lessee, which consent shall not be unreasonably withheld or delayed given all the facts and circumstances, unless such Tax Indemnitee elects to release Lessee with respect to the Taxes the subject of the contest from its indemnity obligations hereunder. All costs and expenses of any contest by Lessee or by any Tax Indemnitee shall be borne by Lessee which costs and expenses shall be paid promptly after receipt of notice (and in no event later than 30 days).

         Notwithstanding anything contained in this Section 7.1, a Tax Indemnitee will not be required to contest, or to continue to contest and Lessee shall not be permitted to contest or continue to contest, the validity, applicability or amount of any Tax (or portion thereof)
         (i) if such Tax Indemnitee waives its right to indemnity hereunder with respect to such Tax (or such portion thereof); (ii) if such contest would result in risk of an imposition of criminal penalties, any material danger of sale, forfeiture or loss (or loss of use) of the Equipment or any interest therein; and (iii) in the case of a Indemnitee Controlled Contest, if a Lease Event of Default has occurred and is continuing, unless Lessee provides such Tax Indemnitee with security in a manner reasonably satisfactory to such Tax Indemnitee.

                  (h) Reports. In the event any reports with respect to Taxes are required to be made, the Lessee will either prepare and file such reports (and in the case of reports which are required to be filed on the basis of individual items of Equipment, such reports shall be prepared and filed in such manner as to show as required the interests of each Tax Indemnitee in such item of Equipment) or, if it shall not be permitted to file the same, it will notify each Tax Indemnitee of such reporting requirements, prepare such reports in such manner as shall be satisfactory to each Tax Indemnitee and deliver the same to each Tax Indemnitee within a reasonable period prior to the date the same is to be filed. The Lessee shall provide such information as any Tax Indemnitee may reasonably require from the Lessee to enable such Tax Indemnitee to fulfill its tax filing, tax audit, and tax litigation obligations.

                  (i) Non-disclosure. Notwithstanding any other provision under this Section 7.1, no Tax Indemnitee shall be required to disclose to the Lessee or to permit the Lessee to examine any Federal, state or local income tax returns of such Tax Indemnitee for any taxable year.

         7.2      General Indemnification and Waiver of Certain Claims.

                  (a) Claims Defined. For the purposes of this Section 7.2, "Claims" shall mean any and all costs, expenses, liabilities, obligations, losses, damages, penalties, actions or suits or claims of whatsoever kind or nature (whether or not on the basis of negligence, strict or absolute liability or liability in tort or otherwise) which may be imposed on, incurred by, suffered by, or asserted against an Indemnified Person, as defined herein, or any Unit and, except as otherwise expressly provided in this Section 7.2, shall include, but not be limited to, all reasonable out-of-pocket costs, disbursements and expenses (including legal fees and expenses) imposed on, paid or incurred by an Indemnified Person in connection therewith or related thereto.

                  (b)  Indemnified  Person  Defined.  For the  purposes  of this
         Section 7.2, "Indemnified Person" means each Participant and its Affiliates, the Owner Trustee (both in its individual capacity and as Owner Trustee), the Indenture Trustee, and each of their respective directors, trustees, officers, employees, successors and permitted assigns, agents and servants, the Trust Estate and Indenture Estate (the respective directors, trustees, officers, employees, successors and permitted assigns, agents and servants of each Participant and its Affiliates, the Owner Trustee and the Indenture Trustee, as applicable, together with such Participant, the Owner Trustee and the Indenture Trustee, as the case may be, being referred to herein collectively as the "Related Indemnitee Group" of such Participant, the Indenture Trustee and the Owner Trustee, respectively).

                  (c) Claims Indemnified. Whether or not any Unit is accepted under the Lease, or a closing occurs with respect thereto, and subject to the exclusions stated in subsection (d) below, Lessee agrees to indemnify, protect, defend and hold harmless each Indemnified Person on an after-tax basis against Claims (whether or not such Indemnified Person shall be indemnified as to such Claim by any other Person) resulting from or arising out of:

                           (i) this Agreement or any other  Operative  Agreement
                  or any of the transactions contemplated hereby and thereby or the sale, ownership, lease, sublease, operation, possession, modification, improvement, abandonment, use, non-use, maintenance, sublease, substitution, control, repair, storage, transport, condition, titling, alteration, transfer or other application or disposition, return, replacement, overhaul, testing or registration of any Unit (including, without limitation, injury, death or property damage of passengers, shippers or others, Environmental Laws and all Claims arising out of the release of Hazardous Materials to the environment (including, without limitation, clean-up costs, response costs, costs of corrective actions and natural resource damages)) whether or not in compliance with the terms of the Lease;

                           (ii)  the   construction,   manufacture,   financing,
                  refinancing,   design,   purchase,   acceptance,    rejection,
                  installation, ownership, delivery, non-delivery or condition of any Unit (including, without limitation, latent and other defects, whether or not discoverable, and any claim for patent, trademark or copyright infringement);

              (iii) the initial  offer,  sale or  delivery of (x) the  Equipment
                Notes and (y) the Beneficial Interest;

                           (iv) any failure on the part of the Lessee to perform
                  or comply with any of the terms of the Operative Agreements to which it is a party, or any document, instrument agreement or contract entered into in relation hereto or otherwise in relation to the Equipment; and

                           (v) any Claims  regarding such  Indemnified  Person's
                  title to or interest in the Equipment or in any way relating to the Equipment.

                  (d) Claims Excluded. The Lessee shall not be required to indemnify any Indemnified Person pursuant to this Section 7.2 for :

                           (i) Claims with respect to any Unit to the extent attributable to acts or omissions or events occurring entirely after the last to occur of (w) the earlier to occur of the termination of the Lease with respect to such Unit or the expiration of the Lease Term, (x) the return of such Unit to the Lessor (it being understood that, so long as any Unit is in storage under Section 6.3 after the exercise of remedies pursuant to Section 15.4 of the Lease, the date of return thereof for the purpose of this clause (i) shall be the last day of the Storage Period, as the case may be), (y) the payment in full to the Lessor of all amounts owing under
                  Section 22.6 of the Lease and (z) the release of the Lien of the Indenture on such Unit (except to the extent the failure of release is attributable to an Indenture Event of Default not arising from a Lease Event of Default); and it being further understood that during any such storage period the Lessee takes responsibility only for its own acts, omissions, gross negligence or willful misconduct);

                           (ii) Claims which are Taxes, whether or not the Lessee is required to indemnify therefor under Section 7.1 hereof or the Tax Indemnity Agreement, it being understood that the Lessee's entire obligation with respect to Taxes and losses of tax benefits are fully set out in such Section 7.1 and the Tax Indemnity Agreement;

                           (iii) with respect to any particular Indemnified Person, Claims to the extent attributable to the gross negligence or willful misconduct (other than gross negligence or willful misconduct imputed as a matter of Law to such Indemnified Person solely by reason of its interest in the Equipment) of such Indemnified Person;

                           (iv) with respect to any particular Indemnified Person, Claims to the extent attributable to the incorrectness of any representation or warranty by such Indemnified Person in the Operative Agreements or any document or certificate executed in connection therewith;

                           (v) with respect to any particular Indemnified Person, Claims to the extent attributable to the failure by such Indemnified Person to perform or observe any agreement, covenant or condition required to be performed or observed by such Indemnified Person in any of the Operative Agreements including, without limitation, the covenant of the Indenture Trustee under Section 6.4; or

                           (vi) Claims to the extent  attributable to any offer,
                  sale or other disposition (voluntary or involuntary) by or on behalf of or for the account of (x) the Lessor of all or any part of its interest in the Equipment or (y) any other Indemnified Person of all or any part of such Indemnified Person's interest in the Equipment, the Trust Estate, the Indenture Estate, or in the Operative Agreements except, in the case of both clauses (x) or (y), (i) in connection with the exercise of remedies as a result, and during the continuance, of a Lease Event of Default under the Lease or
                  (ii) pursuant to the exercise by the Lessee of its purchase options or other rights under the Lease.

                  (e) Claims Procedure. An Indemnified Person shall, after obtaining knowledge thereof, promptly notify the Lessee of any Claim as to which indemnification is sought; provided, however, that the failure to give such notice shall not release the Lessee from any of its obligations under this Section 7.2 except to the extent such failure materially adversely affects the Lessee's ability to defend such claims. Subject to the provisions of the following paragraph, the Lessee shall at its sole cost and expense be entitled to control, and shall assume full responsibility for, the defense of such claim or liability; provided that the Lessee shall keep the Indemnified Person which is the subject of such proceeding fully apprised of the status of such proceeding and shall provide such Indemnified Person with all information with respect to such proceeding as such Indemnified Person shall reasonably request. Such Indemnified Person shall use reasonable efforts, to the extent practicable in connection with any investigation or defense which may be undertaken by the Lessee, not to interfere with any investigation or defense by the Lessee, and each Indemnified Person shall supply the Lessee with such information as is reasonably requested and shall cooperate with all reasonable requests of the Lessee in connection with such investigation or defense by the Lessee.

                           Notwithstanding any of the foregoing to the contrary, the Lessee shall not be entitled to control and assume responsibility for the defense of such claim or liability if (1) a Lease Event of Default shall have occurred and be continuing, (2) such proceeding will involve any material danger of the sale, forfeiture or loss of, or the creation of any Lien (other than any lien permitted under the Operative Agreements or a Lien which is adequately bonded to the satisfaction of such Indemnified Person) on, any Unit of Equipment, or any part of the Trust Estate or impairment of the Lien of the Indenture thereon, or in any manner interfere with or impair the payments made by the Lessee to the Indenture Trustee under the Operative Agreements, (3) in the good faith opinion of such Indemnified Person, there exists an actual or potential conflict of interest such that it is advisable for such Indemnified Person to retain control of such proceeding (including, without limitation, the failure of the Lessee to acknowledge its obligation to indemnify such Indemnified Person for the claims or liabilities which are the subject of such contest), or (4) such claim or liability involves the possibility of criminal sanctions or material civil liability to such Indemnified Person. In the circumstances described in clauses (1) through (4) of the preceding sentence, the Indemnified Person shall be entitled to control and assume responsibility for the defense of such claim or liability at the expense of the Lessee. In addition, any Indemnified Person may participate in any proceeding controlled by the Lessee pursuant to this
         Section 7.2, at such Indemnified Person's own expense in respect of any such proceeding as to which the Lessee shall have acknowledged in writing its obligation to indemnify the Indemnified Person pursuant to this Section 7.2, and at the expense of Lessee in respect of any such proceeding as to which the Lessee shall not have so acknowledged its obligation to the Indemnified Person pursuant to this Section 7.2. Lessee may in any event participate in all such proceedings at its own cost.

                  (f) Subrogation. If a Claim indemnified by the Lessee under this Section 7.2 is paid in full by the Lessee, the Lessee shall be subrogated to the extent of such payment to the rights and remedies of the Indemnified Person on whose behalf such Claim was paid with respect to the transaction or event giving rise to such Claim. So long as no Lease Event of Default shall have occurred and be continuing, should an Indemnified Person receive or at such time be retaining any refund, in whole or in part, with respect to any Claim paid by the Lessee hereunder, it shall promptly pay over the amount refunded (but not in excess of the amount the Lessee has paid in respect of such Claim paid or payable by such Indemnified Person on account of such refund) to the Lessee; provided, however, that if a Lease Event of Default exists and is continuing, such refund shall be held by such Indemnified Person until such Lease Event of Default is cured; provided, further, that when such Lease Event of Default is cured such refund will be paid to Lessee in accordance with the provisions of this subsection (f).

                  (g) Waiver of Certain Claims. The Lessee hereby waives and releases any Claim now or hereafter existing against any Indemnified Person arising out of death or personal injury to personnel of the Lessee, loss or damage to property of the Lessee, or the loss of use of any property of the Lessee, which may result from or arise out of the condition, use or operation by the Lessee of the Equipment during the Lease Term, including without limitation any latent or patent defect whether or not discoverable.

                  (h) No Guaranty. The general indemnification provisions of this Section 7.2 do not constitute a guaranty by the Lessee that the principal of, interest on or any amounts payable with respect to the Equipment Notes will be paid.


SECTION 8.        LESSEE'S RIGHT OF QUIET ENJOYMENT

         Each party to this Agreement acknowledges notice of, and consents in all respects to, the terms of the Lease, and expressly agrees that with respect to the Lease, so long as no Lease Event of Default has occurred and is continuing thereunder, it or any Person acting on its authority, shall not, through its or any such Person's actions or inactions, interfere with Lessee's rights under the Lease, including, without limitation, the right to possession, use and quiet enjoyment by Lessee or any permitted sublessee of the Equipment leased thereunder.

SECTION 9.        SUCCESSOR INDENTURE TRUSTEE

                  (a) In the event that the Indenture Trustee gives notice of its resignation pursuant to Section 8.02 of the Trust Indenture, a successor Indenture Trustee shall be appointed pursuant to said Section 8.02.

                  (b) In the event that either the Owner Trustee or the Lessee obtains actual knowledge of the existence of any of the grounds for removal of the Indenture Trustee set forth in Section 8.02 of the Indenture, the Owner Trustee or the Lessee, as the case may be, shall promptly notify the other by telephone, confirmed in writing and the parties entitled to act promptly thereafter may remove the Indenture Trustee and appoint a successor Indenture Trustee.

SECTION 10.  MISCELLANEOUS

         10.1     Consents.

         Each Owner Participant covenants and agrees that it shall not unreasonably withhold its consent to any consent requested of the Owner Trustee under the terms of the Operative Agreements that by its terms is not to be unreasonably withheld by the Owner Trustee.

         10.2     Amendments and Waivers.

         Except as otherwise provided in the Indenture, no term, covenant, agreement or condition of this Agreement may be terminated, amended or compliance therewith waived (either generally or in a particular instance, retroactively or prospectively) except by an instrument or instruments in writing executed by each party against which enforcement of the termination, amendment or waiver is sought. Each of the Lenders agrees that the provisions of
Section 6.7 may be amended or waived on behalf of each Lender by a vote of Majority in Interest.

         10.3     Notices.

         Unless otherwise expressly specified or permitted by the terms hereof, all communications and notices provided for herein shall be in writing or by a telecommunications device capable of creating a written record, and any such notice shall become effective (a) upon personal delivery thereof, including, without limitation, by express mail or courier service, (b) in the case of notice by United States mail, certified or registered, postage prepaid, return receipt requested, upon receipt thereof, or (c) in the case of notice by such a telecommunications device, upon transmission thereof, provided such transmission is promptly confirmed by any of the methods set forth in clauses (a) or (b) above or this clause (c), in each case addressed to each party hereto at its address set forth below or, in the case of any such party hereto, at such other address as such party may from time to time designate by written notice to the other parties hereto:

If to the Lessee: Birmingham Steel Corporation
                           1000 Urban Center Drive, Suite 300
                           Birmingham, Alabama  35242-2516
                           Attention:       Vice President and Treasurer
                           Telephone:       (205) 970-1200
                           Facsimile:       (205) 970-1353

If to the Owner
Trustee:                   PNC Bank, Kentucky, Inc.
                           Citizen Plaza
                           Louisville, Kentucky  40296
                           Attention:       Corporate Trust Department
                           Telephone:       (502) 581-3200
                           Facsimile:       (502) 581-2705

with a copy to:            the Owner Participants at the addresses set forth
                           below

If to the Owner
Participants:              NationsBank, National Association
                           c/o NationsBanc Leasing Corporation
                           NationsBank Plaza
                           101 South Tryon Street
                           NC1-002-38-20
                           Charlotte, North Carolina  28255
                           Attention:       Manager of Corporate Lease
                                            Administration
                           Telephone:       (704) 386-8234
                           Facsimile:       (704) 386-0892

                           AmSouth Leasing, Ltd.
                           c/o AmSouth Leasing Corporation
                           AmSouth Sonat Tower
                           1900 Fifth Avenue North, 8th Floor
                           Birmingham, Alabama  35203
                           Attention:       President
                           Telephone:       (205) 326-5780
                           Facsimile:       (205) 307-4124

If to the Indenture
Trustee:                   First Union National Bank
                           230 South Tryon Street, 9th Floor
                           Charlotte, North Carolina  28288-1179
                           Attention:  Corporate Trust Department
                           Telephone:       (704) 383-5272
                           Facsimile:       (704) 383-7316

If to any Lender, at the address of such Lender set forth on Schedule 2 of this Agreement hereto.

         10.4     No Guarantee of Debt.

         Nothing contained herein or in the Lease, the Indenture, the Trust Agreement, Tax Indemnity Agreement or the other Operative Agreements or in any certificate or other statement delivered by the Lessee in connection with the transactions contemplated hereby shall be deemed to be (a) a guarantee by the Lessee to the Owner Trustee, the Owner Participants, the Indenture Trustee or the Lenders that the Equipment will have any residual value or useful life, or
(b) a guarantee by the Indenture Trustee or the Lessee of payment of the principal of, Make-Whole Amount, if any, or interest on, or any other amounts payable with respect to, the Equipment Notes.

         10.5     Successors and Assigns.

         This Agreement shall be binding upon and shall inure to the benefit of, and shall be enforceable by, the parties hereto and their respective successors and permitted assigns including each successive holder of the Beneficial Interest permitted under Section 6.1 hereof and, subject to Section 7.1(d) hereof, each successive holder of any Equipment Note issued and delivered pursuant to this Agreement or the Indenture. Except as expressly provided herein or in the other Operative Agreements, no party hereto may assign its interests herein without the consent of the other parties hereto.

         10.6     Business Day.

         Notwithstanding anything herein or in any other Operative Agreement to the contrary, if the date on which any payment is to be made pursuant to this Agreement or any other Operative Agreement is not a Business Day, the payment otherwise payable on such date shall be payable on the next succeeding Business Day with the same force and effect as if made on such succeeding Business Day and (provided such payment is made on such succeeding Business Day) no interest shall accrue on the amount of such payment from and after such scheduled date to the time of such payment on such next succeeding Business Day.

         10.7     GOVERNING LAW.

         THIS AGREEMENT SHALL BE IN ALL RESPECTS GOVERNED BY AND CONSTRUED IN ACCORDANCE WITH THE LAWS OF THE STATE OF NEW YORK INCLUDING ALL MATTERS OF CONSTRUCTION, VALIDITY AND PERFORMANCE; PROVIDED, HOWEVER, THAT THE PARTIES HERETO SHALL BE ENTITLED TO ALL RIGHTS CONFERRED BY ANY APPLICABLE FEDERAL STATUTE, RULE OR REGULATION.

         10.8     Severability.

         Whenever possible, each provision of this Agreement shall be interpreted in such manner as to be effective and valid under applicable Law, but if any provision of this Agreement shall be prohibited by or invalid under the Laws of any applicable jurisdiction, such provision, as to such jurisdiction, shall be, to the extent permitted by Law, ineffective to the extent of such prohibition or invalidity, without invalidating the remainder of such provision or the remaining provisions of this Agreement in such jurisdiction or in any other jurisdiction.

         10.9     Counterparts.

         This Agreement may be executed in any number of counterparts, each executed counterpart constituting an original but all together only one Agreement.

         10.10    Headings and Table of Contents.

         The headings of the Sections of this Agreement and the Table of Contents are inserted for purposes of convenience only and shall not be construed to affect the meaning or construction of any of the provisions hereof.

         10.11    Limitations of Liability.

                  (a)  Liabilities  of Trustees  and  Participants.  Neither the
         Indenture Trustee, the Owner Trustee nor any Participant shall have any obligation or duty to the Lessee, to any other Participant or to others with respect to the transactions contemplated hereby, and neither the Indenture Trustee, the Owner Trustee nor any Participant shall be liable for performance by any other party hereto of such other party's obligations or duties hereunder, except those obligations or duties of such Participant, the Owner Trustee or the Indenture Trustee expressly set forth in this Agreement and the other Operative Agreements. Without limitation of the generality of the foregoing, under no circumstances whatsoever shall the Indenture Trustee or any Participant be liable to the Lessee for any action or inaction on the part of the Owner Trustee or the Indenture Trustee in connection with the transactions contemplated herein, whether or not such action or inaction is caused by willful misconduct or gross negligence of the Owner Trustee or the Indenture Trustee unless such action or inaction is at the direction of the Indenture Trustee or any Participant, as the case may be, and such direction is expressly permitted hereby or by any other Operative Agreement.

                  (b) No Recourse to the Owner Trustee. It is expressly understood and agreed by and between the Owner Trustee, the Lessee, the Owner Participants, the Indenture Trustee and the Lenders, and their respective successors and permitted assigns that, subject to the proviso contained in this Section 10.11(b), all representations, warranties and undertakings of the Owner Trustee hereunder shall be binding upon the Owner Trustee, only in its capacity as Owner Trustee under the Trust Agreement, and (except as expressly provided herein) the Owner Trustee shall not be liable in its individual capacity for any breach thereof, except for its gross negligence or willful misconduct, or for breach of its covenants, representations and warranties contained herein, except to the extent covenanted or made in its individual capacity; provided, however, that nothing in this
         Section 10.11(b) shall be construed to limit in scope or substance those representations and warranties of the Owner Trustee made expressly in its individual capacity set forth herein. The term "Owner Trustee" as used in this Agreement shall include any successor trustee under the Trust Agreement, or the Owner Participants if the trust created thereby is revoked.

         10.12    Confidentiality.

         Each Owner Participant, the Owner Trustee, the Indenture Trustee and each Lender shall use reasonable efforts to maintain in confidence and not disclose to any Person any non-public information furnished to it by or on behalf of the Lessee pursuant to any of the Operative Agreements that is proprietary in nature and that was clearly marked or labeled or otherwise adequately identified when received by such Person as being confidential information of the Lessee ("Confidential Information") without the prior consent of the Lessee, except (a) as required by Law or any Tribunal, (b) to the extent that such Confidential Information is publicly available, (c) where such Confidential Information was previously known to such Owner Participant, the Owner Trustee, the Indenture Trustee or such Lender, as the case may be, free of any obligation to keep such information confidential, or such Confidential Information is or becomes available to such Owner Participant, the Owner Trustee, the Indenture Trustee or such Lender, as the case may be, on a non-confidential basis from a source other than the Lessee or its agents or advisors, (d) as disclosure to third parties (including courts of competent jurisdiction) in connection with any litigation or in response to any order, decree, judgment, subpoena, notice of discovery or similar ruling or pleading,
(e) as part  of its  normal  reporting  or  review  procedure  to its  auditors, regulators, parent company or affiliates, provided that such auditor, parent company, or affiliate agree to treat the Confidential Information in accordance with the provisions of this Section 10.12, (f) to the extent necessary to obtain appropriate insurance, to its insurance agent, provided, that prior to such disclosure, such agent shall sign a confidentiality agreement binding the agent to provisions substantially the same as the provisions of this Section 10.12,
(g) in the case of the Indenture Trustee and such Lender to the extent required to avoid subjecting either the Indenture Trustee or such Lender to the risk of civil liability or breach of fiduciary duty as evidenced by an opinion of counsel to such Person to such effect (a copy of which opinion, addressed only to the Indenture Trustee and/or such Lender, as applicable shall be delivered to the Lessee), (h) such Person's directors, trustees, officers, employees, agents and attorneys (to the extent such disclosure reasonably relates to the administration of its investment or other role in the Overall Transaction), (i) any other party to this Agreement, (j) any institutional investor to which the holder of a Beneficial Interest or the holder of an Equipment Note sells or offers to sell such Beneficial Interest or Equipment Note or any part thereof or any participation therein (if such Person has agreed in writing prior to its receipt of such Confidential Information to be bound by the provisions of this
Section 10.12), (k) any Person from which the holder of a Beneficial Interest or the holder of an Equipment Note offers to purchase any security of the Lessee (if such Person has agreed in writing prior to its receipt of such Confidential Information to be bound by the provisions of this Section 10.12), (l) the National Association of Insurance Commissioners or any similar organization, or any nationally recognized rating agency that requires access to information about any Lender's investment portfolio, or (m) in order to enforce such Person's rights and perform its obligations pursuant to the Operative Agreements. The obligations of the Owner Participant, the Owner Trustee, the Indenture Trustee or such Lender under this Section 10.12 shall survive the termination of the Operative Agreements and the payment of the Equipment Notes and all other amounts payable hereunder.

         10.13    Survival of Indemnities.

         Notwithstanding anything in this Agreement or in any other document or agreement to the contrary, any indemnity provided by any Person hereunder or in any other Operative Agreement shall survive the termination of this Agreement, the Lease and any other Operative Agreement on the terms and conditions, and subject to the exclusions, provided therein.


         [The remainder of this page has been left blank intentionally.]

         IN WITNESS WHEREOF, the parties hereto have caused this Participation Agreement to be executed and delivered, all as of the date first above written.

Lessee:                                     BIRMINGHAM STEEL CORPORATION

                                            By:/s/James F. Tierney
                                            Name: James F. Tierney
                                            Title: Treasurer


Owner Trustee:                              PNC BANK, KENTUCKY, INC.,
                                            not in its individual capacity
                                            except as otherwise expressly
                                            provided herein but solely as Owner
                                            Trustee

                                            By:/s/W. Michael Hanks
                                            Name: W. Michael Hanks
                                            Title:Vice President


Owner Participants:                         NATIONSBANK, NATIONAL ASSOCIATION

                                            By:/s/M. Randall Ross
                                            Name: M. Randall Ross
                                            Title:Senior Vice President


                                            AMSOUTH LEASING, LTD.
                                            By: AmSouth Leasing Corporation,
                                            General Partner

                                            By:/s/Charles F. Kiser
                                            Name: Charles F. Kiser
                                            Title:President


Indenture Trustee:                          FIRST UNION NATIONAL BANK

                                            By:/s/Robert Ashbaugh
                                            Name: Robert Ashbaugh
                                            Title:Vice President

Lenders:                                    THE MINNESOTA MUTUAL LIFE INSURANCE
                                            COMPANY

                                            By:  MIMLIC Asset Management Company

                                            By:/s/Lynne M. Mills
                                            Name: Lynne M. Mills
                                            Title: Vice President


                                            FARM BUREAU LIFE INSURANCE COMPANY
                                            OF MICHIGAN

                                            By:  MIMLIC Asset Management Company

                                            By:/s/Lynne M. Mills
                                            Name: Lynne M. Mills
                                            Title: Vice President


                                            COLUMBIAN MUTUAL LIFE INSURANCE
                                            COMPANY

                                            By:  MIMLIC Asset Management Company

                                            By:/s/Lynne M. Mills
                                            Name: Lynne M. Mills
                                            Title: Vice President


                                            THE CATHOLIC AID ASSOCIATION

                                            By:  MIMLIC Asset Management Company

                                            By:/s/Lynne M. Mills
                                            Name: Lynne M. Mills
                                            Title: Vice President


                                           PIONEER MUTUAL LIFE INSURANCE COMPANY

                                            By:  MIMLIC Asset Management Company

                                            By:/s/Steven Laude
                                            Name: Steven Laude
                                            Title: Vice President


                                            COLORADO BANKERS LIFE INSURANCE
                                            COMPANY

                                            By:  MIMLIC Asset Management Company

                                            By:/s/Steven M. Laude
                                            Name: Steven M. Laude
                                            Title: Vice President


                                            PROTECTED HOME MUTUAL LIFE
                                            INSURANCE COMPANY

                                            By:  MIMLIC Asset Management Company

                                            By: /s/Steven M. Laude
                                            Name: Steen Laude
                                            Title: Vice President


                                            TEACHERS INSURANCE AND ANNUITY
                                            ASSOCIATION OF AMERICA

                                            By: Mary Elizabeth Brennan

                                            By:/s/ Mary Elizabeth Brennan
                                            Name: Mary Elizabeth Brennan
                                            Title: Director-Private Placements


                                            PHOENIX HOME LIFE MUTUAL
                                            INSURANCE COMPANY

                                            By: Laurence P. Fleming

                                            By:/s/Laurence P. Fleming
                                            Name: Laurence P. Fleming
                                            Title: Vice President


                                            ALEXANDER HAMILTON LIFE INSURANCE
                                            COMPANY OF AMERICA

                                            By:Robert E. Whalen, II

                                            By:/s/Robert E. Whalen, II
                                            Name: Robert E. Whalen, II
                                            Title:Second Vice President


                                           CHUBB COLONIAL LIFE INSURANCE COMPANY

                                            By: John C. Ingram

                                            By:/s/John C. Ingram
                                            Name: John C. Ingram
                                            Title: Senior Vice President

Exhibit 10.2



--------------------------------------------------------------------------------

                            EQUIPMENT LEASE AGREEMENT
                        (Birmingham Steel Trust No. 97-1)


                         Dated as of September 30, 1997


                                     Between

                            PNC BANK, KENTUCKY, INC.,
                      not in its individual capacity except
                        as expressly provided herein but
                            solely as Owner Trustee,
                                     Lessor

                                       and

                          BIRMINGHAM STEEL CORPORATION,
                                     Lessee


                               Melt Shop Equipment


--------------------------------------------------------------------------------

         CERTAIN OF THE RIGHT, TITLE AND INTEREST OF LESSOR IN AND TO THIS LEASE, THE EQUIPMENT COVERED HEREBY AND THE RENT DUE AND TO BECOME DUE HEREUNDER HAVE BEEN ASSIGNED AS COLLATERAL SECURITY TO, AND ARE SUBJECT TO A SECURITY INTEREST IN FAVOR OF FIRST UNION NATIONAL BANK, NOT IN ITS INDIVIDUAL CAPACITY BUT SOLELY AS INDENTURE TRUSTEE UNDER A TRUST INDENTURE AND SECURITY AGREEMENT (BIRMINGHAM STEEL TRUST NO. 97-1), DATED AS OF SEPTEMBER 30, 1997 BETWEEN SAID INDENTURE TRUSTEE, AS SECURED PARTY, AND LESSOR, AS DEBTOR. INFORMATION CONCERNING SUCH SECURITY INTEREST MAY BE OBTAINED FROM THE INDENTURE TRUSTEE AT ITS ADDRESS SET FORTH IN SECTION 20 OF THIS LEASE. SEE SECTION 24.2 FOR INFORMATION CONCERNING THE RIGHTS OF THE HOLDER OF THE CHATTEL PAPER ORIGINAL COPY HEREOF AND THE HOLDERS OF THE VARIOUS OTHER COUNTERPARTS HEREOF.

--------------------------------------------------------------------------------

                                TABLE OF CONTENTS

                                                                            Page

Section 1. Definitions.........................................................1
Section 2. Acceptance and Leasing of Equipment.................................1
Section 3. Term and Rent.......................................................1
         3.1 Lease Term........................................................1
         3.2 Basic Rent........................................................2
         3.3 Supplemental Rent.................................................2
         3.4 Manner of Payments................................................2
         3.5 Minimum Rent......................................................3

Section 4. Retention of Title; Equipment Identification; Certain Designations..3
         4.1 Retention of Title................................................3
         4.2 Equipment Identification..........................................3
         4.3 Certain Designations..............................................3

Section 5. Disclaimer of Warranties............................................3

Section 6. Return of Equipment; Condition of Equipment; Storage; Delivery to
           Third Party Purchasers..............................................4
         6.1 Return............................................................4
         6.2 Condition of Equipment............................................5
         6.3 Storage...........................................................5

Section 7. Liens...............................................................5

Section 8. Maintenance and Operation; Possession and Use.......................6
         8.1 Maintenance and Operation.........................................6
         8.2 Possession and Use................................................6

Section 9. Modifications.......................................................7
         9.1 Required Modifications............................................7
         9.2 Optional Modifications............................................7
         9.3 Replacement of Parts..............................................7

Section 10. Right of Termination...............................................8
         10.1 Termination Process..............................................8
         10.2 Bid Solicitation Process.........................................9

Section 11. Loss, Destruction, Requisition, Etc................................9
         11.1 Event of Loss....................................................9
         11.2 Replacement or Payment upon Event of Loss........................9
         11.3 Basic Rent Termination..........................................10
         11.4 Disposition of Equipment; Replacement of Equipment..............11
         11.5 Eminent Domain..................................................12
         11.6 Lease Event of Default..........................................12

Section 12. Insurance.........................................................12
         12.1 Property Damage and Public Liability Insurance..................12
         12.2 Proceeds of Property Insurance..................................13
         12.3 Additional Insurance............................................14

Section 13. Lessor's Inspection Rights........................................14

Section 14. Lease Events of Default...........................................14

Section 15. Remedies..........................................................15
         15.1 Remedies........................................................15
         15.2 Cumulative Remedies.............................................17
         15.3 No Waiver.......................................................18
         15.4 Lessee's Duty to Return Equipment Upon a Lease Event of Default.18

Section 16. Further Assurances................................................18
         16.1 Further Assurances..............................................18
         16.2 Expenses........................................................18

Section 17. Lessor's Right to Perform.........................................19

Section 18. Assignment by Lessor..............................................19

Section 19. Net Lease, Etc....................................................19

Section 20. Notices...........................................................20

Section 21. Assignment; Sublease..............................................22

Section 22. Purchase Option; Renewal Option; Return Option....................23
         22.1 Election by Lessee..............................................23
         22.2 Purchase Option.................................................23
         22.3 Renewal Options.................................................24
         22.4 Appraisal.......................................................24
         22.5 Stipulated Loss Value During Renewal Term.......................25
         22.6 Early Buy-Out Purchase Option...................................25

Section 23. Limitation of Lessor's Liability..................................26

Section 24. Miscellaneous.....................................................27
         24.1 Governing Law; Severability.....................................27
         24.2 Execution in Counterparts.......................................27
         24.3 Headings and Table of Contents:  Section References.............27
         24.4 Successors and Assigns..........................................27
         24.5 True Lease......................................................27
         24.6 Amendments and Waivers..........................................28
         24.7 Business Days...................................................28
         24.8 Directly or Indirectly..........................................28
         24.9 Incorporation by Reference......................................28
         24.10 Uniform Commercial Code........................................28
         24.11 Determination of Fair Market Sales Value.......................28

                            EQUIPMENT LEASE AGREEMENT
                        (Birmingham Steel Trust No. 97-1)


         This EQUIPMENT LEASE AGREEMENT (Birmingham Steel Trust No. 97-1), dated as of September 30, 1997 (as amended, modified, supplemented, restated and/or replaced from time to time, the "Lease"), between PNC BANK, KENTUCKY, INC., a bank organized and existing under the laws of the Commonwealth of Kentucky, not in its individual capacity except as expressly provided herein, but solely as Owner Trustee (together with its successors and permitted assigns hereunder, the "Lessor") and BIRMINGHAM STEEL CORPORATION, a Delaware corporation (together with its successors and permitted assigns hereunder, the "Lessee").


                              W I T N E S S E T H :

Section 1.        Definitions.

         Unless the context otherwise requires, all capitalized terms used herein without definition shall have the respective meanings set forth in Appendix A hereto for all purposes of this Lease.

Section 2.        Acceptance and Leasing of Equipment.

         Lessor hereby agrees (subject to satisfaction or waiver of the conditions set forth in Sections 4.1 and 4.2 of the Participation Agreement), simultaneously with the delivery of each Unit to Lessor and acceptance thereof by Lessor, to accept delivery of such Unit, as evidenced by the execution and delivery by Lessor of a Certificate of Acceptance with respect to such Unit and thereafter to lease such Unit to Lessee hereunder, and Lessee hereby agrees (subject to satisfaction or waiver of the conditions set forth in Section 4.3 of the Participation Agreement) to lease such Unit hereunder from Lessor, as evidenced by the execution and delivery by Lessee and Lessor of a Lease Supplement covering such Unit. Lessor hereby authorizes one or more employees of Lessee to act on behalf of Lessor as its authorized representative or representatives to accept delivery of each Unit, to execute and deliver such Certificate of Acceptance, all in accordance with Section 2.3(b) of the Participation Agreement. Lessee hereby agrees that such acceptance of delivery by such representative or representatives on behalf of Lessor shall, without further act, irrevocably constitute acceptance by Lessee of such Unit for all purposes of this Lease.

Section 3.        Term and Rent.

         3.1      Lease Term.

         The basic term of this Lease (the "Basic Term") for all Units shall commence on the Basic Term Commencement Date and, subject to earlier termination pursuant to Sections 10, 11, 15 and 22.6 shall expire at 11:59 P.M. (New York City time) on the Basic Term Expiration Date. Subject and pursuant to Section 22.3, Lessee may elect one or more Renewal Terms for all, but not less than all, the Equipment.

         3.2      Basic Rent.

         Lessee hereby agrees to pay Lessor as Basic Rent for each Unit throughout the Basic Term Basic Rent in consecutive installments payable in arrears on each Payment Date during the Basic Term. Each such payment of Basic Rent shall be in an amount equal to the product of the Equipment Cost for such Unit multiplied by the Basic Rent percentage for such Unit set forth opposite such Payment Date on Schedule 2 to the Lease Supplement. Such Schedule 2 is incorporated herein by reference.

         3.3      Supplemental Rent.

         Lessee hereby agrees for the duration of the Lease Term to pay to Lessor, or to whomsoever shall be entitled thereto, any and all Supplemental Rent, promptly as the same shall become due and owing, or where no due date is specified, promptly after demand by the Person entitled thereto, and in the event of any failure on the part of Lessee to pay any Supplemental Rent, Lessor shall have all rights, powers and remedies provided for herein or by Law or equity or otherwise as in the case of nonpayment of Basic Rent. Lessee will also pay, as Supplemental Rent, (a) on demand, to the extent permitted by applicable Law, an amount equal to interest at the applicable Late Rate on any part of any installment of Basic Rent not paid when due for any period for which the same shall be overdue and on any payment of Supplemental Rent not paid when due or demanded, as the case may be, for the period from such due date or demand until the same shall be paid, (b) in the case of a prepayment or acceleration of the Equipment Notes as a result of the termination of this Lease with respect to any Unit pursuant to Section 10 or otherwise, on the date of such prepayment or acceleration, an amount equal to the Make-Whole Amount, if any, payable in respect of the principal amount of each Equipment Note being prepaid or accelerated and (c) in the case of a prepayment of the Equipment Notes as a result of the exercise of the early buyout option pursuant to Section 22.6, on the date of such prepayment, an amount equal to the Make-Whole Amount, if any, payable in respect of the principal amount of each Equipment Note being prepaid as a result of such exercise.

         3.4      Manner of Payments.

         All Rent (other than Supplemental Rent payable to Persons other than Lessor, which shall be payable to such other Persons in accordance with written instructions furnished to Lessee by such Persons, as otherwise provided in any of the Operative Agreements or as required by Law) shall be paid by Lessee to Lessor at its office at Citizens Plaza, Louisville, Kentucky 40296, Attention:
Corporate Trust Administration (Birmingham Steel Trust No. 97-1), or at such other location in the United States of America as Lessor may otherwise direct from time to time. All Rent shall be paid by Lessee in funds consisting of lawful currency of the United States of America, which shall be immediately available to the recipient not later than 12:00 noon (New York City time) on the date of such payment. Notwithstanding the foregoing, so long as the Indenture shall not have been discharged pursuant to the terms thereof, Lessor hereby directs, and Lessee agrees, that all Rent (excluding Excepted Property) payable to Lessor and assigned to the Indenture Trustee shall be paid directly to the Indenture Trustee at the times and in funds of the type specified in this
Section 3.4 at the office of the Indenture Trustee at First Union National Bank, 230 South Tryon Street, 9th Floor, Charlotte, North Carolina 28288-1179 ABA#:
053000219, Acct. #:465946, Ref: Birmingham Steel (1076000704), Attn: Corporate Trust Department, or at such other location in the United States of America as the Indenture Trustee may otherwise direct from time to time.

         3.5      Minimum Rent.

         Section 6.8 of the Participation Agreement is incorporated herein by reference.

Section 4.   Retention of Title; Equipment Identification; Certain Designations.

         4.1      Retention of Title.

         Lessor shall and hereby does retain full legal title to and beneficial ownership of the Equipment notwithstanding the delivery to and possession and use of the Equipment by Lessee hereunder or any sublessee under any sublease permitted hereby.

         4.2      Equipment Identification.

         Lessee (at its cost and expense) will upon the request of the Lessor at any time during the Lease Term cause any or all of the Equipment to be labeled for the remainder of the Lease Term as "The property of PNC BANK, KENTUCKY, INC., as Owner Trustee, and subject to a lien and security interest in favor of FIRST UNION NATIONAL BANK, as Indenture Trustee" and upon completion of such labeling, provide Lessor with a certificate of an authorized representative of the Lessee certifying that such request has been satisfied; provided, however, that Lessor shall supply Lessee with all labels to be placed on the Equipment. All other costs associated with such labeling shall be the responsibility of the Lessee.

         4.3      Certain Designations.

         Lessee may cause the Units of Equipment to be lettered with the names or initials or other insignia customarily used by Lessee or any permitted sublessee or any of their respective Affiliates for convenience of identification of the right of any such Person to use the Units of Equipment.

Section 5.        Disclaimer of Warranties.

         Without waiving any claim Lessee may have against any seller, supplier, manufacturer, dealer or prior owner, LESSEE ACKNOWLEDGES AND AGREES THAT, (A) EACH UNIT OF EQUIPMENT IS OF A SIZE, DESIGN, CAPACITY AND MANUFACTURE SELECTED BY AND ACCEPTABLE TO LESSEE, (B) LESSEE IS SATISFIED THAT EACH UNIT OF EQUIPMENT IS SUITABLE FOR ITS PURPOSES, (C) NEITHER LESSOR NOR ANY OWNER PARTICIPANT IS A SELLER, SUPPLIER, MANUFACTURER OR DEALER IN PROPERTY OF SUCH KIND, (D) EACH UNIT OF EQUIPMENT IS LEASED HEREUNDER SUBJECT TO ALL APPLICABLE LAWS AND GOVERNMENTAL REGULATIONS NOW IN EFFECT OR HEREAFTER ADOPTED, AND (E) LESSOR LEASES AND LESSEE TAKES EACH UNIT OF EQUIPMENT "AS-IS", "WHERE-IS" AND "WITH ALL FAULTS", IN WHATEVER CONDITION IT MAY BE, AND LESSEE ACKNOWLEDGES THAT NEITHER LESSOR, AS LESSOR OR IN ITS INDIVIDUAL CAPACITY, NOR ANY OWNER PARTICIPANT MAKES NOR SHALL BE DEEMED TO HAVE MADE, AND EACH EXPRESSLY DISCLAIMS, ANY AND ALL RIGHTS OR CLAIMS AGAINST SUCH ENTITY, WARRANTIES OR REPRESENTATIONS EITHER EXPRESS OR IMPLIED, AS TO THE VALUE, CONDITION, FITNESS FOR ANY PARTICULAR PURPOSE, DESIGN, DURABILITY, OPERATION, MERCHANTABILITY THEREOF OR AS TO THE TITLE OF ANY UNIT OF EQUIPMENT, THE QUALITY OF THE MATERIAL OR WORKMANSHIP THEREOF OR CONFORMITY THEREOF TO SPECIFICATIONS, FREEDOM FROM PATENT, COPYRIGHT OR TRADEMARK INFRINGEMENT, THE ABSENCE OF ANY LATENT OR OTHER DEFECT, WHETHER OR NOT DISCOVERABLE, OR AS TO THE ABSENCE OF ANY OBLIGATIONS BASED ON STRICT LIABILITY IN TORT OR ANY OTHER EXPRESS OR IMPLIED REPRESENTATION OR WARRANTY WHATSOEVER WITH RESPECT THERETO, except that Lessor, in its individual capacity, represents and warrants that on the Closing Date, Lessor shall have received whatever title to the Equipment as was conveyed to Lessor by the applicable Seller and each Unit of Equipment will be free of Lessor's Liens attributable to Lessor in its individual capacity. Lessor hereby appoints and constitutes Lessee as agent for Lessor and attorney-in-fact during the Lease Term to assert and enforce, from time to time, in the name and for the account of Lessor and Lessee, as their interests may appear, but in all cases at the sole cost and expense of Lessee, whatever claims and rights Lessor may have as owner of the Equipment against any seller, supplier, manufacturer, dealer or prior owner thereof; provided, however, that if at any time a Lease Event of Default shall have occurred and be continuing, at Lessor's option, such power of attorney shall terminate, and Lessor may assert and enforce, at Lessee's sole cost and expense, such claims and rights. Any proceeds obtained by Lessee from the enforcement of such claims against any seller, supplier, or manufacturer shall be held by Lessee, and applied from time to time to the repair and maintenance of the Equipment, and any balance remaining held by Lessee and not supplied shall, at the expiration of the Lease Term, be paid over to Lessor or as it may otherwise direct; provided, however, that so long as a Lease Event of Default shall have occurred and be continuing, any such proceeds shall be paid to Lessor, subject to the provisions of Section 11.6. Lessee's delivery of a Lease Supplement shall be conclusive evidence as between Lessee and Lessor that all Units described therein are in all the foregoing respects satisfactory to Lessee.

Section 6. Return of Equipment; Condition of Equipment; Storage; Delivery to Third Party Purchasers.

         6.1      Return.

         On the Basic Term Expiration Date, the date of expiration of any applicable Renewal Term elected in accordance with Section 22.3 or the date specified for the delivery of the Equipment in connection with any exercise by Lessor of remedies under this Lease upon the occurrence of any Lease Event of Default and assuming Lessee has not purchased the Equipment for the account of Lessee in accordance with the terms of this Lease, Lessee shall, at its sole cost and expense, deliver possession of all the Equipment at a location mutually agreed to between the Lessee and the Lessor. Lessor may act on behalf of itself or through designated parties for purposes of Sections 6.1 through 6.3.

         6.2      Condition of Equipment.

         Each Unit on the Basic Term Expiration Date and immediately prior to its disassembly and delivery to Lessor pursuant to Section 6.1 shall be (a) in the condition specified in Sections 8.1 and 9.1, (b) capable of being immediately operated by any Person experienced in the operation of equipment similar to the Equipment without further repair, replacement, alteration or improvement and (c) free and clear of all Liens except Lessor's Liens. One copy of all logs, records, books and other materials relating to the maintenance of each Unit shall be made available to Lessor upon the delivery of such Unit. Prior to the end of the Lease Term, Lessor shall have the right to inspect (at its sole cost and expense) any Unit that is to be disassembled and delivered pursuant to Section 6.1 to ensure that such Unit is in compliance with the conditions set forth in this Section 6.2. Such inspections shall be during Lessee's normal business hours and upon reasonable prior notice to Lessee; provided, upon the occurrence and continuation of any Lease Default or Lease Event of Default, such right of inspection shall be unconditionally available to Lessor at any time and at the sole cost and expense of Lessee. Any such inspections shall be subject to Lessee's reasonable safety requirements.

         6.3      Storage.

         Lessee shall permit Lessor to store its respective Units intact, free of charge, at the facility of Lessee where such Units were last agreed to be located during the Lease Term for a period (the "Storage Period") beginning on the expiration date of the Lease Term and ending not more than 120 days thereafter. During the Storage Period, Lessee shall be responsible for such storage in respect of the stored Units, and at Lessee's sole cost and expense, Lessee shall maintain insurance in respect thereof in accordance with Section
12. During the Storage Period, Lessee will permit Lessor and any representative or representatives of any prospective purchaser or user of any Unit to inspect the same during Lessee's normal business hours; provided, that such inspection shall be subject to Lessee's reasonable safety requirements and arranged at a mutually convenient time (not unduly delayed from the time so requested) so as not to materially interfere with the normal conduct of Lessee's business. During the Storage Period Lessee will not relocate or disassemble the Equipment without the prior written consent of Lessor. Lessee shall not be required to store the Equipment after the Storage Period.

Section 7.        Liens.

         Lessee will not directly or indirectly create, incur, assume, permit or suffer to exist any Lien on or with respect to any Units or Lessee's leasehold interest therein under this Lease, except Permitted Liens, Lessor's Liens and Liens described in Section 6.4(a) of the Participation Agreement, and Lessee shall promptly, at its own expense, take such action or cause such action to be taken as may be necessary to duly discharge (by bonding or otherwise) any such Lien not excepted above if the same shall arise at any time.

Section 8.        Maintenance and Operation; Possession and Use.

         8.1      Maintenance and Operation.

         Lessee, at its own cost and expense, shall maintain, repair and keep each Unit, and shall operate each Unit (a) in good working order, repair and operating condition, in the repair and condition as when originally delivered to Lessor, ordinary wear and tear excepted, and in a manner consistent with maintenance practices used by Lessee in respect of equipment owned or leased by Lessee similar in type to such Unit, (b) in accordance with all insurance policies required to be maintained pursuant to Section 12, (c) in compliance with all Laws Lessee shall have expressly agreed to comply with herein and all other Laws the noncompliance with which (i) would interfere with or affect the payment of any Rent, the Lien of the Indenture, or the rights of the Owner Trustee hereunder or (ii) would involve any material danger of the sale, forfeiture or loss of the Equipment or expose the Owner Trustee, Owner Participants, Indenture Trustee, or Lenders to criminal prosecution or penalties or risk of material civil liability, (d) in a manner consistent with the manufacturer's requirements set forth in the manufacturer's manuals pertaining to such Unit and as otherwise may be required to enforce warranty claims, and
(e) in a manner consistent with prudent industry standards in respect of equipment similar in type to such Unit. In no event shall Lessee discriminate as to the use or maintenance of any Unit (including without limitation the periodicity of maintenance or record keeping in respect of such Unit) as compared to equipment of a similar nature which Lessee owns or leases. Lessee will maintain all records, logs and other materials required by relevant industry standards or any Governmental Authority having jurisdiction over the Units required to be maintained in respect of any Unit, all as if Lessee were the owner of such Units, regardless of whether any such requirements, by their terms, are nominally imposed on Lessee, Lessor or any Owner Participant.

         8.2      Possession and Use.

         Lessee shall be entitled to use of the Equipment only in the manner for which the Equipment was designed and intended and so as to subject the Equipment only to ordinary wear and tear. In no event shall Lessee make use of any Equipment (a) in any jurisdiction not included in the insurance coverage required by Section 12, (b) in any manner which invalidates any warranty coverage respecting any Equipment, (c) in any manner which violates any Laws Lessee shall have expressly agreed to comply with herein and all other Laws the noncompliance with which (i) would interfere with or affect the payment of any Rent, the Lien of the Indenture, or the rights of the Owner Trustee hereunder, or (ii) would involve any material danger of the sale, forfeiture or loss of the Equipment or expose the Owner Trustee, Owner Participants, Indenture Trustee, or Lenders to criminal prosecution or penalties or risk of material civil liability, or (d) in any manner which results at any time in an Environmental Violation. Upon Lessee obtaining knowledge or notice of any such Environmental Violation, Lessee shall provide Lessor with prompt written notice thereof and promptly take all reasonable actions to cure or eliminate such Environmental Violation.

Section 9.        Modifications.

         9.1      Required Modifications.

         In the event any Law or Governmental Authority having jurisdiction over any Unit requires that such Unit be altered, replaced or modified (a "Required Modification"), Lessee agrees to promptly (but in any event within the time period by which the Required Modification is required to be made) make such Required Modification at its own expense. Title to any Required Modification (upon completion thereof) shall immediately vest in Lessor without further act or payment.

         9.2      Optional Modifications.

         In addition to making Required Modifications, Lessee at any time may otherwise modify, alter or improve any Unit (an "Optional Modification"); provided, that no Optional Modification shall materially diminish the fair market value, utility, or remaining economic useful life of such Unit below the value, utility, or remaining economic useful life of such Unit immediately prior to such Optional Modification, assuming such Unit was then in the condition required to be maintained by the terms of this Lease. Title to any Optional Modification which is not readily removable without causing material damage to a Unit shall immediately vest in Lessor, and title to any other Optional Modification (a "Severable Modification") shall remain with Lessee. Lessee may remove (and, at Lessor's direction, will remove) any Severable Modification at Lessee's sole cost and expense. Lessee, at its sole cost and expense, shall repair any damage to any Unit caused by the installation and/or removal of any Severable Modification. If Lessor does not direct Lessee to remove a Severable Modification and Lessee does not elect to remove such Severable Modification, then Lessee shall return the Unit with such Severable Modification intact, in which case such Severable Modification shall be deemed to be a part of such Unit and title thereto shall immediately vest in Lessor without further act or payment.

         9.3      Replacement of Parts.

         Lessee will replace or cause to be replaced as promptly as practicable, and at its sole cost and expense, all Parts of any Unit which may from time to time become worn out, lost, stolen, destroyed, seized, confiscated, damaged beyond repair or permanently rendered unfit for use for any reason whatsoever except as otherwise provided herein. All replacement parts shall be free and clear of all Liens (except Permitted Liens), shall be in at least as good operating condition and have at least the same value, utility and remaining economic useful life as the Part being replaced and shall satisfy the requirements of Section 8.1. Title to all such replacement parts shall immediately vest in the Lessor without further act or payment, shall constitute Parts hereunder and shall immediately become subject to this Lease and shall be deemed part of the Unit to which such Part is attached for all purposes hereof to the same extent as the Parts originally comprising, or installed on, such Unit. The Parts replaced thereby shall become property of Lessee or its designee without further act or payment.

Section 10.       Right of Termination.

         10.1     Termination Process.

         To the extent no Lease Default or Lease Event of Default shall have occurred and be continuing and Lessee has determined that the Equipment is obsolete or surplus to its needs (as such determination shall be evidenced by a certificate executed by a Responsible Officer of Lessee), unless Lessee is terminating this Lease or purchasing the Equipment pursuant to Section 22 on the Basic Term Expiration Date or the expiration date of any Renewal Term (but only to the extent such expiration date shall occur on an annual anniversary of the Basic Term Commencement Date), Lessee may terminate this Lease respecting all, but not less than all, of the Equipment on any Payment Date occurring on or after the fifth annual anniversary of the Basic Term Commencement Date (any such Payment Date may be referred to herein as the "Termination Date") upon irrevocable written notice to Lessor given at least 120 days (but not more than 180 days) prior to the Payment Date designated for such early termination. Lessee may not exercise such early termination option respecting any Unit unless Lessee exercises such option respecting all Units at the same time. Lessee may exercise such early termination option to the extent the following conditions are met on the Termination Date: (a) Lessee arranges for the sale of all Equipment to one or more Third Party Purchasers, (b) each Third Party Purchaser pays Lessor the previously agreed purchase amount for such Equipment in good, immediately available funds consisting of lawful currency of the United States of America, (c) in the event that the aggregate Proceeds of Sale are less than the aggregate Stipulated Loss Value for such Equipment for such date, Lessee shall pay Lessor the difference between such aggregate Proceeds of Sale and the aggregate Stipulated Loss Value for such date, (d) Lessee shall pay all Basic Rent then due and owing, all Supplemental Rent then due and owing or accrued (including without limitation any Make-Whole Amount in respect of the principal amount of the Equipment Notes to be prepaid in accordance with Section 2.10(a) of the Indenture), (e) Lessee shall pay, or cause to be paid, all Sales Expenses associated with the sale of such Equipment and (f) Lessee shall deliver such Equipment to the applicable Third Party Purchaser in the condition required by
Section 6.2.  Upon receipt of all funds then due and owing to Lessor  hereunder,
(x) Lessor shall convey all right, title and interest of Lessor in and to such Equipment (including, without limitation, Lessor's rights in and to the Head Lease Documents, if applicable) to the applicable Third Party Purchaser on an "AS-IS", "WHERE-IS" and "WITH ALL FAULTS" basis without recourse to or representation or warranty by Lessor (except as to the absence of Lessor's Liens) and deliver a bill of sale reasonably necessary to transfer to the applicable Third Party Purchaser all of Lessor's right, title and interest in and to such Equipment and (y) to the extent the aggregate Proceeds of Sale exceed the aggregate Stipulated Loss Value for such Equipment for the Termination Date, Lessor shall retain such excess. At such time, Lessor will also request in writing that the Indenture Trustee execute and deliver to the applicable Third Party Purchaser an appropriate instrument releasing such Equipment from the Lien of the Indenture. Except as expressly provided in this
Section 10.1, Lessee may not early terminate this Lease.

         10.2     Bid Solicitation Process.

         During the period from the date of certification (referenced in the first parenthetical phrase to the first sentence of Section 10.1) to the Termination Date, Lessee, as agent for Lessor and at Lessee's sole cost and expense, shall use its reasonable best efforts to obtain bids from prospective Third Party Purchasers for the cash purchase of all of the Equipment, and Lessee shall promptly, and in any event at least five Business Days prior to the proposed date of sale, certify to Lessor in writing the amount and terms of each such bid and the name and address of the party submitting such bid. Lessor shall have the right (but not the obligation) to obtain bids for the purchase of all such Equipment, either directly or through agents other than Lessee, but shall be under no duty to solicit bids, inquire into the efforts of Lessee to obtain bids or otherwise take any action in connection with arranging such sale.

Section 11.       Loss, Destruction, Requisition, Etc.

         11.1     Event of Loss.

         In the event that any Unit (a) shall suffer damage, contamination, destruction or rendition of such Unit permanently unfit for normal use for any reason whatsoever, (b) shall suffer an actual or constructive total loss, (c) shall be permanently returned to the manufacturer or the vendor, (d) shall be prohibited from being used in the normal course of business by any Governmental Authority, (e) shall suffer theft or disappearance, (f) shall suffer any damage which results in an insurance settlement respecting such Unit on the basis of a total loss, (g) shall have title thereto taken or appropriated by any Governmental Authority under the power of eminent domain or otherwise, or (h) shall be taken, requisitioned, condemned, confiscated or seized for use by any Governmental Authority under the power of eminent domain or otherwise (any such occurrence being hereinafter called an "Event of Loss"), Lessee, in accordance with the terms of Section 11.2, shall give notice to Lessor of such Event of Loss.

         11.2     Replacement or Payment upon Event of Loss.

         Upon the  occurrence  of an Event of Loss  with  respect  to any  Unit,
Lessee shall within 30 days of such occurrence give Lessor notice of such occurrence and of its election to perform one of the following options and the contemplated date of performance of such option (it being agreed that if Lessee shall not have given notice of such election within 30 days after such occurrence, Lessee shall be deemed to have elected to perform the option set forth in the following paragraph (b)); provided, however that Lessee shall not have the option set forth in clause (b) below and shall comply with the requirements set forth in clause (a) below if (i) the failure to replace such Unit would reduce the aggregate Fair Market Sales Value of the Equipment not subject to such Event of Loss below the Fair Market Sales Value of such Equipment immediately prior to such Event of Loss (assuming such Equipment and the Unit suffering such Event of Loss was then in the condition required to be maintained by the terms of this Lease) and (ii) the exercise of such option would cause any of the remaining Units to be "limited use property" within the meaning of Rev. Proc. 76-30, 1976-2, C.B. 647; provided, further that notwithstanding any language to the contrary contained herein if (1) a Lease Event of Default or a Section 14(a), (b), (d) or (e) Lease Default shall have occurred and be continuing at any time from and including the date of occurrence of such Event of Loss to and including the date as of which Lessee has conveyed a Replacement Unit in accordance with 11.2(a), or (2) the insurance underwriter providing the coverages required by the terms of Section 12 of this Lease determines that all of the Equipment then subject to this Lease shall have suffered a total or constructive loss, Lessee shall perform the option set forth in the following paragraph (b):

         (a) Lessee shall comply with Section 11.4(b) and shall convey or cause to be conveyed to Lessor a Replacement Unit to be leased to Lessee hereunder, such Replacement Unit to be free and clear of all Liens (other than Permitted Liens) and to have a value, utility and remaining economic useful life at least equal to the Unit so replaced (assuming such Unit was then in the condition required to be maintained by the terms of this Lease); or

         (b) on the Payment Date next occurring after the notice given pursuant to the first sentence of this Section 11.2, Lessee shall pay or cause to be paid
(i) to Lessor (A) an amount equal to the Stipulated Loss Value of each such Unit suffering such occurrence determined as of such Payment Date and (B) all Basic Rent payable on such date and (ii) to the Persons (including without limitation Lessor) entitled thereto all other unpaid Supplemental Rent due on or before such Payment Date; it being understood that until all such amounts referenced in this Section 11.2(b) are paid in full, there shall be no abatement or reduction of Basic Rent.

         11.3     Basic Rent Termination.

         Upon the replacement of any Unit in compliance with Section 11.2 (a) or upon the payment of all sums required to be paid pursuant to Section 11.2 (b) in respect of any Unit for which Lessee has elected to pay (or is deemed to have elected to pay) the amounts specified in Section 11.2(b), the Lease Term with respect to such replaced or terminated Unit and the obligation to pay Basic Rent for such replaced or terminated Unit accruing subsequent to the date of conveyance of such Replacement Unit pursuant to Section 11.2(a) or the date of payment of all amounts due pursuant to Section 11.2(b), as the case may be, shall terminate; provided, that Lessee shall be obligated to pay all Rent in respect of such replaced or terminated Unit which has accrued up to and including the date of conveyance of such Replacement Unit pursuant to Section
11.2 (a) or the date of payment of all amounts due pursuant to Section 11.2 (b), as the case may be; provided, further, Lessee shall be obligated to pay Basic Rent regarding all Units remaining under the Lease (including without limitation each Replacement Unit) and such termination of the obligation to pay Basic Rent in respect of such replaced or terminated Unit shall not invalidate Lessee's continuing indemnity obligation with respect thereto. For the avoidance of doubt, it is agreed and understood that (A) if a Unit is replaced pursuant to
Section 11.2(a), all Basic Rent payments will continue to be made in the amounts and on the dates as were payable prior to such Unit having been replaced and (B) if Lessee shall have elected to pay the amounts specified in Section 11.2(b) in respect of any Unit or Units which are the subject of an Event of Loss, the reduction of the aggregate amount of Basic Rent for all Units due on each Payment Date caused by such payment shall be in an amount equal to the product of (x) the aggregate amount of Basic Rent for all Units due on each Payment Date immediately prior to such Event of Loss times (y) a fraction, the numerator of which is the Equipment Cost of such Unit or Units being terminated and the denominator of which is the aggregate Equipment Cost of all Units immediately prior to such Event of Loss and termination.

         11.4     Disposition of Equipment; Replacement of Equipment.

         (a) Upon  the  payment  of all sums  required  to be paid  pursuant  to
Section 11.2(b) in respect of any Unit, Lessor shall convey to Lessee or its designee all right, title and interest of Lessor in and to such Unit (including, without limitation, Lessor's rights in and to the Head Lease Documents with respect to such Unit), "AS-IS", "WHERE-IS" and "WITH ALL FAULTS", without recourse to or representation or warranty by Lessor, except for a warranty against Lessor's Liens, and shall execute and deliver to Lessee or its designee bills of sale to evidence such conveyance. As to each separate Unit so disposed of, Lessee or its designee shall be entitled to any amounts arising from such disposition, plus any awards, insurance or other proceeds and damages received by Lessee, Lessor or the Indenture Trustee by reason of such Event of Loss after having paid the Stipulated Loss Value attributable thereto and all other amounts of Rent then due and payable in respect thereof, provided, that if a Lease Event of Default or a Section 14(a), (b), (d) or (e) Lease Default shall have occurred and be continuing, the amounts referred to in this sentence which are payable to Lessee shall be paid to Lessor, and Lessor shall hold such amounts received as security for Lessee's obligations hereunder subject to the provisions of Section 11.6.

         (b) At the time of or prior to any replacement of any Unit, Lessee, at its sole cost and expense, will (i) furnish Lessor (or its designee) with a bill of sale with respect to the Replacement Unit pursuant to which Lessor shall receive good and marketable legal title with respect to such Replacement Unit,
(ii) cause a Lease Supplement substantially in the form of Exhibit A hereto, subjecting such Replacement Unit to this Lease, and duly executed by Lessee, to be delivered to Lessor for execution, (iii) so long as the Indenture shall not have been satisfied and discharged, cause an Indenture Supplement substantially in the form of Exhibit A to the Indenture for such Replacement Unit to be delivered to Lessor and to the Indenture Trustee for execution, (iv) furnish Lessor and the Indenture Trustee with an opinion of Lessee's counsel, to the effect that (x) the bill of sale referred to in clause (i) above constitutes an effective instrument for the conveyance of title to the Replacement Unit to Lessor (or such designee) and (y) all filings, recordings and other action necessary or appropriate to perfect and protect Lessor's interests in and Indenture Trustee's Lien on the Replacement Unit have been accomplished, (v) furnish to each Owner Participant an acknowledgment by Lessee, in form and substance satisfactory to each Owner Participant, that Lessee will indemnify each Owner Participant for any adverse tax consequences resulting from such replacement consistent with the provisions of the Tax Indemnity Agreement, and
(vi) furnish such other documents and evidence as any Owner Participant, Lessor or Indenture Trustee, or their respective counsel, may reasonably request in order to establish the consummation of the transactions contemplated by this
Section 11.4. For all purposes hereof, upon passage of title thereto to Lessor the Replacement Unit shall be deemed part of the property leased hereunder and the Replacement Unit shall be deemed a "Unit" of Equipment as defined herein with the same Equipment Cost as the Unit replaced thereby. Upon such passage of title, Lessor will (i) transfer to Lessee, without recourse or warranty (except as to Lessor's Liens), all Lessor's right, title and interest in and to the replaced Unit (and Lessor's rights in and to the Head Lease Documents with respect to such Unit, as applicable), and upon such transfer, Lessor will request in writing that the Indenture Trustee execute and deliver to Lessee an appropriate instrument releasing such replaced Unit from the Lien of the Indenture and (ii) so long as no Lease Event of Default or Section 14(a), (b),
(d) or (e) Lease Default shall have occurred and be continuing use reasonable efforts to sell and lease back such Replacement Unit to and from the Head Lessor in accordance with the terms and conditions of the Head Lease Documents and otherwise in a manner reasonably satisfactory to it.

         11.5     Eminent Domain.

         In the event that during the Lease Term the use of any Unit is requisitioned or taken by any Governmental Authority under the power of eminent domain or otherwise, Lessee's obligation to pay Basic Rent shall continue unless and until such requisition or taking constitutes an Event of Loss and such obligation shall be terminated in accordance with Section 11.3. Subject to the last sentence of this Section 11.5, Lessee shall be entitled to receive and retain for its own account all sums payable for any such period by such Governmental Authority as compensation for requisition or taking of possession. Subject to the last sentence of this Section 11.5, Lessor and/or the Indenture Trustee will pay to Lessee any amounts received by them in respect of any such requisition or taking of possession (other than amounts received from Lessee). If a Lease Event of Default shall have occurred and be continuing, any amounts payable to Lessee pursuant to this Section 11.5 shall be paid to or retained by Lessor, as the case may be, (or, so long as the Lien of the Indenture has not been discharged, the Indenture Trustee) and Lessor shall hold such amounts as security for Lessee's obligations hereunder subject to the provisions of Section 11.6.

         11.6     Lease Event of Default.

         Any amount referred to in Sections 5, 11.4(a), 11.5 or 12.2 which is to be held by Lessor subject to the provisions of this Section 11.6 shall be held by Lessor (or, so long as the Lien of the Indenture has not been discharged, the Indenture Trustee) as security for the obligations of Lessee under this Lease, and at such time as there shall not be continuing any such Lease Event of Default or Lease Default, as the case may be, such amount (unless theretofore otherwise applied to the obligations of Lessee hereunder) shall be paid over to Lessee.

Section 12.       Insurance.

         12.1     Property Damage and Public Liability Insurance.

         (a) Lessee will, at all times prior to the return of the Units to Lessor and, if applicable, during the Initial Storage Period, at its sole cost and expense, cause to be carried and maintained with Approved Insurers (i) physical damage insurance in respect of each Unit in an amount at any time not less than the Stipulated Loss Value for each such Unit at such time and (ii) public liability insurance for such Units with respect to third-party personal injury and property damage, and Lessee will continue to carry such insurance in such amounts and for such risks not less comprehensive in amounts and against risks customarily insured against by Lessee in respect of equipment owned or leased by it similar in type to the Equipment and in any event in an amount not less than $5,000,000 per occurrence. Any policies of insurance carried in accordance with this Section 12.1 and any policies taken out in substitution or replacement for any of such policies (A) shall provide that, if any such insurance is canceled, materially modified or terminated for any reason whatsoever, Lessor, the Indenture Trustee and each Owner Participant shall receive 30 days' prior notice of such cancellation, material modification or termination, and no such cancellation, material modification or termination shall be effective against such party until receipt of such notice, (B) shall name Lessor, as lessor of the Equipment, and the Indenture Trustee as loss payees and shall name each of the Additional Insured Parties as additional insureds, in each case as their interests may appear, (C) shall provide that no Additional Insured Party shall have any responsibility for any insurance premiums, whether for coverage before or after cancellation or termination of any such policies as to Lessee, (D) as to the public liability insurance referred to in this paragraph 12.1(a) shall provide that in as much as such policies cover more than one insured, all terms, conditions, insuring agreements and endorsements, with the exceptions of limits of liability and liability for premiums, commissions, assessments or calls (which shall be solely a liability of Lessee), shall operate in the same manner as if there were a separate policy or policies covering each insured, (E) shall waive any rights of subrogation of the insurers against all Additional Insured Parties, (F) shall provide that the coverage of such policies shall not be invalidated because of any action or inaction of Lessee or any other Person and (G) shall be primary without the right of contribution. Lessee shall, at its own expense, be entitled to make all proofs of loss and take all other steps necessary to collect the proceeds of the insurance required hereunder.

         (b) Lessee shall, prior to the Closing Date and not less than annually thereafter, furnish each Additional Insured Party with a certificate signed by the insurer or an independent insurance broker evidencing each policy of insurance carried in accordance with this Section 12.1.

         (c) The aggregate amount of the deductible limits of the insurance policies carried by Lessee pursuant to clauses (i) and (ii) of Section 12.1(a) at any time shall not exceed $500,000.

         12.2     Proceeds of Property Insurance.

         So long as no Lease Event of Default or Section 14(a), (b), (d) or (e) Lease Default shall have occurred and be continuing, the entire proceeds of any property insurance or third party payments for damages to any Unit received by Lessor or the Indenture Trustee shall be paid over to Lessee, provided, if the aggregate amount of such proceeds received at any one time exceeds $5,000,000.00, the Lessor or the Indenture Trustee may hold such proceeds as security for Lessee's obligations hereunder subject to the provisions of Section
11.6 (except such proceeds may only be released pursuant to Section 11.2(a) if Lessee certifies to Lessor or the Indenture Trustee, as the case may be, that such proceeds, together with other resources of the Lessee, are sufficient to repair or replace such Unit); provided, further, that if such damages constitute an Event of Loss with respect to such Unit, such proceeds shall be released in full to Lessee upon Lessee's replacement of such Unit (or to the manufacturer, vendor or supplier prior to such replacement, in accordance with the terms of any purchase contract between Lessee and such manufacturer or supplier, if progress payments are required to be made towards the acquisition of a Replacement Unit for such Unit) pursuant to Section 11.2(a) or, if such Unit is not replaced pursuant to Section 11.2(a), shall be applied towards the satisfaction of Lessee's payment obligations pursuant to Section 11.2(b). Anything to the contrary in the preceding sentence notwithstanding, if a Lease Event of Default or Section 14(a), (b), (d) or (e) Lease Default shall have occurred and be continuing such proceeds shall be paid to Lessor, and Lessor shall hold such proceeds as security for Lessee's obligations hereunder subject to the provisions of Section 11.6.

         12.3     Additional Insurance.

         At any time Lessor (either directly or in the name of the Owner Participants) may at its own expense carry insurance with respect to its interest in the Units, provided, that such insurance does not interfere with Lessee's ability to insure the Equipment as required by this Section 12 or adversely affect Lessee's insurance or the cost thereof, it being understood that all salvage rights to each Unit shall remain with Lessee's insurers at all times. Any insurance payments received from policies maintained by Lessor pursuant to the previous sentence shall be retained by Lessor without reducing or otherwise affecting Lessee's obligations hereunder.

Section 13.       Lessor's Inspection Rights.

         Lessor shall have the right, but not the obligation, at its sole cost and expense, by its authorized representatives, to inspect the Equipment and Lessee's records with respect thereto during Lessee's normal business hours and upon reasonable prior notice to Lessee; provided, upon the occurrence of any Lease Event of Default such right of inspection shall be unconditionally available to Lessor and/or any potential Third Party Purchaser at any time and at the sole cost and expense of Lessee; provided further, that any such inspection shall be subject to Lessee's reasonable safety requirements.

Section 14.       Lease Events of Default.

         The following events shall constitute "Lease Events of Default" (whether any such event shall be voluntary or involuntary or come about or be effected by operation of Law or pursuant to or in compliance with any judgment, decree or order of any court or any order, rule or regulation of any Governmental authority):

         (a) Lessee shall fail to make any payment of Basic Rent or Stipulated Loss Value within five days after the same shall have become due, whether at stated maturity, by acceleration or otherwise; or

         (b) Lessee shall fail to make any payment of Supplemental Rent, including without limitation indemnity or tax indemnity payments (but excluding Stipulated Loss Value which shall be subject to clause (a) above) or any payment required to be made by it pursuant to Section 2.5(b) of the Participation Agreement after the same shall have become due and such failure shall continue unremedied for ten days after receipt by Lessee of written notice of such failure from any Owner Participant, Lessor or the Indenture Trustee; or

         (c) any representation or warranty made by Lessee in any Operative Agreement (other than the Tax Indemnity Agreement) to which Lessee is a party or any certificate or document delivered in connection with the transactions contemplated by the Operative Agreements shall prove to be untrue or incorrect in any material respect when made; or

         (d) Lessee shall commence a voluntary case in the United States seeking liquidation, reorganization, or other relief under any applicable bankruptcy, insolvency or other similar Law now or hereafter in effect, shall consent to the entry of an order for relief in an involuntary case under any such Law, or shall consent to the appointment of or taking possession by a receiver, liquidator, assignee, trustee, custodian, sequestrator (or other similar official) of Lessee or of any substantial part of its property, or shall make any general assignment for the benefit of creditors, or shall fail generally to pay its debts as they become due; or

         (e) a court having jurisdiction in the premises shall enter a decree or order for relief in respect of Lessee in an involuntary case in the United States under any applicable bankruptcy, insolvency or other similar Law now or hereafter in effect, or appointing a receiver, liquidator, assignee, custodian, trustee, sequestrator (or similar official) of Lessee or for any substantial part of its property, or ordering the winding-up or liquidation of its affairs and such decree or order shall remain unstayed and in effect for a period of ninety (90) consecutive days; or

         (f) Lessee shall fail to observe or perform any other of the covenants or agreements to be observed or performed by Lessee under any Operative Agreement to which Lessee is a party (other than the Tax Indemnity Agreement) and such failure shall continue unremedied for thirty (30) days after notice from Lessor, any Owner Participant or the Indenture Trustee to Lessee, specifying the failure and demanding the same to be remedied; provided, that if such failure is capable of being remedied, no such failure shall constitute a Lease Event of Default hereunder for a period of sixty (60) days after receipt of such notice so long as Lessee is diligently proceeding to remedy such failure; or

         (g) Lessee shall fail to carry and maintain insurance required to be maintained in accordance with the provisions of Section 12 hereof or shall contest the validity or enforceability of any Operative Agreement to which it is a party.

Section 15.       Remedies.

         15.1     Remedies.

Upon the occurrence of any Lease Event of Default and at any time thereafter so long as the same shall be continuing, Lessor may exercise one or more of the following remedies as Lessor in its sole discretion shall elect (provided, once the exercise of remedies is commenced, Lessee may not cure any Lease Event of Default unless such cure is acceptable to Lessor in its sole discretion):

         (a) proceed by appropriate court action or actions, either at Law or in equity, to enforce performance by Lessee of the applicable covenants of this Lease or to recover damages for the breach thereof;

         (b) Lessor may demand that Lessee, and Lessee shall, upon demand of Lessor and at Lessee's sole cost and expense, forthwith return any or all of the Equipment to Lessor or its order in the manner and condition required by, and otherwise in accordance with all of the provisions of, Sections 6.1, 6.2 and 15.4; or Lessor may, at its option, enter upon the premises of Lessee or other premises where any of the Equipment may be located and take possession of and remove any or all of the Equipment and thenceforth hold, use, operate, sublease, possess and enjoy the same free from any right of Lessee or its sublessees and successors or assigns, to use such Equipment for any purpose whatever and without any duty to account to Lessee with respect to the proceeds thereof all without liability to Lessor for such entry or taking possession;

         (c) with or without taking possession, sell any or all of the Equipment at public or private sale, as Lessor may determine, with not less than ten days prior notice to Lessee but free and clear of any rights of Lessee and without any duty to account to Lessee with respect to such sale or for the proceeds thereof (except to the extent required by Section 15.1(e)), in which event Lessee's obligation to pay Basic Rent with respect to such Equipment hereunder due for any periods subsequent to the date of such sale shall terminate (except to the extent that Basic Rent is to be included in computations under Sections 15.1(d) or (e) if Lessor elects to exercise its rights under either of said Sections);

         (d) whether or not Lessor shall have exercised, or shall thereafter at any time exercise, any of its rights under Sections 15.1(a), (b) or (c) with respect to any or all of the Equipment, Lessor, by written notice to Lessee specifying a payment date not earlier than 30 days after such notice, may demand that Lessee pay to Lessor, and Lessee shall pay to Lessor, on the payment date specified in such notice, as liquidated damages for loss of a bargain and not as a penalty (in lieu of the Basic Rent for such Equipment due after the payment date specified in such notice), (i) all Rent due and payable or accrued for such Equipment as of the payment date specified in such notice, plus (ii) an amount equal to the excess, if any, of the Stipulated Loss Value for such Equipment computed as of the Payment Date next preceding the payment date specified in such notice (or if such payment date occurs on a Payment Date, then computed as of such Payment Date) over the Fair Market Sales Value (as determined by an appraiser selected by Lessor) of such Equipment as of the payment date specified in such notice;

         (e) if Lessor shall have sold any or all of the  Equipment  pursuant to
Section 15.1(c), Lessor, by written notice to Lessee specifying a payment date not earlier than 30 days after such notice, may demand that Lessee pay to Lessor, and Lessee shall pay to Lessor, as liquidated damages for loss of a bargain and not as a penalty (in lieu of the Basic Rent for such Equipment due after the payment date specified in such notice) (i) all Rent and all Sales Expenses due and payable or accrued for such Equipment as of the payment date specified in such notice, plus (ii) the amount, if any, by which the Stipulated Loss Value of such Equipment computed as of the Payment Date next preceding the date of such sale (or if such sale occurs on a Payment Date, then computed as of such Payment Date) exceeds the proceeds of such sale;

         (f) in lieu of exercising  its rights  pursuant to Sections  15.1(d) or
(e) with respect to any or all of the Equipment and provided such Lease Event of Default has not been cured within the time period expressly set forth therefor in this Lease or waived, Lessor by written notice to Lessee specifying a payment date not earlier than five days after such notice, may demand that Lessee pay Lessor, and Lessee shall pay Lessor, on the payment date specified in such notice as liquidated damages for loss of a bargain and not as a penalty in lieu of the Basic Rent for the Equipment due after the payment date specified in such notice (provided, such demand for payment shall be deemed to occur automatically without further notice upon the occurrence of a Lease Event of Default as specified in Sections 14(d) or (e) and in such event the payment date referenced herein shall be deemed to be the date such Lease Event of Default occurs), the sum of (i) all Rent due and payable or accrued for such Equipment as of the payment date specified in such notice, plus (ii) an amount equal to the Stipulated Loss Value for such Equipment computed as of the Payment Date next preceding the payment date specified in such notice (or if such payment date occurs on a Payment Date, then computed as of such Payment Date); and upon payment by Lessee of all such damage amounts referenced in this Section 15.1(f) and all Sales Expenses and other costs and expenses of transfer otherwise payable by Lessor, Lessor will transfer to Lessee, without recourse to or representation or warranty by Lessor (except as to the absence of Lessor's Liens), all Lessor's right, title and interest in and to such Equipment (including, without limitation, Lessor's rights in and to the Head Lease Documents with respect to such Equipment, as applicable) and Lessor will request in writing that the Indenture Trustee execute and deliver to Lessee an appropriate instrument releasing such Equipment from the Lien of the Indenture; and/or

         (h) Lessor may rescind or terminate this Lease or may exercise any other right or remedy that may be available to it under applicable Law.

         In addition, Lessee shall be liable, except as otherwise provided above, for any and all unpaid Supplemental Rent due hereunder before or during the exercise of any of the foregoing remedies, and for reasonable legal fees and other reasonable costs and expenses of Lessor, any Owner Participant, Indenture Trustee or any Lender incurred by reason of the occurrence of any Lease Event of Default or the exercise of Lessor's remedies with respect thereto, including without limitation the repayment in full of any costs and expenses necessary to be expended in repairing any Unit in order to cause it to be in compliance with all maintenance and regulatory standards imposed by this Lease and expenses, including without limitation reasonable legal fees, involved in any appearance by Lessor, any Owner Participant or the Indenture Trustee, or any Lender in any bankruptcy or insolvency proceeding (or any other proceeding) with respect to Lessee.

         15.2     Cumulative Remedies.

         The remedies in this Lease provided in favor of Lessor shall not be deemed exclusive, but shall be cumulative and shall be in addition to all other remedies in its favor existing at Law or in equity. Lessee hereby waives any mandatory requirements of Law, now or hereafter in effect, which might limit or modify any of the remedies herein provided, to the extent that such waiver is permitted by Law.

         15.3     No Waiver.

         No delay or omission to exercise any right, power or remedy accruing to Lessor upon any breach or default by Lessee under this Lease shall impair any such right, power or remedy of Lessor, nor shall any such delay or omission be construed as a waiver of any breach or default, or of any similar breach or default hereafter occurring; nor shall any waiver of a single breach or default be deemed a waiver of any subsequent breach or default.

         15.4   Lessee's Duty to Return Equipment Upon a Lease Event of Default.

         If Lessor or any assignee of Lessor shall terminate this Lease pursuant to this Section 15, unless Lessee shall purchase the Equipment pursuant to this
Section 15, Lessee shall forthwith deliver possession of the Equipment to Lessor or its designees pursuant to Sections 6.1 through 6.3 and any other applicable Operative Agreement.

Section 16.       Further Assurances.

         16.1     Further Assurances.

         Lessee will duly execute and deliver to Lessor, each Owner Participant and the Indenture Trustee such further documents and assurances and take such further action as may be required by applicable Law in order to effectively establish and protect the rights and remedies created in favor of Lessor, each Owner Participant and the Indenture Trustee hereunder and under the Indenture, including without limitation the execution and delivery of supplements or amendments hereto and to the Indenture, in recordable form, subjecting to this Lease and to the Indenture any Replacement Unit and the recording or filing of counterparts hereof or thereof in accordance with the Laws of such jurisdiction within the United States and such Uniform Commercial Code financing statements as are required to maintain the right, title and interest of Lessor in and to the Equipment and the remainder of the Trust Estate and to maintain the validity and perfection of the Lien of the Indenture on the Indenture Estate or as Lessor, any Owner Participant or the Indenture Trustee may from time to time deem advisable; provided, that in connection with the foregoing Lessee shall also take such further action (not specifically referred to above) as is reasonably requested by Lessor.

         16.2     Expenses.

         Lessee will pay all costs, charges and expenses (including without limitation reasonable attorneys fees and expenses) incident to any filing, refiling, recording and rerecording or depositing and redepositing of any such instruments, Uniform Commercial Code filings or incident to the taking of action, all as referenced in Section 16.1.

Section 17.       Lessor's Right to Perform.

         If Lessee fails to make any payment required to be made by it hereunder or fails to perform or comply with any of its other agreements contained herein which requires the payment of money, Lessor may itself make such payment or perform or comply with such agreement which requires the payment of money, after giving prior written notice thereof to Lessee, but shall not be obligated hereunder to do so, and the amount of such payment, together with interest thereon at the Late Rate, to the extent permitted by applicable Law, shall be deemed to be Supplemental Rent, payable by Lessee to Lessor on demand.

Section 18.       Assignment by Lessor.

         Lessee and Lessor hereby confirm that concurrently with the execution and delivery of this Lease, Lessor has executed and delivered to the Indenture Trustee the Indenture, which is intended to assign as collateral security and grants a Lien in favor of the Indenture Trustee in, to and under the Equipment, this Lease and the Rent payable hereunder (excluding Excepted Property), all as more explicitly set forth in the Indenture. Lessor agrees that it shall not otherwise assign or convey its right, title and interest in and to this Lease, the Equipment or any Unit, except (a) as expressly permitted by and subject to the provisions of the Participation Agreement, the Trust Agreement and the Indenture or (b) following completion of foreclosure or similar proceedings pursuant to the Indenture or deed in lieu thereof. Lessee hereby consents to such assignment and to the creation of such Lien and consents to the terms and provisions thereof. In all cases, Lessee (x) acknowledges that the Indenture provides for the exercise by the Indenture Trustee of all rights of Lessor hereunder (other than with respect to the Excepted Property) to give any consents, approvals, waivers, notices or the like, to make any elections, demands or the like, or to take any other discretionary action hereunder, except as specifically set forth in the Indenture, (y) acknowledges receipt of an executed counterpart of the Indenture as in effect on the date hereof and consents to all of the provisions thereof and (z) agrees that, to the extent provided in the Indenture, the Indenture Trustee shall have all the rights of Lessor hereunder (other than with respect to the Excepted Property) as if the Indenture Trustee had originally been named as Lessor herein, to the extent provided in the Indenture. Notwithstanding any provision of this Lease or any other Operative Agreement but without prejudice to Lessor's and any Owner Participant's rights expressly provided for in the Indenture, so long as Lessor's interest in this Lease or the Equipment is subject to the Lien of the Indenture, Lessee shall make all payments of Rent, and all other amounts payable hereunder to Lessor, other than Excepted Property, to the Indenture Trustee as provided in Section 3.4, and the obligation of Lessee to make all such payments shall not be subject to any defense, counterclaim, setoff or other right or claim of any kind which Lessee may be able to assert against Lessor or any Owner Participant in an action brought by either thereof on this Lease.

Section 19.       Net Lease, Etc.

         This Lease is a "net" lease. All costs, expenses and obligations of every kind and nature whatsoever relating to the Equipment and the appurtenances thereto and the use thereof by Lessee or anyone claiming by, through or under Lessee which may arise or become due during or with respect to the Lease Term shall be paid by Lessee. Lessee's obligation to pay all Rent payable hereunder and to operate, insure and maintain the Equipment shall be absolute, unconditional and irrevocable and shall not be affected by any circumstance of any character including without limitation (a) any set-off, abatement, counterclaim, suspension, deferment, recoupment, diminution, reduction, rescission, cancellation, repudiation, defense or other right including, without limitation, any past, present or future claims that Lessee may have against Lessor, any Owner Participant, the Indenture Trustee or any holder of any Equipment Note, any vendor or manufacturer of any Unit, or any other Person for any reason whatsoever, (b) any defect in or failure of title, merchantability, condition, design, construction, compliance with specifications, operation or fitness for use of all or any part of any Unit, or any interruption or cessation in or prohibition of the use or possession of any Unit for any reason whatsoever, (c) any damage to, or removal, abandonment, requisition, taking, condemnation, loss, theft or destruction of all or any part of any Unit or any interference, interruption, restriction, curtailment or cessation in the use or possession of any Unit by Lessee or any other Person for any reason whatsoever or of whatever duration, (d) any insolvency, bankruptcy, reorganization or similar proceeding by or against any Person, (e) the invalidity, illegality or unenforceability of this Lease, any other Operative Agreement, or any other instrument referred to herein or therein or any other infirmity herein or therein or any lack of right, power or authority of Lessee to enter into this Lease or any other Operative Agreement to which it is a party or to perform the obligations hereunder or thereunder or consummate the transactions contemplated hereby or thereby or any doctrine of force majeure, impossibility, frustration or failure of consideration, or (f) any other circumstance or happening whatsoever, foreseeable or unforeseeable, whether or not similar to any of the foregoing. To the extent permitted by applicable Law, Lessee hereby waives any and all rights which it may now have or which at any time thereafter may be conferred upon it, by statute or otherwise, to terminate, cancel, quit, rescind, avoid or surrender this Lease with respect to any Unit, except in accordance with the express terms hereof. Each payment of Rent made by Lessee hereunder shall be final and Lessee shall not seek or have any right to recover all or any part of such payment from Lessor or any Person for any reason whatsoever. Nothing contained herein shall be construed to waive any claim which Lessee might have under any of the Operative Agreements or otherwise or to limit the right of Lessee to make any claim it might have against Lessor or any other Person or to pursue such claim in such manner as Lessee shall deem appropriate, except as provided above. If for any reason whatsoever this Lease shall be terminated by operation of Law or otherwise except as expressly provided herein, Lessee shall nonetheless pay an amount equal to each Rent payment at the time and in the manner that such payment would become due and payable hereunder if this Lease had not been terminated.

Section 20.       Notices.

         Unless otherwise expressly specified or permitted by the terms hereof, all communications and notices provided for herein shall be in writing or by a telecommunications device capable of creating a written record, and any such notice shall become effective (a) upon personal delivery thereof, including without limitation by express mail or courier service, (b) in the case of notice by United States mail, by certified or registered mail with postage prepaid and marked return receipt requested upon receipt thereof, or (c) in the case of notice by such a telecommunications device, upon transmission thereof, provided such transmission is promptly confirmed by any of the methods set forth in clauses (a) or (b) above, in each case addressed to each party at its address set forth below or, in the case of any such party, at such other address as such party may from time to time designate by written notice to the other parties:

If to Lessee:              Birmingham Steel Corporation
                           1000 Urban Center Drive, Suite 300
                           Birmingham, Alabama  35242-2516
                           Attention:       Vice President and Treasurer
                           Telephone:       (205) 970-1200
                           Facsimile:       (205) 970-1353

If to the Owner
Trustee or Lessor:         PNC Bank, Kentucky, Inc.
                           Citizens Plaza
                           Louisville, Kentucky  40296
                           Attention:       Corporate Trust Department
                           Telephone:       (502) 581-3200
                           Facsimile:       (502) 581-2705

with a copy to:            each Owner Participant and the Indenture Trustee at
                           the addresses set forth
below

If to each Owner
Participant:               NationsBank, National Association
                           c/o NationsBanc Leasing Corporation
                           NationsBank Plaza, NC1-002-38-20
                           101 South Tryon Street
                           Charlotte, North Carolina  28255-0001
                           Attention:       Manager of Corporate Leasing
                                              Administration
                           Telephone:       (704) 386-8234
                           Facsimile:       (704) 386-0892

                           AmSouth Leasing, Ltd.
                           c/o AmSouth Leasing Corporation
                           AmSouth Sonat Tower
                           1900 Fifth Avenue North, 8th Floor
                           Birmingham, Alabama  35203
                           Attention:       President
                           Telephone:       (205) 326-5780
                           Facsimile:       (205) 307-4124

If to the Indenture
Trustee:          First Union National Bank
                           230 South Tryon Street, 9th Floor
                           Charlotte, North Carolina  28288-1179
                           Attention:       Corporate Trust Department
                           Telephone:       (704) 383-9568
                           Facsimile:       (704) 383-7316

Section 21.       Assignment; Sublease.

         Lessee will not, without the prior written consent of Lessor (which consent shall be given or withheld in Lessor's sole discretion), assign or otherwise transfer its rights or obligations with respect to this Lease, any other Operative Agreement or any of the Equipment and any attempted assignment or other transfer by Lessee without such Lessor consent shall be null and void.

         In addition, Lessee will not, without the prior written consent of Lessor (which consent shall be given or withheld in Lessor's reasonable discretion), enter into any sublease with respect to its rights or obligations under this Lease, any other Operative Agreement or any of the Equipment (provided, unless expressly stated otherwise by Lessor in giving such written consent at such time, each such sublease must be a Permitted Sublease) and any attempted sublease by Lessee without such Lessor consent shall be null and void.

         Any sublease referenced in this Lease shall only be deemed a "Permitted Sublease" if at the time Lessee enters into such sublease, all of the following conditions shall have been satisfied: (a) no such sublease by Lessee will (i) adversely affect the insurance coverage provided under Section 12, or (ii) adversely affect the rights of Lessor hereunder or under any Operative Agreement (including without limitation the Lien of the Indenture Trustee under the Indenture), (b) all obligations of Lessee hereunder and under each Operative Agreement shall be and remain primary and shall continue in full force and effect as the obligations of a principal and not of a guarantor or surety, (c) each such sublease, and the rights and interests of any sublessee thereunder, shall in all events be expressly subject and subordinate to this Lease, the rights and interests of Lessor and its successors and assigns, (d) such sublease shall not include any term or provision which would require or permit the sublessee thereunder to take any actions inconsistent with this Lease or the other Operative Agreements, (e) the term of any such sublease shall in no event exceed the then remaining portion of the Lease Term or grant the sublessee rights not permitted to Lessee under this Lease, (f) such sublease contains provisions regarding use, lien lifting, maintenance, insurance, casualty and condemnation, modification and replacement, right of entry, repossession after default and further assurances, all in favor of Lessee, as sublessor under such sublease, which are, in the reasonable determination of the Lessor, no less favorable to Lessee, as sublessor, than the corresponding provisions of this Lease are to Lessor, (g) Lessee notifies Lessor in writing of such sublease and delivers an executed copy thereof to Lessor, and (h) no Lease Default or Lease Event of Default shall have occurred and be continuing.

         Lessee hereby grants a Lien (securing its obligations hereunder) to Lessor respecting all right, title and interest of Lessee, now or hereafter arising, in all subleases with respect to the Equipment (whether or not such subleases are Permitted Subleases) and in connection therewith, Lessee will take all actions necessary (x) to perfect and maintain a first priority Lien in favor of Lessor respecting such subleases and the Lien thereon of the Indenture Trustee under the Indenture and (y) to protect the rights of Lessor in the Unit subject to such subleases.

Section 22.       Purchase Option; Renewal Option; Return Option.

         22.1     Election by Lessee.

         Not less than 270 days prior to the Basic Term Expiration Date or the expiration date of any applicable Renewal Term, Lessee shall give Lessor irrevocable notice of its decision with respect to all, but not less than all, the Equipment to purchase, return or renew this Lease; provided, notwithstanding the foregoing, if a Lease Default or a Lease Event of Default shall have occurred and be continuing (in each case, under Sections 14(a), (b), (d) or (e)) at any time during the applicable 270 day period referenced in this sentence,
(a) no such election by Lessee to purchase all, but not less than all, the Equipment or to renew this Lease shall be valid or have any force or effect and
(b) Lessee shall be deemed to have elected to return all, but not less than all, the Equipment to Lessor. Lessee may not make any elections regarding purchase or return of the Equipment or renewing the term of this Lease unless such election is made with regard to all, but not less than all, the Equipment. If Lessee elects to purchase or renew this Lease, Lessee shall comply with Sections 22.2 or 22.3, as the case may be. If Lessee elects to return to Lessor all, but not less than all, the Equipment, Lessee shall comply with Section 6. If Lessee fails to comply with the notice requirements of this Section 22.1 and does not timely give such notice prior to the Basic Term Expiration Date or the expiration date of any of the first four Renewal Terms, Lessee shall be deemed to have irrevocably elected to renew this Lease for a Renewal Term of one year. If Lessee fails to comply with the notice requirements of this Section 22.1 and does not timely give such notice prior to the expiration date of the fifth Renewal Term, Lessee shall be deemed to have irrevocably elected to return all, but not less than all, the Equipment at the end of such fifth Renewal Term in accordance with Section 6.

         22.2     Purchase Option.

         So long as no Lease Event of Default or Section 14(a), (b), (d) or (e) Lease Default shall have occurred and be continuing and Lessee shall have duly given notice in accordance with Section 22.1 of the intention of Lessee to purchase all, but not less than all, the Equipment, Lessee shall have the right at its option to purchase all, but not less than all, the Equipment at the Basic Term Expiration Date or the expiration date of any Renewal Term then in effect, at a price equal to the Fair Market Sales Value of all, but not less than all, the Equipment (as determined pursuant to Section 22.4). At such time, Lessee shall also pay all Basic Rent, all Supplemental Rent (including without limitation any Make-Whole Amount) then due and owing or accrued and all Sales Expenses. Upon receipt of all funds then due and owing to Lessor hereunder, Lessor shall convey to Lessee all of Lessor's right, title and interest in and to all, but not less than all, the Equipment on an "AS-IS", "WHERE-IS" and "WITH ALL FAULTS" basis without recourse to or representation or warranty by Lessor, except as to the absence of Lessor's Liens, and deliver a bill of sale to Lessee to transfer the same. At such time, Lessor will also request in writing that the Indenture Trustee execute and deliver to Lessee an appropriate instrument releasing such Equipment from the Lien of the Indenture. If Lessee has exercised its purchase option, but has not on or prior to the Basic Term Expiration Date or the expiration date of any Renewal Term, as applicable, paid all amounts for which it is obligated under this Section 22.2, then Lessor in its sole discretion may elect to refuse to convey such right, title and interest in and to such Equipment to Lessee. Except as to the above-referenced representation and warranty as to the absence of Lessor's Liens, Lessor shall not be required to make any other representation or warranty regarding the Equipment, its condition or any other matters and may specifically disclaim any such representations or warranties.

         22.3     Renewal Options.

         So long as no Lease Event of Default or Section 14(a), (b), (d) or (e) Lease Default shall have occurred and be continuing and Lessee shall have duly given notice in accordance with Section 22.1 of the intention of Lessee to renew this Lease with respect to all, but not less than all, the Equipment, Lessee shall have the right at its option to so renew this Lease with respect to all, but not less than all, the Equipment for up to five renewal periods, each such period of one year's duration (individually, a "Renewal Term" and collectively, the "Renewal Terms"). The Basic Rent for all, but not less than all, the Equipment during each such Renewal Term shall be the Fair Market Rental Value thereof, as determined pursuant to Section 22.4, payable semi-annually in arrears.

         22.4     Appraisal.

         Not less than 360 days prior to the Basic Term Expiration Date or the expiration date of any applicable Renewal Term with respect to all, but not less than all, the Equipment, Lessee will propose to Lessor (to the extent Lessee has elected to purchase the Equipment or enter into a Renewal Term, in each case in accordance with Section 22.1) an appraiser (the "Lessee Appraiser") to conduct an appraisal of all, but not less than all, the Equipment in order to establish
(a) the Fair Market Sales Value of all, but not less than all, the  Equipment at
(i) the Basic Term Expiration Date or the expiration date of the applicable Renewal Term (regarding any purchase of all, but not less than all, the Equipment by Lessee) or (ii) the commencement of and the expiration of the proposed Renewal Term (regarding any renewal of this Lease by Lessee for all, but not less than all, the Equipment for a Renewal Term) and (b) the Fair Market Rental Value of all, but not less than all, the Equipment during the proposed Renewal Term (regarding any renewal of this Lease by Lessee for a Renewal Term). Lessee will consult with Lessor prior to selecting the Lessee Appraiser with the intent of selecting a mutually acceptable appraiser. Lessee's request for a determination of Fair Market Sales Value and Fair Market Rental Value pursuant to this Section 22.4 shall not obligate Lessee to exercise any of the options provided in this Section 22; provided, however, that notwithstanding any language to the contrary contained in this Section 22.4, the Lessee shall have only one (1) right during the Basic Term and during any Renewal Term to request a determination of Fair Market Sales Value and Fair Market Rental Value.

         If Lessee and Lessor mutually agree as to the Lessee Appraiser within ten days from the date Lessee notifies Lessor of its proposal of the Lessee Appraiser, the Lessee Appraiser will determine the values and amounts then at issue within 30 days of its selection as appraiser, and such values and amounts shall be used for all purposes under the Lease. Lessee will pay all fees and expenses of the Lessee Appraiser. If Lessee and Lessor cannot mutually agree on a Lessee Appraiser within ten days from the date Lessee notifies Lessor of its proposal of the Lessee Appraiser, Lessee will retain the Lessee Appraiser, and Lessor will retain an appraiser (the "Lessor Appraiser") within 30 days of the date Lessee notifies Lessor of its proposal of the Lessee Appraiser. Lessee will pay all fees and expenses of the Lessee Appraiser, and Lessor will pay all fees and expenses of the Lessor Appraiser. The Lessee Appraiser and the Lessor Appraiser will consult for a period of not more than ten days with the intent of selecting a third appraiser (the "Consensus Appraiser") (whose fees and expenses will be shared equally by Lessee and Lessor). If the Lessee Appraiser and the Lessor Appraiser cannot agree within the ten day time period with regard to selecting the Consensus Appraiser, the Consensus Appraiser will be selected by the American Arbitration Association. Within 30 days of the selection of the Consensus Appraiser, (a) the Lessee Appraiser, the Lessor Appraiser and the Consensus Appraiser will each determine appraisal values and amounts then at issue, (b) the values and amounts of such appraiser which deviate the most from the average of the three appraisers shall be discarded and (c) the values and amounts of the remaining two appraisers shall be averaged and used for all purposes under this Lease. Any such appraiser which fails to submit its appraised values and amounts within the time period set forth above shall not thereafter be considered for purposes of this Section 22.4.

         22.5     Stipulated Loss Value During Renewal Term.

         All of the provisions of this Lease, other than Section 10, shall be applicable during any Renewal Term, except as specified in the next succeeding sentence. During any Renewal Term, the Stipulated Loss Value of each Unit shall be determined on the basis of the Fair Market Sales Value of such Unit as of the first day of such Renewal Term, reduced in equal monthly increments to the Fair Market Sales Value of such Unit as of the last day of such Renewal Term.

         22.6     Early Buy-Out Purchase Option.

         So long as no Lease Event of Default or Section 14(a), (b), (d) or (e) Lease Default shall have occurred and be continuing and Lessee shall have duly given notice (the "EBO Notice") not less than 120 days prior to the Early Buy-Out Date of the intention of Lessee to purchase all, but not less than all, Lessor's right, title and interest in and to the Equipment, Lessee shall have the right at its option to purchase all, but not less than all, Lessor's right, title and interest in and to the Equipment on the Early Buy-Out Date. Lessee shall specify in the EBO Notice Lessee's election to either pay for the Equipment (i) in full on the Early Buy-Out Date at a price (the "Early Buy-Out Price") equal to 43.05837047% or (ii) in installments on the dates (with the first such installment due on the Early Buy-Out Date) and in the amounts set forth on Schedule 4 to the Lease Supplement with respect to such Equipment. If Lessee elects to pay the Early Buy-Out Price in installments, Lessee's obligation to pay Lessor the remaining installments of the Early Buy-Out Price will be secured, at the option of the Lessee, by (1) a first priority Lien on the Equipment (or such other collateral acceptable to Lessor) pursuant to documentation in form and substance reasonably acceptable to Lessor or (2) a letter of credit in favor of the Lessor in form, and issued by a financial institution, acceptable to Lessor. On the Early Buy-Out Date Lessee shall also pay all Basic Rent, all Supplemental Rent (including without limitation any Make-Whole Amount) then due and owing or accrued as a result of the exercise by Lessee of its option to purchase under this Section 22.6 and all Sales Expenses; provided that notwithstanding any language contained herein to the contrary, any amount of the Early Buy-Out Price payable by the Lessee on the Early Buy-Out Date, together with other amounts of Rent paid by the Lessee on such date, will be under all circumstances and in any event, at least sufficient to pay in full, the aggregate unpaid principal of, and all unpaid interest on the Equipment Notes, plus all other sums (including, without limitation, Make-Whole Amount, if any) due and payable to the Lenders under the Operative Agreements. Upon receipt of all funds due and owing to Lessor hereunder on the Early Buy-Out Date, Lessor shall convey to Lessee all of Lessor's right, title and interest in and to all, but not less than all, the Equipment (including, without limitation, Lessor's rights in and to the Head Lease Documents with respect to such Equipment, as applicable) on an "AS-IS", "WHERE-IS" and "WITH ALL FAULTS" basis without recourse to or representation or warranty by Lessor, except as to the absence of Lessor's Liens, and deliver a bill of sale to Lessee to transfer the same and Lessee's obligation to pay Basic Rent with respect to such Equipment shall terminate. At such time, Lessor will also request in writing that the Indenture Trustee execute and deliver to Lessee an appropriate instrument releasing such Equipment from the Lien of the Indenture. If Lessee has exercised its purchase option, but has not on or prior to the Early Buy-Out Date, paid all amounts for which it is obligated under this Section 22.6, then Lessor in its sole discretion may elect to refuse to convey such Equipment to Lessee. Except as to the above-referenced representation and warranty as to the absence of Lessor's Liens, Lessor shall not be required to make any other representation or warranty regarding the Equipment, its condition or any other matters and may specifically disclaim any such representations or warranties.

Section 23.       Limitation of Lessor's Liability.

         It is expressly agreed and understood that all representations, warranties and undertakings of Lessor hereunder (except as expressly provided herein) shall be binding upon Lessor only in its capacity as Owner Trustee under the Trust Agreement and in no case shall PNC Bank, Kentucky, Inc. be personally liable for or on account of, any statements, representations, warranties, covenants or obligations stated to be those of Lessor hereunder, except that Lessor (or any successor Owner Trustee) shall be personally liable for its gross negligence or willful misconduct and for its breach of its covenants, representations and warranties contained herein to the extent covenanted or made in its individual capacity.

Section 24.       Miscellaneous.

         24.1     Governing Law; Severability.

         This Lease, and any extensions, amendments, modifications, renewals or supplements hereto shall be governed by and construed in accordance with the internal Laws of the State of New York; provided, however, that the parties shall be entitled to all rights conferred by any applicable Federal statute, rule or regulation. Whenever possible, each provision of this Lease shall be interpreted in such manner as to be effective and valid under applicable Law, but if any provision of this Lease shall be prohibited by or invalid under the Laws of any jurisdiction, such provision, as to such jurisdiction, shall be, to the extent permitted by Law, ineffective to the extent of such prohibition or invalidity, without invalidating the remainder of such provision or the remaining provisions of this Lease in any other jurisdiction.

         24.2     Execution in Counterparts.

         This Lease may be executed in any number of counterparts, each executed counterpart constituting an original and in each case such counterparts shall constitute but one and the same instrument; provided, however, that to the extent that this Lease constitutes chattel paper (as such term is defined in the Uniform Commercial Code) no security interest in this Lease may be created through the transfer or possession of any counterpart hereof other than the counterpart bearing the receipt therefor executed by the Indenture Trustee on the signature page hereof, which counterpart shall constitute the only "original" hereof for purposes of the Uniform Commercial Code.

         24.3     Headings and Table of Contents:  Section References.

         The headings of the sections of this Lease and the Table of Contents are inserted for purposes of convenience only and shall not be construed to affect the meaning or construction of any of the provisions hereof. All references herein to numbered sections, unless otherwise indicated, are to sections of this Lease.

         24.4     Successors and Assigns.

         This Lease shall be binding upon and shall inure to the benefit of, and shall be enforceable by, the parties hereto and their respective permitted successors and assigns.

         24.5     True Lease.

         It is the intent of the parties to this Lease that it will be a true lease and not a "conditional sale," and that Lessor shall at all times be considered to be the owner of each Unit which is the subject of this Lease for the purposes of all Federal, state, city and local income taxes or for franchise taxes measured by income, and that this Lease conveys to Lessee no right, title or interest in any Unit except as lessee.

         24.6     Amendments and Waivers.

         No term, covenant, agreement or condition of this Lease may be terminated, amended or compliance therewith waived (either generally or in a particular instance, retroactively or prospectively) except (a) by an instrument or instruments in writing executed by each party hereto and (b) as may be permitted by the terms of the Indenture.

         24.7     Business Days.

         If any payment is to be made hereunder or any action is to be taken hereunder on any date that is not a Business Day, such payment or action otherwise required to be made or taken on such date shall be made or taken on the immediately succeeding Business Day with the same force and effect as if made or taken on such scheduled date and as to any payment (provided any such payment is made on such succeeding Business Day) no interest shall accrue on the amount of such payment from and after such scheduled date to the time of such payment on such next succeeding Business Day.

         24.8     Directly or Indirectly.

         Where any provision in this Lease refers to action to be taken by any Person, or which such Person is prohibited from taking, such provision shall be applicable whether such action is taken directly or indirectly by such Person.

         24.9     Incorporation by Reference.

         (a) The payment obligations set forth in Sections 7.1 and 7.2 of the Participation Agreement are hereby incorporated by reference.

         (b) Any provision of any other Operative Agreement stated herein to be incorporated by reference shall be construed as having been incorporated herein with the same effect as if such provision had been set forth in this Lease in full, and shall survive any termination of the Operative Agreement from which such provision is incorporated.

         24.10    Uniform Commercial Code.

         The parties hereto intend that this Lease be construed as a "finance lease" under Article 2-A of the New York Uniform Commercial Code.
Notwithstanding any other provision herein to the contrary, the parties hereto agree that, to the extent permitted by Law, Article 2-A-401 of the Uniform Commercial Code of the State of New York shall not be applicable to this Lease or the obligations of the parties hereunder.

         24.11    Determination of Fair Market Sales Value.

         Except as otherwise expressly provided herein, Fair Market Sales Value shall be determined by an appraiser selected by Lessor and reasonably acceptable to Lessee; provided, however, Lessee shall have no such consent right regarding the selection of an appraiser in connection with the selection of an appraiser for purposes of determining Fair Market Sales Value under Section 15.


            [The remainder of this page is intentionally left blank]

                            Equipment Lease Agreement
         IN WITNESS WHEREOF, Lessor and Lessee have caused this Lease to be duly executed and delivered on the day and year first above written.


                                     LESSOR:

                                     PNC  BANK,  KENTUCKY,   INC.,  not  in  its
                                     individual capacity except as otherwise expressly provided herein but solely as Owner Trustee

                                     By:/s/W. Michael Hanks
                                     Name: W. Michael Hanks
                                     Title: Vice President


                                     LESSEE:

                                     BIRMINGHAM STEEL CORPORATION


                                     By:/s/James F. Tierney
                                     Name: James F. Tierney
                                     Title: Treasurer

                         BIRMINGHAM STEEL TRUST NO. 97-1
                                   DEFINITIONS

General Provisions

         The following terms shall have the following meanings for all purposes of the Operative Agreements referred to below, unless otherwise defined in an Operative Agreement or the context thereof shall otherwise require. Such meanings shall be equally applicable to both the singular and the plural forms of the terms herein defined. In the case of any conflict between the provisions of this Appendix A and the provisions of the main body of any Operative Agreement, the provisions of the main body of such Operative Agreement shall control the construction of such Operative Agreement.

         Unless the context otherwise requires, (a) references to agreements shall be deemed to mean and include such agreements as the same may be amended, modified, supplemented, restated and/or replaced from time to time to the extent permitted by the Operative Agreements, (b) references to parties to agreements shall be deemed to include the successors and assigns of such parties permitted in accordance with the Operative Agreements, (c) references in any document to articles, sections, paragraphs, clauses, annexes, appendices, schedules or exhibits are references to articles, sections, paragraphs, clauses, annexes, appendices, schedules or exhibits in or to such document, (d) the headings, subheadings and table of contents used in any document are solely for convenience of reference and shall not constitute a part of any such document nor shall they affect the meaning, construction or effect of any provision thereof, (e) references to any law includes any amendment or modification to such law and any rules or regulations issued thereunder or any law enacted in substitution or replacement therefor, (f) when used in any document, words such as "hereunder", "hereto", "hereof" and "herein" and other words of like import shall, unless the context clearly indicates to the contrary, refer to the whole of the applicable document and not to any particular article, section, subsection, paragraph or clause thereof, (g) references to "including" means including without limiting the generality of any description preceding such term and for purposes hereof the rule of ejusdem generis shall not be applicable to limit a general statement, followed by or referable to an enumeration of specific matters, to matters similar to those specifically mentioned, (h) each of the parties to the Operative Agreements and their counsel have reviewed and revised, or requested revisions to, the Operative Agreements, and the usual rule of construction that any ambiguities are to be resolved against the drafting party shall be inapplicable in the construction and interpretation of the Operative Agreements and any amendments or exhibits thereto and (i) capitalized terms used in any Operative Agreements which are not defined in this Appendix A but are defined in another Operative Agreement shall have the meanings so ascribed to such terms in the applicable Operative Agreement.

Defined Terms

         "Additional Insured Parties" shall mean the Owner Trustee (in its individual capacity and as trustee), the Owner Participants, the Lenders and the Indenture Trustee.

         "Additional Storage Period" shall have the meaning specified in Section
6.3 of the Lease.

         "Affiliate" shall mean, with respect to any Person, any other Person which directly or indirectly controls, or is controlled by, or is under a common control with, such first Person. The term "control" means the possession, directly or indirectly, of the power to direct or cause the direction of the management and policies of a Person, whether through the ownership of voting securities, by contract or otherwise, and the terms "controlling" and "controlled" shall have meanings correlative to the foregoing.

         "AmSouth" shall mean AmSouth Leasing, Ltd., an Alabama limited partnership.

         "Appraisal" shall have the meaning specified in Section 4.2(a) of the Participation Agreement.

         "Approved Insurers" shall mean insurers of nationally or internationally recognized responsibility and rated at least "A-" by Best's Key Rating Guide; provided, however, that if an insurer is an Approved Insurer at the beginning of any policy period, it shall be deemed to remain an Approved Insurer for the balance of the policy period.

         "Bankruptcy Code" shall mean the United States Bankruptcy Reform Act of 1978, 11 U.S.C. ss. 101 et seq.

         "Basic Rent" shall mean, with respect to any Unit, all rent payable by Lessee to Lessor pursuant to Section 3.2 of the Lease for such Unit, and all rent payable pursuant to Section 22.3 of the Lease for any Renewal Term thereunder for such Unit.

         "Basic Term" shall have the meaning specified in Section 3.1 of the Lease.

         "Basic Term Commencement Date" shall have the meaning specified in the Lease Supplement.

         "Basic Term Expiration Date" shall have the meaning specified in the Lease Supplement.

         "Beneficial Interest" shall mean the interest of each Owner Participant as a co-tenant under the Trust Agreement.

         "Bill of Sale" shall mean the warranty bill of sale dated the Closing Date executed by the Seller in favor of the Owner Trustee on behalf of the Owner Participants as co-tenants covering the Units delivered on the Closing Date by the Seller.

         "Business Day" shall mean any day other than a Saturday, Sunday or a day on which commercial banking institutions are authorized or required by Law, regulation or executive order to be closed in Birmingham, Alabama, Charlotte, North Carolina, New York, New York and the city and state in which the principal corporate trust office of the Owner Trustee is located, or, until the Lien of the Indenture has been discharged, the city and state in which the principal corporate trust office of the Indenture Trustee is located.

         "Certificate of Acceptance" shall have the meaning specified in Section 2.3(b) of the Participation Agreement.

         "Change in Tax Law" shall mean a change, amendment, modification, addition or deletion (whether proposed, temporary or final) in or to the Code, any regulation thereunder or any Revenue Ruling, Revenue Procedure or other published administrative determination or judicial proceeding, in each case after the execution and delivery of the Participation Agreement.

         "Closing" shall have the meaning specified in Section 2.3(b) of the Participation Agreement.

         "Closing Date" shall have the meaning specified in Section 2.1 of the Participation Agreement.

         "Code" shall mean the Internal Revenue Code of 1986, as amended.

         "Consensus Appraiser" shall have the meaning specified in Section 22.4 of the Lease.

         "Debt Amortization" shall mean with respect to any Equipment Note the amortization schedule of principal payments applicable thereto.

         "Debt Rate" shall mean as of the date of determination, a rate equal to the rate of interest per annum borne by the Equipment Notes then outstanding (computed on the basis of a 360-day year of twelve 30-day months).

         "Early Buy-Out Date" shall have the meaning specified in the Lease Supplement.

         "Early Buy-Out Price" shall have the meaning specified in Section 22.6 of the Lease.

         "Environmental Law" shall mean any federal, state, county or local statute, law, regulation, rule, ordinance, code, order, decree, license, or permit relating to environmental matters, including but not limited to the Comprehensive Environmental Response, Compensation and Liability Act, the Resource Conservation and Recovery Act, the Clean Air Act, the Clean Water Act, or any other federal, state or local statute, law, ordinance, code, rule, regulation, order, decree, license or permit regulating, or relating to, or imposing liability for a standard of conduct concerning the environment, noise or any hazardous, toxic or dangerous substance, products, materials, wastes, pollutants or contaminants.

         "Environmental Violation" shall mean any activity, occurrence or condition that violates or threatens (if the threat requires remediation under any Environmental Law and is not remediated during any grace period allowed under such Environmental Law) to violate or results in or threatens (if the threat requires remediation under any Environmental Law and is not remediated during any grace period allowed under such Environmental Law) to result in noncompliance with any Environmental Law.

         "Equipment"   shall  mean  that  certain  melt  shop   equipment   more
specifically described in Schedule 1 to a Lease Supplement, any Replacement Unit and all Parts.

         "Equipment Cost" shall mean, collectively, the aggregate sum of the purchase price for all the Equipment paid by the Owner Trustee to the Seller pursuant to Section 2 of the Participation Agreement and as specified in the Lease Supplement dated the Closing Date and, individually, such purchase price allocable to each Unit and set forth in the Lease Supplement with respect to the Equipment.

         "Equipment Notes" shall mean the Equipment Notes, each to be substantially in the form therefor required by the Indenture, issued by the Owner Trustee pursuant to Section 2.02 of the Indenture, and authenticated by the Indenture Trustee, in principal amounts and bearing interest at the rates and payable as provided in the Indenture and secured as provided in the Granting Clause of the Indenture, and shall include any Equipment Notes issued in exchange therefor or replacement thereof pursuant to Sections 2.07 or 2.08 of the Indenture.

         "ERISA" shall mean the Employee Retirement Income Security Act of 1974.

         "Event of Loss" shall have the meaning specified in Section 11.1 of the Lease.

         "Excepted Property" shall have the meaning provided thereto in the Granting Clauses of the Indenture.

         "Fair Market Rental Value" shall mean, with respect to a Unit, the rental value of such Unit that would be obtained in an arm's length lease transaction for the term contemplated between an informed and willing lessee under no compulsion to lease and an informed and willing lessor under no compulsion to lease, assuming such Unit of Equipment is in the condition and location required by the Lease.

         "Fair Market Sales Value" shall mean, with respect to a Unit, the sales value of such Unit, that would be obtained in an arm's length sale transaction of such Unit between an informed and willing buyer under no compulsion to buy and an informed and willing seller under no compulsion to sell, assuming such Unit is in the condition and location required by the Lease; provided, however, in the computation of Fair Market Sales Value for purposes of Section 15 of the Lease, such determination shall be based upon the actual condition and location of each Unit of Equipment.

         "Hazardous Materials" means any petroleum, petroleum by-product, natural or synthetic gas, asbestos, polychlorinated biphenyls or any other toxic, hazardous, flammable, corrosive or otherwise dangerous substance, product, material, waste, pollutant or contaminant, the manufacture, use, handling, storage, disposal or remediation of which is regulated under any applicable Environmental Law.

         "Head Lease" shall mean that certain Industrial Personal Property Lease Agreement dated as of November 10, 1997 between the Owner Trustee, as lessee, and Head Lessor, as lessor.

         "Head Lease Default" shall mean event or condition which with notice or lapse of time or both would become a Head Lease Event of Default.

         "Head Lease Documents" shall mean the Head Lease, the Supplemental Agreement, Head Lessor Note, the Security Agreement, the Master Purchase Agreement and the Owner Trustee Bill of Sale.

         "Head Lease Event of Default" shall mean a "Lease Event of Default" under the Head Lease.

         "Head Lessor" shall mean The Industrial Development Board of the City of Memphis and County of Shelby, Tennessee.

         "Head Lessor Note" shall have the meaning provided thereto in the Head Lease.

         "Indemnified Person" shall have the meaning specified in Section 7.2(b) of the Participation Agreement.

         "Indenture" or "Trust Indenture" shall mean the Trust Indenture and Security Agreement (Birmingham Steel Trust No. 97-1) dated as of September 30, 1997 between the Owner Trustee, in the capacities described therein, and the Indenture Trustee, including supplementation by each Indenture Supplement pursuant thereto.

         "Indenture Default" shall mean an event or condition which with notice or the lapse of time or both would become an Indenture Event of Default.

         "Indenture Estate" shall have the meaning specified in the Granting Clauses of the Indenture.

         "Indenture  Event of  Default"  shall  have the  meaning  specified  in
Section 4.01 of the Indenture.

         "Indenture Investment" shall mean any obligation issued or guaranteed by the United States of America or any of its agencies for the payment of which the full faith and credit of the United States of America is pledged.

         "Indenture Supplement" shall mean an Indenture Supplement dated the Closing Date or the date that any Replacement Unit is subjected to the lien and security interest of the Indenture, substantially in the form of Exhibit A to the Indenture, of the Owner Trustee, in the capacities described therein, or between the Owner Trustee, in the capacities described therein, and the Indenture Trustee, covering the Units delivered on the Closing Date or such Replacement Unit, as the case may be.

         "Indenture Trustee" shall mean First Union National Bank, a national banking association with its main office in Charlotte, North Carolina, as trustee under the Indenture and its successors thereunder.

         "Indenture Trustee Agreements" shall mean each of the Operative Agreements to which the Indenture Trustee is a party.

         "Landlord Waiver and Consent" shall mean each Landlord Waiver and Consent entered into in connection with the Overall Transaction by each holder of a fee or leasehold interest in the real property on which the Units are located substantially in the form of Exhibit C to the Participation Agreement.

         "Late Rate" shall mean, at any time, the lesser of (a) the maximum interest rate from time to time permitted by Law and (b) the greater of (i) 9.49% per annum and (ii) two percent over the Prime Rate at such time.

         "Law" shall mean any statute, law, ordinance, regulation, rule, directive, code, order, writ, license, permit, injunction or decree of any Tribunal.

         "Lease" shall mean the Equipment Lease Agreement (Birmingham Steel Trust No. 97-1) dated as of September 30, 1997 between Lessor and Lessee.

         "Lease Default" shall mean an event or condition which with notice or lapse of time or both would become a Lease Event of Default under the Lease.

         "Lease Event of Default" shall have the meaning specified in Section 14 of the Lease.

         "Lease Supplement" shall mean a Lease Supplement (Birmingham Steel Trust No. 97-1), dated the Closing Date or the date that any Replacement Unit is subjected to the Lease, substantially in the form of Exhibit A to the Lease, between Lessor and Lessee, covering the Units delivered on the Closing Date or such Replacement Unit, as the case may be.

         "Lease Term" shall mean, with respect to any Unit, the Basic Term applicable to such Unit and all Renewal Terms applicable to such Unit.

         "Lender" shall mean and include each party described as a "Lender" under the Participation Agreement prior to the issuance of the Equipment Notes, and after such issuance, each registered holder from time to time of an Equipment Note issued under the Indenture.

         "Lenders' Commitment" shall have the meaning specified in Section 2.2(b) of the Participation Agreement.

         "Lessee" shall have the meaning specified in the first paragraph of the Lease.

         "Lessee Agreements" shall mean each of the Operative Agreements to which Lessee is a party.

         "Lessee Appraiser" shall have the meaning specified in Section 22.4 of the Lease.

         "Lessor" shall have the meaning specified in the first paragraph of the Lease.

         "Lessor Appraiser" shall have the meaning specified in Section 22.4 of the Lease.

         "Lessor's Liens" shall mean any Lien affecting, on or in respect of the Equipment, the Lease or the Trust Estate arising as a result of (a) claims against Lessor (in its individual capacity or as Owner Trustee) or any Owner Participant, not related to the transactions contemplated by the Operative Agreements, (b) acts or omissions of Lessor (in its individual capacity or as Owner Trustee) or any Owner Participant, not related to the transactions contemplated by the Operative Agreements or in breach of any covenant or agreement of such Person set forth in any of the Operative Agreements, (c) taxes imposed against Lessor (in its individual capacity or as Owner Trustee) or any Owner Participant or the Trust Estate which are not indemnified against by Lessee pursuant to the Participation Agreement or under the Tax Indemnity Agreement, except to the extent not due and payable or the amount or validity of which is being contested in good faith by appropriate proceedings so long as there is no material risk of the impairment of the Lien of the Indenture or the loss of the benefit of the Equipment to Lessee under the Lease or rights or ability of the Indenture Trustee to recover full and timely payments under the Lease or (d) claims against Lessor or any Owner Participant arising out of the transfer (whether voluntary or involuntary) by Lessor or any Owner Participant (without the consent of Lessee, the Indenture Trustee and the Lenders) of all or any portion of their respective interests in the Equipment, the Trust Estate or the Operative Agreements, other than a transfer pursuant to Sections 10, 11, 12, 15 or 22 of the Lease or pursuant to the Head Lease Documents.

         "Lien" shall mean any mortgage, pledge, security interest, lien, encumbrance or disposition of title.

         "Loan" shall mean any loan made by the Lenders to or for the account of the Owner Trustee pursuant to the Indenture.

         "Majority In Interest" shall mean, as of a particular date of determination, with respect to any action or decision of the holders of the Equipment Notes, the holders of more than 50% in aggregate principal unpaid amount of the Equipment Notes, if any, then outstanding which are affected by such decision or action (exclusive of any Equipment Notes then owned by the Owner Trustee, the Owner Participants, the Lessee, or any of their respective Affiliates, unless 100% in the aggregate principal unpaid amount of the Equipment Notes shall be held by one or more such parties).

         "Make-Whole Amount" with respect to any Loan, on any date of prepayment or acceleration with respect to the Equipment Notes or portion thereof issued with respect to such Loan, the excess, if any, of (i) the present value, as of such date of prepayment or acceleration, of the respective installments of principal of and interest (exclusive of the interest accrued through such date) on such Equipment Notes or portion thereof to be prepaid that, but for such prepayment or acceleration, would have been payable on the payment dates after such prepayment or acceleration over (ii) the principal amount of such Equipment Note or portion thereof to be prepaid or accelerated. Such present value shall be determined by discounting the amounts of such installments semi-annually from their respective payment dates to the date of prepayment or acceleration at a rate equal to the applicable Reinvestment Yield (as defined below) as of the date of such prepayment or acceleration plus 0.50%. "Reinvestment Yield" means, at any date of determination, with respect to an Equipment Note, the yield to maturity of either (i) the yield reported as of 10:00 A.M. (New York City time) on the Business Day preceding the date of determination on the display designated PX1 on the Bloomberg Financial Markets Screen (or such other display as may replace such displays on the Bloomberg service or specify the applicable data on any other generally available service) for actively traded U.S. Treasury securities having a constant maturity equal to the then remaining weighted average life to maturity of such Equipment Note (or portion thereof to be prepaid) as of the date of determination, or (ii) if such yields shall not be reported as of such time or the yields reported as of such time shall not be ascertainable, the Treasury Constant Maturity Series yields reported for the latest day for which such yields shall have been so reported as of the Business Day next preceding the date of determination in Federal Reserve Statistical Release H.15 (519) (or any comparable successor publication) for U.S. Treasury Securities having a constant maturity equal to the then remaining weighted average life to maturity of such Equipment Note (or portion thereof to be prepaid) as of the date of determination; provided, however, if no maturity exactly corresponding to the then remaining weighted average life to maturity of such Equipment Note shall appear therein, yields for the two most closely corresponding published maturities (one greater and one less than such weighted average life to maturity) shall be calculated pursuant to the foregoing sentence and the Reinvestment Yield shall be interpolated from such yields on a straight-line basis (rounding in each of such relevant periods, to the nearest month).

         "Manufacturer" shall mean each Person conveying good and marketable title with respect to any Equipment to Seller.

         "Master Purchase Agreement" shall have the meaning provided thereto in the Head Lease.

         "Mortgagee Waiver and Consent" shall mean each Mortgagee Waiver and Consent entered into in connection with the Overall Transaction by each mortgagee of the real property on which the Units are located, substantially in the form of Exhibit D to the Participation Agreement.

         "NationsBank" shall mean NationsBank, National Association, a national banking association.

         "Net Economic Return" shall mean both the net after-tax yield and total after-tax cash flow and the timing thereof expected by each of the original Owner Participants with respect to the Equipment and the Lease, utilizing the multiple investment sinking fund method of analysis and the same assumptions as used by such Owner Participants in making the computations of Basic Rent and Stipulated Loss Value initially specified in Schedules 2 and 3 to the Lease Supplement.

         "Notice of Delivery" shall have the meaning specified in Section 2.3(a) of the Participation Agreement.

         "Officer's Certificate" shall mean a certificate signed (a) in the case of a corporation by the Chairman of the Board of Directors, President, any Vice President, the Treasurer, an Assistant Treasurer, the Secretary or an Assistant Secretary of such corporation, (b) in the case of a partnership by the Chairman of the Board of Directors, the President or any Vice President, the Treasurer or an Assistant Treasurer of a corporate general partner and (c) in the case of a commercial bank or trust company, the Chairman or Vice Chairman of the Executive Committee or the Treasurer, any Trust Officer, any Vice President, any Executive or Senior or Second or Assistant Vice President, or any other officer or assistant officer customarily performing the functions similar to those performed by the persons who at the time shall be such officers, or to whom any corporate trust matter is referred because of his knowledge of and familiarity with the particular subject.

         "Operative Agreements" shall mean the Participation Agreement, the Bill of Sale, the Trust Agreement, the Equipment Notes, the Lease, each Lease Supplement, the Indenture, each Indenture Supplement, the Purchase Agreements, the Purchase Agreement Assignments, the Tax Indemnity Agreement, the Landlord Waiver and Consent, the Mortgagee Waiver and Consent, the Certificate of Acceptance and the Head Lease Documents and each other document, instrument or agreement to which any Participant, Trustee or Lessee is a party, or is granted rights, in each case in connection with the Overall Transaction.

         "Optional Modification" shall mean, for any Unit, as specified in
Section 9.2 of the Lease.

         "Overall Transaction" shall mean the financing and lease transactions contemplated by the Operative Agreements, including without limitation the acquisition of the Equipment under the Purchase Agreements.

         "Owner Participant Agreements" shall mean each of the Operative Agreements to which the Owner Participants are a party.

         "Owner Participants" shall mean NationsBank and AmSouth.

         "Owner  Participants'  Commitment"  shall have the meaning specified in
Section 2.2(a) of the Participation Agreement.

         "Owner Trust" or "Trust" shall mean the trust created by the Trust Agreement.

         "Owner Trustee" shall mean the Trust Company, not in its individual capacity but solely as Owner Trustee under the Trust Agreement and its successors thereunder.

         "Owner Trustee Agreements" shall mean the Trust Agreement and each of the other Operative Agreements to which Owner Trustee is a party.

         "Owner Trustee Bill of Sale" shall mean that certain quitclaim bill of sale dated the Closing Date executed by the Owner Trustee in favor of the Head Lessor.

         "Participants" shall mean the Lenders and the Owner Participants.

         "Participation Agreement" shall mean the Participation Agreement (Birmingham Steel Trust No. 97-1) dated as of September 30, 1997 among Lessee, the Owner Participants, the Owner Trustee, the Indenture Trustee and the Lenders which are parties thereto.

         "Parts" shall mean all appliances, parts, components, instruments, appurtenances, accessories, furnishings and other equipment of whatever nature which may from time to time be incorporated or installed in or attached to a Unit of Equipment or until replaced, if not so incorporated or installed, in accordance with the terms of Section 9.3 of the Lease.

         "Payment Date" shall mean each January 15 and July 15 of each year occurring during the Lease Term of the Lease, commencing on January 15, 1998; provided, that the last such Payment Date shall be November 10, 2012; provided, further, that if any such date shall not be a Business Day, then "Payment Date" shall mean the next succeeding Business Day.

         "Permitted Investments" shall mean (a) direct obligations of the United States of America and agencies thereof for which the full faith and credit of the United States of America is pledged, (b) obligations fully guaranteed by the United States of America, (c) certificates of deposit issued by, or bankers' acceptances of, or time deposits with, any bank, trust company or national banking association incorporated or doing business under the Laws of the United States of America or one of the States thereof having combined capital and surplus and retained earnings of at least $500,000,000 (including the Indenture Trustee and the Owner Trustee if such conditions are met) and having a rating assigned to the long-term unsecured debt of such institutions by Standard & Poor's Ratings Group and Moody's Investors Service, Inc. at least equal to AA and Aa2, respectively, (d) commercial paper of companies, banks, trust companies or national banking associations incorporated or doing business under the Laws of the United States of America or one of the States thereof and in each case having a rating assigned to such commercial paper by Standard & Poor's Ratings Group or Moody's Investors Service, Inc. (or, if neither such organization shall rate such commercial paper at any time, by any nationally recognized rating organization in the United States of America) equal to the highest rating assigned by such organization, and (e) a money market fund registered under the Investment Company Act of 1940, the portfolio of which is limited to the United States government obligations and United States agency obligations; provided, that if all of the above investments are unavailable, the entire amount to be invested may be used to purchase Federal Funds from an entity described in (c) above; provided, further, that no investment shall be eligible as a "Permitted Investment" unless the final maturity or date of return of such investment is 90 days or less from the date of purchase thereof.

         "Permitted Liens" shall mean, with respect to the Equipment: (a) the interests of the Head Lessor and Lessor under the Head Lease and the interest of Lessor under the Security Agreement; provided, however that in the event that the Head Lease is terminated in accordance with its terms, the interests of the Head Lessor under the Head Lease shall no longer constitute a Permitted Lien,
(b) the interests of Lessee and the Owner Trustee under the Lease and the Lease Supplements, (c) the interest of Lessee and any sublessee as provided in any sublease permitted pursuant to Section 21 of the Lease, (d) any Liens thereon for taxes, assessments, levies, fees and other governmental and similar charges not due and payable or the amount or validity of which is being contested in good faith by appropriate proceedings so long as there exists no material risk of sale, forfeiture, loss, or loss of or interference with use or possession of, any Unit or impairment of the Lien of the Indenture thereon, criminal sanctions arising therefrom or interference with the payment of Rent or the rights or ability of the Indenture Trustee to receive full and timely payments under the Lease and appropriate reserves with respect thereto are maintained in accordance with generally accepted accounting principles, (e) any Liens of mechanics, suppliers, materialmen, laborers, employees, repairmen and other like Liens arising in the ordinary course of Lessee's (or if a sublease is then in effect, any sublessee's) business securing obligations which are not due and payable or the amount or validity of which is being contested in good faith by appropriate proceedings so long as there exists no material risk of sale, forfeiture, loss, or loss of or interference with use or possession, of any Unit or impairment of the Lien of the Indenture thereon, criminal sanctions arising therefrom or interference with the payment of Rent or the rights or ability of the Indenture Trustee to receive full and timely payments under the Lease, (f) the Lien and security interest granted to the Indenture Trustee under and pursuant to the Indenture, if any, and the respective rights of the Lenders, the Indenture
Trustee, the Owner Participants and the Owner Trustee under the Operative Agreements, (g) Liens arising out of any judgment or award against Lessee (or any sublessee permitted pursuant to Section 21 of the Lease) with respect to which an appeal or proceeding for review being prosecuted in good faith and for the payment of which adequate reserves have been provided as required by generally accepted accounting principles or other appropriate provisions have been made and with respect to which there shall have been secured a stay of execution pending such appeal or proceeding for review and there exists no material risk of sale, forfeiture, loss, or loss of or interference with the use or possession, of any Unit or any interest therein or impairment of the Lien of the Indenture thereon, criminal sanctions arising therefrom or interference with the payment of Rent or the rights or ability of the Indenture Trustee to receive full and timely payments under the Lease, (h) salvage rights of insurers under insurance policies maintained pursuant to Section 12 of the Lease and (i) other Liens bonded to the reasonable satisfaction of the Owner Participants and the Indenture Trustee.

         "Permitted Subleases" shall have the meaning specified in Section 21 of the Lease.

         "Person" shall mean an individual, partnership, corporation, trust, limited liability company, association or unincorporated organization, and a government or agency or political subdivision thereof.

         "Prime Rate" shall mean the per annum rate of interest (computed on the basis of a 360-day year of twelve 30-day months) established from time to time by NationsBank as its prime rate, which rate may not be the lowest rate of interest charged by NationsBank to its customers.

         "Proceeds of Sale" shall mean the amount received by Lessor from any Third Party Purchaser of any Unit pursuant to a sale of such Unit to such Third Party Purchaser in accordance with Section 10 of the Lease.

         "Purchase Agreements" shall mean any purchase contract or purchase order assigned to the Owner Trustee pursuant to a Purchase Agreement Assignment.

         "Purchase Agreement Assignments" shall mean each Purchase Agreement Assignment (Birmingham Steel Trust No. 97-1) dated as of November 10, 1997 between Lessee and Lessor and consented to by the respective Manufacturer.

         "Real Property Lease" shall mean the Real Property Lease Agreement dated as of November 10, 1997 between The Industrial Development Board of The City of Memphis and County of Shelby, Tennessee and Lessee.

         "Renewal Term" or "Renewal  Terms" shall have the meaning  specified in
Section 22.3 of the Lease.

         "Rent" shall mean, for any Unit, all Basic Rent and Supplemental Rent therefor.

         "Replacement Unit" shall mean a Unit of Equipment which shall have been leased under the Lease pursuant to Section 11 thereof.

         "Required Modification" shall mean, for any Unit, as specified in
Section 9.1 of the Lease.

         "Responsible Officer" shall mean, with respect to the subject matter of any covenant, agreement or obligation of any party contained in any Operative Agreement, the Chairman of the Board of Directors, the President, or any Vice President, Treasurer, Assistant Treasurer or other officer, who in the normal performance of his operational responsibility would have knowledge of such matters and the requirements with respect thereto.

         "Return Date" shall mean, for any Unit of Equipment, the date determined in accordance with Section 6.1 of the Lease.

         "Sales Expenses" shall mean (a) all property, excise, sales, transfer and use taxes and other taxes (as such may be applicable to the sale or transfer of the Equipment), (b) all reasonable fees, costs and expenses of such sale or transfer of the Equipment (including without limitation reasonable fees, costs and expenses of attorneys or those associated with transportation, storage, security or insurance) incurred by Lessor and (c) any and all other amounts incurred in connection with such sale or transfer of the Equipment for which Lessor would be liable (if not paid) or which (if not paid) would constitute a Lien on the Equipment or any Unit.

         "Scheduled Closing Date" shall have the meaning specified in Section 2.6(b) of the Participation Agreement.

         "Securities Act" shall mean the Securities Act of 1933.

         "Security" shall have the same meaning as in Section 2(l) of the Securities Act.

         "Security Agreement" shall mean have the meaning provided thereto in the Head Lease.

         "Seller" shall mean the seller conveying good and marketable legal title in favor of Lessor with respect to any Equipment and executing the Bill of Sale (or such other evidence of title transfer in form and substance satisfactory to the Participants) in connection therewith.

         "Severable Modification" shall mean, for any Unit, as specified in
Section 9.2 of the Lease.

         "Significant Remedy" shall have the meaning provided thereto in Section 4.04(b) of the Indenture.

         "Stipulated Loss Value" shall mean for any Unit as of any date of determination the amount determined by multiplying the Equipment Cost for such Unit by the relevant percentage specified in Schedule 3 to the Lease Supplement pertaining to such Unit. Stipulated Loss Value as of any date of determination
(a) shall not include any Basic Rent payable on such date and (b) in all cases shall be an amount not less than the outstanding principal balance owed with respect to the applicable Equipment Notes.

         "Storage  Period" shall mean, for any Unit of Equipment as specified in
Section 6.3 of the Lease.

         "Subsidiary" of any Person shall mean any corporation, association, or other business entity of which more than 50% (by number of votes) of the voting stock at the time outstanding shall at the time be owned, directly or indirectly, by such Person or by any other corporation, association or trust which is itself a Subsidiary within the meaning of this definition, or collectively by such Person and any one or more such Subsidiaries.

         "Supplemental Agreement" shall have the meaning provided thereto in the Head Lease.

         "Supplemental Agreement Event of Default" shall have the meaning of "Event of Default" under the Supplemental Agreement.

         "Supplemental Rent" shall mean all amounts, liabilities and obligations (other than Basic Rent thereunder) which Lessee is obligated to pay under the Operative Agreements to or on behalf of any of the other parties thereto, including, but not limited to, Stipulated Loss Value payments thereunder, an amount equal to Make-Whole Amount, if any, payable in accordance with Section
3.3 of the Lease, and indemnity payments.

         "Tax Authority" shall have the meaning specified in Section 7.1(b) of the Participation Agreement.

         "Tax Indemnitee" shall have the meaning specified in Section 7.1(a) of the Participation Agreement.

         "Tax Indemnity Agreement" shall mean the Tax Indemnity Agreement (Birmingham Steel Trust No. 97-1) dated as of September 30, 1997 among Lessee and the Owner Participants.

         "Taxes" shall have the meaning specified in Section 7.1(b) of the Participation Agreement.

         "Ten-Day Period" shall have the meaning specified in Section 4.04(a) of the Indenture.

         "Termination Date" shall mean, for any Unit, as specified in Section
10.1 of the Lease.

         "Third Party Purchaser" shall mean a purchaser of any Unit which is financially capable of purchasing such Unit, is reasonably acceptable to Lessor and is not an Affiliate or Subsidiary of Lessee.

         "Total Equipment Cost" shall mean the sum of the Equipment Costs for all Units.

         "Transaction Costs" shall have the meaning specified in Section 2.5(a) of the Participation Agreement.

         "Transferee" shall have the meaning specified in Section 6.1(a) of the Participation Agreement.

         "Tribunal" shall mean any state, commonwealth, federal, foreign, territorial or other court or governmental body or subdivision, agency, department, commission, board, bureau or instrumentality of any governmental body.

         "Trust" shall mean the trust created by the Trust Agreement.

         "Trust Agreement" shall mean that certain Trust Agreement (Birmingham Steel Trust No. 97-1) dated as of September 30, 1997 among the Owner Participants and First Security Bank, National Association.

         "Trust Company" shall mean PNC Bank, Kentucky, Inc., a bank organized and existing under the Laws of the Commonwealth of Kentucky.

         "Trust Estate" shall have the meaning specified in Section 1.1 of the Trust Agreement.

         "Trust Indenture Act" shall mean the Trust Indenture Act of 1939.

         "Trustees" shall mean the Owner Trustee and the Indenture Trustee.

         "Unit" shall mean each unit or item of Equipment.

Exhibit 10.3


            LEASE SUPPLEMENT (Birmingham Steel Trust No. 97- 1) NO. 1

                             Dated November 10, 1997

                                     between

                            PNC BANK, KENTUCKY, INC.,
       not in its individual capacity except as expressly provided herein but solely as Owner Trustee, Lessor

                                       and

                          BIRMINGHAM STEEL CORPORATION,
                                     Lessee



                  CERTAIN OF THE RIGHT, TITLE AND INTEREST OF LESSOR IN AND TO THIS LEASE SUPPLEMENT, THE EQUIPMENT COVERED HEREBY AND THE RENT DUE AND TO BECOME DUE UNDER THE LEASE HAVE BEEN ASSIGNED AS COLLATERAL SECURITY TO, AND ARE SUBJECT TO A SECURITY INTEREST IN FAVOR OF, FIRST UNION NATIONAL BANK, NOT IN ITS INDIVIDUAL CAPACITY BUT SOLELY AS INDENTURE TRUSTEE UNDER A TRUST INDENTURE AND SECURITY AGREEMENT (BIRMINGHAM STEEL TRUST NO. 97-1), DATED AS OF SEPTEMBER 30,1997, BETWEEN SAID INDENTURE TRUSTEE, AS SECURED PARTY, AND LESSOR, AS DEBTOR. INFORMATION CONCERNING SUCH SECURITY INTEREST MAY BE OBTAINED FROM THE INDENTURE TRUSTEE AT ITS ADDRESS SET FORTH IN SECTION 20 OF THE LEASE. SEE
SECTION 13 HEREOF FOR INFORMATION CONCERNING THE RIGHTS OF THE HOLDER OF THE CHATTEL PAPER ORIGINAL COPY HEREOF AND THE HOLDERS OF THE VARIOUS OTHER COUNTERPARTS HEREOF.

            LEASE SUPPLEMENT (Birmingham Steel Trust No. 97- 1) NO. 1

        LEASE SUPPLEMENT (Birmingham Steel Trust No. 97- 1) NO. 1 dated November 10, 1997 (as amended, modified, supplemented, restated and/or replaced from time
to time, this "Lease Supplement") between PNC BANK, KENTUCKY, INC.,   not in its
individual capacity except as expressly), provided Herein but solely as Owner Trustee (together with its successors and permitted assigns hereunder, the "Lessor") under the Trust Agreement, and BIRMINGHAM STEEL CORPORATION, a Delaware corporation (together with its successors and permitted assigns hereunder, the "Lessee");

                                   WITNESSETH:

         Lessor and Lessee have heretofore entered into that certain Equipment Lease Agreement (Birmingham Steel Trust No. 97- 1) dated as of September 30, 1997 (as amended, modified, supplemented, restated and/or replaced from time to time, the "Lease"). The Lease provides for the execution and delivery of a Lease Supplement substantially in the form hereof for the purpose of confirming the acceptance and lease of the Units under the Lease as and when delivered by Lessor to Lessee in accordance with the terms thereof. Unless otherwise defined herein, capitalized terms used herein shall have the meanings specified in Appendix A to the Lease;

        NOW, THEREFORE, in consideration of the premises and other good and sufficient consideration, Lessor and Lessee hereby agree as follows:

                  1 . Lessee hereby acknowledges and confirms that it has approved the Units identified on Schedule 1 (collectively, the "Equipment") hereto at the time and on the date set forth in the Certificate of Acceptance.

                  2. Lessor hereby confirms delivery and lease to Lessee, and Lessee hereby confirms acceptance and lease from Lessor, under the Lease as hereby supplemented, of the Equipment.

                  3. Lessee hereby represents and warrants that no Event of Loss has occurred with respect to the Equipment as of the date hereof.

                  4.  The  aggregate   Equipment   Cost  for  the  Equipment  is
$75,000,000 and the Equipment Cost with respect to each Unit subject to the Lease pursuant this Lease Supplement is set forth on Schedule 1 hereto.

                  5. The Basic Rent for the Equipment is an amount computed in accordance with Schedule 2.

                  6. The Stipulated Loss Value for the Equipment is an amount computed in accordance with Schedule 3.

                  7. The Basic Term Commencement Date for the Equipment is November 10, 1997.

                  8. The Basic Term Expiration Date for the Equipment is November 10, 2012.

                  9. The Early Buy-Out Date for the Equipment is the first Payment Date set forth on the Schedule 4 hereto.

                  10. Lessee hereby confirms its agreement, in accordance with the Lease as supplemented by this Lease Supplement to pay Rent to Lessor for each Unit leased hereunder as provided for in the Lease.

                  11. Any and all notices, requests, certificates and other instruments executed and delivered after the execution and delivery of this Lease Supplement may refer to the "Equipment Lease Agreement, dated as of September 30, 1997", the "Lease Agreement, dated as of September 30, 1997," or the "Lease, dated as of September 30, 1997," or may identify the Lease in any other respect without making specific reference to this Lease Supplement, but nevertheless all such references shall be deemed to include this Lease Supplement, unless the context shall otherwise require.

                  12. This Lease Supplement shall be construed in connection with and as part of the Lease, and all terms, conditions and covenants contained in the Lease shall be and remain in full force and effect.

                  13. This Lease Supplement may be executed in any number of counterparts, each executed counterpart constituting an original and in each case such counterparts shall constitute but one and the same instrument provided, however that to the extent that this Lease Supplement constitutes chattel paper (as such term is defined in the Uniform Commercial Code) no security interest in this Lease Supplement may be created through the transfer or possession of any counterpart hereof other than the counterpart bearing the receipt therefor executed by the Indenture Trustee on the signature page hereof, which counterpart shall constitute the only cc original" hereof for purposes of the Uniform Commercial Code.

                  14. This Lease Supplement shall in all respects be governed by, and construed in accordance with, the Laws of the State of New York, including all matters of construction, validity and performance.

                  15. This Lease Supplement shall be construed in connection with and as part of the Lease, and all terms, conditions and covenants contained in the Lease (a) are hereby incorporated herein by reference as though restated in their entirety and (b) shall be and remain in full force and effect.

         IN WITNESS WBEREOF, Lessor and Lessee have caused this Lease Supplement to be duly executed and delivered on the day and year first above written.

                                     LESSOR:

                                     PNC BANK, KENTUCKY, INC., not in its
                                     individual capacity, but solely as Owner
                                     Trustee


                                     By:/s/W. Michael Hanks
                                     Name: W. Michael Hanks
                                     Title: Vice President


                                     LESSEE:

                                     BIRMINGHAM STEEL CORPORATION


                                     By:/s/James F. Tierney
                                     Name: James F. Tierney
                                     Title: Treasurer

                                   Schedule 1

                          Birmingham Steel Corporation

                                   Memphis, TN
                                 Equipment List


VENDOR                                      EQUIPMENT*                          TOTAL COST
Voest-Alpine Industries, Inc.           1   150-ton finger shaft furnace       $27,959,436
                                        1   150-ton  ladle  furnace
                                        1   Vacuum  tank degasser
                                        1   5-strand  continuous  bloom caster
                                        1   Fume control system

United McGill Corporation               1   Electrostatic Precipitator             935,938

Bricmont, Inc.                          1   Walking beam reheat furnace          4,983,628

Danieli                                 1   9-stand billet reduction mill       15,420,836

Steltech, LTD                           1   Metallurgical test laboratory          254,469
                                        1   Macroetcher                            158,280

Herzog Corporation                      1   Spectrometer and metallurgy            748,140
                                            lab equipment

ABB Industrial Systems, Inc.            1   5OOkV Substation                     9,852,031
                                        1   13.8kV Substation                    1,082,003
                                        1   Harmonic Filter Banks                1,221,452
                                        2   120 MVA Arc Furnace                  5,640,056
                                            transformers with two reactors

Systems Engineering                     1   Alloy/DRI/Flux Material              5,191,172
                                            Handling System

Sumitomo Metal Industries               1   Mold level control system              756,742
                                        1   Breakout detection system              337,472

Babcock & Wilcox                        1   Boiler for vacuum tank degasser        458,345

                                                                               $75,000,000


*In each case together with all appliances, parts, components, instruments, appurtenances, accessories, furnishings and/or other equipment or property incorporated in or installed on or attached to said equipment, fixtures, supplies and personal property.

             Schedule 2 to Lease Supplement No. 1 (Birmingham Steel
                                Trust No.97 - 1)

                          Basic Rent

     Rent Payment Date                Basic Rent Percentage*
         Nov 10 1997                       0.00000000%
         Jan 15 1998                       1.59967559%
         Jul 15 1998                       4.42987089%
         Jan 15 1999                       4.42987089%
         Jul 15 1999                       4.42987089%
         Jan 15 2000                       4.42987089%
         Jul 15 2000                       4.42987089%
         Jan 15 2001                       4.42987089%
         Jul 15 2001                       4.42987089%
         Jan 15 2002                       4.42987089%
         Jul 15 2002                       4.42987089%
         Jan 15 2003                       4.42987089%
         Jul 15 2003                       4.42987089%
         Jan 15 2004                       4.42987089%
         Jul 15 2004                       4.42987089%
         Jan 15 2005                       4.42987089%
         Jul 15 2005                       5.37213165%
         Jan 15 2006                       5.37213165%
         Jul 15 2006                       5.37213165%
         Jan 15 2007                       5.37213165%
         Jul 15 2007                       5.37213165%
         Jan 15 2008                       5.37213165%
         Jul 15 2008                       5.37213165%
         Jan 15 2009                       5.37213165%
         Jul 15 2009                       5.37213165%
         Jan 15 2010                       5.37213165%
         Jul 15 2010                       5.37213165%
         Jan 15 2011                       5.37213165%
         Jul 15 2011                       5.37213165%
         Jan 15 2012                       5.37213165%
         Jul 15 2012                       5.37213165%
         Nov 10 2012                       3.46252009%

      *Expressed as a percentage of Equipment Cost.

             Schedule 3 to Lease Supplement No. 1 (Birmingham Steel
                                 Trust No. 97-1)

                      Stipulated Loss Value

      Rent Payment Date          Stipulated Loss Value Percentage*

         Nov 10 1997                       101.64758205
         Jan 15 1998                       101.58360606
         Jul 15 1998                       101.27744524
         Jan 15 1999                       100.68672353
         Jul 15 1999                        99.85037998
         Jan 15 2000                        98.77842141
         Jul 15 2000                        97.52060467
         Jan 15 2001                        96.08661988
         Jul 15 2001                        94.50998279
         Jan 15 2002                        92.80038627
         Jul 15 2002                        90.97056754
         Jan 15 2003                        89.00938319
         Jul 15 2003                        86.92210781
         Jan 15 2004                        84.69815043
         Jul 15 2004                        82.35797166
         Jan 15 2005                        79.92853019
         Jul 15 2005                        76.49494857
         Jan 15 2006                        73.01919060
         Jul 15 2006                        69.50214988
         Jan 15 2007                        65.96108782
         Jul 15 2007                        62.38433403
         Jan 15 2008                        58.79035340
         Jul 15 2008                        55.16676399
         Jan 15 2009                        51.53380797
         Jul 15 2009                        47.85936046
         Jan 15 2010                        44.03802013
         Jul 15 2010                        40.05950119
         Jan 15 2011                        35.92266672
         Jul 15 2011                        31.60999081
         Jan 15 2012                        27.18355303
         Jul 15 2012                        22.75730316
         Nov 10 2012                        20.00000000

        *Expressed as a percentage of Equipment Cost.

             Schedule 4 to Lease Supplement No. 1 (Birmingham Steel
                                Trust No. 97- 1)


                                  EBO Schedule


         Payment Date                     EBO Percentage*

         Jul 15 2009                       26.42770208%
         Sep 15 2009                        7.59472847%
         Dec 15 2009                        7.59472847%
         Apr 15 2010                        1.44121145%
                                           -------------
                                           43.05837047%




*Expressed as a percentage of Equipment Cost.