Form 10-Q
period 1998-03-31
BIRMINGHAM STEEL CORP
filed 1998-05-14
CIK 779334

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 1998

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 29,779,976 Shares of Common Stock, Par Value $.01 Outstanding at March 8, 1998.

                          Birmingham Steel Corporation
                          Consolidated Balance Sheets
                    (in thousands, except number of shares)


                                                   March 31, 1998  June 30, 1997
                                                    (Unaudited)      (Audited)
                                                   -------------- --------------
ASSETS

Current assets:
  Cash and cash equivalents                         $     4,243    $       959
  Accounts receivable, net of allowance
    for doubtful accounts of $1,975 at
    March 31, 1998 and $1,797 at June 30, 1997          133,567        129,476
  Inventories                                           198,799        208,595
  Other                                                  36,922         27,834
                                                    -----------    -----------
       Total current assets                             373,531        366,864

 Property, plant and equipment
  Land and buildings                                    257,761        199,363
  Machinery and equipment                               649,201        572,802
  Construction in progress                               55,366        162,957
                                                    -----------    -----------
                                                        962,328        935,122
  Less accumulated depreciation                        (209,235)      (173,554)
                                                    -----------    -----------
       Net property, plant and equipment                753,093        761,568

Excess of cost over net assets acquired                  45,351         50,089
Other assets                                             64,804         32,468
                                                    -----------    -----------

       Total assets                                 $ 1,236,779    $ 1,210,989
                                                    ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable                                     $    15,000    $         -
  Accounts payable                                       87,739         94,273
  Accrued interest payable                                7,121          2,068
  Accrued operating expenses                             10,845          7,503
  Accrued payroll expenses                                8,145          7,387
  Income taxes payable                                      169            170
  Other current liabilities                              25,915         26,581
  Current portion of long-term debt                          88              -
                                                    -----------    -----------

       Total current liabilities                        155,022        137,982

Deferred income taxes                                    57,561         54,352

Deferred compensation and rent                            7,357          5,933

Long-term debt less current portion                     534,316        526,056

Minority interest in subsidiary                          13,875         15,118

Commitments and contingencies                                 -              -

Stockholders' equity:
  Preferred stock, par value $.01;
  authorized 5,000,000 shares                                 -              -
  Common stock, par value $.01;
    authorized: 75,000,000 shares;
    issued and outstanding: 29,760,476
    at March 31, 1998 and 29,735,815 at
    June 30, 1997                                           298            297
  Additional paid-in capital                            331,585        331,139
  Treasury stock, 103,749 and 55,342
     shares at March 31, 1998 and
     June 30, 1997, respectively, at cost                (1,710)          (996)
  Unearned compensation                                  (1,027)        (1,425)
  Retained earnings                                     139,502        142,533
                                                    -----------    -----------

       Total stockholders' equity                       468,648        471,548
                                                    -----------    -----------

       Total liabilities and stockholders' equity   $ 1,236,779    $ 1,210,989
                                                    ===========    ===========

                            See accompanying notes.

                          Birmingham Steel Corporation
                     Consolidated Statements of Operations
                (in thousands, except per share data; unaudited)



                                                Three months ended         Nine months ended
                                                      March 31,                March 31,
                                               ----------------------    --------------------

                                                  1998         1997        1998        1997
                                               ---------    ---------    --------   ---------

Net sales                                      $ 298,199    $ 257,858    $853,199   $701,420

Cost of sales:
  Other than depreciation and amortization       254,893      223,675     728,007    601,295
  Depreciation and amortization                   14,778       12,155      40,393     33,743
                                               ---------    ---------    --------   --------
  Gross profit                                    28,528       22,028      84,799     66,382


Pre-operating/start-up costs                      14,648        6,557      23,753      9,091
Selling, general and administrative               12,168       10,490      34,063     26,852
Interest                                           8,160        5,677      20,740     14,310
                                               ---------    ---------    --------   --------
                                                  (6,448)        (696)      6,243     16,129


Other income (expense), net                       (1,072)         664       2,555      4,511
Minority interest in loss of subsidiary              430        1,039       1,243      1,160
                                               ---------    ---------    --------   --------


Income (loss) before income taxes                 (7,090)       1,007      10,041     21,800


Provision for (benefit from) income taxes         (2,942)         413       4,167      8,938
                                               ---------    ---------    --------   --------


   Net income (loss)                           $  (4,148)   $     594    $  5,874   $ 12,862
                                               =========    =========    ========   ========


Weighted average shares outstanding               29,654       29,423      29,683     28,896
                                               =========    =========    ========   ========


Earnings (loss) per share, basic and diluted   $   (0.14)   $    0.02    $   0.20   $   0.45
                                               =========    =========    ========   ========


Dividends declared per share                   $    0.10    $    0.10    $   0.30   $   0.30
                                               =========    =========    ========   ========

                            See accompanying notes.

                          Birmingham Steel Corporation
                      Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                     Nine Months Ended
                                                                         March 31,
                                                                --------------------------
                                                                   1998           1997
                                                                (Unaudited)    (Unaudited)
                                                                -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                    $     5,874    $  12,862
  Adjustments to reconcile net income to net
    cash provided by (used in) operating activities:
      Depreciation and amortization                                  40,393       33,743
      Provision for doubtful accounts receivable                          -           15
      Deferred income taxes                                           3,209         (780)
      Gain on sale of 50% equity in scrap subsidiary                      -       (1,746)
      Minority interest in loss of subsidiary                        (1,243)      (1,160)
      Loss from equity investments                                    4,881            -
      Other                                                             639          824
  Changes in operating  assets and  liabilities,
    net of effects  from  business
    acquisitions:
      Accounts receivable                                            (4,091)     (20,456)
      Inventories                                                     9,796        9,865
      Prepaid expenses                                               (2,340)        (371)
      Other current assets                                           (7,010)      (4,606)
      Accounts payable                                               (4,471)     (24,392)
      Income taxes payable                                                -         (369)
      Other accrued liabilities                                       9,448      (17,666)
      Deferred compensation                                             924          152
                                                                -----------    ---------

      Net cash provided by (used in) operating activities            56,009      (14,085)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment (including
    expenditures reimburseable under lease agreement)              (122,679)    (144,581)
  Proceeds from lease agreement                                      75,000            -
  Payment for business acquisition                                        -      (43,309)
  Proceeds from disposal of property,
    plant and equipment                                              17,357          108
  Proceeds from sale of 50% equity in scrap subsidiaries                 65        5,372
  Investment in scrap subsidiary                                          -       (9,250)
  Equity investment in Laclede Steel Company                        (15,003)           -
  Equity investment in American Iron Reduction, LLC                 (20,000)           -
  Additions to other non-current assets                              (5,201)     (21,530)
  Reductions in other non-current assets                              4,220          662
                                                                -----------    ---------

      Net cash used in investing activities                         (66,241)    (212,528)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net short-term borrowings and repayments                           15,000            -
  Proceeds from issuance of long-term debt                            1,500       26,000
  Borrowings under revolving credit facility                      1,597,246      266,505
  Payments on revolving credit facility                          (1,590,398)     (81,536)
  Proceeds from issuance of common stock                                126       19,498
  Purchase of treasury stock                                         (1,053)           -
  Cash dividends paid                                                (8,905)      (8,694)
                                                                -----------    ---------

      Net cash provided by financing activities                      13,516      221,773
                                                                -----------    ---------

Net increase (decrease) in cash and cash equivalents                  3,284       (4,840)

Cash and cash equivalents at:
  Beginning of period                                                   959        6,663
                                                                -----------    ---------

  End of period                                                 $     4,243    $   1,823
                                                                ===========    =========


Supplemental cash flow disclosures:
  Cash paid during the period for:
    Interest (net of amounts capitalized)                       $    15,770    $   9,868
    Income taxes                                                      6,347        8,209


                                  See accompanying notes.

                          BIRMINGHAM STEEL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 1998 and 1997

1. Description of the Business and Significant Accounting Policies


Description of the Business

Birmingham Steel Corporation (the Company) operates steel mini-mills in the United States producing steel reinforcing bar, merchant products and special quality bar, rod and wire. The Company operates in one industry segment and sells to third parties primarily in the construction and automotive industries throughout the United States and Canada.


Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal and recurring nature. All significant intercompany accounts and transactions have been eliminated.


Inventories

Inventories are stated at the lower of cost or market value. The cost of inventories is determined using the first-in, first-out method.


Pre-Operating/Start-up Costs

Pre-operating/start-up costs consist of non-capitalized costs incurred prior to a facility reaching commercial production levels.


Earnings Per Share

In the second quarter of fiscal 1998, the Company adopted Financial Accounting Standards Board Statement No. 128, "Earnings per Share". Basic earnings per share is computed using the weighted average number of outstanding common shares for the period. Diluted earnings per share is computed using the weighted average number of outstanding common shares and any dilutive equivalents. Prior year earnings per share amounts have been recalculated in conformance with the current year presentation with no effect on prior years.

Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.


2. Business Acquisitions and Joint Ventures

On September 26, 1997, Midwest Holdings Inc., a wholly owned subsidiary of the Company, purchased 24.9% of the outstanding common shares and 44.0% of the outstanding non-voting convertible preferred shares of Laclede Steel Company (Laclede) for a purchase price of approximately $14,953,000, bringing the Company's total investment in Laclede to 25.4% when combined with shares previously owned. The investment in Laclede, a manufacturer of carbon and alloy steel products including pipe, hot rolled and wire products and welded chain, may ultimately provide the Company with an opportunity to participate in new product markets. The investment in Laclede is accounted for in accordance with the equity method.

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

    Current assets                                          $31,667
    Property, plant and equipment                            63,400
    Other non-current assets, primarily
      goodwill                                                9,964
                                                           --------
    Total assets acquired                                   105,031

    Fair value of liabilities assumed                       (44,257)
    Minority interest                                       (17,465)
                                                           --------
    Total purchase price                                   $ 43,309
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

On September 18, 1996, the Company entered into an agreement with Raw Materials Development Co., Ltd., an affiliate of Mitsui & Co., Ltd. forming Pacific Coast Recycling, LLC (Pacific Coast), a 50/50 joint venture established to operate in southern California as a collector, processor and seller of scrap. The Company made equity investments in Pacific Coast of approximately $7,500,000 on December 27, 1996 and $1,750,000 on January 23, 1997. Pacific Coast is accounted for using the equity method. On December 27, 1996, Pacific Coast purchased certain assets from the estate of Hiuka America Corporation and its affiliates with a minimum annual scrap processing capacity of approximately 600,000 tons. Pacific Coast is utilizing the facility at the Port of Long Beach to export scrap. At March 31, 1998, the Company had current and non-current loans outstanding to Pacific Coast in the amount of $10,300,000 and $10,000,000 respectively.

On August 30, 1996, the Company entered into an Equity Contribution Agreement with American Iron Reduction, L.L.C. (AIR), a 50 percent owned subsidiary of the Company, for the purpose of constructing a direct reduced iron (DRI) facility in Louisiana. Under the Equity Contribution Agreement, the Company is required to make an equity contribution to AIR of not less than $20,000,000 and not more than $27,500,000. In the second and third quarters of fiscal 1998, the Company made equity contributions totaling approximately $20,000,000 to AIR. The Company also entered into a DRI Purchase Agreement with AIR on August 30, 1996, whereby the Company will purchase a minimum of 600,000 metric tons of DRI annually. The DRI purchased will be utilized primarily at the Memphis melt shop as a substitute for premium, low-residual scrap. The DRI facility began operations in January, 1998.

3. Inventories

Inventories were valued as summarized in the following table (in thousands):

                                                  March 31,        June 30,
                                                    1998            1997
                                                  --------        --------
   At lower of cost
    (first-in, first-out)
    or market:
     Raw materials and mill supplies              $ 52,687       $ 51,832
     Work-in-progress                               58,162         71,693
     Finished goods                                 87,950         85,070
                                                  --------       --------
                                                  $198,799       $208,595
                                                  ========       ========

4. Borrowing Arrangements

The Company has a five year, unsecured revolving credit agreement whereby the Company may borrow up to $300,000,000 with interest at market rates mutually agreed upon by the Company and the lender or at other contractual borrowing rates. Approximately $100,595,000 was available under this credit facility at March 31, 1998.

Under two line of credit arrangements for short-term borrowings, the Company may borrow up to $35,000,000 with interest at market rates mutually agreed upon by the Company and the lender. At March 31, 1998, $20,000,000 was available under these credit facilities.


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

For the third quarter of fiscal 1998, the Company reported a loss of $4,148,000, or $.14 per share, basic and diluted, compared with earnings of $594,000, or $.02 per share in the third quarter of fiscal 1997.

For the nine months ended March 31, 1998, the Company reported earnings of $5,874,000, compared with $12,862,000 in the prior year comparable period. Earnings per share, basic and diluted, for the nine month period of fiscal 1998 were $.20, compared with $.45 in the prior year period.


Net Sales

The Company reported net sales of $298,199,000 in the third quarter of fiscal 1998, up 16 percent from $257,858,000 reported in the third period of fiscal 1997. In the third quarter, the Company achieved record steel shipments of 860,000 tons, up 15 percent from 747,000 tons reported in the third quarter of fiscal 1997.

For the nine months ended March 31, 1998, the Company reported net sales of $853,199,000, up 22 percent from $701,420,000 in the same period of the prior year. Total shipments for the nine month period of the current year were 2,499,000 tons, up 23 percent from 2,025,000 tons in the same period last year.


Cost of Sales

As a percentage of net sales, cost of sales (other than depreciation and amortization) declined to 85.5% compared with 86.7% in the third quarter last year. The decline resulted from increased shipment volumes and improved conversion costs.

For the nine months ended March 31, 1998, cost of sales as a percentage of net sales was 85.3%, compared with 85.7% in the same period last year.

Average billet costs (yielded) at the Company's SBQ facilities in Cleveland were $350 per ton in the third quarter this year, compared with $367 in the same period last year. The lower billet costs are primarily attributable to increased purchases of lower priced industrial quality billets from affiliates.

Rebar/merchant conversion costs were $122 per ton for the third quarter of fiscal 1998, down from $125 per ton in the immediately preceding quarter and $130 per ton in the third quarter of fiscal 1997. Conversion costs at the Company's SBQ facility fell to $57 per ton, compared with $70 per ton in the second quarter and $71 per ton in the prior year third quarter. The Company set melting and rolling production records during the third quarter of fiscal 1998, contributing to the decline in conversion costs.

Depreciation and amortization was $14,778,000 in the third quarter of fiscal 1998, compared with $12,155,000 in the prior year period. For the nine month period of fiscal 1998, depreciation and amortization totaled $40,393,000, up from $33,743,000 reported for the same period last year. The increase is primarily attributable to the recognition of depreciation expense on assets placed into service during the last quarter of fiscal 1997 and in the first three quarters of fiscal 1998.


Pre-operating/Start-up Costs

Pre-operating/start-up costs amounted to $14,648,000 for the third quarter, compared with $6,557,000 in the third quarter of last year. The current quarter charges relate primarily to pre-operating/start-up costs at the Memphis, Tennessee melt shop which began operations in November, 1997 and start-up costs associated with the Company's direct reduced iron (DRI) joint venture in Louisiana which began operations in January, 1998. The charges for the same period a year ago relate primarily to pre-operating/start-up costs following the acquisition of the Cartersville, Georgia facility in December, 1996 and non-capitalized charges incurred during the construction of the Memphis, Tennessee melt shop.

For the nine months ended March 31, 1998, pre-operating/start-up costs amounted to $23,753,000 compared with $9,091,000 for the same period a year ago. The current year charges primarily relate to the Memphis melt shop and DRI joint venture discussed above. The prior year charges relate to pre-operating costs at the Memphis, Tennessee facility and start-up expenses incurred at the Cartersville, Georgia facility and the bar mill in Cleveland, Ohio which began operations in July, 1996.


Selling, General and Administrative Expenses ("SG&A")

SG&A amounted to $12,168,000 in the third quarter compared with $10,490,000 in the third quarter last year. As a percent of sales, SG&A was 4.1 percent in the third quarter, unchanged from the prior year period.

For the nine months ended March 31, 1998, SG&A amounted to $34,063,000 compared with $26,852,000 in the same period last year. As a percent of sales, year-to-date SG&A were 4.0 percent, compared with 3.8 percent last year.

The change in SG&A is primarily attributable to increased salaries and benefits and various SG&A expenses at the Cartersville, Georgia facility of Birmingham Southeast, LLC, which was acquired in December 1996, the Memphis, Tennessee facility which began operations in November 1997 and new administrative personnel hired to support increased sales volumes and information technology systems and programs.

Interest Expense

Interest expense increased to $8,160,000 in the third quarter of the current year compared with $5,677,000 reported last year, due to increased borrowings on the Company's long-term credit facility in the current quarter and a decline in capitalized interest. In the third quarter of fiscal 1998, the Company capitalized approximately $592,000 in interest related to construction projects, compared with approximately $2,113,000 in the same period last year.

For the nine months ended March 31, 1998, interest expense increased to $20,740,000, compared with $14,310,000 in the prior year due to interest associated with increased borrowings on the long-term credit facility completed in March, 1997 and the $26 million industrial revenue bond completed in October, 1996. The Company capitalized approximately $5,624,000 in interest related to construction projects in the nine month period ended March 31, 1998, compared with approximately $5,648,000 in the same period a year ago.

Income Taxes

Effective income tax rates for the nine months ended March 31, 1998 and 1997 were 41.5% and 41.0% respectively.

Liquidity and Capital Resources

Operating Activities:

For the nine months ended March 31, 1998, net cash provided by operating activities was $56.0 million, compared with net cash used in operating activities of $14.1 million in the third quarter a year ago. The favorable increase in cash flow was due to an increase in deferred income taxes and changes in operating assets and liabilities, primarily accounts receivable, accounts payable and other accrued liabilities.


Investing Activities:

Net cash used in investing activities was $66.2 million at March 31, 1998, compared with $212.5 million last year. On November 10, 1997, the Company completed a 15 year operating lease agreement and received $75 million in cash for equipment located at the Company's Memphis, Tennessee melt shop which was previously reflected in construction in progress.

In the second quarter of fiscal 1998, the Company completed the sale of idle properties located in Norfolk, Virginia and Emeryville, California. The Company entered into an agreement with a third party whereby the third party assumed environmental liability for the cleanup and sale of the Norfolk, Virginia property. Under the terms of the contract, the Company placed an amount into escrow which approximates the environmental reserve for cleanup of the property. The Emeryville, California property was sold for approximately $13.6 million. Disposal of the two properties resulted in a pre-tax gain of approximately $2.1 million.

On October 15, 1997, the Company sold its idle rolling mill in Cartersville, Georgia, acquired in December 1996, for $1.6 million and recognized a pre-tax gain of approximately $1.2 million.

On September 26, 1997, Midwest Holdings Inc., a wholly owned subsidiary of the Company, purchased 24.9% of the outstanding common shares and 44.0% of the outstanding non-voting convertible preferred shares of Laclede Steel Company (Laclede) for a purchase price of approximately $15.0 million, bringing the Company's total investment in Laclede to 25.4% when combined with shares previously owned. The investment in Laclede, a manufacturer of carbon and alloy steel products including pipe, hot rolled and wire products and welded chain, may ultimately provide the Company with an opportunity to participate in new product markets. The investment in Laclede is accounted for in accordance with the equity method.

On August 30, 1996, the Company entered into an Equity Contribution Agreement with American Iron Reduction, L.L.C. (AIR), a 50 percent owned subsidiary of the Company, for the purpose of constructing a direct reduced iron (DRI) facility in Louisiana. Pursuant to the Equity Contribution Agreement, the Company is required to make an equity contribution to AIR of not less than $20.0 million and not more than $27.5 million. During the second and third quarters of the current year, the Company made equity contributions of approximately $11.4 million and $8.6 million, respectively, to AIR. The Company also entered into a DRI Purchase Agreement with AIR on August 30, 1996, whereby the Company will purchase a minimum of 600,000 metric tons of DRI annually. The DRI purchased by the Company will be utilized primarily as feedstock at the new Memphis melt shop. The DRI facility began start-up operations in January, 1998.

On November 15, 1996, the Company entered into a Contribution Agreement with Atlantic Steel Industries, Inc. (Atlantic) and IVACO, Inc., the parent of Atlantic, pursuant to which the Company and Atlantic formed Birmingham Southeast, LLC (Birmingham Southeast), a limited liability company owned 85 percent by Birmingham East Coast Holdings, a wholly owned subsidiary of the Company, and 15 percent by a subsidiary of IVACO, Inc. On December 2, 1996, pursuant to the Contribution Agreement, the Company contributed the assets of its Jackson, Mississippi facility to Birmingham Southeast and Birmingham Southeast purchased the assets of Atlantic located in Cartersville, Georgia for $43.3 million in cash and assumed approximately $39.9 million in liabilities (See Note 2 to Consolidated Financial Statements). During the second and third quarters of fiscal 1997, the Company made equity investments of $7.5 million and $1.8 million, respectively, in Pacific Coast Recycling, LLC, a joint venture owned 50 percent by the Company and 50 percent by Raw Materials Development Co., Ltd., an affiliate of Mitsui & Co., Ltd. On December 26, 1996, Pacific Coast completed the purchase of certain assets from the estate of Hiuka America Corporation and its affiliates with a capacity to collect and process 1 million tons of scrap annually. Pacific Coast is utilizing the facility at the Port of Long Beach to export scrap (See Note 2 to Consolidated Financial Statements).

On December 20, 1996, Birmingham Recycling Investment Co., a wholly owned subsidiary of the Company, sold 50 percent of the stock of Richmond Steel Recycling Limited to SIMSMETAL Canada, Ltd. and recognized a pre-tax gain of approximately $1.7 million.


Financing Activities:

Net cash provided by financing activities was $13.5 million in the first nine months of fiscal 1998, compared with $221.8 million in the same nine month period last year.

During the prior year period the Company completed a $26 million, 30 year tax-free bond financing at Memphis, the proceeds of which were used to finance certain portions of the Memphis melt shop. In March 1997 the Company completed a five year, $300 million unsecured revolving credit agreement. Net borrowings on the revolving credit facility amounted to $185.0 million for the nine months ended March 31, 1997, $182.0 million of which was drawn to repay borrowings under the Company's prior short-term borrowing arrangement. For the nine months ended March 31, 1998, net borrowings under the revolving credit facility amounted to $6.8 million. Net short-term borrowings for the current year period amounted to $15.0 million.

During the first six months of fiscal 1998 the Company purchased 68,700 of its common shares in the open market for a purchase price of approximately $1.0 million. The shares were purchased pursuant to a previous Board resolution. In February 1998 the Board extended the stock buyback program until June 30, 1998. Under the extension, the Company is authorized to purchase up to 200,000 shares of its common stock in the open market at a purchase price not to exceed $20 per share.

On January 15, 1997, the Company issued 1,000,000 additional shares of common stock from treasury in a public offering. The proceeds of $19,188,000 from the offering were used to offset certain payments made by the Company pursuant to the acquisition of the assets of Atlantic Steel Industries, Inc. located in Cartersville, Georgia (See Note 2 to Consolidated Financial Statements).


Working Capital:

Working capital at the end of the third quarter amounted to $218.5 million, compared with $228.9 million at the end of fiscal 1997. The decline in working capital was essentially due to a decline in inventories offset by increased borrowings on the Company's short-term lines of credit and a decrease in accounts payable.

Other Comments

On April 14, 1998, the Company declared a regular quarterly cash dividend of $.10 (ten cents) per share payable May 5, 1998 to shareholders of record on April 24, 1998.

Year 2000 Issues

Historically, certain computer programs have been written using two digits rather than four digits to define the applicable year, which could result in computers recognizing a date using "00" as the year 1900 rather than the year 2000. This could result in major system failures or miscalculations, and is generally referred to as the "Year 2000" or "Y2K" problem or issue.

The Company has determined that it will need to modify significant portions of its software, and replace other software and hardware, so that its computer systems will function properly with respect to dates in the year 2000 and beyond. The Company has also initiated discussions with its external service organizations, significant suppliers, large customers and financial institutions to better understand and evaluate how their respective Year 2000 issues may affect the Company's operations.

The Company's comprehensive Year 2000 initiative is being managed by a team of internal staff and outside consultants, with the intention of minimizing any adverse effects on the Company's business operations. With respect to its core business operations, the Company is well under way with these efforts, which are scheduled to be completed by July 1999. While the Company believes its planning efforts are adequate to address its Year 2000 concerns, there can be no guarantee that these efforts will be successful, or that the systems of other companies on which the Company's systems and operations rely will be converted on a timely basis and will not have a material effect on the Company.

Risk Factors That May Affect Future Operating Results

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

The Company has attempted to spread its sales across the reinforcing bar, merchant product and special bar quality markets to reduce the Company's vulnerability to an economic downturn in any one product market. The Company's performance, however, can still be materially affected by changes in demand for any one of its products and by changes in the economic condition of the construction, manufacturing or automobile industries.

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

Start-up production issues associated with the new Memphis melt shop or the DRI project in Louisiana could materially adversely affect the Company's future results. These projects, like other start-up projects, can be affected or delayed by factors such as equipment performance, design issues, workforce training issues and management issues.

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

The Company operates in an industry subject to numerous environmental regulations. Changes in environmental regulations or in the interpretation or manner of enforcement of environmental regulations could materially affect the Company's performance. Further, the Company is in the process of effecting certain environmental remediations. Unforeseen costs or undiscovered conditions requiring unplanned expenditures in connection with such remediations could materially affect the Company's results.

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

During the quarter ended March 31, 1998, no reports on Form 8-K were required to be filed.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          Birmingham Steel Corporation


May 14, 1998                             /s/J. Daniel Garrett
                                         --------------------------------------
                                         J. Daniel Garrett
                                         Vice President-Finance