Form 10-K
period 1998-06-30
BIRMINGHAM STEEL CORP
filed 1998-09-28
CIK 779334

(X)ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                     For the fiscal year ended June 30, 1998
                                       or
( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                  From the transition period from to
                             Commission file number

                          BIRMINGHAM STEEL CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

                Delaware                      13-3213634
      -------------------------------     ------------------
      (State or other jurisdiction of     (I.R.S.Employer
      incorporation or organization)     Identification Number)

         1000 Urban Center Drive, Suite 300
         Birmingham, Alabama                      35242-2516
      ----------------------------------------   ------------
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

      NONE

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

         As of August 21, 1998, 29,542,040 shares of Common Stock of the registrant were outstanding. On such date the aggregate market value of shares (based upon the closing market price of the Company's Common Stock on the New York Stock Exchange on August 21, 1998) held by non-affiliates was $198,312,028. For purposes of this calculation only directors, officers and holders of more than 5% of the Company's Common Stock are deemed to be affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE


         Portions of the registrant's Proxy Statement dated September 11, 1998 for the 1998 Annual Meeting of Stockholders are incorporated herein by reference in response to items 10 through 13 in Part III of this report.


PART I

ITEM 1. BUSINESS

Birmingham Steel Corporation (the Company) operates in the mini-mill sector of the steel industry and conducts operations at facilities located across the United States. The Company melts ferrous scrap to produce semi-finished steel billets at facilities located in Birmingham, Alabama; Kankakee, Illinois; Memphis, Tennessee; and Seattle, Washington. Steel billets are also converted to reinforcing bar and/or merchant products (rounds, flats, squares, strip, angles and channels) at all of these facilities except Memphis. The Company also produces rebar and merchant products at a rolling facility located in Joliet, Illinois. Special bar quality (SBQ) steel rod, bar and wire products are produced at the Company's facility located in Cleveland, Ohio. The Company, through its wholly owned subsidiary, Birmingham East Coast Holdings, also owns an 85% interest in Birmingham Southeast, LLC (Birmingham Southeast), a joint venture with a subsidiary of IVACO, Inc. Birmingham Southeast operates a melt shop in Cartersville, Georgia and a melt shop and rolling mill in Jackson, Mississippi. The Company has regional warehouse and distribution facilities which sell finished products manufactured by its other operations.

The Company owns equity interests in scrap collection and processing operations. Through its Birmingham Recycling Investment Company wholly-owned subsidiary, the Company is 50% owner of Richmond Steel Recycling, Inc., a scrap operation located in Vancouver, British Columbia. The remaining 50% interest in Richmond Steel Recycling, Inc., is owned by SIMSMETAL, Canada, Ltd. The Company also owns a 50% interest in Pacific Coast Recycling, Inc., which has scrap operations in southern California. The remaining 50% interest in Pacific Coast Recycling, Inc. is held by a subsidiary of Mitsui & Co., USA. The Company also owns a 50% interest in American Iron Reduction, L.L.C., which has a direct reduced iron facility in Convent, Louisiana. The remaining 50% is held by Georgetown Industries, Inc.

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


Carbon steel rebar products produced by the Company are sold primarily to independent fabricators for use in the construction industry. Merchant products are sold to fabricators, steel service centers and original equipment manufacturers for use in general industrial applications. SBQ bar and rod products manufactured by the Company are sold primarily to customers in the automotive, fastener, welding, appliance and aerospace industries. A portion of the SBQ bar and rod produced in Cleveland is further processed into wire products. Pursuant to an agreement with Raytheon Missile Systems Company., the Company is also the sole manufacturer of ultra-high tensile strength specialty wire utilized in the U.S. Government's TOW anti-tank missile guidance system. Sales under this contract were $1.8 million in fiscal 1998. Unless renewed, this contract will expire on December 31, 1999.

The Company completed two major projects in fiscal 1998. In the fourth calendar quarter of 1997, the Company began start-up operations of a new $220 million high quality melt shop in Memphis, Tennessee. The Memphis melt shop provides feedstock primarily to the Company's SBQ bar, rod and wire operations in Cleveland, Ohio. In the first quarter of calendar 1998, start-up operations began at American Iron Reduction, Inc., (AIR) a joint venture in Convent, Louisiana formed for the purpose of producing direct reduced iron (DRI). The Company owns a 50% interest in AIR. The Company has agreed to purchase a minimum of 600,000 metric tons of DRI annually at prices which are equivalent to AIR's total cash cost. The Company's portion of the joint venture's DRI production will be used primarily as a feedstock for the Memphis melt shop.

The only major capital project underway at June 30, 1998 was a rolling mill at the Cartersville facility. The new mill is expected to start-up operations in the second half of fiscal 1999.

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

The Company operates mini-mills (electric arc furnace melt shops and finished product rolling mills) in Birmingham, Alabama; Kankakee, Illinois; and Seattle, Washington. The Company operates SBQ bar, rod and wire production facilities in Cleveland, Ohio. The Company operates a state of the art SBQ melt shop in Memphis, Tennessee. The Company also operates a rolling mill in Joliet,
Illinois, and has warehouse and distribution facilities in Fontana and Livermore, California; Baltimore, Maryland; Dallas, Texas; and Ft. Lauderdale, Florida. The Company, through its wholly owned subsidiary, Birmingham East Coast Holdings, also owns 85% of Birmingham Southeast which operates a melt shop in Cartersville, Georgia and a melt shop and rolling mill in Jackson, Mississippi. Birmingham Southeast also sells finished product via a program with a third party which converts billets produced at Cartersville into finished product.

The Company's mini-mills melt ferrous scrap to produce a limited range of rebar and merchant steel products. Operations commence with the melting of ferrous scrap in an electric arc furnace. The molten steel is then funneled through a continuous caster from which it emerges as continuous rectangular strands of steel which are cut into predetermined lengths. These semi-finished steel shapes are referred to as billets. The billets are transferred to a rolling mill where they are reheated, passed through a roughing mill for size reduction, and then rolled into finished reinforcing bars or merchant products. Products emerge from the rolling mill onto a cooling bed where they are cooled uniformly. Most merchant products then pass through state-of-the-art straightening and stacking equipment, with all products then passing through automated bundling equipment for uniform packaging.

The Company's new SBQ melt shop in Memphis utilizes high quality scrap and DRI as a melt source. Molten steel is poured through a continuous caster which forms a bloom--which is a larger size than a billet. In a continuous process, blooms are moved from the caster directly to stands which reduce the blooms to a normal sized billet. The bloom cast is essential to achieving the necessary quality for SBQ products

The Company's SBQ rolling operations in Cleveland obtains high quality carbon and alloy semi-finished billets from third parties and from the Memphis melt shop, which are then converted into a variety of high quality bar, rod and wire products. Billets received are inspected for surface defects and, when necessary, conditioned before transfer into the rod and bar mills. Upon entering the rolling mills, the billets pass through a computer controlled multi-zone recuperative reheat furnace, where a closely controlled heating process imparts more uniform metallurgical characteristics to the steel. The heated billets are then fed into the rolling line, where they pass through roughing, intermediate and no-twist finishing stands. After rolling, the rod and bar is coiled and control cooled. Once the cooling process is complete, the coiled rod and bar passes through inspection stations for metallurgical, surface and diameter checks. Approved coils are compacted and banded and then either shipped to customers or transferred to the Company's wire operation for conversion into wire.

The Company's high quality production facilities have the capabilities to produce virtually all qualities of rod, bar and wire. However, the Company has chosen to concentrate on a select number of high quality products which include cold heading, cold finishing, cold rolling, welding, bearing, industrial and specialty high carbon steel grades. The Company's strategy has been to focus on the U.S. high quality bar, rod and wire markets, which demand exacting metallurgical and size tolerance specifications and defect-free surface qualities. In fiscal 1998, approximately 6% of bar and rod production at Cleveland was transferred to the wire production facility and converted into smaller-diameter wire through a cold-drawing process. Finished steel bar and rod are also transferred to the wire mill solely for surface or thermal treatment applications and then shipped to rod and bar customers. The Company also operates a facility in Cleveland which purchases specialty steel rod from a third party. The specialty steel rod is extensively treated and converted in a multiple drawing process into wire used in the TOW anti-tank missile guidance system.

Raw Materials and Energy Costs

The principal raw material used in the Company's mini-mills is ferrous scrap generally derived from automobile, industrial and railroad scrap. The market for scrap steel is highly competitive and its price volatility is influenced by periodic shortages, freight costs, speculation by scrap brokers and other conditions largely beyond the control of the Company. The Company purchases its outside scrap requirements from a number of dealers and is not dependent on any single supplier. In fiscal 1998, scrap costs represented approximately 49% of the Company's total manufacturing costs at its mini-mills.

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

The principal raw material for the Company's rod and bar operations is high quality steel billets. Because of the metallurgical characteristics demanded in the finished product, the Company obtains its billets only from those suppliers whose billets can meet the required metallurgical specifications of its customers. The Company manufactures its high quality bar and rod from approximately 120 generic grades of billets. To obtain high quality billets needed to provide the sophisticated products that the Company requires, a team approach among the suppliers, customers and the Company is required. Typically, the approval process for a particular billet supplier requires six to twelve months. The Company currently purchases billets from eight approved billet suppliers. The Company also produces certain grades of high quality rod and bar from billets produced at the melt shop in Cartersville, Georgia, and the new melt shop in Memphis, Tennessee. Once it reaches it's full potential, the Memphis melt shop is expected to supply up to one million tons of high quality billets annually to the Cleveland, Ohio operations. The melt shop in Memphis utilizes high grade scrap and DRI, which is primarily obtained from the Company's Louisiana DRI joint venture, as raw material feedstock.

The Company's operations consume large amounts of energy in the form of electricity and natural gas. The Company purchases its electrical energy from regulated utilities pursuant to interruptible service contracts which provide for economical electricity rates. These high volume industrial discount rates are provided in return for the utility's right to periodically interrupt service during peak demand periods. In the past, these interruptions have ordinarily been limited to several hours and have occurred no more than ten days per year. Due to the extremely hot weather in 1998, several plants: Cleveland, Kankakee, Memphis, Jackson and Cartersville have had to cease operations on a number of days because of the higher rate per kilowatt hour created by extremes in overall demand for electricity. Since deregulation of the natural gas industry, natural gas requirements generally have been provided through negotiated contract purchases of well-head gas with supplemental transportation through local pipeline distribution networks.


Production Capacity

The table below indicates the percentage of capacity at which the Company's manufacturing facilities operated during the fiscal year ended June 30, 1998. The capacities presented are management's estimates and are based upon a normal 168 hour weekly work schedule, an average product mix and include the effects of existing melting or rolling capacity limitations within each operation. Production capacities listed below are estimated year-end capacity levels.

                                     Annual                        Annual
                                     Melting                       Rolling
                                    Capacity                      Capacity
                                   ----------                   -------------

Birmingham                             500                            550
Joliet                                   -                            280
Kankakee                               800                            800
Seattle                                750                            750
Jackson                                450                            400
Cartersville                         1,000                            225 (1)
Cleveland                                -                          1,100
Memphis                              1,000                             -
                                   -------                         ------
                                     4,500                          4,105
                                    ======                         ======

(1) Cartersville rolling production via tolling agreement with a third party.


The Company has the capability to produce both rebar and merchant products at its Kankakee, Birmingham, Seattle and Joliet facilities and at the Birmingham Southeast facility in Jackson. The conversion from production of rebar to merchant products is a routine facet of operations at the Company's mini mill facilities, and no major impediments exist which would preclude changing between product mixes.


Production Facilities

Kankakee, Illinois

The Kankakee, Illinois facility is located approximately 50 miles south of Chicago. Since its acquisition in 1981, the Company has renovated the operation and installed a new melt shop, continuous caster, rolling mill, reheat furnace and in-line straightening, stacking and bundling equipment. Kankakee enjoys a favorable geographical proximity to key Midwest markets for merchant products. This freight cost advantage and Kankakee's state-of-the-art equipment capabilities are competitive advantages in the Company's strategy to expand market share of merchant products.

Birmingham, Alabama

The Birmingham, Alabama facility was the first mini-mill built in the United States and was in need of major renovations when acquired by the Company in 1979. Since acquisition of the Birmingham facility, the Company has installed a new electric arc furnace and sequence casting system in the melt shop; and a new reheat furnace, finishing stands, cooling bed and product shear in the rolling mill as well as a new finished goods storage area. In 1992, the Company transferred an in-line rolling mill from its idled facility in Norfolk, Virginia to Birmingham. In 1994, the Company installed finished goods bundling and transfer equipment at its Birmingham facility. The Birmingham facility produces primarily rebar.

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

Joliet, Illinois

The Joliet, Illinois facility was acquired with the Company's purchase of American Steel & Wire Corporation in November 1993. In fiscal 1996, concurrent with the start-up of the new high quality bar mill in Cleveland (see "Cleveland, Ohio" below), the Company transferred the operation of the Joliet facility from the management in Cleveland, Ohio to the operational control of the Kankakee, Illinois management group. The Company also invested approximately $30 million to upgrade the rolling mill and enable Joliet to produce coiled and straight length reinforcing bar, flats, rounds and squares. The Joliet operation consists of a modernized 2-strand 19-stand Morgan mill, 3 zone top fired walking beam furnace, no-twist finishing and a coil and cut length line. The Joliet operation obtains its semi-finished steel billet requirements primarily from the Company's Kankakee, Illinois facility.

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

The Cleveland operation also includes a facility which produces ultra-high tensile strength specialty wire for use in the U.S. Government's anti-tank missile guidance systems. The Cleveland plant is the only producer of TOW missile wire. The manufacture of TOW wire is a highly specialized process. The principal raw material is specialty steel rod which is purchased from an outside supplier. The rod is subjected to a series of surface and thermal treatments and drawing operations which take approximately five weeks to complete and which reduce the original .197" diameter rod to .0049" diameter wire. The wire must pass seven U.S. Government-mandated final inspection tests, including a test assuring tensile strength of 500,000 pounds per square inch. Upon completing successful inspection, the wire is packaged and shipped to a single customer which is the exclusive producer of the TOW missile. Sales of this product were $1.8 million in fiscal 1998. Unless renewed this contract will expire December 31, 1999.

Jackson, Mississippi

The Company originally acquired the Jackson facility in August 1985. In December 1996, upon formation of Birmingham Southeast, the Company contributed the assets of its Jackson facility to the newly-formed limited liability company. Birmingham Southeast also owns the facility in Cartersville, Georgia which was acquired in conjunction with the acquisition of certain assets of Atlantic Steel Corporation. The Company, through its Birmingham East Coast Holdings subsidiary, owns 85% of Birmingham Southeast.

Since acquiring the Jackson operation, the Company has totally renovated the facilities and equipment. The Jackson facility includes a melt shop which was completed in 1993 and a modern in-line rolling mill. Installation of automated in-line straightening and stacking equipment were completed in fiscal 1994. The Jackson facility produces primarily merchant products including rounds, squares, flats, strip and angles. The Jackson facility also has the capability to produce rebar.

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

Memphis, Tennessee

In November 1997, the Company began start-up operations of a new SBQ melt shop in Memphis. The melt shop has an estimated annual production capacity of 1.0 million tons. The facility consists of an electric arc furnace, vacuum degassing tank, a ladle metallurgy station, a continuous bloom caster, and a billet rolling mill. The facility also includes inspection and conditioning equipment used to analyze billets prior to shipment.

PESCO Facilities

In December 1994, the Company acquired substantially all of the assets of Port Everglades Steel Corporation (PESCO), a Florida-based steel distributor which operates facilities in Florida and Texas. PESCO obtains the majority of its steel requirements from the Company's Birmingham and Kankakee mini-mills.

Products

Of the 3.3 million tons of steel products shipped from the Company's operations in fiscal 1998, 51% were reinforcing bars or billets, 28% were merchant products, 21% were high quality bars and rods. The following presents, for the periods indicated, the percentage of the Company's net sales dollars by product generated by the Company's facilities.



                                                 Fiscal Year
                                     ----------------------------------
                                     1998           1997         1996
                                     -----         -----         -----
   Rebar products                      43%           39%          43%
   Merchant products                   28            25           21
   Rod products                        10            18           30
   Bar products                         9            12            -
   Wire products                        2             2            3
   Semi-finished billets                8             4            3
                                     -----          -----        -----
                                      100%          100%         100%
                                     =====          =====        =====



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

The following data, reported by the American Iron and Steel Institute (a rebar fabricators' trade association), depict apparent rebar consumption in the United States from 1987 through 1997. The table also includes rebar shipments by the Company and its approximate market share percentage for the periods indicated.


                             Rebar              Company           Approximate
                          Consumption          Shipments            Market
    Calendar Year          (in tons)           (in tons)             Share
  -----------------     ---------------      ------------       ---------------
         1987                5,301,000           558,000             10.5%
         1988                5,416,000           808,000             14.9%
         1989                5,213,000           972,000             18.6%
         1990                5,386,000           972,000             18.0%
         1991                4,779,000           945,000             19.8%
         1992                4,764,000         1,060,000             22.3%
         1993                5,051,000         1,181,000             23.4%
         1994                5,151,000         1,185,000             23.0%
         1995                5,454,000         1,108,000             20.3%
         1996                6,071,000         1,288,000             21.2%
         1997                6,188,000         1,432,000             23.1%


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

The following data reported by the American Iron and Steel Institute depict apparent consumption of merchant products in the United States from 1987 through 1997. The table also includes merchant product shipments by the Company and its approximate market share percentage for the periods indicated.


                             Merchant
                              Product            Company           Approximate
                           Consumption          Shipments            Market
    Calendar Year            (in tons)          (in tons)             Share
    -------------         ------------         ----------         ------------
         1987                7,911,000            147,000             1.9%
         1988                8,546,000            264,000             3.1%
         1989                8,398,000            272,000             3.2%
         1990                8,379,000            306,000             3.7%
         1991                7,045,000            287,000             4.1%
         1992                7,504,000            330,000             4.4%
         1993                8,445,000            395,000             4.6%
         1994               10,113,000            484,000             4.8%
         1995               10,618,000            524,000             4.9%
         1996               10,341,000            520,000             5.0%
         1997               10,534,000            925,000             8.8%


SBQ bar, rod and wire products. The Company's SBQ bar, rod and wire facilities market high-quality bar, rod and wire (SBQ products) to customers in the automotive, agricultural, industrial fastener, welding, appliance and aerospace industries.Approximately 70% of the Company's SBQ shipments are to customers serving the original equipment and after-market segments of the automotive industry.

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

End-uses of the Company's rod products, include the manufacture of electric motor shafts, engine bolts, lock hasps, screws, pocket wrenches, seat belt bolts, springs, cable wire, chain bearings, tire bead and welding wire. Steel wire produced by the Company is used by customers to produce steel wool pads, brake pads, golf spikes and fasteners such as bolts, rivets, screws studs and nuts. The Company's TOW wire products are used exclusively in the defense industry to produce guidance systems for the TOW anti-tank missile.

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

The following data, reported by the WEFA Group and based upon data from the American Iron and Steel Institute, depict apparent consumption of carbon and alloy rod and wire products in the United States from 1987 through 1997 (in tons).

                              Rod                  Wire             Total
       Calendar Year         Consumption        Consumption       Consumption
       -------------         -----------        -----------      -----------
         1987                5,300,000          2,100,000         7,400,000
         1988                5,500,000          1,600,000         7,100,000
         1989                5,200,000          1,500,000         6,700,000
         1990                5,200,000          1,300,000         6,500,000
         1991                5,000,000          1,200,000         6,200,000
         1992                5,400,000          1,300,000         6,700,000
         1993                6,100,000          1,200,000         7,300,000
         1994                6,400,000          1,200,000         7,600,000
         1995                6,500,000          1,100,000         7,600,000
         1996                6,680,000          1,100,000         7,780,000
         1997                6,720,000          1,000,000         7,720,000

Management estimates the high quality segment of the bar market to be approximately 10,700,000 tons in calendar 1997. Management estimates that the high quality segment of the rod and wire market represents approximately 48% of the rod market demand in the U.S. The Company's strategy has been to serve this approximately 3.7 million tons-per-year high quality rod and wire segment, which has historically been dominated by foreign suppliers. Generally, domestic mini-mills have historically focused on the less demanding quality markets. Since the acquisition of the Cartersville melt shop, the Company has increased its usage of industrial quality billets, and finished product shipments of industrial quality rod and bar continued to increase during fiscal 1998. The following is a summary of the principal rod and bar product qualities manufactured by the Company:

Cold heading quality (CHQ) - The Company produces CHQ steel rod, bar and wire in a wide range of carbon and alloy grades. CHQ is specified for the manufacture of wire used for parts requiring severe deformation or upsetting. Examples of such parts include seat belt bolts, lug nuts, engine bolts and lock nuts used in automotive applications as well as slotted and Phillips head screws for the appliance industry. CHQ products accounted for approximately 45% of the Company's fiscal 1998 rod and bar shipments.

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

Industrial Quality (IQ) - IQ steel rod is produced in plain carbon steel grades. It is specified for the manufacture of wire for bending and undemanding forming applications. Typical examples of application include refrigerator shelving, display racks, grocery carts, hangers, brackets and a variety of other end uses.

Bearing quality - The Company produces bearing quality steel to serve a range of alloy grades into ball, needle and roller type bearings.

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

The Company's primary competitors in bar and rod products are divisions of domestic and foreign integrated steel companies and domestic mini-mill companies. The Company competes primarily in the high quality end of the rod, bar and wire markets, differentiating itself from many of its competitors. Although price is an important competitive factor in the Company's SBQ business, particularly during recessionary times, the Company believes that its sales are principally dependent upon product quality, on-time delivery and customer service. The Company's SBQ marketing and sales activities emphasize its ability to meet or exceed customers' requirements for high quality steel rod, bar and wire manufactured to close tolerances and exacting surface and internal characteristics. These markets constitute a relatively small percentage of total domestic steel consumption, and therefore some domestic integrated mills have exited this business or given it a low priority. Additionally, these mini-mills are generally unable to produce steel of sufficient quality and metallurgical characteristics to produce rod, bar and wire comparable in quality to that manufactured by the Company.

Foreign Competition. In recent years, a declining U.S. dollar and increased efficiency in the U.S. steel industry have improved the competitive position of U.S. steel producers. Foreign steel is a competitive factor on a sporadic basis. Federal legislation currently prohibits the use of foreign steel in federally funded highway construction.

Employees

Production Facilities. At June 30, 1998 the Company employed 2,011 people at its operations. The Company estimates that approximately 27% of its current employee compensation in operations is earned on an incentive basis linked to production. The percentage of incentive pay varies from mill to mill based upon operating efficiencies. During fiscal 1998, hourly employee costs at these facilities were approximately $30 per hour, including overtime and fringe benefits, which was competitive with other mini-mills. The production and maintenance employees at the Joliet facility have been represented by United Steelworkers of America since 1986, and are parties to a collective bargaining contract which expires in June 2000. During fiscal 1998, hourly employee costs at this facility was approximately $27 per hour, including overtime and fringe benefits. The Company's other facilities are not unionized. The Company has never experienced a strike or other work stoppage at its steel mills and management believes that employee relations remain good.

Sales and Administrative Personnel. At June 30, 1998, the Company employed 243 sales and administrative personnel, of which 113 were employed at the Company's corporate office headquarters located in Birmingham.

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

The Company's mini-mills are classified as hazardous waste generators because they produce and collect certain types of dust containing lead and cadmium. The Company currently collects and disposes of such wastes at approved landfill sites or recycling sites through contracts with approved waste disposal and recycling firms.

By letter dated October 20, 1992, the Department of Toxic Substances Control of the California. BCSC and DTSC executed the terms of a Consent Order on March 22, 1993. Pursuant to that Consent Order, BCSC has completed an environmental assessment of the site in Emeryville, California and, on June 10, 1996, received DTSC approval of its proposal for the remediation of the property. BCSC has completed remediation of the property pursuant to the approved remedial action plan and has received an approved remedial completion report from DTSC. On October 1, 1997, the BCSC facility was sold to the IKEA Corporation.

The Company was previously advised by the Virginia Department of Waste Management of certain conditions involving the disposal of hazardous materials at the Company's Norfolk, Virginia property which existed prior to the Company's acquisition of the facility. The site was accepted into Virginia's Voluntary Remediation Program. This program allows regulatory closure upon certification by the Virginia Department of Environmental Quality of the site remediation. On December 23, 1997, the property was sold to a company specializing in remediation and rehabilitation or brownfield properties. Environmental liabilities and the obligation to perform the remediation site plan as approved by the Virginia Department of Environmental Quality were transferred to or assumed by the purchaser.

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

The following table sets forth the name of each executive officer of the Company, the offices held, and the ages (as of August 21st 1998) of such officers.


        Name             Age          Office Held
--------------------    ----     ----------------------------------------
Robert A. Garvey         60      Chairman of the Board and
                                    Chief Executive Officer

Kevin E. Walsh           53      Executive Vice President-
                                    Chief Financial Officer

Joseph Alvarado          45      Executive Vice President-  Commercial

William R. Lucas         42      Executive Vice President-
                                    Administration and General Counsel

Frederick J. Rocchio     51      Executive Vice President-
                                    Development and Technology

Jack R. Wheeler          62   Vice President-Plant Operations

Robert A. Garvey was elected Chairman of the Board and Chief Executive Officer in January 1996. Prior to joining the Company, Mr. Garvey served as President of North Star Steel Company from 1984 to 1996.

Kevin E. Walsh joined the Company in July 1998 and serves as Executive Vice President-Chief Financial Officer. Prior to joining the Company, Mr. Walsh has served in Executive Financial positions, most recently as Chief Financial Officer for Remington Arms Company.

Joseph Alvarado joined the Company in March 1997 and serves as Executive Vice President-Commercial. Prior to joining the Company, Mr. Alvarado held a variety of positions of increasing responsibility with Inland Steel Company. Most recently, he served as President of Inland Steel Bar Company, a division of Inland Steel Company.

William R. Lucas, Jr. joined the Company in July 1995 and serves as Executive Vice President and General Counsel. Prior to joining the Company, Mr. Lucas was a founding partner of the Birmingham, Alabama based law firm Lightfoot, Franklin, White & Lucas, where he served as managing partner from 1990 to 1995.

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

                                                  Building
                                                   Square          Owned or
          Location                  Acreage        Footage          Leased
----------------------------      ----------     ----------      ------------
Corporate Headquarters:
   Birmingham, Alabama                  -            38,396          Leased

Operating Facilities:
   Birmingham, Alabama                  26          260,900           Owned (1)
   Kankakee, Illinois                  222          400,000           Owned
   Seattle, Washington                  69          736,000           Owned
   Jackson, Mississippi                 99          323,000           Owned (1)
   Cartersville, Georgia               283          367,000           Owned
   Cleveland, Ohio                     216        2,041,600           Owned
   Memphis, Tennessee                  500          184,800           Owned
   Ft. Lauderdale, Florida               -           29,500          Leased


(1) Portions of equipment that were financed by Industrial Revenue bonds and the land upon which such equipment is located are leased pursuant to the terms of such bonds.


ITEM 3.  LEGAL PROCEEDINGS

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

Not Applicable

PART II

ITEM 5.  MARKET FOR REGISTRANTS COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock, par value $.01 per share (the "Common Stock"), is traded on the New York Stock Exchange under the symbol BIR.

The table below sets forth for the two fiscal years ended June 30, 1998 and 1997, the high and low prices of the Company's Common Stock based upon the high and low sales prices of the Common Stock as reported on the New York Stock Exchange Composite Tape.

                                               High              Low
                                             --------          --------
Fiscal Year Ended June 30, 1998
    First Quarter                             $20.38            $15.63
    Second Quarter                             18.19             14.69
    Third Quarter                              17.75             15.50
    Fourth Quarter                             17.19             11.44

Fiscal Year Ended June 30, 1997
    First Quarter                             $16.88            $14.88
    Second Quarter                             19.38             15.13
    Third Quarter                              22.00             14.75
    Fourth Quarter                             17.13             14.13


The last sale price of the Common Stock as reported on the New York Stock Exchange on August 21, 1998 was $9.375. As of August 28, 1998, there were 1,477 holders of record of the Common Stock. The Company's registrar and transfer agent is First Union National Bank of North Carolina.

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

ITEM 6.      SELECTED CONSOLIDATED FINANCIAL DATA


                               SELECTED CONSOLIDATED FINANCIAL DATA
                              (In thousands, except per share data)


                                            For the Years Ended June 30,
                                ----------------------------------------------------------------------------
                                      1998            1997           1996            1995            1994
                                   ----------      -----------   -----------      -----------      ---------

 STATEMENT OF
 OPERATIONS DATA:

 Net sales                         $1,136,019      $978,948        $832,489         $885,553       $702,893

 Cost of sales:
   Other than
     depreciation
     and amortization                 963,354       846,910         730,447          723,558        599,154
 Depreciation and
    amortization                       55,266        45,843          34,701           32,310         27,671
                                    ---------      ----------     ----------      ----------      ---------

   Gross profit                       117,399        86,195          67,341          129,685         76,068

 Provision for loss on
    mill modernization
    program, pre-
    operating/start-up
    costs,
    unusual items                      34,238          10,633         23,907           1,337              -
 Selling, general and
    administrative                     48,645          36,670         37,731          43,149         33,847
 Interest                              29,008          20,195         12,036           8,889         11,061
                                    ---------        --------       --------        --------        -------

                                        5,508          18,697         (6,333)         76,310         31,160

 Other income, net                     13,968           5,260          3,975           9,443          4,689
 Loss from equity
   investments                        (18,326)         (1,566)             -               -              -
 Minority interest in
   loss of subsidiary                   1,643           2,347              -               -              -
                                      --------         ------         ------          ------         ------

Income (loss) before
  income taxes and
   cumulative effect of
   a change in accounting               2,793          24,738         (2,358)         85,753         35,849
   principle

Provision for (benefit
  from) income taxes                    1,164          10,321           (181)         35,104         14,603
                                     --------        --------        --------        -------       --------

Income (loss) before
  cumulative effect of a
  change in accounting                  1,629         14,417          (2,177)         50,649         21,246
  principle

Cumulative effect, as of
  July 1, 1993, of a
  change in the method of
  accounting for income
  taxes                                     -              -               -               -            380
                                    ---------      ---------        --------       ---------        -------

Net income (loss)                    $  1,629      $  14,417        $ (2,177)      $  50,649       $ 21,626
                                    =========      =========        =========      =========       ========



Earnings (loss) per share:

Income (loss) before
  cumulative effect of a
     change in accounting
     principle                      $    0.05      $    0.50        $  (0.08)      $    1.74       $   0.86

Cumulative effect, as of
  July 1, 1993, of a
  change in the method of
  accounting for income
  taxes                                     -              -               -               -           0.02
                                    ---------      ---------         --------       --------      ---------

Basic and diluted earnings          $    0.05      $    0.50         $  (0.08)      $   1.74       $   0.88
 (loss) per share
                                    =========      =========         ========       ========       =========

Dividends declared per share        $    0.40      $    0.40         $   0.40       $   0.40       $   0.40
                                    =========      =========         ========       ========       =========



                                                                      June 30,
                                -------------------------------------------------------------------------------------
                                       1998            1997            1996           1995           1994
                                    ---------       ---------         --------      --------        --------
BALANCE SHEET DATA:

Working capital                    $  237,674      $  228,882        $211,595       $206,901       $ 213,075
Total assets                        1,244,778       1,210,989         927,987        756,804         689,878
Long-term debt, less current
  portion                             558,820         526,056         307,500        142,500         142,500
Stockholders' equity                  460,607         471,548         448,191        459,719         439,049






                        SELECTED QUARTERLY FINANCIAL DATA
              (Unaudited; in thousands, except per share data)


                                         1998 Quarters
                      ----------------------------------------------------------

                        First        Second         Third           Fourth
                      ---------     ---------     ---------        ---------

Net sales             $ 287,547     $ 267,453      $ 298,199      $ 282,820

Gross profit          $  30,760     $  25,511      $  28,528      $  32,600

Net income
 (loss) (1) (2)       $   7,245     $   2,777 (3)  $  (4,148)     $  (4,245)(4)

Weighted average
 shares outstanding      29,685        29,710         29,654         29,647

Basic and diluted
 earnings (loss)
 per share            $    0.24     $    0.09      $   (0.14)     $   (0.14)

Cash dividends
 declared per share   $    0.10     $    0.10      $    0.10      $    0.10


Price range of
 common stock
   High               $   20.38     $   18.19      $   17.75      $   17.19
   Low                $   15.63     $   14.69      $   15.50      $   11.44



                                      1997 Quarters
                   -------------------------------------------------------------

                         First        Second         Third          Fourth
                      ----------     --------      ---------       ---------


Net sales             $  233,422    $ 210,140       $257,858       $277,528

Gross profit          $   24,006    $  20,348       $ 22,028       $ 19,813

Net income (1) (2)    $    6,348    $   5,920       $    594       $  1,555

Weighted average
 shares outstanding       28,625       28,653         29,423         29,677

Basic and diluted
 earnings per share   $     0.22    $    0.21       $   0.02       $   0.05

Cash dividends
 declared per share   $     0.10    $    0.10       $   0.10       $   0.10

Price range of
 common stock
   High               $    16.88    $   19.38       $  22.00       $  17.13
   Low                $    14.88    $   15.13       $  14.75       $  14.13




(1) Includes pre-operating/start-up costs of $2,502, $6,603, $14,648 and $10,485 in the first, second, third, and fourth quarters, respectively, of fiscal 1998; and $1,422, $1,112, $6,557, and $1,542 in the comparable quarters of fiscal 1997.

(2) Includes income (loss) from equity investees of $(645), $(1,254), $(2,159), and $(1,885) in the first, second, third and fourth quarters, respectively, of fiscal 1998; and $0, $225, $(25) and $(1,766) in the comparable quarters of fiscal 1997.

(3) Includes $3,368 of gains on sales of idle facilities and equipment in Norfolk, Virginia; Emeryville, California, and Cartersville, Georgia.

(4) Includes the effects of (a) impairment loss on the investment in Laclede Steel Company - $12,383; (b) gain on sale of idle facility in Ballard, Washington - $1,857; and (c) settlements received from electrode suppliers - $4,414.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The statements contained in this report that are not purely historical or which might be considered an opinion or projection concerning the Company or its business, whether express or implied, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These
statements   include  the  Company's   expectations,   beliefs,   anticipations,
intentions, plans and strategies regarding the future. Forward-looking statements include, but are not limited to: expectations regarding the costs of new projects, expectations about the Company's efforts to address Year 2000 issues, expectations regarding future earnings, expectations concerning the anticipated start-up costs and performance of new projects, expectations regarding the date when facilities under construction will be operational and the future performance and capabilities of those facilities, and assessments of expected impact of litigation and adequacy of insurance coverage for litigation. Moreover, when making forward-looking statements, management must make certain assumptions that are based on management's collective opinion concerning future events, and blend these assumptions with information available to management when such assumptions are made. Whether these assumptions are valid will depend not only on management's skill, but also on a variety of volatile and highly unpredictable risk factors. Some, but not all, of these risk factors are described below under the heading "Risk Factors That May Affect Future Operating Results." Any forward-looking statements contained in this document speak only as of the date hereof, and the Company disclaims any intent or obligation to update such forward-looking statements. Comparisons of results for current and prior periods are not necessarily indicative of future performance, and should not be relied on for any purpose other than as historical data.

In fiscal 1998, Birmingham Steel Corporation reported earnings of $1,629,000, or $.05 per share, down from $14,417,000, or $.50 per share reported for the prior fiscal year. The following table sets forth, for the years indicated, selected items in the consolidated statements of operations as a percentage of net sales and the amount of steel shipments in tons.


                                      For the Years Ended June 30,

                                  -------------------------------------

                                     1998            1997         1996

                                   --------       --------     --------

Steel shipments (000's tons)         3,329         2,836         2,402
Net sales                              100%          100%          100%
Cost of sales:
Other than depreciation and
   amortization                       84.8           86.5          87.7
Depreciation and amortization          4.9            4.7           4.2
Provision for loss on mill
   modernization program,
   pre-operating/start-up
   costs and unusual items             3.0            1.1           2.9
Selling, general & administrative      4.2            3.7           4.5
Interest                               2.6            2.0           1.5
Other income, net                     (1.2)          (0.5)         (0.5)
Loss from equity investments           1.6            0.1             -
Minority interest in loss
   of subsidiary                      (0.1)          (0.2)            -
Provision for income taxes             0.1            1.1             -
                                     --------      -------     --------
Net income (loss)                      0.1%           1.5%         (0.3)%
                                     ========      =======     ========





RESULTS OF OPERATIONS

Net Sales
Fiscal 1998 compared to fiscal 1997
Net sales in fiscal 1998 were $1,136,019,000, an increase of 16.0 percent from $978,948,000 reported in fiscal 1997. The increase was primarily the result of increased shipment volumes and a favorable shift in product mix. The Company's average selling price for steel products was $349 per ton in fiscal 1998, compared with $345 per ton reported for fiscal 1997.

The Company achieved record steel shipments of 3,329,000 tons for fiscal 1998, up 17.4 percent from 2,836,000 tons reported for fiscal 1997. In fiscal 1998, rebar, merchant and SBQ products accounted for 40%, 29% and 21%, respectively, of total shipments. In fiscal 1997, rebar, merchant and SBQ products accounted for 46%, 25% and 23%, respectively, of total shipments. Shipments of lower-margin semi-finished steel billets and other products accounted for 10 percent of total shipments in fiscal 1998 compared with 6 percent in fiscal 1997.

Fiscal 1997 compared to fiscal 1996
From fiscal 1996 to fiscal 1997, net sales increased 17.6 percent. The increase was primarily the result of an increase in average steel selling prices and a shift in product mix to higher margin products. The increase in average selling prices was a result of increased market demand in several product lines.

Cost of Sales
Fiscal 1998 compared to fiscal 1997
As a percent of net sales, cost of sales (other than depreciation and amortization) declined to 84.8 percent in fiscal 1998 from 86.5 percent in the prior year. The decline resulted from increased production and shipment volumes and lower conversion costs.

At the Company's mini-mill facilities, the cost per ton to convert scrap to finished steel products decreased to $123 per ton in fiscal 1998 compared with $126 per ton in fiscal 1997. Scrap raw material costs remained steady throughout the year and averaged $133 per ton for fiscal 1998. Conversion cost at the Company's SBQ facility averaged $68 per ton in fiscal 1998 compared with $69 per ton in fiscal 1997. Average billet cost per ton at the Company's SBQ facility declined to $351 in fiscal 1998, down $8 from $359 in fiscal 1997. As previously announced, the Company expects that upon completion of start-up operations, its new melting facility in Memphis, Tennessee will reduce the cost of SBQ billets.

Depreciation and amortization expense increased in fiscal 1998 to $55,266,000 from $45,843,000 reported in fiscal 1997. The increase was primarily attributable to the recognition of depreciation expense for the Memphis, Tennessee melt shop which was placed into service in January, 1998, and a full year of depreciation related to assets acquired in Cartersville, Georgia in the prior fiscal year.

Fiscal 1997 compared to fiscal 1996
Cost of sales, (other than depreciation and amortization) as a percentage of net sales, decreased in fiscal 1997 compared with fiscal 1996 essentially due to an increase in average steel selling prices, a more favorable product mix and increased efficiencies at the various mills.

Depreciation and amortization expense increased 32 percent in fiscal 1997 compared with fiscal 1996. The increase was primarily due to the recognition of depreciation related to fixed assets purchased during late 1996 and fiscal 1997 as well as the acquisition of the Cartersville, Georgia facility.

Provision for Loss on Mill Modernization Program, Pre-operating/Start-up Costs and Unusual Items
Fiscal 1998 compared to fiscal 1997
Provision for loss on mill modernization program, pre-operating/start-up costs and unusual items were $34,238,000 in fiscal 1998 compared with $10,633,000 for fiscal 1997. The current year charges relate primarily to pre-operating and excess costs incurred during the start-up of the Company's Memphis, Tennessee melt shop, which commenced start-up operations in November 1997, and the Company's portion of start-up costs at the Company's joint venture DRI facility, American Iron Reduction, which commenced start-up operations in January 1998.

The fiscal 1997 charges resulted from pre-operating costs at the Company's Memphis, Tennessee melt shop, start-up costs associated with the Cleveland, Ohio bar mill, the Joliet rolling mill, and the Cartersville, Georgia facility acquired in December 1996.

Fiscal 1997 compared to fiscal 1996
For fiscal 1996, the provision for loss on mill modernization program, pre-operating/start-up costs and unusual items amounted to $23,907,000 compared with $10,633,000 in fiscal 1997. The fiscal 1996 charges resulted from a write-off of equipment at the Company's idled Ballard, Washington facility; start-up/pre-operating costs for the bar mill in Cleveland, the high quality melt shop in Memphis and the melt shop in Seattle; the restructuring of the information technology contract with Electronic Data Systems; charges related to reorganization at both the corporate and plant levels, and reserves for legal and property cleanup issues at the Company's idled facilities in (1) Emeryville, California, (2) Norfolk, Virginia and (3) Prichard, Alabama.

Selling, General and Administrative Expenses ("SG&A")
Fiscal 1998 compared to fiscal 1997
SG&A expenses were $48,645,000 in fiscal 1998, an increase of 32.6 percent from $36,670,000 in fiscal 1997. The increase in SG&A is primarily due to increased costs associated with supporting higher sales and additional personnel and expenses related to the Memphis and Cartersville facilities. In addition, fiscal 1998 SG&A expenses also include approximately $2.0 million in non-recurring information technology costs related to a decision to change software vendors for a major system upgrade. As a percentage of net sales, SG&A costs were 4.2 percent in fiscal 1998 compared with 3.7 percent in the prior year.

Fiscal 1997 compared to fiscal 1996
SG&A declined 2.8 percent in fiscal 1997 to $36,670,000 from $37,731,000 reported in fiscal 1996. The favorable decline is due to decreased costs associated primarily with the Company's information technology outsourcing contract with Electronic Data Systems (EDS). As a percentage of net sales, fiscal 1997 SG&A costs were 3.7 percent, compared with 4.5 percent for fiscal 1996.

Interest Expense
Fiscal 1998 compared to fiscal 1997
Interest expense increased to $29,008,000 in fiscal 1998 compared with $20,195,000 in fiscal 1997. The increase in interest expense is primarily due to increased borrowings on the Company's revolving credit line during the year which were required to fund the Company's capital spending program. Also, capitalized interest in fiscal 1998 decreased $2.4 million as a result of the start-up of operations at Memphis.

Fiscal 1997 compared to fiscal 1996
Interest expense increased to $20,195,000 in fiscal 1997 from $12,036,000 in fiscal 1996. The increase was primarily due to increased borrowings on the Company's short-term credit lines during the year and the recognition of interest on the new revolving credit facility completed in March 1997. The increase in interest expense was partially offset by capitalized interest on construction projects amounting to $8,848,000 in fiscal 1997.

Income Tax
The Company's effective tax rate in fiscal 1998 was essentially unchanged from the 41.7 percent effective rate in fiscal 1997. The Company's effective income tax benefit in fiscal 1996 was 7.7 percent, which was lower than the expected rate because of non-deductible amortization of goodwill.


LIQUIDITY AND CAPITAL RESOURCES

Operating Activities
Net cash provided by operating activities in fiscal 1998 was $48.6 million, compared with $28.6 million in fiscal 1997. Although net income was lower in fiscal 1998, cash provided by operating activities increased principally because of depreciation and other non-cash charges to income, including $18.3 million in losses on equity investments. A favorable change in operating assets and liabilities also contributed to improved operating cash flow.

Investing Activities
Net cash flow used in investing activities was $77.7 million in fiscal 1998, compared with $260.7 million in the prior year. Expenditures related to capital projects decreased 25 percent in fiscal 1998 while the sale of several idled facilities and properties and proceeds from a lease on certain equipment at the Memphis facility helped reduce cash outflows.

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

In 1997, the Company made a $9.3 million investment in Pacific Coast Recycling, LLC (Pacific Coast), a joint venture established to operate in southern California as a collector, processor and seller of scrap owned 50 percent by the Company and 50 percent by Raw Materials Development Co., Ltd., an affiliate of Mitsui & Co., Ltd. On December 27, 1996, Pacific Coast completed the purchase of certain assets from the estate of Hiuka America Corporation and its affiliates with an annual scrap processing capacity of approximately 600,000 tons. Pacific Coast is utilizing the facility at the Port of Long Beach to export scrap (see
Note 3 to the Consolidated Financial Statements).

In fiscal 1996, the Company acquired certain assets of Western Steel Limited and in a related transaction, Birmingham Recycling Investment Company (BRIC), a wholly-owned subsidiary of the Company, purchased the stock of Richmond Steel Recycling Limited, a subsidiary of Western Steel Limited for a total purchase price of approximately $16.9 million. On December 20, 1996, BRIC sold 50 percent of the stock of Richmond Steel Recycling Limited to SIMSMETAL Canada, Ltd. and recognized a pre-tax gain of approximately $1.7 million (see Note 3 to the Consolidated Financial Statements).

On September 10, 1996, the Company and Georgetown Industries, Inc., completed the financing arrangement for the construction of their previously announced joint venture in Louisiana to produce direct reduced iron (DRI). The financing was arranged through American Iron Reduction (AIR), the 50/50 joint venture formed by the two partners to construct and operate the DRI facility. In addition to the project funding, each partner was required to make initial equity investments of $20 million each. Pursuant to the agreement, the Company may be obligated to make additional equity investments of not more than $7.5 million. Each partner is required to purchase one-half of the output from the facility each year. The Company's share of the DRI facility's output (estimated to be at least 600,000 tons per year) will be used primarily at the Memphis melt shop as a substitute for premium, low-residual scrap grades (see Note 3 to the Consolidated Financial Statements).

Capital Expenditures
The Company invested approximately $146 million in capital projects during fiscal 1998 pursuant to the Company's mill modernization program. Included in the mill modernization program was the construction of a high quality melting facility in Memphis, Tennessee to provide the majority of the billet needs for the Company's SBQ facilities in Cleveland, Ohio. Start-up operations at the Memphis facility began in November 1997. The Company also began construction of a merchant rolling mill at the Cartersville, Georgia facility. The estimated cost of the project is $85 million, and start-up operations are expected to commence in the second half of fiscal 1999. The estimated cost to complete all authorized projects as of June 30, 1998 is $68,975,000.

Funding for the above mentioned projects has been derived from available cash reserves, net operating cash flow, $75 million proceeds from a lease of equipment at Memphis and/or the Company's short-term and long-term financing arrangements.

Financing Activities
Net cash provided by financing activities was $29.1 million in fiscal 1998 compared with $226.4 million in fiscal 1997. In fiscal 1997 the Company completed a $26 million, 30 year tax-free bond financing at Memphis, the proceeds of which have been used to finance certain portions of the Memphis melt shop currently in a start-up mode. In March 1997, the Company entered into a five year, $300 million unsecured revolving credit agreement which will be utilized to fund the Company's working capital needs, capital expenditures and for other general corporate purposes. Borrowings under the revolving credit facility bear interest at variable market rates (weighted average rate of 6.15% at June 30, 1998).

On January 23, 1997, the Company issued 1,000,000 additional shares of common stock from treasury in a public offering registered with the Securities and Exchange Commission. The proceeds of $19,188,000 from the offering were used to partially fund the acquisition of the assets of Atlantic Steel Industries, Inc. located in Cartersville, Georgia (see Note 2 to the Consolidated Financial Statements).

In fiscal 1996, the Company completed a $15 million, 30 year tax-free bond financing at its Cleveland, Ohio facility and issued $150 million senior debt notes, using a portion of the proceeds to pay down the short-term lines of credit.

The Company is currently in compliance with its restrictive debt covenants. However, should any of the factors described under "Risk Factors That May Affect Future Results" adversely affect fiscal 1999 operating results, the Company could violate one or more of its restrictive covenants within the next twelve months. The Company is evaluating its alternatives in the event that it is unable to comply with its restrictive covenants in the near term. The alternatives include, but are not limited to, obtaining waivers for possible future violations, amending the covenants or refinancing the Company's outstanding obligations. If it becomes necessary to obtain waivers or amendments, the Company does not expect that these alternatives would have a significant impact on future results of operations. However, should it become necessary to refinance one or more of the Company's long-term facilities, the Company may incur increased interest costs and debt extinguishment losses, both of which could be material to future results of operations.

In July, 1998, the Board authorized a stock repurchase program pursuant to which the Company may purchase up to 1.0 million shares of its common stock in the open market at prices not to exceed $20. As of August 6, 1998, the Company had purchased 25,000 shares of its stock pursuant to this program.

Market Risk Sensitive Instruments
The market risk inherent in the Company's financial instruments represents the potential loss arising from adverse changes in interest rates (principally U.S. treasury and prime bank rates). In order to manage this risk, the Company attempts to maintain certain ratios of fixed to variable rate debt. However, the Company does not currently use derivative financial instruments. At June 30, 1998, the Company had fixed rate long-term debt with a carrying value of $281.5 million and variable rate borrowings of $277.4 million outstanding. Assuming a hypothetical 10% adverse change in interest rates, the fair value of the Company's fixed rate debt would decrease by $9.8 million and the Company would incur an additional $1.6 million in interest expense on variable rate borrowings. These amounts are determined by considering the impact of the hypothetical change in interest rates on the Company's cost of borrowing. The analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the Company's financial structure.

Working Capital
Working capital in fiscal 1998 was $237.7 million, compared with $228.9 million in fiscal 1997 and $211.6 million in fiscal 1996.

Outlook
From a long-term perspective, the Company's broad access to capital markets and internal cash flows are expected to be sufficient to provide the capital resources necessary to support increased operating needs and to finance continued growth.

Risk Factors That May Affect Future Results
All forward-looking statements included in this document are based upon information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. It is important to note that the Company's actual results could differ materially from those described or implied in such forward-looking statements. Among the factors that could cause actual results to differ materially are the factors detailed below. In addition, readers should consider the risk factors described from time to time in Company reports filed with the Securities and Exchange Commission.

The Company is in the steel industry, an industry that is vulnerable to unpredictable economic cycles. A downturn in the economy or in the Company's markets could have an adverse effect on the Company's performance. The Company produces some products which are subject to competition from foreign imports. Fluctuations in exchange rates or a decline in foreign economic conditions may adversely affect the Company's performance.

In fiscal 1998, an economic downturn in Asia has led to an excess supply of world steel products. Although demand for steel products in the United States is strong, this situation has created precarious conditions in the U.S. steel industry, particularly with respect to price and volumes. Continuation of the economic crisis in Asia could negatively impact the Company's results.

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

The cost of scrap is the largest element in the cost of the Company's finished rebar and merchant products. The Company purchases most of its scrap on a short-term basis. Changes in the price of scrap can significantly affect the Company's profitability. Changes in other raw material prices can also influence the Company's profitability.

Prices for some of the Company's products are positively affected by the influence of trade sanctions or restrictions imposed on the Company's foreign competitors. Changes in these sanctions or restrictions or their enforcement could adversely affect the Company's results.

Energy costs are also a significant factor influencing the Company's results. Current reforms in the electric utility industry at the state and federal level are expected to lower energy costs in the long run. However, numerous utilities and political groups are contesting these reforms and states are approaching the reforms in different fashions. The possibility exists, therefore, that the Company could be exposed to energy costs which are less favorable than those available to its competitors. Such a situation could materially affect the Company's performance. Further, the partial deregulation of certain energy markets now in effect may lead to significant price increases that would adversely affect the Company's performance.

The Company's new melt shop in Memphis, Tennessee continues to be in a start-up mode and is not currently operating at a commercially viable production level. Continued delays or other start-up issues in this project could materially adversely affect the Company's future results. While in start-up operations, the facility can experience "learning curve" problems which would prevent the Company from realizing the timing of certain plans that it has made for the future. In addition, a decrease in demand for SBQ products could result in reduced production requirements and delay the planned ramp-up of production at Memphis.

Until the Memphis melt shop begins producing at acceptable levels and costs, the Company's SBQ division will continue to purchase some of its steel billets from third parties. The cost of these steel billets is a significant portion of the cost of the SBQ division's finished products. Thus, the performance of this division, and in turn, the performance of the Company, can be materially affected by changes in the price of the steel billets it buys from third parties.

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

The Company expects to begin start-up operations of a new mid section rolling mill at its Cartersville facility in the second half of fiscal 1999. Results in fiscal 1999 will reflect start-up losses associated with this project and unexpected start-up losses could negatively impact the Company's financial performance.

The Company's scrap joint venture in California was established to collect and process scrap in the southern California region for export to the Pacific Rim countries. The West Coast scrap venture is particularly susceptible to changes to the economic situation in Asia. In fiscal 1998, the West Coast scrap venture recorded a loss. Continuation of the present economic conditions in Asia would have an adverse impact on the results of the operations for this joint venture.

The Company believes its labor relations are generally good. Almost the entire work force is non-union and the Company has never suffered a strike or other labor related work stoppage. If this situation changes, the Company's performance could suffer material adverse effects.

The Company operates in an industry subject to numerous environmental regulations. Changes in environmental regulations or in the interpretation or manner of enforcement of environmental regulations could materially affect the Company's performance. The Company is not currently planning or performing any environmental remediations. If, however, the need to perform an environmental remediation should arise, costs could be substantial. Depending upon the nature and location of the problem, insurance coverage may or may not cover some or all of the costs associated with the remediation.

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

The Company's efforts to address Year 2000 issues are dependent in part upon the ability of certain software vendors to deliver certain modifications to software used by the Company timely and are dependent upon information received from customers and vendors upon which the Company has reasonably relied. Should such software vendors fail to deliver its modifications timely, the Company's efforts to address its Year 2000 issues may be affected. Should any significant third party representation be inaccurate, the Company may be negatively affected.

The Company anticipates that it will continue to borrow funds in the future. Increases in interest rates or changes in the Company's ability to borrow funds could materially affect the Company's performance. The Company's ability to borrow funds and the interest rates at which it can borrow such funds can be affected by the Company's financial performance and compliance with various ratios and covenants employed by lenders.

COMPLIANCE WITH ENVIRONMENTAL LAWS AND REGULATIONS

The Company is subject to federal, state and local environmental laws and regulations concerning, among other matters, waste water effluents, air emissions and furnace dust management and disposal. Company management is highly conscious of these regulations, and supports an ongoing program to maintain the Company's strict adherence to required standards.

The Company was previously advised by the Virginia Department of Waste Management of certain conditions involving the disposal of hazardous materials at the Company's Norfolk, Virginia property which existed prior to the Company's acquisition of the facility. The site was accepted into Virginia's Voluntary Remediation Program. This program allows regulatory closure upon certification by the Virginia Department of Environmental Quality of the site remediation. On December 23, 1997, the property was sold to a company specializing in remediation and rehabilitation or brownfield properties. Environmental liabilities and the obligation to perform the remediation site plan as approved by the Virginia Department of Environmental Quality were transferred to or assumed by the purchaser.

The Company was notified by the Department of Toxic Substances Control (DTSC) of the Environmental Protection Agency of the State of California of certain environmental conditions regarding its property in Emeryville, California. The Company performed complete environmental remediation of that property in accordance with the remediation plan for the site which was approved by DTSC. The Company received letters from DTSC confirming that the site has been remediated in accordance with the approved remedial implementation plan and an approved remedial completion report and thereafter sold the Emeryville property in October 1997.

As part of its ongoing environmental compliance and monitoring programs, the Company is voluntarily developing work plans for environmental conditions involving certain of its operating facilities. Based upon the Company's study of the known conditions and its prior experience in investigating and correcting environmental conditions, the Company believes that the costs associated with these work plans will not be material.

Except as stated above, the Company believes that it is currently in compliance with all known material and applicable environmental regulations.

YEAR 2000

The following Year 2000 discussion is provided in response to the Securities and Exchange Commission's recent interpretative statement expressing its view that public companies should include detailed discussion of Year 2000 issues in their MD&A.

The Company is pursuing an organized program to assure the Company's information technology systems and related infrastructure will be Year 2000 compliant. The Company has divided its Year 2000 issues into five areas including: (1) business systems at corporate headquarters, (2) business systems at the Cleveland, Ohio operation, (3) infrastructure systems at all locations, (4) manufacturing systems at all locations, and (5) facility and support systems at all locations. (The Company includes certain systems which might not be considered as IT systems, such as phone switches and certain safety systems, in the facility and support systems area of the Year 2000 project.) The Company's Year 2000 program includes three phases: (1) an audit and assessment phase designed to identify Year 2000 issues; (2) a modification phase designed to correct Year 2000 issues (this phase includes testing of individual modifications as they are installed); and (3) a testing phase to test entire systems for Year 2000 compliance after individual modifications have been installed and tested. A dedicated Year 2000 project manager has been assigned to this project for over one year. Project teams have been assembled for each area, specific responsibilities have been identified and specific time lines have been prepared for the activities to take place within each area of the project. Senior management receives monthly updates on the progress against the time lines for each strategic area.

The Company has completed the audit and assessment phase for both the business systems at the corporate headquarters and at the Cleveland, Ohio operation and for infrastructure at all locations. The Company currently expects that the audit and assessment phase will be completed for the remaining areas prior to December 31, 1998.

The Company is currently performing the second phase of its program, involving modifications and testing of the individual modifications, on its business systems at both the corporate headquarters and the Cleveland, Ohio operation. The Company expects to complete the second phase of its program for these business systems by December 31, 1998. This schedule allows for six months of contingency time prior to the July 1, 1999 deadline (the beginning of the Company's 2000 fiscal year) for completion of these upgrades.

The Company expects to conduct the third phase test of its business systems in the first calendar quarter of 1999.

The Company currently expects to complete the second phase of its program (modifications and testing) for its infrastructure systems, manufacturing systems, facility and support systems by June 30, 1999 leaving six months of contingency time before the December 31, 1999 deadline for completion of Year 2000 modifications of these systems. Appropriate systems testing will be conducted after June 30, 1999 and problems which are identified will then be corrected.

Management has determined that the costs for correction of the Year 2000 issues, including any software and hardware changes (but excluding any hardware systems that would have been replaced in any event) and the cost of personnel involved in working on this project, will be less than $3 million. The Company estimates that 25% of the costs have been spent to date. The Year 2000 upgrades are being funded out of the normal operating funds, and account for less than 25% of the Company's IT budget.

The Year 2000 compliance effort is a priority project for the Company's IT department. Other IT projects, however, including upgrades of certain existing systems and design and installation of new systems, continue while the Year 2000 effort is being accomplished.

The Company's Year 2000 program also includes investigation of major vendors' and customers' Year 2000 readiness. The Company is using questionnaires, letters and protocols to determine its vendors' and customers' Year 2000 readiness. The Company is contacting, for example, energy and scrap vendors and its phone and data line service vendors to determine their Year 2000 compliance status. If any such vendors indicate that they will not be Year 2000 compliant, the Company will develop contingency plans to address the issue, which may include changing vendors. In addition, the Company is contacting significant customers to determine their progress towards Year 2000 compliance and to identify issues, if any, which might develop because of customers' failure to be prepared for Year 2000 issues. In the event issues are identified, the Company expects to try to develop procedures to permit the Company to continue to supply the customer involved despite the Year 2000 issues. The Company has been assured by its key financial institutions that they are already Year 2000 compliant or will be Year 2000 compliant in early 1999.

At the present time, the Company does not have a contingency plan to operate in the event that its business systems are not Year 2000 compliant. If testing scheduled for the first calendar quarter of 1999 suggests that there is a significant risk that the business systems might not be Year 2000 compliance, a contingency plan will be developed.

Notice: Various statements in this discussion of Year 2000 are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include statements of the Company's expectations, statements with regard to schedules and expected completion dates and statements regarding expected Year 2000 compliance. These forward-looking statements are subject to various risk factors which may materially affect the Company's efforts to achieve Year 2000 compliance. These risk factors include the inability of the Company to complete the plans and modifications that it has identified, the failure of software vendors to deliver the upgrades and repairs to which they have committed, the wide variety of information technology systems and components, both hardware and software, that must be evaluated and the large number of vendors and customers with which the Company interacts. The Company's assessments of the effects of Year 2000 on the Company are based, in part, upon information received from third parties and the Company's reasonable reliance on that information. Therefore, the risk that inaccurate information is supplied by third parties upon which the Company reasonably relied must be considered as a risk factor that might affect the Company's Year 2000 efforts. The Company is attempting to reduce the risks by utilizing an organized approach, extensive testing, and allowance of ample contingency time to address issues identified by tests.

IMPACT OF INFLATION

The Company has not experienced any material adverse effects on operations in recent years because of inflation, though margins can be affected by inflationary conditions. The Company's primary cost components are ferrous scrap, high quality semi-finished steel billets, energy and labor, all of which are susceptible to domestic inflationary pressures. Finished product prices, however, are influenced by nationwide construction activity, automotive production and manufacturing capacity within the steel industry and, to a lesser extent, the availability of lower-priced foreign steel in the Company's market channels. While the Company has generally been successful in passing on cost increases through price adjustments, the effect of steel imports, severe market price competition and under-utilized industry capacity has in the past, and could in the future, limit the Company's ability to adjust pricing.

ITEM 7A.     QUANTITATIVE AND QUATLITATIVE DISCLOSURES ABOUT MARKET RISK

Refer to the information in Item 7 under the caption MARKET RISK SENSITIVE INSTRUMENTS

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                    BIRMINGHAM STEEL CORPORATION
                                     Consolidated Balance Sheets
                                (in thousands, except per share data)


                                                   June 30
                                     -------------------------------------------
ASSETS                                        1998                  1997
                                       -----------------      -----------------

Current assets:
  Cash and cash equivalents              $            902       $          959
  Accounts receivable, net of
    allowance for doubtful accounts
    of $1,838 in 1998 and $1,797 in 1997          121,854              129,476
  Inventories                                     243,275              208,595
  Other                                            27,967               27,834
                                       ------------------     -----------------

      Total current assets                        393,998              366,864


Property, plant and equipment:
  Land and buildings                              258,905              199,363
  Machinery and equipment                         652,240              572,802
  Construction in progress                         67,401              162,957
                                       ------------------     -----------------

                                                  978,546              935,122
  Less accumulated depreciation                  (221,051)            (173,554)
                                       ------------------     -----------------

      Net property, plant and equipment           757,495              761,568


  Excess of cost over net assets acquired          44,420               50,089
  Other assets                                     48,865               32,468
                                       ------------------     -----------------

        Total assets                   $        1,244,778     $      1,210,989
                                       ==================     =================



LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable and current portion
     of long-term debt                 $           10,119     $              -
  Accounts payable                                 92,813               94,273
  Accrued payroll expenses                         12,015                7,387
  Accrued operating expenses                       12,901                7,503
  Other current  liabilities                       28,476               28,819
                                       ------------------     -----------------

      Total current liabilities                   156,324              137,982
Deferred income taxes                              47,922               54,352
Deferred liabilities                                7,630                5,933
Long-term debt, less current portion              558,820              526,056
Minority interest in subsidiary                    13,475               15,118
Commitments and contingencies                           -                    -

Stockholders' equity:
  Preferred stock, par value $.01;
  authorized:  5,000 shares                             -                    -
Common stock, par value $.01;
  authorized:  75,000 shares;
  issued:  29,780 in 1998 and 29,736 in 1997          298                  297
  Additional paid-in capital                      331,859              331,139
  Treasury stock, 191 and 55 shares
    in 1998 and 1997, respectively, at cost        (2,929)                (996)
  Unearned compensation                              (912)              (1,425)
  Retained earnings                               132,291              142,533
                                       ------------------       ---------------

      Total stockholders' equity       $          460,607       $      471,548
                                       ------------------       ---------------


       Total liabilities and
          stockholders' equity         $        1,244,778       $    1,210,989
                                       ==================       ===============




                                       See accompanying notes.




                                    BIRMINGHAM STEEL CORPORATION
                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                (in thousands, except per share data)


                                            For the Years Ended June 30
                                      -----------------------------------------

                                          1998             1997         1996
                                      ------------     ----------    ----------


Net sales                             $ 1,136,019      $  978,948    $ 832,489

Cost of sales:
  Other than depreciation
     and amortization                     963,354         846,910      730,447
  Depreciation and amortization            55,266          45,843       34,701
                                      ------------     ----------    ----------

  Gross profit                            117,399          86,195       67,341

Provision for loss on mill
  modernization program,
  pre-operating/start-up costs
  and unusual items                        34,238          10,633       23,907
Selling, general and administrative        48,645          36,670       37,731
Interest                                   29,008          20,195       12,036
                                      ------------      ----------    ---------

                                            5,508          18,697       (6,333)

Other income, net                          13,968           5,260        3,975
Loss from equity investments              (18,326)         (1,566)           -
Minority interest in loss of
  subsidiary                                1,643           2,347            -
                                     -------------      ----------    ---------


Income (loss) before income taxes           2,793          24,738       (2,358)

Provision for (benefit from) income
  taxes                                     1,164          10,321         (181)
                                    -------------       ----------   ----------


Net income (loss)                     $     1,629       $  14,417     $ (2,177)
                                    =============       ==========   ==========


Weighted average shares outstanding        29,674          29,091        28,566
                                    =============       ==========   ==========


Basic and diluted earnings
 (loss) per share                    $      0.05        $    0.50     $   (0.08)
                                    =============       ==========   ===========



                                       See accompanying notes.



                          BIRMINGHAM STEEL CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
           (In thousands, except number of shares and per share data)



                                      For the Years Ended June 30, 1998, 1997 and 1996
                 ---------------------------------------------------------------------------------------------

                       Common Stock                       Treasury Stock
                 ----------------------               ---------------------
                                          Additional                          Unearned                 Total
                                          Paid-in                             Compensa-   Retained   Stockholder's
                  Shares        Amount    Capital       Shares   Amount         tion      Earnings   Equity
                 ----------     -------  ----------   ---------- ----------   ----------  --------  ----------



Balances at       29,594,286     $  296    $ 330,490   (1,098,356)   $(21,909)  $ (2,537)  $153,379  $ 459,719
June 30, 1995

Options
exercised, net
of tax benefit        85,475          1          940       60,929       1,301     (1,413)         -        829

Purchase of
treasury stock             -          -            -      (33,300)       (540)         -          -       (540)

Reduction of
unearned
compensation               -          -            -            -           -      1,785          -      1,785

Net loss                   -          -            -            -           -          -     (2,177)    (2,177)


Cash dividends
declared, $.40
per share                  -          -            -            -           -          -    (11,425)   (11,425)

                   ----------    ------    ---------    ---------     -------     ------    --------  --------

Balances at
June 30, 1996     29,679,761        297      331,430   (1,070,727)    (21,148)    (2,165)   139,777    448,191

Options
exercised, net
of tax benefit        56,054          -          359       15,385         314       (541)         -        132

Public offering            -          -         (650)   1,000,000      19,838          -          -     19,188

Reduction of
unearned
compensation               -          -            -            -           -      1,281          -      1,281

Net income                 -          -            -            -           -          -     14,417     14,417


Cash dividends
declared, $.40
per share                  -          -            -            -           -          -    (11,661)   (11,661)
                  ----------    -------      -------    ---------    --------    -------    --------    ------

Balances at
June 30, 1997     29,735,815        297      331,139    (55,342)        (996)    (1,425)    142,533    471,548

Options
exercised, net
of tax benefit        44,161          1          720     23,546          385       (261)          -        845

Purchase of
treasury stock             -          -           -    (159,600)      (2,318)         -           -     (2,318)

Reduction of
unearned
compensation               -          -           -           -            -        774           -        774

Net income                 -          -           -           -            -          -       1,629      1,629


Cash dividends
declared, $.40
per share                  -          -           -           -            -          -     (11,871)   (11,871)
                   ---------    -------    --------   ---------     --------     -------    --------  ---------

Balances at       29,779,976    $  298     $331,859   (191,396)     $ (2,929)    $ (912)   $ 132,291  $460,607
June 30, 1998
                  ==========    =======    ========   =========     =========    =======   =========  =========




                             See accompanying notes.




                         BIRMINGHAM STEEL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)


                                           For the Years Ended June 30,
                                     -----------------------------------------

                                       1998            1997            1996

                                     ----------     -----------       --------

CASH FLOWS FROM OPERATING
ACTIVITIES:
Net income (loss)                    $   1,629      $   14,417       $ (2,177)
Adjustments to reconcile net
   income (loss) to net
 cash provided by operating
  activities:
 Depreciation and amortization          55,266          45,843         34,701
 Provision for doubtful
  accounts receivable                       41              83            418
 Deferred income taxes                  (6,253)          4,343         (4,150)
 Minority interest in loss
  of subsidiary                         (1,643)         (2,347)             -
 Gain on sale of equity
  interest in subsidiaries                (129)         (1,746)             -
 Gain on sale of idle
  facilities and equipment              (5,225)              -              -
 Loss from equity investments           18,326           1,566              -
 Write-down of equipment and
  other assets                               -               -         13,269
 Other                                   4,036           2,451          3,829

 Changes in operating assets
  and liabilities, net of
  effects from business
  acquisitions:
 Accounts receivable                     7,581        (19,400)            847
 Inventories                           (34,681)        15,366         (23,291)
 Other current assets                     (572)       (13,888)          2,142
 Accounts payable                       (1,425)        (4,375)         16,113
 Other accrued liabilities               9,981        (14,033)          8,442
 Deferred liabilities                    1,697            327             381
                                     ----------      ---------       --------

 Net cash provided by
  operating activities                  48,629         28,607          50,524

 CASH FLOWS FROM INVESTING
 ACTIVITIES:
 Additions to property,
  plant and equipment
  (including expenditures
  reimburseable under lease
  agreement                           (146,567)      (196,980)       (171,778)
  under lease agreement)
Proceeds from lease
   agreement                           75,000               -               -
Payment for business
  acquisitions                              -         (43,309)        (16,916)
Proceeds from disposal
  of property,
  plant and equipment                   2,910             195             219
Proceeds from sale of equity
 investment in subsidiaries                65           5,372               -
Proceeds from sale idle
  facilities and equipment             26,857               -               -
Investment in scrap subsidiary              -          (9,300)              -
Equity investment in Laclede
  Steel Company                       (15,016)              -               -
Equity investment in American
  Iron Reduction, LLC                 (20,000)              -               -
Additions to other non-current
  assets                               (8,112)        (19,154)         (5,489)
Reductions in other non-current
  assets                                7,125           2,472             672
                                     ----------      ---------       --------

Net cash used in investing
    activities                       (77,738)       (260,704)       (193,292)

CASH FLOWS FROM FINANCING
ACTIVITIES:
 Net short-term borrowings and
  repayments                           10,000               -          (8,020)
 Proceeds from issuance of
  long-term debt                        1,500          26,000         165,000
 Borrowings under revolving
  credit facility                   2,056,773         771,785               -
 Payments on revolving credit
  facility                         (2,025,390)       (579,229)              -
 Proceeds from issuance of
  common stock                            358             310             105
 Purchase of treasury stock            (2,318)              -            (540)
 Issuance of treasury stock                 -          19,188               -
 Cash dividends paid                  (11,871)        (11,661)        (11,425)
                                     ----------      ---------       --------

 Net cash provided by
  financing activities                 29,052         226,393         145,120
                                     ----------      ---------       --------

 Net increase (decrease) in cash
  and cash equivalents                    (57)         (5,704)          2,352

 Cash and cash equivalents at:
    Beginning of year                     959           6,663           4,311
                                       -------       --------         -------

    End of year                      $    902        $    959         $ 6,663
                                     ========        ========         ========

 Supplemental cash flow
  disclosures:
 Cash paid during the period
  for:
 Interest (net of amounts
  capitalized)                        $29,231        $19,383          $11,500
    Income taxes                        6,132         13,808            5,570




                            See accompanying notes.

                          BIRMINGHAM STEEL COOPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         JUNE 30, 1998, 1997, and 1996


1.  DESCRIPTION OF THE BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Description of the Business
Birmingham Steel Corporation (the Company) operates steel mini-mills in the United States producing steel reinforcing bar, merchant products and SBQ (special bar quality) bar, rod and wire. The Company operates in one industry segment and sells to third parties primarily in the construction and automotive industries throughout the United States and Canada.

Principles of consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. When necessary, prior year amounts have been reclassified to conform to the current year's presentation.

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

Property, plant and equipment
Property, plant and equipment are stated at cost, less accumulated depreciation. Depreciation is provided using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes. Estimated useful lives range from ten to thirty years for buildings and from five to twenty-five years for machinery and equipment.

Excess of cost over net assets acquired
The excess of cost over net assets acquired (goodwill) is amortized on a straight-line basis over periods not exceeding twenty years. Accumulated amortization was approximately $14,158,000 and $10,377,000 at June 30, 1998 and 1997, respectively. The carrying value of goodwill is reviewed if the facts and circumstances suggest that it may be impaired. If such review indicates that goodwill will not be recoverable based upon the undiscounted expected future cash flows over the remaining amortization period, the Company's carrying value of the goodwill is reduced by the excess of carrying value over the fair value of the entity acquired.

Long-lived assets
Effective in the first quarter of fiscal 1997, the Company adopted the provisions of Financial Accounting Standards Board (FASB) Statement No. 121 which requires impairment losses to be recorded on long-lived assets used in operations, including allocated goodwill, when impairment indicators are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement No. 121 also requires that long-lived assets held for disposal be valued at the lower of carrying amount or fair value less cost to sell. The adoption of Statement No. 121 had no material effect on earnings or asset values.

Income taxes
Deferred income taxes are provided for temporary differences between taxable income and financial reporting income.

Earnings per share
In the second quarter of fiscal 1998, the Company adopted FASB Statement No. 128, "Earnings per Share". Basic earnings per share is computed using the weighted average number of outstanding common shares for the period. Diluted earnings per share is computed using the weighted average number of outstanding common shares and any dilutive equivalents. Options to purchase 826,685, 544,100 and 102,500 shares of common stock at average prices of $17.21, $16.99 and $17.78 per share were outstanding at June 30, 1998, 1997 and 1996, respectively, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares. The adoption of Statement No. 128 had no effect on earnings per share in the current or prior year periods reflected herein.

Pre-operating/start-up costs
The Company recognizes pre-operating and start-up costs as expense when incurred. The Company considers a facility to be in "start-up" until it reaches commercially viable production levels. During the start-up period, costs incurred in excess of expected normal levels, including non-recurring operating losses, are classified as pre-operating/start-up costs in the Consolidated Statements of Operations. In April, 1998 AcSEC issued Statement of Position
(SOP) 98-5, "Reporting on the Costs of Start-Up Activities," which requires that start-up costs be expensed as incurred. Because the Company already accounts for start-up costs in accordance with SOP 98-5, the statement is not expected to have a material impact on the Company's financial statements.

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

Accounting Pronouncements
In June 1997, the FASB issued Statement No. 131 "Disclosures about Segments of an Enterprise and Related Information" effective for fiscal years beginning after December 15, 1997. The Company will adopt Statement No. 131 in fiscal 1999. The statement requires companies to report certain financial information based on operating segments of the business. Management has not yet determined whether Statement No. 131 will have any effect on the Company's single segment reporting model.

In March 1998, the AcSEC issued SOP 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" effective for fiscal years beginning after December 15, 1998. The Company will adopt SOP 98-1 in fiscal 2000. Upon adoption, the Company may be required to capitalize certain internal costs of developing or obtaining internal-use software that is currently expensed as incurred. SOP 98-1 is not expected to have a material impact on the Company.

2.  BUSINESS ACQUISITION

On November 15, 1996, the Company and Atlantic Steel Industries, Inc. (Atlantic) formed Birmingham Southeast, LLC (Birmingham Southeast), a limited liability company owned 85 percent by the Company and 15 percent by an affiliate of Atlantic. Upon formation of Birmingham Southeast on December 2, 1996 the Company contributed the assets of its Jackson, Mississippi facility to Birmingham Southeast, and Birmingham Southeast purchased the operating assets of Atlantic located in Cartersville, Georgia for $43,309,000 in cash and assumed liabilities approximating $44,257,000. The purchase price of the Cartersville, Georgia assets was allocated based on the fair value of the assets acquired and liabilities assumed as follows (in thousands):

   Current assets                                   $    31,667
   Property, plant and equipment                         63,400
   Other non-current assets, primarily goodwill           9,964
                                                      ---------
        Total assets acquired                           105,031
   Fair value of liabilities assumed                    (44,257)
   Minority interest                                    (17,465)
                                                      ---------
        Total purchase price                        $    43,309
                                                      =========

The non-cash financing and investing activities related to the purchase of the Cartersville, Georgia assets were excluded from the statement of cash flows.


3.  INVESTMENT IN AFFILIATED COMPANIES

On September 24, 1997, the Company purchased approximately 25 percent of the outstanding shares of Laclede Steel Company (LCLD), a public company, for $14,953,000. The Company accounts for its investment in LCLD using the equity method. For the period from September 24, 1997 through June 30, 1998, the Company recognized $2,715,000 in losses on its investment in LCLD representing its share of LCLD's reported net loss for the period and amortization of the excess of the purchase price of the LCLD shares over the Company's proportionate interest in the net assets of LCLD. In June 1998, the Company determined that the remaining carrying amount of its investment in LCLD ($12,383,000) was impaired because, among other things: the market price of LCLD common shares had declined significantly since the Company made its investment; LCLD had continued to incur operating losses; and LCLD announced a restructuring plan that would have a material effect on its future results of operations and its financial position. Accordingly, the Company recognized a $12,383,000 impairment loss in the fourth quarter of fiscal 1998 to reduce the carrying amount of its investment. The loss is included in loss from equity investments in the Consolidated Statements of Operations.

On September 18, 1996, the Company and an affiliate of Mitsui & Co., Ltd. formed Pacific Coast Recycling, LLC (Pacific Coast), a 50/50 joint venture established to operate in southern California as a collector, processor and seller of scrap. The Company made equity investments in Pacific Coast of approximately $9,250,000 in fiscal 1997. Pacific Coast is accounted for using the equity method. On December 27, 1996, Pacific Coast purchased certain assets from the estate of Hiuka America Corporation and its affiliates with a minimum annual scrap processing capacity of approximately 600,000 tons. Pacific Coast is utilizing the facility at the Port of Long Beach to export scrap. At June 30, 1998, the Company had current and non-current loans to Pacific Coast of $9,400,000 and $10,000,000, respectively.

Through June 30, 1998, the Company had made equity investments of $20,000,000 in American Iron Reduction, L.L.C. (AIR), a 50 percent owned subsidiary of the Company, that operates a direct reduced iron (DRI) facility in Louisiana. Under the Equity Contribution Agreement, the Company may be obligated to make additional equity investments in AIR of not more than $7,500,000. The Company has agreed to purchase a minimum of 600,000 metric tons of DRI annually at prices which are equivalent to AIR's total cost excluding depreciation and amortization, but including debt service payments. The DRI will be used primarily at the Company's Memphis melt shop facility as a substitute for premium, low-residual scrap. In fiscal 1998, the Company purchased approximately $24,178,000 of DRI from AIR. For financial reporting purposes, AIR is accounted for as an equity method investee. Because AIR is a captive supplier of raw materials, the Company recognizes its share of operating profits or losses of AIR as a component of cost of sales.

On August 8, 1995, the Company purchased certain assets of Western Steel Limited, a subsidiary of IPSCO Inc., located in Calgary, Alberta, Canada for a purchase price of approximately $11,206,000. On December 13, 1995, the Company purchased the stock of Richmond Steel Recycling Limited (RSR), a scrap processing facility and subsidiary of Western Steel Limited, located in Richmond, British Columbia, Canada for a purchase price of approximately $5,710,000. On December 20, 1996, the Company sold 50 percent of the stock of RSR to SIMSMETAL Canada, Ltd. and recognized a pre-tax gain, included in other income, of approximately $1,746,000. RSR has been accounted for under the equity method since December 20, 1996. At June 30, 1998, the Company had current loans to RSR of $1,691,000.

The Company records its share of income and losses in equity investees on a one month lag. The Company's investments in, advances to and notes receivable from equity investees are as follows (in thousands):

                                                     June 30,
                                             ---------------------------
                                               1998               1997
                                             --------          ---------

  Pacific Coast Recycling, LLC              $  23,605          $  24,648
  Richmond Steel Recycling Limited              4,352              4,128
  American Iron Reduction, LLC                 17,998                  -
  Laclede Steel Company                             -                  -
                                             --------           --------
                                            $  45,955          $  28,776
                                             ========           ========

The following condensed financial information of Pacific Coast and AIR has been derived from the financial statements of each investee and presented on a combined basis. The condensed income statement data reflects the results of operations of each investee from their respective formation dates (Pacific Coast--September 18, 1996, AIR--August 30, 1996) as follows (in thousands):

                                                      June 30,
                                             --------------------------
                                                1998              1997
                                             --------          --------

  Current assets                           $   42,876       $     14,381
  Current liabilities                        ( 43,450)           (19,695)
                                             --------           --------
  Working capital                                (574)            (5,314)
  Property, plant and equipment, net          215,551            145,619
  Other assets                                 30,695             38,842
  Other liabilities                          (206,780)          (162,854)
                                             --------           --------
  Equity                                   $   38,892       $     16,293
                                             ========           ========

                                                 Year ended June 30,
                                            ----------------------------
                                               1998              1997
                                             --------          --------

     Net sales                           $    114,376       $     18,720
     Cost of sales                             99,387             13,166
     Gross profit                              14,989              5,554
     Net loss                                 (11,868)            (3,707)



4.  INVENTORIES

Inventories were valued at the lower of cost (first-in, first-out) or market as summarized in the following table (in thousands):

                                                     June 30,
                                            ----------------------------
                                                1998              1997
                                            ---------         ----------

  Raw materials and mill supplies        $     60,960       $     51,832
  Work-in-progress                             84,325             71,693
  Finished goods                               97,990             85,070
                                             --------            -------
                                         $    243,275       $    208,595
                                             ========            =======

5.  PROPERTY, PLANT AND EQUIPMENT

Capital  expenditures  totaled  $146,567,000,  $196,980,000  and $171,823,000 in fiscal 1998, 1997, and 1996, respectively, excluding amounts relating to business acquisitions. At June 30, 1998, the estimated costs to complete authorized projects under construction amounted to $68,975,000.

The Company capitalized interest of $6,486,000, $8,848,000 and $6,429,000 in fiscal 1998, 1997 and 1996, respectively, related to qualifying assets under construction. Total interest incurred, including amounts capitalized during these same periods, was $35,494,000, $29,043,000 and $18,465,000, respectively.


6.  SHORT-TERM BORROWING ARRANGEMENTS

The Company has a five year, unsecured revolving credit agreement which provides for unsecured borrowings of up to $300,000,000 at variable market interest rates. Approximately $76,061,000 was available under this credit facility at June 30, 1998.

Under a line of credit arrangement for short-term borrowings, the Company may borrow up to $20,000,000 with interest at market rates mutually agreed upon by the Company and the lender. At June 30, 1998, $10,000,000 was available under this facility.

The following information relates to the Company's borrowings under short-term credit facilities (in thousands):

                                            For the Years Ended June 30,
                                    -------------------------------------------
                                      1998              1997           1996
                                    ---------        ----------      ---------

 Maximum amount outstanding       $   35,000        $   180,374     $   96,326
 Average amount outstanding       $    9,951        $    79,956     $   45,490
 Weighted average interest rate          6.0%               5.8%           6.3%

7.  LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

                                                        June 30,
                                               --------------------------
                                                 1998              1997
                                               ---------        ----------
Senior unsecured notes,
   $130,000 and $150,000
   face amount, interest at
   7.28% and 7.05% respectively,
   payable 2001 through December 2005        $   280,000       $   280,000
$300,000 Revolving line of credit,
   weighted average interest at
   6.15%, payable in 2002                        223,939           192,556
Capital lease obligations,
   interest rates principally
   ranging from 43% to 45% of bank
   prime, payable in 1999 and 2001                12,500            12,500
Industrial Revenue Bonds,
  interest rates principally
  ranging from 44% to 45% of bank
  prime, payable in 2025 and 2026                 41,000            41,000
Promissory Note, interest at 5.0%,
  payable July 1998 through April 2008             1,500                 -
                                                ---------         ---------
                                                 558,939           526,056
Less current portion                                (119)                -
                                                ---------         ---------
                                              $  558,820       $   526,056
                                                =========         =========

The aggregate fair value of the Company's long-term debt obligations is approximately $543,249,000 compared to the carrying value of $558,939,000 at June 30, 1998. The fair value of the Company's senior secured notes is estimated using discounted cash flow analysis, based on the Company's incremental borrowing rate (approximately 8.5%) for similar types of borrowings, and does not consider prepayment penalties that would prevent realization of the implied gain.

Future maturities of long-term debt are as follows (in thousands):

                                   Capital             Other
                 Fiscal             Lease            Long-term
                  Year           Obligations            Debt            Total
                 -------         -----------         ---------        --------

                  1999          $       539          $     119       $     658
                  2000               10,325                125          10,450
                  2001                  107                131             238
                  2002                2,554            250,076         252,630
                  2003                    -            105,645         105,645
              Thereafter                  -            190,343         190,343
                                  ---------          ---------         --------
                                     13,525            546,439         559,964

              Less amount
                 representing
                 interest            (1,025)                 -          (1,025)
                                   ---------         ---------         --------
                                $    12,500          $ 546,439      $   558,939
                                   =========         =========         ========

Property, plant and equipment with a net book value of $2,814,000 is pledged as collateral on the capital lease obligations. The long-term debt obligations contain restrictive covenants, including debt restrictions and requirements to maintain working capital, interest coverage and debt to tangible net worth ratios.

The Company is currently in compliance with its restrictive debt covenants. However, should certain conditions occur, the Company could violate one or more of its restrictive covenants within the next twelve months. The Company is evaluating its alternatives in the event that it is unable to comply with its restrictive covenants in the near term. The alternatives include, but are not limited to, obtaining waivers for possible future violations, amending the covenants or refinancing the Company's outstanding obligations. If it becomes necessary to obtain waivers or amendments, the Company does not expect that these alternatives would have a significant impact on future results of operations. However, should it become necessary to refinance one or more of the Company's long-term facilities, the Company may incur increased costs and debt extinguishment losses, both of which could be material to future results of operations.


8.  COMMITMENTS

The Company leases office space and certain production equipment under operating lease agreements. The following is a schedule by year of future minimum rental payments, net of minimum rentals on subleases, required under operating leases that have initial lease terms in excess of one year as of June 30, 1998 (in thousands):

                 Fiscal                              Rental
                  Year                              Payments
                 -------                          ----------

                  1999                          $     7,287
                  2000                                7,186
                  2001                                7,070
                  2002                                7,055
                  2003                                7,195
               Thereafter                            76,322
                                                    -------
                                                $   112,115
                                                    =======

Rental expense under operating lease agreements was $3,986,000, $1,155,000 and $1,082,000 in fiscal 1998, 1997 and 1996, respectively.

The Company has a fifteen year lease on certain equipment in the Memphis melt shop. Under the provisions of the agreement, lease payments escalate through the term of the lease. The Company is accounting for this lease on a straight line basis so that the expense will be consistent throughout the life of the lease. At June 30, 1998 there is $675,000 in deferred rent as a result of the difference in the cash payments required and the straight line expense. The Company has options to purchase the equipment both prior to and at the end of the lease for amounts that are expected to approximate fair market value at the exercise date of the options.

Under a contract with Electronic Data Systems (EDS), an information management and consulting firm, the Company is obligated to pay $2,600,000 per year through 2005 for information systems development, technical support and consulting services.

9.  INCOME TAXES
Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows (in thousands):


                                                        June 30,
                                               ------------------------
                                                  1998             1997
                                               --------         --------
Deferred tax liabilities:
  Tax depreciation in excess
  of book depreciation                      $    70,092       $    69,623
Deferred tax assets:
  NOL carryforward                                    -             3,938
  AMT credit carryforwards                        7,455             7,204
  Deferred compensation                           2,878             2,255
  Worker's compensation                           1,771             1,873
  Inventory                                       2,118               237
  Equity investments                              4,168                 -
  Tax deductible goodwill                         4,414               811
  Other accrued liabilities                       1,642             1,405
                                              ---------         ---------
    Total deferred tax assets                    24,446            17,723
                                              ---------         ---------
    Net deferred tax liabilities            $    45,646       $    51,900
                                              =========         =========

Deferred  tax  assets  and   liabilities   are  classified  as  follows  in  the
accompanying consolidated balance sheets (in thousands):

                                                          June 30,
                                                 ------------------------
                                                    1998             1997
                                                 --------         --------

   Included in other current assets          $    (2,276)      $    (2,452)
   Non-current deferred tax liability             47,922            54,352
                                                 --------          --------
                                             $    45,646       $    51,900
                                                 ========          ========

The provisions for income taxes consisted of the following (in thousands):

                                    For the Years Ended June 30,
                              ------------------------------------------
                                 1998              1997             1996
                              --------          --------         --------
  Current:
     Federal               $     5,819        $    5,944       $     3,463
     State                       1,598                34               506
                              --------          --------          --------
                                 7,417             5,978             3,969
  Deferred:
    Federal                     (4,785)            2,525            (3,596)
    State                       (1,468)            1,818              (554)
                               --------          --------          --------
                                (6,253)            4,343            (4,150)
                               --------          --------          --------
                            $    1,164       $    10,321       $      (181)
                               ========          ========          ========

The provisions for income taxes differ from the statutory tax amounts as follows (in thousands):

                                        For the Years Ended June 30,
                                ------------------------------------------
                                  1998              1997             1996
                                --------         --------         --------

 Tax at statutory rates
    during the year         $       950        $    8,411       $      (761)
 State income taxes-net              82             1,204               (31)
 Amortization of non-
   deductible goodwill              663               700               675
 Other                             (531)                6               (64)
                                --------          --------          --------
                            $     1,164       $    10,321       $      (181)
                                ========          ========          ========

10.  STOCK COMPENSATION PLANS

In 1986, the Company established the Birmingham Steel Corporation 1986 Stock Option Plan whereby key employees may be granted options to purchase up to 900,000 shares of the Company's common stock at a price not less than 100% of the fair market value of the common stock on the date of grant. The options are exercisable in three annual installments commencing no earlier than the first anniversary of the date of grant of such options.

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

The Birmingham Steel Corporation 1997 Management Incentive Plan provides for awards of incentive and non-qualified stock options, stock appreciation rights, common stock of the Company, and cash for certain performance achievements. The Company has reserved 900,000 shares of common stock for issuance under this plan.

The Company records stock-based compensation under the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB
25) and related Interpretations. An alternative method of accounting exists under FASB Statement No. 123, "Accounting for Stock-Based Compensation," which requires the use of option valuation models; however, these models were not developed for use in valuing employee stock compensation awards. Under APB 25, because the exercise price of the Company's employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized for stock options. The Company recognizes compensation expense on grants of restricted stock and stock grants under the Stock Accumulation Plan based on the fair market value of the stock on the date of grant amortized over the vesting period. Total compensation expense recognized in the income statement for stock-based employee compensation awards was $721,000 and $747,000 in 1998 and 1997, respectively.

Pro forma information for 1998 and 1997 regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock compensation awards described above under the fair value method of that Statement. The fair value for these awards was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1998 and 1997, respectively: risk free interest rate of 5.38% and 6.25%; dividend yield of 2.15% and 1.96%; volatility factor of the expected market price of the Company's common stock of
 .54 and .75. A weighted average expected life of five years for incentive and non-qualified stock options, four years for restricted stock awards and three years for stock purchases under the Stock Accumulation Plan was used for both 1998 and 1997.

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

For purposes of pro forma disclosures, the estimated fair value of the stock compensation awards is amortized to expense over the appropriate vesting period. The effect on results of operations and earnings per share is not expected to be indicative of the effects on the results of operations and earnings per share in future years. The pro forma calculations include stock compensation awards granted beginning in fiscal 1996. The Company's pro forma information follows (in thousands except for earnings per share information):


                                                1998            1997
                                              --------        --------

    Pro forma net income                      $1,061         $ 13,375
    Pro forma earnings per share                 .04              .46

A summary of the Company's stock option activity, and related information for the years ended June 30 is as follows:



                                      1998                        1997                        1996
                            -----------------------     -----------------------     -----------------------
                                        Weighted                     Weighted                    Weighted
                                        Average                      Average                     Average
                                        Exercise                     Exercise                    Exercise
                             Options     Price          Options       Price          Options      Price
                            ---------  ---------       ---------    ---------       ---------   ---------

Outstanding-beginning
    of year                  851,876     $16.35          445,212      $15.42         435,270     $14.65
Granted                      258,000      18.50          543,000       16.70         100,000      17.13
Exercised                    (51,111)      9.45          (35,054)       8.85         (73,635)     13.05
Canceled                     (49,600)     16.70         (101,282)      16.62         (16,423)     16.21
Outstanding-end
    of year                1,009,165      16.89          851,876       16.35         445,212      15.42
Exercisable at end
    of year                  445,493      16.04          385,919       15.81         343,963      14.86
Weighted-average
    fair value of options
   granted during year                    $8.28                        $9.71                      $9.94




Exercise prices for options outstanding as of June 30, 1998, ranged from $9.08 to $31.88. The weighted average remaining contractual life of those options is approximately 7 years. At June 30, 1998, a total of 213,299 shares were reserved for issuance under the 1986 Stock Option Plan, and there were no additional shares available for future grants from this plan. A total of 540,201 shares were reserved for issuance from options granted under the 1990 Management Incentive Plan. A total of 24,000 shares were reserved for issuance under the Director Stock Option Plan, and 76,000 were available for future grant. A total of 50,000 shares were reserved for issuance under the 1997 Management Incentive Plan and there were 850,000 available for future grants from this plan.

The Company granted 7,550 and 24,500 shares in 1998 and 1997, respectively, of restricted stock under the 1990 Management Incentive Plan. The weighted average fair value of these awards was $15.93 in 1998 and $16.41 in 1997. At June 30, 1998, 280,625 of these shares were vested. An additional 949 shares were available for future grant under the 1990 Management Incentive Plan.

The Company issued 30,187 and 25,989 shares in 1998 and 1997, respectively, under the Stock Accumulation Plan. The weighted average fair value of these awards was $7.78 in 1998 and $9.17 in 1997. At June 30, 1998, 23,902 of these shares were vested and 397,866 shares were available for future grant.


11.  DEFERRED COMPENSATION AND EMPLOYEE BENEFITS

The Company recognized expenses of approximately $3,488,000, $2,934,000 and $2,844,000 in fiscal 1998, 1997 and 1996, respectively, in connection with a defined contribution plan to which non-union employees contribute and the Company makes discretionary and matching contributions based on employee compensation.

Certain officers and key employees have participated in a deferred compensation plan ("Management Security Plan") which provided fixed benefits payable in equal monthly installments upon retirement or death. The Management Security Plan consisted of separate deferred compensation agreements with each covered employee. The Company recognized compensation costs pursuant to each individual agreement over the projected service life of each employee as deferred compensation, following the vesting provisions of each individual agreement.

Effective July 1, 1997, the Management Security Plan agreements were replaced with new deferred compensation agreements under the Executive Retirement and Compensation Deferral Plan (ERCDP), a non-qualified deferred compensation plan which allows participants to defer specified percentages of base and bonus pay, and provides for Company contributions. Each participant's previously accrued benefit under the Management Security Plan was transferred to a new account under the ERCDP. Under the new ERCDP agreements, the Company recognizes compensation costs as contributions become vested. Investment performance gains and losses on each participant's plan account result in additional compensation costs to the Company. To fund its obligation under this Plan, the Company has purchased life insurance policies on the covered employees.

Other than the plans referred to above, the Company provides no postretirement or postemployment benefits to its employees that would be subject to the provisions of FASB Statements No. 106 or No. 112.

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


13.  OTHER INCOME

In fiscal 1998, the Company sold idle properties located in Ballard, Washington; Norfolk, Virginia and Emeryville, California. Proceeds from the sale of these properties were approximately $25,307,000 and the aggregate pre-tax gain on these properties amounted to approximately $3,986,000. On October 15, 1997, the Company sold an idle rolling mill in Cartersville, Georgia, for $1,600,000 and recognized a pre-tax gain of approximately $1,239,000. Gains on sales of property, plant and equipment are included in "other income, net" in the Consolidated Statements of Operations.

In fiscal 1998, the Company received settlements from electrode suppliers of $4,414,000 which is included in "other income, net" in the Consolidated Statements of Operations.

14. PROVISION FOR LOSS ON MILL MODERNIZATION PROGRAM, PRE-OPERATING/START-UP COSTS AND UNUSUAL ITEMS

The provision for loss on mill modernization program, pre-operating/start-up costs and unusual items in the accompanying financial statements consists of the following (in thousands):

                                             For the Years Ended June 30,
                                       ---------------------------------------
                                        1998          1997              1996
                                       --------     --------          --------
 Pre-operating/start-up expenses:
    Memphis                         $    30,515   $    2,378         $     871
    Cleveland                                 -        1,526             6,228
    Cartersville                          1,305        4,809                 -
    Other                                 2,418        1,920             1,310
 Equipment write-downs                        -            -             6,580
 Property cleanup reserves                    -            -             1,700
 Restructuring of EDS contract                -            -             4,522
 Severance/reorganization costs               -            -             1,064
 Other                                        -            -             1,632
                                       --------      --------          --------
                                        $34,238      $10,633         $  23,907
                                       ========      ========          ========

Report of Ernst & Young LLP, Independent Auditors


The Board of Directors and Shareholders
Birmingham Steel Corporation

We have audited the accompanying consolidated balance sheets of Birmingham Steel Corporation as of June 30, 1998 and 1997, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended June 30, 1998. Our audits also included the financial statement schedule listed in the index at Item 14 (a) 2. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. The 1998 financial statements of Pacific Coast Recycling, LLC, (a corporation in which the Company has a 50% interest), have been audited by other auditors whose report has been furnished to us; insofar as our opinion on the 1998 consolidated financial statements and schedule relates to data included for Pacific Coast Recycling, LLC, it is based solely on their report. In the consolidated financial statements, the Company's investment in Pacific Coast Recycling, LLC (excluding advances and notes receivable) is stated at $4,205,000 at June 30, 1998, and the Company's equity in the net loss of Pacific Coast Recycling, LLC is stated at $3,144,000, for the year then ended.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Birmingham Steel
Corporation at June 30, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/Ernst & Young LLP
----------------------------
Ernst & Young LLP

Birmingham, Alabama
August 5, 1998

Independent Auditors Report

The Members
Pacific Coast Recycling, LLC:

We have audited the accompanying balance sheets of Pacific Coast Recycling, LLC as of June 30, 1998 and 1997 and the related statements of earnings, members' capital and cash flows for the year ended June 30, 1998 and the period from September 18, 1996 (inception) to June 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pacific Coast Recycling, LLC as of June 30, 1998 and 1997 and the results of its operations and its cash flows for the year ended June 30, 1998 and period from September 18, 1996 (inception) to June 30, 1997 in conformity with generally accepted accounting principles.


/s/KPMG Peat Marwick LLP

Los Angeles, California
July 24, 1998

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None


PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information contained on pages 4, 5 and 6 of Birmingham Steel Corporation's Proxy Statement dated September 11, 1998, with respect to directors and executive officers of the Company, is incorporated herein by reference in response to this item.

ITEM 11.  EXECUTIVE COMPENSATION

The information contained on pages 6 through 17 of Birmingham Steel Corporation's Proxy Statement dated September 11, 1998, with respect to directors and executive officers of the Company, is incorporated herein by reference in response to this item.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information contained on pages 1, 2 and 3 of Birmingham Steel Corporation's Proxy Statement dated September 11, 1998, with respect to directors and executive officers of the Company is incorporated herein by reference in response to this item.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There were no material transactions in Item 13.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


ITEM 14 (a) 1. INDEX TO CONSOLIDATED STATEMENTS COVERED BY REPORT OF INDEPENDENT AUDITORS

The following consolidated financial statements of Birmingham Steel Corporation are included in Item 8:

Consolidated Balance Sheets-June 30, 1998 and 1997

Consolidated Statements of Operations-Years ended June 30, 1998, 1997 and 1996

Consolidated Statements of Changes in Stockholders' Equity-Years ended June 30, 1998, 1997 and 1996

Consolidated Statements of Cash Flows-Years ended June 30, 1998, 1997 and 1996

Notes to Consolidated Financial Statements-June 30, 1998, 1997 and 1996

Report of Ernst & Young LLP, Independent Auditors

Independent Auditors Report (KPMG Peat Marwick LLP)

ITEM 14 (a) 2.  INDEX TO CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

The following  consolidated  financial statement schedule is included in item 14
(d) of this report.


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

Exhibit           Description of Exhibits

3.1 Restated Certificate of Incorporation of the Registrant (incororated by reference from Form 8-A, Exhibit 2.2, filed November 16, 1986)

3.2.1        By-laws of the  Registrant *

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

4.3          Shareholder Rights Plan of Registrant  (incorporated by reference from Form 8-K filed January 23, 1996).

4.4 Reimbursement Agreement, dated as of October 1, 1996, between Birmingham Steel Corporation and PNC Bank, Kentucky, Inc. (incorporated by reference from Form 10-Q for quarter ended December 31, 1996, exhibit 4.1)


10.1 1986 Stock Option Plan of Registrant, as amended (incorporated by reference from Registration Statement on Form S-8 (No. 33-16648), filed August 20, 1987)**

10.2 Amended and Restated Management Security Plan, effective January 1, 1994 (incorporated by reference from Form 10-K for year ended June 30, 1994, Exhibit 10.2)**

10.3 Steel Billet Sale and Purchase Master Agreement between American Steel & Wire Corporation and QIT-Fer et Titane, Inc. dated July 1, 1994 (incorporated by reference from Form10-K for year ended June 30, 1995, Exhibit 10.3)

10.4 Supply Agreement, dated as of August 2, 1985, among MC Acquisition Corp., Birmingham Bolt Company, Inc., Magna Corporation, Contractors Material Co., Inc., and Hackney Steel Co., Inc. (incorporated by reference from Registrant Statement No. 33-945,
             Exhibit 10.6.3, filed November 20, 1985)

10.5 1989 Non-Union Employees' Stock Option Plan of the Registrant (incorporated by reference from a Registration Statement on Form S-8, Registration No. 33-30848, filed August 31, 1989, Exhibit 4.1)**

10.6 Restated Birmingham Steel Corporation 401(k) Plan restated as of January 1, 1990 (incorporated by reference from Post-Effective Amendment No. 1 to Form S-8, Registration No. 33-23563, filed July 12, 1990, Exhibit 4.1)**

10.7 Special Severance Benefits Plan of the Registrant(incorporated by reference from the Annual Report on Form 10-K for the Year ended June 30, 1989, Exhibit 10.12)**

10.8 Lease Agreement, as amended, dated July 13, 1993 between Torchmark Development Corporation and Birmingham Steel Corporation (incorporated by reference from Annual Report on Form 10-K for year ended June 30, 1993, Exhibit 10.12)

10.8.1       Third  Amendment  to  Lease  Agreement,   dated  November  30,
             1993, between Torchmark Development Corporation and Birmingham Steel Corporation *

10.8.2 Fourth Amendment to Lease Agreement, dated June 13, 1994, between Torchmark Development Corporation and Birmingham Steel Corporation (incorporated by reference from Annual Report on Form 10-K for year ended June 30, 1998, Exhibit 10.8.2)

10.8.3 Fifth Amendment to Lease Agreement, dated September 6, 1995, between Torchmark Development Corporation and Birmingham Steel Corporation (incorporated by reference from Annual Report on Form 10-K for year ended June 30, 1998, Exhibit 10.8.3)

10.8.4 Sixth Amendment to Lease Agreement, dated April 11, 1997, between Torchmark Development Corporation and Birmingham Steel Corporation (incorporated by reference from Annual Report on Form 10-K for year ended June 30, 1998, Exhibit 10.8.4)

10.8.5 Seventh Amendment to Lease Agreement, dated April 11, 1997, between Torchmark Development Corporation and Birmingham Steel Corporation (incorporated by reference from Annual Report on Form 10-K for year ended June 30, 1998, Exhibit 10.8.5)

10.8.6 Eighth Amendment to Lease Agreement, dated April 11, 1997, between Torchmark Development Corporation and Birmingham Steel Corporation*

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

10.11.1 Amendment to Employment Agreement, dated January 5, 1996 between Registrant and Robert A. Garvey dated August 10, 1998.*

10.12        Stock   Accumulation  Plan  of  the  Registrant   (incorporated  by
             reference from a Registration Statement on Form S-8, Registration No. 33-64069, filed November 8, 1995, Exhibit 4.1)**

10.13 Lease Agreement, dated January 7, 1997, between Torchmark Development Corporation and Birmingham Southeast LLC (incorporated by reference from Annual Report on Form 10-K for year ended June 30, 1998, Exhibit 10.13)

10.14 Director Stock Option Plan of the Registrant (incorporated by reference from Form 10-Q for quarter ended September 30, 1996, exhibit 10.1)**

10.15        Chief  Executive  Officer   Incentive   Compensation  Plan  of  the
             Registrant (incorporated by reference from Form 10-Q for quarter ended September 30, 1996, exhibit 10.2)**

10.16 Equity Contribution Agreement among American Iron Reduction, L.L.C., GS Technologies Operating Co., Inc., Birmingham Steel Corporation and Nationsbank, N.A., dated August 30, 1996 (incorporated by reference from Form 10-Q for quarter ended September 30, 1996, exhibit 10.3)

10.17 DRI Purchase Agreement between Birmingham Steel Corporation and American Iron Reduction, L.L.C., dated as of August 30, 1996 (incorporated by reference from Form 10-Q for quarter ended September 30, 1996, exhibit 10.4)

10.18 Operating Agreement between Birmingham Steel Corporation and Raw Material Development Co., Ltd., dated as of September 18, 1996 (incorporated by reference from Form 10-Q for quarter ended September 30, 1996, exhibit 10.5)

10.19 Asset Purchase Agreement, dated as of October 31, 1996, among Mitsui & Co., Ltd., R. Todd Neilson, as Chapter 11 Trustee for the bankruptcy estate of Hiuka America Corporation, All-Ways Recycling Company, B&D Auto & Truck Salvage, and Weiner Steel Corporation (incorporated by reference from Form 10-Q for quarter ended December 31, 1996, exhibit 10.1)

10.20 Contribution Agreement, dated as of November 15, 1996, among IVACO, Inc., Atlantic Steel Industries, Inc., Birmingham Steel Corporation and Birmingham Southeast, LLC (incorporated by reference from Current report on Form 8-K filed December 12, 1996)

10.21 $300 million Credit Agreement, dated as of March 17, 1997 by and among Birmingham Steel Corporation, as Borrower, the financial institutions party hereto and their assignees under section 12.5.(d), as Lenders, PNC Bank, National Association and The Bank of Nova Scotia, as Co-agents and Nationsbank, N.A. (South), as Agent and as Arranger (incorporated by reference from Form 10-Q for quarter ended March 31, 1997, exhibit 10.1)

10.22        Executive Retirement and Compensation Deferral Plan of the
             Registrant*

10.23 1997 Management Incentive Plan of the Registrant (incorporated by reference from a Registration Statement on Form S-8, Registration No. 333-46771, filed February 24, 1998, Exhibit 4.6).**

22.1         Subsidiaries of the Registrant*

23.1         Consent of Ernst & Young LLP, Independent Auditors*

23.2         Accountants' Consent (KPMG Peat Marwick LLP)*

27           Financial Data Schedule*

*  Being filed herewith
**Denotes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.

ITEM 14 (b).  REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the fourth quarter ended June 30, 1998.

ITEM 14 (c).  EXHIBITS

Certain exhibits listed in response to Item 14(a)3 of this report are being filed herewith.


EXHIBIT 3.2.1

                              BY-LAWS
                                OF
                    BIRMINGHAM STEEL CORPORATION


                             ARTICLE I

                           Stockholders

         SECTION 1. Annual Meeting. The annual meeting of the stockholders of the Corporation shall be held on such date, at such time and at such place within or without the State of Delaware as may be designated by the Board of Directors, for the purpose of electing Directors and for the transaction of such other business as may be properly brought before the meeting.

         SECTION 2. Special Meetings. A special meeting of the stockholders of the Corporation may be called only by the Chairman of the Board or by the Board of Directors pursuant to a resolution adopted by a majority of the total number of directors which the Corporation would have if there were no vacancies. Any special meeting of the stockholders shall be held on such date, at such time and at such place within or without the State of Delaware as the Board of Directors or the officer calling the meeting may designate. At a special meeting of the stockholders, no business shall be transacted and no corporate action shall be taken other than that stated in the notice of the meeting.

         SECTION 3. Notice of Meetings. Except as otherwise provided in these By-Laws or by law, a written notice of each meeting of the stockholders shall be given not less than ten (10) nor more than sixty (60) days before the date of the meeting to each stockholder of the Corporation entitled to vote at such meeting at his address as it appears on the records of the Corporation. The notice shall state the place, date and hour of the meeting and, in the case of a special meeting, the purpose or purposes for which the meeting is called.

         SECTION 4. Quorum. At any meeting of the stockholders, the holders of a majority in number of the total outstanding shares of stock of the Corporation entitled to vote at such meeting, present in person or represented by proxy, shall constitute a quorum of the stockholders for all purposes, unless the representation of a larger number of shares shall be required by law, by the Certificate of Incorporation or by these By-Laws, in which case the representation of the number of shares so required shall constitute a quorum; provided that at any meeting of the stockholders at which the holders of any class of stock of the Corporation shall be entitled to vote separately as a class, the holders of a majority in number of the total outstanding shares of such class, present in person or represented by proxy, shall constitute a quorum for purposes of such class vote unless the representation of a larger number of shares of such class shall be required by law, by the Certificate of Incorporation or by these By-Laws.

         SECTION 5. Adjourned Meetings. Whether or not a quorum shall be present in person or represented at any meeting of the stockholders, the holders of a majority in number of the shares of stock of the Corporation present in person or represented by proxy and entitled to vote at such meeting may adjourn from time to time; provided, however, that if the holders of any class of stock of the Corporation are entitled to vote separately as a class upon any matter at such meeting, any adjournment of the meeting in respect of action by such class upon such matter shall be determined by the holders of a majority of the shares of such class present in person or represented by proxy and entitled to vote at such meeting. When a meeting is adjourned to another time or place, notice need not be given of the adjourned meeting if the time and place thereof are announced at the meeting at which the adjournment is taken. At the adjourned meeting the stockholders, or the holders of any class of stock entitled to vote separately as a class, as the case may be, may transact any business which might have been transacted by them at the original meeting. If the adjournment is for more than thirty days, or if after the adjournment a new record date is fixed for the adjourned meeting, a notice of the adjourned meeting shall be given to each stockholder of record entitled to vote at the adjourned meeting.

         SECTION 6. Organization. The President or, in his absence, a Vice President shall call all meetings of the stockholders to order, and shall act as Chairman of such meetings. In the absence of the President and all of the Vice Presidents, the holders of a majority in number of the shares of stock of the Corporation present in person or represented by proxy and entitled to vote at such meeting shall elect a Chairman.
         The Secretary of the Corporation shall act as Secretary of all meetings of the stockholders; but in the absence of the Secretary, the Chairman may appoint any person to act as Secretary of the meeting. It shall be the duty of the Secretary to prepare and make, at least ten days before every meeting of stockholders, a complete list of stockholders entitled to vote at such meeting, arranged in alphabetical order and showing the address of each stockholder and the number of shares registered in the name of each stockholder. Such list shall be open, either at a place within the city where the meeting is to be held, which place shall be specified in the notice of the meeting or, if not so specified, at the place where the meeting is to be held, for the ten days next preceding the meeting, to the examination of any stockholder, for any purpose germane to the meeting, during ordinary business hours, and shall be produced and kept at the time and place of the meeting during the whole time thereof and subject to the inspection of any stockholder who may be present.

         SECTION 7. Voting. Except as otherwise provided in the Certificate of Incorporation or by law, each stockholder shall be entitled to one vote for each share of the capital stock of the Corporation registered in the name of such stockholder upon the books of the Corporation. Each stockholder entitled to vote at a meeting of stockholders or to express consent or dissent to corporate action in writing without a meeting may authorize another person or persons to act for him by proxy, but no such proxy shall be voted or acted upon after three years from its date, unless the proxy provides for a longer period. When directed by the presiding officer or upon the demand of any stockholder, the vote upon any matter before a meeting of stockholders shall be by ballot. Except as otherwise provided by law, by the Certificate of Incorporation, or by any other provision of these By-Laws, Directors shall be elected by a plurality of the votes cast at a meeting of stockholders by the stockholders entitled to vote in the election and, whenever any corporate action other than the election of Directors is to be taken, it shall be authorized by a majority of the votes cast at a meeting of stockholders by the stockholders entitled to vote thereon.
         Shares of the capital stock of the Corporation belonging to the Corporation or to another corporation, if a majority of the shares entitled to vote in the election of directors of such other corporation is held, directly or indirectly, by the Corporation, shall neither be entitled to vote nor be counted for quorum purposes.

         SECTION 8. Inspectors. When required by law or directed by the presiding officer or upon the demand of any stockholder entitled to vote, but not otherwise, the polls shall be opened and closed, the proxies and ballots shall be received and taken in charge, and all questions touching the qualifications of voters, the validity of proxies and the acceptance or rejection of votes shall be decided at any meeting of the stockholders by one or more Inspectors who may be appointed by the Board of Directors before the meeting, or if not so appointed, shall be appointed by the presiding officer at the meeting. If any person so appointed fails to appear or act, the vacancy may be filled by appointment in like manner.

         SECTION 9. Consent of Stockholders in Lieu of Meeting. Unless otherwise provided in the Certificate of Incorporation, any action required to be taken or which may be taken at any annual or special meeting of the stockholders of the Corporation, may be taken without a meeting, without prior notice and without a vote, if a consent in writing, setting forth the action so taken, shall be signed by the holders of outstanding stock having not less than the minimum number of votes that would be necessary to authorize or take such action at a meeting at which all shares entitled to vote thereon were present and voted. Prompt notice of the taking of any such corporate action without a meeting by less than unanimous written consent shall be given to those stockholders who have not consented in writing.

        SECTION 10. Notice of Stockholder Business and Nominations.
(A) Annual Meetings of  Stockholders.
(1) Nominations of persons for election to the Board of Directors of the Corporation and the proposal of business to be considered by the stockholders may be made at an annual meeting of stockholders (a) pursuant to the Corporation's notice of meeting, (b) by or at the direction of the Board of Directors or (c) by any stockholder of the Corporation who was a stockholder of record at the time of giving of notice provided for in these By-Laws, who is entitled to vote at the meeting and who complies with the notice procedures set forth in these By-Laws.
(2) For nominations or other business to be properly brought before an annual meeting by a stockholder pursuant to clause (c) of paragraph (A) (1) of these By-Laws, the stockholder must have given timely notice thereof in writing to the Secretary of the Corporation and such other business must otherwise be a proper matter for stockholder action. To be timely, a stockholder's notice shall be delivered to the Secretary at the principal executive offices of the Corporation not later than the close of business on the 60th day nor earlier than the close of business on the 90th day prior to the first anniversary of the preceding year's annual meeting; provided, however, that in the event that the date of the annual meeting is more than 30 days before or more than 60 days after such anniversary date, notice by the stockholder to be timely must be so delivered not earlier than the close of business on the 90th day prior to such annual meeting and not later than the close of business on the later of the 60th day prior to such annual meeting or the 10th day following the day on which public announcement of the date of such meeting is first made by the Corporation. In no event shall the public announcement of an adjournment of an annual meeting commence a new time period for the giving of a stockholder's notice as described above. Such stockholder's notice shall set forth (a) as to each person whom the stockholder proposes to nominate for election or re-election as a director all information relating to such person that is required to be disclosed in solicitations of proxies for election of directors in an election contest, or is otherwise required, in each case pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the "Exchange Act") and Rule 14a-11 thereunder (including such person's written consent to being named in the proxy statement as a nominee and to serving as a director if elected); (b) as to any other business that the stockholder proposes to bring before the meeting, a brief description of the business desired to be brought before the meeting, the reasons for conducting such business at the meeting and any material interest in such business of such stockholder and the beneficial owner, if any, on whose behalf the proposal is made; and (c) as to the stockholder giving the notice and the beneficial owner, if any, on whose behalf the nomination or proposal is made
(i) the name and address of such stockholder, as they appear on the Corporation's books, and of such beneficial owner and (ii) the class and number of shares of the Corporation which are owned beneficially and of record by such stockholder and such beneficial owner.

(3) Notwithstanding anything in the second sentence of paragraph (A)(2) of these By-Laws to the contrary, in the event that the number of directors to be elected to the Board of Directors of the Corporation is increased and there is no public announcement by the Corporation naming all of the nominees for director or specifying the size of the increased Board of Directors at least 70 days prior to the first anniversary of the preceding year's annual meeting, a stockholder's notice required by these By-Laws shall also be considered timely, but only with respect to nominees for any new positions created by such increase, if it shall be delivered to the Secretary at the principal executive offices of the Corporation not later than the close of business on the 10th day following the day on which the public announcement of the date of such meeting is first made by the Corporation.

(B) Special Meetings of Stockholders. Only such business shall be conducted at a special meeting of stockholders as shall have been brought before the meeting pursuant to the Corporation's notice of meeting. Nominations of persons for election to the Board of Directors may be made at a special meeting of stockholders at which directors are to be elected pursuant to the Corporation's notice of meeting (a) by or at the direction of the Board of Directors or (b) provided that the Board of Directors has determined that directors shall be elected at such meeting, by any stockholder of the Corporation who is a stockholder of record at the time of giving of notice provided for in these By-Laws, who shall be entitled to vote at the meeting and who complies with the notice procedures set forth in these By-Laws. In the event the Corporation calls a special meeting of stockholders for the purpose of electing one or more directors to the Board of Directors, any such stockholder may nominate a person or persons (as the case may be), for election to such position(s) as specified in the Corporation's notice of meeting, if the stockholder's notice required by paragraph (A) (2) of these By-Laws shall be delivered to the Secretary at the principal executive offices of the Corporation not earlier than the close of business on the 90th day prior to such special meeting and not later than the close of business on the later of the 60th day prior to such special meeting or the 10th day following the day on which public announcement is first made of the date of the special meeting and of the nominees proposed by the Board of Directors to be elected at such meeting. In no event shall the public announcement of an adjournment of a special meeting commence a new time period for the giving of a stockholder's notice as described above.

(C)  General
(1) Only such persons who are nominated in accordance with the procedures set forth in these By-Laws shall be eligible to serve as directors and only such business shall be conducted at a meeting of stockholders as shall have been brought before the meeting in accordance with the procedures set forth in these By-Laws. Except as otherwise provided by law, the Certificate of Incorporation or these By-Laws, the Chairman of the meeting shall have the power and duty to determine whether a nomination or any business proposed to be brought before the meeting was made or proposed, as the case may be, in accordance with the procedures set forth in these By-Laws and, if any proposed nomination or business is not in compliance with these By-Laws, to declare that such defective proposal or nomination shall be disregarded.
(2) For purposes of these By-Laws, "public announcement" shall mean disclosure in a press release reported by the Dow Jones News Service, Associated Press or comparable national news service or in a document publicly filed by the Corporation with the Securities and Exchange Commission pursuant to Section 13, 14 or 15(d) of the Exchange Act.
(3) Notwithstanding the foregoing provisions of these By-Laws, a stockholder shall also comply with all applicable requirements of the Exchange Act and the rules and regulations thereunder with respect to the matters set forth in these By-Laws. Nothing in these By-Laws shall be deemed to affect any rights (i) of stockholders to request inclusion of proposals in the Corporation's proxy statement pursuant to Rule 14a-8 under the Exchange Act or (ii) of the holders of any series of Preferred Stock to elect directors under specified circumstances.

                              ARTICLE II
                          Board of Directors

         SECTION 1. Number and Term of Office. The business and affairs of the Corporation shall be managed by or under direction of a Board of Directors which shall consist of not less than three nor more than fifteen members, who need not be stockholders of the Corporation, the precise number to be fixed by resolution of the Board of Directors from time to time. The Directors shall, except as hereinafter otherwise provided for filling vacancies, be elected at the annual meeting of stockholders, and shall hold office until their respective successors are elected and qualified or until their earlier resignation or removal. The number of Directors may be altered from time to time by amendment of these By-Laws.

     SECTION 2. Removal, Vacancies and Additional Directors. The stockholders may, at any special meeting the notice of which shall state that it is called for that purpose, remove, with or without cause, any Director and fill the vacancy; provided that whenever any Director shall have been elected by the holders of any class of stock of the Corporation voting separately as a class under the provisions of the Certificate of Incorporation, such Director may be removed and the vacancy filled only by the holders of that class of stock voting separately as a class. Vacancies caused by any such removal and not filled by the stockholders at the meeting at which such removal shall have been made, or any vacancy caused by the death or resignation of any Director or for any other reason, and any newly created directorship resulting from any increase in the authorized number of Directors, may be filled by the affirmative vote of a majority of the Directors then in office, although less than a quorum, and any Director so elected to fill any such vacancy or newly created directorship shall hold office until his successor is elected and qualified or until his earlier resignation or removal.

When one or more Directors shall resign effective at a future date, a majority of the Directors than in office, including those who have so resigned, shall have power to fill such vacancy or vacancies, the vote thereon to take effect when such resignation or resignations shall become effective, and each Director so chosen shall hold office as herein provided in connection with the filling of other vacancies.

     SECTION 3. Place of Meeting. The Board of Directors may hold its meetings in such place or places in the State of Delaware or outside the State of Delaware as the Board from time to time shall determine.

     SECTION 4. Regular Meetings. Regular meetings of the Board of Directors shall be held at such times and places as the Board from time to time by resolution shall determine. No notice shall be required for any regular meeting of the Board of Directors; but a copy of every resolution fixing or changing the time or place of regular meetings shall be mailed to every Director at least five days before the meeting held in pursuance thereof.

     SECTION 5. Special Meetings. Special meetings of the Board of Directors shall be held whenever called by direction of the President, or by any two of the Directors then in office. Notice of the day, hour and place of holding of each special meeting shall be given by mailing the same at least two days before the meeting or by causing the same to be transmitted by telegraph, cable or wireless at least one day before the meeting to each Director. Unless otherwise indicated in the notice thereof, any and all business other than an amendment of these By-Laws may be transacted at any special meeting, and an amendment of these By-Laws may be acted upon if the notice of the meeting shall have stated that the amendment of these By-Laws is one of the purposes of the meeting. At any meeting at which every Director shall be present, even though without any notice, any business may be transacted, including the amendment of these By-Laws.

     SECTION 6. Quorum. Subject to the provisions of Section 2 of this Article II, a majority of the members of the Board of Directors in office (but in no case less than one-third of the total number of Directors nor less than two Directors) shall constitute a quorum for the transaction of business and the vote of the majority of the Directors present at any meeting of the Board of Directors at which a quorum is present shall be the act of the Board of Directors. If at any meeting of the Board there is less than a quorum present, a majority of those present may adjourn the meeting from time to time.

     SECTION 7. Organization. The President shall preside at all meetings of the Board of Directors. In the absence of the President, a Chairman shall be elected from the Directors present. The Secretary of the Corporation shall act as Secretary of all meetings of the Directors; but in the absence of the Secretary, the Chairman may appoint any person to act as Secretary of the meeting.

     SECTION 8. Committees. The Board of Directors may, by resolution passed by a majority of the whole Board, designate one or more committees, each committee to consist of one or more of the Directors of the Corporation. The Board may designate one or more Directors as alternate members of any committee, who may replace any absent or disqualified member at any meeting of the committee. In the absence or disqualification of a member of a committee, the member or members thereof present at any meeting and not disqualified from voting, whether or not he or they constitute a quorum, may unanimously appoint another member of the Board of Directors to act at the meeting in the place of any such absent or disqualified member. Any such committee, to the extent provided by resolution passed by a majority of the whole Board, shall have and may exercise all the powers and authority of the Board of Directors in the management of the business and the affairs of the Corporation, and may authorize the seal of the Corporation to be affixed to all papers which may require it; but no such committee shall have the power or authority in reference to amending the Certificate of Incorporation, adopting an agreement of merger or consolidation, recommending to the stockholders the sale, lease or exchange of all or substantially all of the Corporation's property and assets, recommending to the stockholders a dissolution of the Corporation or a revocation of a dissolution, or amending these By-Laws; and unless such resolution, these By-Laws, or the Certificate of Incorporation expressly so provide, no such committee shall have the power or authority to declare a dividend or to authorize the issuance of stock.

     SECTION 9. Conference Telephone Meetings. Unless otherwise restricted by the Certificate of Incorporation or by these By-Laws, the members of the Board of Directors or any committee designated by the Board, may participate in a meeting of the Board or such committee, as the case may be, by means of conference telephone or similar communications equipment by means of which all persons participating in the meeting can hear each other, and such participation shall constitute presence in person at such meeting.

     SECTION 10. Consent of Directors or Committee in Lieu of Meeting. Unless otherwise restricted by the Certificate of Incorporation or by these By-Laws, any action required or permitted to be taken at any meeting of the Board of Directors, or of any committee thereof, may be taken without a meeting if all members of the Board or committee, as the case may be, consent thereto in writing and the writing or writings are filed with the minutes of proceedings of the Board or committee, as the case may be.

                                 ARTICLE III
                                  Officers

     SECTION 1. Officers. The officers of the Corporation shall be a Chairman, one or more Vice Chairmen, a Chief Executive Officer, a Chief Operating Officer, a Chief Financial Officer, a President, one or more Vice Presidents, a Secretary and a Treasurer, and such additional officers, if any, as shall be elected by the Board of Directors pursuant to the provisions of Section 11 of this Article
III. The Chairman, one or more Vice Chairmen, the Chief Executive Officer, the Chief Operating Officer, the Chief Financial Officer, the President, one or more Vice Presidents, the Secretary and the Treasurer, shall be elected by the Board of Directors at its first meeting after each annual meeting of the stockholders. The failure to hold such election shall not of itself terminate the term of office of any officer. Any number of offices may be held simultaneously by the same person, except that the person serving as Chief Financial Officer may not serve simultaneously as the Chief Executive Officer. The Chairman and any Vice Chairman shall be Directors of the Corporation. All other officers may, but need not, be Directors. Any officer may resign at any time upon written notice to the Corporation. All officers, agents and employees shall be subject to removal, with or without cause, at any time by the Board of Directors. The removal of an officer without cause shall be without prejudice to his contract rights, if any. The election or appointment of an officer shall not of itself create contract rights. All agents and employees other than officers elected by the Board of Directors shall also be subject to removal, with or without cause, at any time by the officers appointing them. Any vacancy caused by the death of any officer, his resignation, his removal, or otherwise, may be filled by the Board of Directors, and any officer so elected shall hold office at the pleasure of the Board of Directors. In addition to the powers and duties of the officers of the Corporation as set forth in these By-Laws, the officers shall have such authority and shall perform such duties as from time to time may be determined by the Board of Directors.

         SECTION 2. Powers and Duties of the Chairman. The Chairman shall preside at all meetings of the stockholders and of the Board of Directors at which he shall be present and shall have such other duties as may from time to time be assigned by these By-Laws or by the Board of Directors.

         SECTION 3. Powers and Duties of the Vice Chairman. The Vice Chairman or Chairmen shall have such powers and perform such duties as may from time to time be assigned by the Board of Directors or the Chairman. In the absence of the Chairman, the Vice Chairman (or if more than one, one of the Vice Chairman as designated by the Board of Directors) shall preside at all meetings of the stockholders and the Board of Directors at which he shall be present.

         SECTION 4. Powers and Duties of the Chief Executive Officer. The Chief Executive Officer shall be the chief executive officer of the Corporation and, subject to the control of the Board of Directors, shall have general charge and control of all its business and affairs and shall perform all duties incident to the office of Chief Executive Officer; he may sign and execute, in the name of the Corporation, all authorized deeds, mortgages, bonds, notes and other evidence of indebtedness, contracts or other instruments, except in cases in which the signing and execution thereof shall have been expressly excluded from the Chief Executive Officer and delegated to some other officer or agent of the Corporation by the Board of Directors. In the absence or disability of the Chairman and all Vice-Chairmen, the Chief Executive Officer shall preside at all meetings of the stockholders and shall have such other powers and perform such other duties as may from time to time be assigned to him by these By-Laws or by the Board of Directors.

         SECTION 5. Powers and Duties of the Chief Operating Officer. The Chief Operating Officer shall be the principal operating officer of the Corporation with authority as such, and at the request of the Chief Executive Officer or in his absence or disability to act, shall perform the duties and exercise the functions of the Chief Executive Officer, and when so acting shall have such other powers and perform such other duties as may from time to time be assigned to him by the Board of Directors or Chief Executive Officer.

         SECTION 6. Powers and Duties of Chief Financial Officer. The Chief Financial Officer shall be the chief accounting officer of the Corporation; he shall see that the books of account and other accounting records of the Corporation are kept in proper form and accurately; and, in general, he shall perform all the duties incident to the office of Chief Financial Officer of the Corporation and such other duties as may be from time to time assigned to him by the Board of Directors or the Chief Executive Officer.

         SECTION 7. Powers and Duties of the President. The President shall act as a general executive officer of the Corporation and shall have such other powers and perform such other duties as may from time to time be assigned to him by these By-Laws or by the Board of Directors or by the Chief Executive Officer.

         SECTION 8. Powers and Duties of the Vice Presidents. Each Vice President shall perform all duties incident to the office of Vice President and shall have such other powers and perform such other duties as may from time to time be assigned to him by these By-Laws or by the Board of Directors or the Chief Executive Officer.

         SECTION 9. Powers and Duties of the Secretary. The Secretary shall keep the minutes of any meetings of the Board of Directors and the minutes of all meetings of the stockholders in books provided for that purpose; he shall attend to the giving or serving of all notices of the Corporation; he shall have custody of the corporate seal of the Corporation and shall affix the same to such documents and other papers as the Board of Directors or the Chief Executive Officer shall authorize and direct; he shall have charge of the stock certificate books, transfer books and stock ledgers and such other books and papers as the Board of Directors or the Chief Executive Officer shall direct, all of which shall at all reasonable times be open to the examination of any Director, upon application, at the office of the Corporation during business hours; and he shall perform all duties incident to the office of Secretary and shall also have such other powers and shall perform such other duties as may from time to time be assigned to him by these By-Laws or the Board of Directors or the Chief Executive Officer.

         SECTION 10. Powers and Duties of the Treasurer. The Treasurer shall have custody of, and when proper shall pay out, disburse or otherwise dispose of, all funds and securities of the Corporation which may have come into his hands; he may endorse on behalf of the Corporation for collection checks, notes and other obligations and shall deposit the same to the credit of the Corporation in such bank or banks or depositary or depositaries as the Board of Directors may designate; he shall sign all receipts and vouchers for payments made to the Corporation; he shall enter or cause to be entered regularly in the books of the Corporation kept for the purpose full and accurate accounts of all moneys received or paid or otherwise disposed of by him and whenever required by the Board of Directors or the Chief Executive Officer shall render statements of such accounts; and he shall perform all duties incident to the office of Treasurer and shall also have such other powers and shall perform such other duties as may from time to time be assigned to him by these By-Laws or by the Board of Directors or the Chief Executive Officer.

         SECTION 11. Additional Officers. The Board of Directors may from time to time elect such other officers (who may but need not be Directors), including Controllers, Assistant Treasurers, Assistant Secretaries and Assistant Financial Officers, as the Board may deem advisable and such officers shall have such authority and shall perform such duties as may from time to time be assigned to them by the Board of Directors or the Chief Executive Officer.
         The Board of Directors may from time to time by resolution delegate to any Assistant Treasurer or Assistant Treasurers any of the powers or duties herein assigned to the Treasurer; and may similarly delegate to any Assistant Secretary or Assistant Secretaries any of the powers or duties herein assigned to the Secretary.

         SECTION 12. Giving of Bond by Officers. All officers of the Corporation, if required to do so by the Board of Directors, shall furnish bonds to the Corporation for the faithful performance of their duties, in such amounts and with such conditions and security as the Board shall require.

         SECTION 13. Voting Upon Stocks. Unless otherwise ordered by the Board of Directors, the Chief Executive Officer, the Chief Operating Officer, the Chief Financial Officer, the President or any Vice President shall have full power and authority on behalf of the Corporation to attend and to act and to vote, or in the name of the Corporation to execute proxies to vote, at any meetings of stockholders of any corporation in which the Corporation may hold stock, and at any such meetings shall possess and may exercise, in person or by proxy, any and all rights, powers and privileges incident to the ownership of such stock. The Board of Directors may from time to time, by resolution, confer like powers upon any other person or persons.

     SECTION 14. Compensation of Officers. The officers of the Corporation shall be entitled to receive such compensation for their services as shall from time to time be determined by the Board of Directors.

                                ARTICLE IV
                        Stock-Seal-Fiscal Year

         SECTION 1. Certificates for Shares of Stock. The certificates for shares of stock of the Corporation shall be in such form, not inconsistent with the Certificate of Incorporation, as shall be approved by the Board of Directors. All certificates shall be signed by the President or a Vice President and by the Secretary or an Assistant Secretary or the Treasurer or an Assistant Treasurer, and shall not be valid unless so signed.
         In case any officer or officers who shall have signed any such certificate or certificates shall cease to be such officer or officers of the Corporation, whether because of death, resignation or otherwise, before such certificate or certificates shall have been delivered by the Corporation, such certificate or certificates may nevertheless be issued and delivered as though the person or persons who signed such certificate or certificates had not ceased to be such officer or officers of the Corporation.

     All certificates for shares of stock shall be consecutively numbered as the same are issued. The name of the person owning the shares represented thereby with the number of such shares and the date of issue thereof shall be entered on the books of the Corporation.

     Except as hereinafter provided, all certificates surrendered to the Corporation for transfer shall be cancelled, and no new certificates shall be issued until former certificates for the same number of shares have been surrendered and cancelled.

         SECTION 2. Lost, Stolen or Destroyed Certificates. Whenever a person owning a certificate for shares of stock of the Corporation alleges that it has been lost, stolen or destroyed, he shall file in the office of the Corporation an affidavit setting forth, to the best of his knowledge and belief, the time, place and circumstances of the loss, theft or destruction, and, if required by the Board of Directors, a bond of indemnity or other indemnification sufficient in the opinion of the Board of Directors to indemnify the Corporation and its agents against any claim that may be made against it or them on account of the alleged loss, theft or destruction of any such certificate or the issuance of a new certificate in replacement therefor. Thereupon the Corporation may cause to be issued to such person a new certificate in replacement for the certificate alleged to have been lost, stolen or destroyed. Upon the stub of every new certificate so issued shall be noted the fact of such issue and the number, date and the name of the registered owner of the lost, stolen or destroyed certificate in lieu of which the new certificate is issued.

         SECTION 3. Transfer of Shares. Shares of stock of the Corporation shall be transferred on the books of the Corporation by the holder thereof, in person or by his attorney duly authorized in writing, upon surrender and cancellation of certificates for the number of shares of stock to be transferred, except as provided in the preceding section.

     SECTION 4. Regulations. The Board of Directors shall have power and authority to make such rules and regulations as it may deem expedient concerning the issue, transfer and registration of certificates for shares of stock of the Corporation.

         SECTION 5. Record Date. In order that the Corporation may determine the stockholders entitled to notice of or to vote at any meeting of stockholders or any adjournment thereof, or to express consent to corporate action in writing without a meeting or entitled to receive payment of any dividend or other distribution or allotment of any rights, or entitled to exercise any rights in respect of any change, conversion or exchange of stock or for the purpose of any other lawful action, as the case may be, the Board of Directors may fix, in advance, a record date, which shall not be more than sixty (60) nor less than ten (10) days before the date of such meeting, nor more than sixty (60) days prior to any other action.
         If no record date is fixed, the record date for determining stockholders entitled to notice of or to vote at a meeting of stockholders shall be at the close of business on the day next preceding the day on which notice is given, or, if notice is waived, at the close of business on the day next preceding the day on which the meeting is held; the record date for determining stockholders entitled to express consent to corporate action in writing without a meeting, when no prior action by the Board of Directors is necessary, shall be the day on which the first written consent is expressed; and the record date for determining stockholders for any other purpose shall be at the close of business on the day on which the Board of Directors adopts the resolution relating thereto. A determination of stockholders of record entitled to notice of or to vote at a meeting of stockholders shall apply to any adjournment of the meeting; provided, however, that the Board of Directors may fix a new record date for the adjourned meeting.

         SECTION 6. Dividends. Subject to the provisions of the Certificate of Incorporation, the Board of Directors shall have power to declare and pay dividends upon shares of stock of the Corporation, but only out of funds available for the payment of dividends as provided by law.
         Subject to the provisions of the Certificate of Incorporation, any dividends declared upon the stock of the Corporation shall be payable on such date or dates as the Board of Directors shall determine. If the date fixed for the payment of any dividend shall in any year fall upon a legal holiday, then the dividend payable on such date shall be paid on the next day not a legal holiday.

         SECTION 7. Corporate Seal. The Board of Directors shall provide a suitable seal, containing the name of the Corporation, which seal shall be kept in the custody of the Secretary. A duplicate of the seal may be kept and be used by any officer of the Corporation designated by the Board or the President.

     SECTION 8. Fiscal Year. The fiscal year of the Corporation shall be such fiscal year as the Board of Directors from time to time by resolution shall determine.

                                   ARTICLE V
                           Miscellaneous Provisions

         SECTION 1. Checks, Notes, Etc. All checks, drafts, bills of exchange, acceptances, notes or other obligations or orders for the payment of money shall be signed and, if so required by the Board of Directors, countersigned by such officers of the Corporation and/or other persons as shall from time to time be designated by the Board of Directors or pursuant to authority delegated by the Board.
         Checks, drafts, bills of exchange, acceptances, notes, obligations and orders for the payment of money made payable to the Corporation may be endorsed for deposit to the credit of the Corporation with a duly authorized depositary by the Treasurer and/or such other officers or persons as shall from time to time be designated by the Treasurer.

         SECTION 2. Loans. No loans and no renewals of any loans shall be contracted on behalf of the Corporation except as authorized by the Board of Directors. When authorized so to do, any officer or agent of the Corporation may effect loans and advances for the Corporation from any bank, trust company or other institution or from any firm, corporation or individual, and for such loans and advances may make, execute and deliver promissory notes, bonds or other evidences of indebtedness of the Corporation. When authorized so to do, any officer or agent of the Corporation may pledge, hypothecate or transfer, as security for the payment of any and all loans, advances, indebtedness and liabilities of the Corporation, any and all stocks, securities and other personal property at any time held by the Corporation, and to that end may endorse, assign and deliver the same. Such authority may be general or confined to specific instances.

         SECTION 3. Waivers of Notice. Whenever any notice whatever is required to be given by law, by the Certificate of Incorporation or by these By-Laws to any person or persons, a waiver thereof in writing, signed by the person or persons entitled to the notice, whether before or after the time stated therein, shall be deemed equivalent thereto.

         SECTION 4. Offices Outside of Delaware. Except as otherwise required by the laws of the State of Delaware, the Corporation may have an office or offices and keep its books, documents and papers outside of the State of Delaware at such place or places as from time to time may be determined by the Board of Directors or the President.

         SECTION 5.        Indemnification and Insurance.
         (A) Each current or former director or officer of the Corporation who was or is made a party or is threatened to be made a party to or is involved in any action, suit, or proceeding, whether civil, criminal, administrative or investigative (hereinafter a "proceeding"), by reason of the fact that he or she is or was a director or officer of the Corporation or is or was serving at the request of the Corporation as a director, officer, employee or agent of another corporation or of a partnership, joint venture, trust or other enterprise, including service with respect to employee benefit plans maintained or sponsored by the Corporation, whether the basis of such proceeding is an alleged action or omission in an official capacity as a director, officer, employee or agent or in any other capacity arising from service as a director, officer, employee or agent, shall be indemnified and held harmless by the Corporation to the fullest extent authorized by the General Corporation Law of the State of Delaware as the same exists or may hereafter be amended (but, in the case of any such amendment, only to the extent that such amendment permits the Corporation to provide broader indemnification rights than said law permitted the Corporation to provide prior to such amendment), against all expense, liability and loss
(including attorneys' fees, judgments, fines, excise taxes imposed by the Employee Retirement Income Security Act of 1974, as amended, or penalties and amounts paid or to be paid in settlement) reasonably incurred or suffered by such person in connection therewith and such indemnification shall continue as to a director or officer who has ceased to be a director, officer, employee or agent and shall inure to the benefit of his or her heirs, executors and administrators; provided, however, that except as provided in paragraph (C) of
Section 5 of this Article V, the Corporation shall indemnify any such current or former director or officer seeking indemnification in connection with a proceeding (or part thereof) initiated by such person only if such proceeding (or part thereof) was authorized by the Board of Directors. The right to indemnification conferred in Section 5 of this Article V shall be a contract right and shall include the right to be paid by the Corporation the expenses incurred in defending any such proceeding in advance of its final disposition, such advances to be paid by the Corporation within 20 days after the receipt by the Corporation of a statement or statements from the claimant requesting such advance or advances from time to time; provided, however, that if the General Corporation Law of the State of Delaware requires, the payment of such expenses incurred by a current or former director or officer in his or her capacity as a current or former director or officer (and not in any other capacity in which service was or is rendered by such person while a director or officer, including, without limitation, service to an employee benefit plan) in advance of the final disposition of a proceeding, shall be made only upon delivery to the Corporation of an undertaking by or on behalf of such current or former director or officer, to repay all amounts so advanced if it shall ultimately be determined that such current or former director or officer is not entitled to be indemnified under Section 5 of this Article V or otherwise.

                  (B) To obtain indemnification under Section 5 of this Article V, a claimant shall submit to the Corporation a written request, including therein or therewith such documentation and information as is reasonably available to the claimant and is reasonably necessary to determine whether and to what extent the claimant is entitled to indemnification. Upon written request by a claimant for indemnification pursuant to the first sentence of this paragraph (B), a determination, if required by applicable law, with respect to the claimant's entitlement thereto shall be made as follows: (1) if requested by the claimant, by Independent Counsel (as hereinafter defined), or (2) if no request is made by the claimant for a determination by Independent Counsel, (i) by the Board of Directors by a majority vote of a quorum consisting of Disinterested Directors (as hereinafter defined), or (ii) if a quorum of the Board of Directors consisting of Disinterested Directors is not obtainable or, even if obtainable, such quorum of Disinterested Directors so directs, by Independent Counsel in a written opinion to the Board of Directors, a copy of which shall be delivered to the claimant, or (iii) if a quorum of Disinterested Directors so directs, by the stockholders of the Corporation. In the event the determination of entitlement to indemnification is to be made by Independent Counsel at the request of the claimant, the Independent Counsel shall be selected by the Board of Directors unless there shall have occurred within two years prior to the date of the commencement of the action, suit or proceeding for which indemnification is claimed a Change of Control (as hereinafter defined), in which case the Independent Counsel shall be selected by the claimant unless the claimant shall request that such selection be made by the Board of Directors. If it is so determined that the claimant is entitled to indemnification, payment to the claimant shall be made within 10 days after such determination.

                  (C) If a  claim  under  paragraph  (A) of  Section  5 of  this
Article V is not paid in full by the Corporation within 30 days after a written claim pursuant to paragraph (B) of Section 5 of this Article V has been received by the Corporation, the claimant may at any time thereafter bring suit against the Corporation to recover the unpaid amount of the claim and, if successful in whole or in part, the claimant shall be entitled to be paid also the expense of prosecuting such claim. It shall be a defense to any such action (other than an action brought to enforce a claim for expenses incurred in defending any proceeding in advance of its final disposition where the required undertaking, if any is required, has been tendered to the Corporation) that the claimant has not met the standard of conduct which makes it permissible under the General Corporation Law of the State of Delaware for the Corporation to indemnify the claimant for the amount claimed, but the burden of proving such defense shall be on the Corporation. Neither the failure of the Corporation (including its Board of Directors, Independent Counsel or stockholders) to have made a determination prior to the commencement of such action that indemnification of the claimant is proper in the circumstances because he or she has met the applicable standard of conduct set forth in the General Corporation Law of the State of Delaware, nor an actual determination by the Corporation (including its Board of Directors, Independent Counsel or stockholders) that the claimant has not met such applicable standard of conduct, shall be a defense to the action or create a presumption that the claimant has not met the applicable standard of conduct.

                  (D) If a determination shall have been made pursuant to paragraph (B) of Section 5 of this Article V that the claimant is entitled to indemnification, the Corporation shall be bound by such determination in any judicial proceeding commenced pursuant to paragraph (C) of Section 5 of this
Article V.

         (E) The Corporation shall be precluded from asserting in any judicial proceeding commenced pursuant to paragraph (C) of Section 5 of this Article V that the procedures and presumptions of Section 5 of this Article V are not valid, binding and enforceable and shall stipulate in such proceeding that the Corporation is bound by all of the provisions of Section 5 of this Article V.

                  (F) The right to indemnification and the payment of expenses incurred in defending a proceeding in advance of its final disposition conferred in Section 5 of this Article V shall not be exclusive of any other right which any person may have or hereafter acquire under any statute, provision of the Certificate of Incorporation, By-Laws, agreement, vote of stockholders or Disinterested Directors or otherwise. No repeal or modification of Section 5 of this Article V shall in any way diminish or adversely affect the rights of any current or former director, officer, employee or agent of the Corporation hereunder in respect of any occurrence or matter arising prior to any such repeal or modification.

                  (G) The Corporation may maintain insurance, at its expense, to protect itself and any current or former director, officer, employee or agent of the Corporation or another corporation, partnership, joint venture, trust or other enterprise against any expense, liability or loss, whether or not the Corporation would have the power to indemnify such person against such expense, liability or loss under the General Corporation Law of the State of Delaware. To the extent that the Corporation maintains any policy or policies providing such insurance, each such current or former director or officer, and each such agent or employee to which rights to indemnification have been granted as provided in paragraph (H) of Section 5 of this Article V, shall be covered by such policy or policies in accordance with its or their terms to the maximum extent of the coverage thereunder for any such current or former director, officer, employee or agent.

          (H) The Corporation may, to the extent authorized from time to time by the Board of Directors, grant rights to indemnification, and rights to be paid by the Corporation the expense incurred in defending any proceeding in advance of its final disposition, to any current or former employee or agent of the Corporation to the fullest extent of the provisions of Section 5 of this Article V with respect to the indemnification and advancement of expenses of current or former directors and officers of the Corporation.

           (I) If any provision or provisions of Section 5 of this Article V shall be held to be invalid, illegal or unenforceable for any reason whatsoever: (1) the validity, legality and enforceability of the remaining provisions of Section 5 of this Article V (including, without limitation, each portion of any paragraph of Section 5 of this Article V containing any such provision held to be invalid, illegal or unenforceable, that is not itself held to be invalid, illegal or unenforceable) shall not in any way be affected or impaired thereby; and (2) to the fullest extent possible, the provisions of
  Section 5 of this Article V (including, without limitation, each such portion of any paragraph of Section 5 of this Article V containing any such provision held to be invalid, illegal or unenforceable) shall be construed so as to give effect to the intent manifested by the provision held invalid, illegal or unenforceable.

                  (J) For purposes of Section 5 of this Article V:
                  (1) "Change in Control" means the acquisition by any individual, entity or group (within the meaning of Section 13(d)(3) or 14(d)(2) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), of beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of 15 % or more of either (i) the then outstanding shares of common stock of the Corporation or (ii) the combined voting power of the then outstanding voting securities of the Corporation entitled to vote generally in the election of directors.
                  (2) "Disinterested Director" means a director of the Corporation who is not and was not a party to the matter in respect of which indemnification is sought by the claimant.

                  (3) "Independent Counsel" means a law firm, a member of a law firm, or an independent practitioner, that is experienced in matters of Delaware corporation law and shall include any person who, under the applicable standards of professional conduct then prevailing, would not have a conflict of interest in representing either the Corporation or the claimant in an action to determine the claimant's rights under Section 5 of this Article V.

         (K) Any notice, request or other communication required or permitted to be given to the Corporation under Section 5 of this Article V shall be in writing and either delivered in person or sent by telecopy, telex, telegram, overnight mail or courier service, or certified or registered mail, postage prepaid, return receipt requested, to the Secretary of the Corporation and shall be effective only upon receipt by the Secretary.

                                ARTICLE VI
                               Amendments

These By-Laws and any amendment thereof may be altered, amended or repealed, or new By- Laws may be adopted, by the Board of Directors at any regular or special meeting by the affirmative vote of a majority of all of the members of the Board of Directors, provided in the case of any special meeting at which all of the members of the Board of Directors are not present, that the notice of such meeting shall have stated that the amendment of these By-Laws was one of the purposes of the meeting; but these By-Laws and any amendment thereof, including the By-Laws adopted by the Board of Directors, may be altered, amended or repealed and other By-Laws may be adopted by the holders of two-thirds of the total outstanding stock of the Corporation entitled to vote at any annual meeting or at any special meeting, provided, in the case of any special meeting, that notice of such proposed alteration, amendment, repeal or adoption is included in the notice of the meeting.

Exhibit 10.8.6
         Eighth Amendment to Office Lease

                        EIGHTH AMENDMENT TO OFFICE LEASE


         THIS EIGHTH AMENDMENT TO OFFICE LEASE is made effective May 1, 1998, by and between TMK INCOME PROPERTIES, L.P., a Delaware limited partnership, having an office at 1950 Stonegate Drive, Suite 300, Birmingham, Alabama 35242 (the "Landlord") , and BIRMINGHAM STEEL CORPORATION, a Delaware corporation (the "Tenant").

                          W I T N E S S E T H:

         WHEREAS, Torchmark Development Corporation, an Alabama corporation ("Torchmark"), and the Tenant executed that certain Office Lease (the "Original Lease") dated April 8, 1993, covering a portion of the office space in The Urban Center at Liberty Park Office Building Number One Thousand; as amended by: the First Amendment to Office Lease dated July 13, 1993; the Second Amendment to Office Lease dated September 20, 1993; the Third Amendment to Office Lease dated November 30, 1993; the Fourth Amendment to Office Lease dated June 13, 1994; the Fifth Amendment to Office Lease dated September 6, 1995; the Sixth Amendment to Office Lease (the "Sixth Amendment") dated effective April 11, 1997 ; and the Seventh Amendment to Office Lease (the "Seventh Amendment") dated effective April 11, 1997 (collectively hereinafter called the "Lease");

         WHEREAS, effective January 1, 1997, Torchmark transferred its interest in the Building to the Landlord and, in accordance with Paragraph 22 of the Lease, from and after January 1, 1997, Torchmark was released from its obligations under the Lease and the Landlord, as transferee, assumed the obligations of Torchmark under the Lease;

         WHEREAS, the Landlord and the Tenant desire to further amend the Lease, and to the extent the provisions of this Eighth Amendment are inconsistent with the Lease, the terms of this Eighth Amendment shall control; and

         WHEREAS, unless specifically defined herein, the capitalized terms used in this Eighth Amendment will have the meanings defined in the Lease.

         NOW, THEREFORE, in consideration of the premises and the mutual agreements herein contained, the Landlord and the Tenant agree as follows:

         1. Amendment Negation. Notwithstanding anything in the Lease to the contrary, effective as of the Commencement Date for the Eighth Amendment Expansion Space (hereinafter defined), the Seventh Amendment will be cancelled and terminated in its entirety, and thereafter the Landlord and Tenant each, respectively, cancels and releases the other from all duties and obligations thereafter arising under the Seventh Amendment. Accordingly, this Lease (then consisting of the Original Lease as amended through and including the Sixth Amendment and subject to the terms and conditions of this Eighth Amendment) will on and after such date remain in full force and effect without any further amendment by, or effectiveness of, the Seventh Amendment.

         2. Expansion Amendment. The Tenant desires to expand into approximately 2,437 square feet of Net Rentable Area located on the second (2nd) floor of Building (the "Eighth Amendment Expansion Space") as identified on Schedule A attached hereto and as more particularly described in the approved Final Working Drawings. By execution of this Eighth Amendment, the Landlord and Tenant hereby agree that the Eighth Amendment Expansion Space shall be added to and shall hereafter comprise a part of the Leased Premises, subject to all of the terms and conditions of the Lease, except as specified below:

         A. Term. The Commencement Date for the Eighth Amendment Expansion Space shall be the earlier of (i) June 15, 1998, or (ii) the date of Substantial Completion of the Leasehold Improvements to the Eighth Amendment Expansion Space; and the Expiration Date shall be the Expiration Date provided in the Lease, unless postponed, accelerated or extended as provided in Paragraphs 2.1 and 2.2 of the Lease.

         B. Rent. The monthly Base Rent for the Eighth Amendment Expansion Space shall be as follows:

          (1) Beginning on the Commencement Date for the Eighth Amendment Expansion Space and continuing through October 31, 1998, a sum equal to one-twelfth (1/12) of the product of (a) the Net Rentable Area in the Eighth Amendment Expansion Space; times (b) the rate of Sixteen and No/100 Dollars ($16.00) per square foot of Net Rentable Area per year; which sum is presently computed to equal Three Thousand Two Hundred Forty-Nine and 34/100 Dollars
              ($3,249.34) per month, payable in advance and without demand beginning on the Commencement Date for the Eighth Amendment Expansion Space and continuing on the first day of each month thereafter; and
          (2) Beginning on November 1, 1998, and continuing through the remainder of the Lease Term, a sum equal to one-twelfth (1/12) of the product of (a) the Net Rentable Area in the Eighth Amendment Expansion Space; times (b) the rate of Eighteen and 50/100 Dollars ($18.50) per square foot of Net Rentable Area per year; which sum is presently computed to equal Three Thousand Seven Hundred Fifty-Seven and 05/100 Dollars ($3,757.05) per month, payable in advance and without demand beginning on November 1, 1998, and continuing on the first day of each month thereafter.

         C. Extended Term. Provided the Lease is in effect on the Expiration Date and an Event of Default by the Tenant is not continuing, the Tenant shall be entitled to extend the Lease Term on the Eighth Amendment Expansion Space under the same terms and conditions as are set forth in the Lease.

         3. Leased Premises. Effective as of the Commencement Date for the Eighth Amendment Expansion Space, the Leased Premises, including the Eighth Amendment Expansion Space, will consist of 37,678 square feet of Net Rentable Area.

         4. Tenant's Share. Effective as of the Commencement Date for the Eighth Amendment Expansion Space, the definition of "Tenant's Share" set forth in the Lease will be calculated to be 37,678/162,998 (23.12%).

          5. Leasehold Improvements. The Tenant has caused to be prepared at the Tenant's expense Final Working Drawings for the construction of the Leasehold Improvements within the Eighth Amendment Expansion Space, prepared by the architectural firm of Williams Blackstock Architects. Such Final Working Drawings, which are dated April 10, 1998, and which bear a project number of 97-003, have been mutually approved in final form by both Landlord and Tenant. It is expressly agreed that Tenant accepts the Eighth Amendment Expansion Space in its "AS-IS" condition, subject only to the modifications set forth in the
Final Working Drawings. All such modifications and additional Leasehold Improvements to be installed in the Eighth Amendment Expansion Space in accordance with the approved Final Working Drawings will be at the Tenant's expense (the "Eighth Amendment Work"), except that Landlord agrees to provide Tenant with an allowance in an amount equal to the sum of (a) the product of Five and 50/100 Dollars ($5.50) times the number of square feet of Net Rentable Area in the Eighth Amendment Expansion Space, plus (b) the cost of ceiling and HVAC work in the Eighth Amendment Expansion Space pursuant to the approved Final Working Drawings in an amount not to exceed Six Thousand One Hundred Forty-One and 24/100 Dollars ($6,141.24) for such ceiling and HVAC work (the "Tenant Allowance"). The Tenant Allowance shall be utilized to fund the cost of the Leasehold Improvements in the Eighth Amendment Expansion Space; provided, however, that any unused portion of the Tenant Allowance may be applied against the first amounts of Base Rent due under the terms of this Eighth Amendment. All Eighth Amendment Work shall be constructed in accordance with the Final Working Drawings approved by Landlord, by Tenant's contractor, Hallmark Builders Incorporated, in compliance with the requirements of Schedule "B" attached hereto.

         6. Brokerage. The Landlord and the Tenant represent to each other that neither party has engaged a broker to represent their respective interests in the negotiation of this Eighth Amendment and, consequently, that no brokerage commission will be due as a result of the actions of either the Landlord or the Tenant upon the execution of this Eighth Amendment.

         7. Binding Effect. Except as modified by the terms of this Eighth Amendment, the Lease shall remain in full force and effect.

         IN WITNESS WHEREOF, this Eighth Amendment has been executed and delivered by the duly authorized officers of the parties on the date first above written.

                          TMK INCOME PROPERTIES, L. P.,
                         a Delaware limited partnership

                                   By      Stonegate Realty Corporation,
                                           a Delaware corporation,
                                           as General Partner

                                   By /s/ Robert C. McLean
                                          Robert C. McLean, Vice President
                                          (the "Landlord")


                          BIRMINGHAM STEEL CORPORATION
                             a Delaware corporation

                           By /s/ Catherine W. Pecher
                           Name:  Catherine W. Pecher
                          Title:  Vice President-Corporate Secretary
                                 (the "Tenant")


         SCHEDULE "A"

         Expansion Space


         TO BE ATTACHED

                              SCHEDULE "B"

             Additional Construction Compliance Requirements


         Tenant's Obligations. In the event Tenant in any instance is permitted under the Lease to separately construct or contract for the construction of all or any portion of the Leasehold Improvements (including any fixtures or equipment to be installed by Tenant and attached to the walls, floors or ceiling) or to make alterations thereto, Tenant will cause such installation, construction or alteration ("Tenant Installations") to be performed on the following basis: (a) Tenant will have previously furnished the identify of Tenant's proposed general contractor to Landlord for approval, which approval by Landlord will not be unreasonably withheld; (b) such Tenant Installation shall not weaken, impair or in any other way have a detrimental impact on the structural integrity of the Leased Premises, the Building or the leasehold improvements of other tenants of the Building or in any way adversely affect the mechanical or electrical systems of the Building; (c) Tenant shall obtain all necessary licenses, permits and similar authorizations from governmental authorities in a timely manner and shall further cause all such Tenant Installations to comply with all applicable laws and other legal requirements;
(d) all Tenant Installations shall be completed with due diligence, in a good and workmanlike manner and in compliance with the Final Working Drawings (approved by Landlord); (e) prior to commencing construction and at all times during construction, Tenant shall cause Tenant's contractor to obtain and maintain builder's risk insurance in form, amounts and from carriers reasonably acceptable to Landlord, naming such contractor, Tenant, Landlord, and any Holder as additional insureds, as their interests appear; (f) Tenant shall obtain and furnish lien waivers from all mechanics, materialmen and laborers involved in the Tenant Installations and Tenant hereby further agrees to indemnify and hold Landlord harmless from and against any and all mechanics', materialmen's and laborers' liens which may be filed on the basis of any work performed or materials supplied in connection with such Tenant Installations; (g) with respect to such Tenant Installations, Tenant agrees to protect, indemnify, defend and hold Landlord and its agents, employees, invitees and licensees (including all other tenants of the Building and their respective agents, employees, licensees and invitees) free and harmless from and against any and all claims, liens, demands, and causes of action of every kind and character, including, without limitation, the amounts of judgments, penalties, interest, court costs and legal fees incurred by Landlord in defense of same, arising in favor of any third person (including employees of any contractor or any subcontractor) or governmental authority on account of taxes, claims, liens, debts, personal injuries, death or damage occurring or in any wise instant to, whether direct or indirect, or in connection with or arising out of such Tenant Installations; and (h) Tenant shall cause the construction to be, performed in a manner that will (i) occur either at times other than the Building Hours for the Building as established in accordance with the Building Regulations or at times as otherwise approved in writing by Landlord; and (ii) not interfere with other tenants' use and occupancy of the Building and the Park, as determined by Landlord in Landlord's sole discretion.

EXHIBIT 10.11.1
                       AMENDMENT TO EMPLOYMENT AGREEMENT

This agreement, dated as of August 10, 1998, is by and between Birmingham Steel Corporation, a Delaware Corporation (the "Company"), and Robert A. Garvey (the "Executive") and amends the agreement (the "Employment Agreement") dated January 5, 1996, between the Executive and the Company.

WHEREAS, the Executive Severance Plan adopted by Birmingham Steel Corporation on August 29, 1997, provides certain benefits in the event of a "Change in Control" as that term is defined in the Executive Severance Plan;

WHEREAS, the Employment Agreement also provides certain benefits in the event of a "Change in Control" as defined in that agreement;

WHEREAS, the Company and the Executive wish to clarify that it is their intent and agreement that in the event of a "Change in Control" as defined under either the Employment Agreement or the Executive Severance Plan, the Executive shall receive the greater of the benefit provided by the Employment Agreement or the benefit provided by the Executive Severance Plan, but shall not receive benefits provided under both the Executive Severance Plan and the Employment Agreement;

NOW, THEREFORE, it is agreed as follows:

1. In the event a "Change in Control" as defined under either the Executive Severance Plan or the Employment Agreement occurs while the Executive is an employee of the Company, then the Executive shall be entitled to receive either the benefit provided by the Employment Agreement or the benefit provided by the Executive Severance Plan, whichever is greater, but shall only receive one benefit under either the Executive Severance Plan or the Employment Agreement and not under both.

2. Except as expressly modified by this amendment, the Employment Agreement is unchanged and remains in full force and effect.

In witness whereof, the Company has caused this Agreement to be executed by its duly authorized Director and the Executive has hereunto set his hand as of the date in year first above written.

                                     BIRMINGHAM STEEL CORPORATION
Witness:  /s/ Philip Oakes          By:  /s/ E. Bradley Jones
          -----------------         By:  /s/ Reginald H. Jones
                                    By:  /s/ E. Mandell de Windt
                                    Its: ________________________________

Witness:  /s/ Catherine W. Pecher   Executive:  /s/ Robert A. Garvey
          -----------------------

Exhibit 10.22
Executive Retirement and Compensation Deferral Plan

                        BIRMINGHAM STEEL CORPORATION
                   EXECUTIVE RETIREMENT AND COMPENSATION DEFERRAL PLAN

                                 ARTICLE I
                        Purpose and Adoption of Plan

         1.1 Adoption: Birmingham Steel Corporation (the "Company") established the Birmingham Steel Corporation Management Security Plan (the "MSP") effective as of June 1, 1986. The Company reserved the right in Section 13.1 to amend the MSP. The Company hereby amends and restates the MSP, effective as of July 1, 1997, to constitute the Birmingham Steel Corporation Executive Retirement and Compensation Deferral Plan (the "Plan").

         1.2 Purpose: The Plan is designed to permit a select group of management or highly compensated employees who contribute materially to the continued growth, development and future business success of the Company and the Subsidiaries to elect to defer a portion of their Compensation until their death, disability, retirement, or termination of employment with the Company and to provide additional benefits to certain employees and in such amounts as the Company shall determine in its sole discretion. Employees who previously participated in the MSP shall be credited with an initial benefit under this Plan equal to the present value of their benefit under the MSP as of July 1, 1997.

                                ARTICLE II
                                Definitions

         For purposes of the Plan the following terms shall have the following meanings unless a different meaning is plainly required by the context:

         2.1 "Accounts" shall mean the accounts established and maintained by the Company for bookkeeping purposes to reflect the interest of a Participant in the Plan and shall consist of the Participant's ERP Account and CDP Account. The Accounts shall be bookkeeping entries only and shall be utilized solely as devices for the measurement and determination of the amounts to be paid to a Participant or his Beneficiary under the Plan.

         2.2 "Administrative Committee" shall mean the Compensation and Stock Option Committee of the Board of Directors.

         2.3 "Annual Base Pay Rate" shall mean twenty-six (26) times the bi-weekly rate of pay of a Participant as of the measurement date.

         2.4 "Beneficiary" shall mean any person, estate, trust, or organization entitled to receive any payment under the Plan upon the death of a Participant. The Participant shall designate his Beneficiary on a form provided by the Administrative Committee.

         2.5 "Board of Directors" shall mean the Board of Directors of the Company.

         2.6 "CDP Account" shall mean the Account of a Participant that is maintained to reflect his deferred compensation and earnings thereon and bonus interest and earnings thereon.

         2.7 "Change in Control" means the happening of any of the following:

                  (a) when any "person", as such term is used in Sections 13(d) and 14(d) of the Exchange Act (other than the Company or a Subsidiary or any Company employee benefit plan (including its trustee)), is or becomes the "beneficial owner" (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly of securities of the Company representing 15 percent or more of the combined voting power of the Company's then outstanding securities;

                  (b) when, during any period of two consecutive years during the existence of the Plan, individuals who, at the beginning of such period, constituted the Board of Directors cease, for any reason other than death, to constitute at least a majority thereof, unless each director who was not a director at the beginning of such period was elected or nominated by at least two-thirds of the individuals who were directors at the beginning of such period; or

                  (c) the occurrence of a transaction requiring stockholder approval for the acquisition of the Company by an entity other than the Company or a Subsidiary through purchase of assets, or by merger, or otherwise.

         2.8 "Code" shall mean the Internal Revenue Code of 1986, as amended, including any successor statute.

         2.9 "Company" shall mean Birmingham Steel Corporation, a Delaware corporation, and a successor to substantially all of its business and/or assets which becomes bound by the terms and provisions of this Plan by agreement or operation of law. If a Participant is employed by a Subsidiary of the Company, references to the Company with respect to the Participant shall include such Subsidiary unless the context otherwise requires.

         2.10 "Company ERP Contributions" shall mean the amounts credited to a Participant's Account under Article VII of the Plan.

         2.11 "Compensation" shall mean the Employee's taxable base wages and bonuses, plus amounts contributed by the Company as salary deferral contributions pursuant to the Employee's exercise of his deferral option made in accordance with Section 401(k) of the Code, amounts contributed by the Company to a cafeteria plan on behalf of the Employee pursuant to his salary reduction election under such plan, and in accordance with Section 125 of the Code, amounts contributed by the Employee pursuant to his Deferral Election under this Plan to his CDP Account and any other amounts contributed by the Employee on a pre-tax basis to any other employee retirement plan or arrangement whether qualified or non-qualified.

         2.12 "Deferral Election" shall mean the Participant's written election to defer a portion of his Compensation pursuant to Article VI.

         2.13 "Effective Date" shall mean the January 1 or July I next following or coinciding with the date on which the Administrative Committee shall permit a Participant to defer Compensation under the Plan and such other dates as may be determined from time to time by the Administrative Committee.

         2.14 "Employee" shall mean any person who is currently employed by the Company.

         2.15 "ERISA" shall mean the Employee Retirement Income Security Act of 1974, as amended.

         2.16 "Enrollment Date" shall mean the Effective Date, January 1 of each Plan Year, except it shall mean July 1, 1997 of the first Plan Year.

         2.17 "ERP Account" shall mean the Account of a Participant that is maintained to reflect the MSP Opening Balance and earnings thereon, Special Opening Balance and earnings thereon, and Company ERP Contributions and earnings thereon.

         2.18 "Exchange Act" means The Securities Exchange Act of 1934, as it may from time to time be amended or supplemented.

         2.19 "Group 1 Participants" shall mean the Participants who are eligible to receive Company ERP Contributions and to make Deferral Elections. The Group I Participants shall be determined by the Administrative Committee in its sole discretion.

         2.20 "Group 2 Participants" shall mean the Participants who are eligible to make Deferral Elections but who are ineligible to receive Company
ERP Contributions. The Group 2 Participants shall be determined by the Administrative Committee in its sole discretion.

         2.21 "Investment Request" shall mean the Participant's written request to have his Account invested pursuant to Section 8.1 or Section 8.2.

         2.22 "Leave of Absence" shall mean a Participant's leave of absence from his employment on account of military service, disability or any other reason and which is authorized in writing by the Company.

         2.23 "MSP Opening Balance" shall mean the value of the Prior Plan benefit determined according to Section 8.2 of the Prior Plan.

         2.24 "Participant" shall mean an Employee or former Employee of the Company who is eligible to receive benefits under the Plan.

         2.25 "Plan" shall mean the Birmingham Steel Corporation Executive Retirement and Compensation Deferral Plan as amended from time to time.

         2.26 "Plan Year" shall mean the twelve (12) month period commencing January 1st and ending on the last day of December next following, except the first Plan Year shall be July 1, 1997 through December 31, 1997.

         2.27  "Prior  Plan"  shall  mean  the  Birmingham   Steel   Corporation
Management Security Plan, as it existed prior to its amendment and restatement as of July 1, 1997, to constitute this Plan.

         2.28 "Special Opening Balance" shall mean such additional amounts, if any, credited to the ERP Account for an Employee at the time he begins to participate in the Plan. The granting of such amounts and the amount thereof shall be determined in the sole discretion of the Administrative Committee.

         2.29 "Subsidiary" shall mean any corporation, the majority of the outstanding voting stock of which is owned, directly or indirectly, by the Company.

         2.30 "Year of Service" shall mean each one-year period of time commencing on the later of June 1, 1980 and the date on which the Participant was first employed by the Company and each anniversary thereof during which he was actively employed by the Company or on a Leave of Absence for the entire year.

         2.31 "Year of Participation Service" shall mean each one-year period of time commencing on the date on which the Participant first became a Participant in the Plan and each anniversary thereof during which he remained a Participant in the Plan.

         The words in the masculine gender shall include the feminine and neuter genders and words in the singular shall include the plural and words in the plural shall include the singular.

                                ARTICLE III
                          Administration of Plan

         3.1 The Administrative Committee shall be responsible for the general administration of the Plan. The Administrative Committee may select a chairman and may select a secretary

(who may, but need not, be a member of the Administrative Committee) to keep its records or to assist it in the discharge of its duties. A majority of the members of the Administrative Committee shall constitute a quorum for the transaction of business at any meeting. Any determination or action of the Administrative Committee may be made or taken by a majority of the members present at any meeting thereof, or without a meeting by resolution or written memorandum concurred in by a majority of the members.

         3.2 No member of the Administrative Committee shall receive any compensation from the Plan for his service.

         3.3 The Administrative Committee shall administer the Plan in accordance with its terms and shall have all powers necessary to carry out the provisions of the Plan more particularly set forth herein. It shall interpret the Plan and shall determine all questions arising in the administration, interpretation and application of the Plan. Any such determination by it shall be conclusive and binding on all persons. It may adopt such regulations as it deems desirable for the conduct of its affairs. It may appoint such accountants, counsel, actuaries, specialists and other persons as it deems necessary or desirable in connection with the administration of this Plan, and shall be the agent for the service of process.

         3.4 The Administrative Committee shall be reimbursed by the Company for all reasonable expenses incurred by it in the fulfillment of its duties. Such expenses shall include any expenses incident to its functioning, including, but not limited to, fees of accountants, counsel, actuaries, and other specialists, and other costs of administering the Plan.

         3.5 (a) The Administrative Committee is responsible for the daily administration of the Plan. It may appoint other persons or entities to perform any of its fiduciary functions. The Administrative Committee and any such appointee may employ advisors and other persons necessary or convenient to help it carry out its duties, including its fiduciary duties. The Administrative Committee shall review the work and performance of each such appointee, and shall have the right to remove any such appointee from his position. Any person, group of persons or entity may serve in more than one fiduciary capacity.

                  (b) The Administrative Committee shall maintain accurate and detailed records and accounts of Participants and of their rights under the Plan and of all receipts, disbursements, transfers and other transactions concerning the Plan. Such accounts, books and records relating thereto shall be open at all reasonable times to inspection and audit by the Board of Directors and by persons designated thereby.

                  (c) The Administrative Committee shall take all steps necessary to ensure that the Plan complies with the law at all times. These steps shall include such items as the preparation and filing of all documents and forms required by any governmental agency; maintaining of adequate Participants' records; withholding of applicable taxes and filing of all required tax forms and returns; recording and transmission of all notices required to be given to

Participants and their Beneficiaries; the receipt and dissemination, if required, of all reports and information received from the Company; and doing such other acts necessary for the proper administration of the Plan. The Administrative Committee shall keep a record of all of its proceedings and acts, and shall keep all such books of account, records and other data as may be necessary for proper administration of the Plan. The Administrative Committee shall notify the Company upon its request of any action taken by it, and when required, shall notify any other interested person or persons.

         3.6 In the event that the claim of any person to all or any part of any payment or benefit under this Plan shall be denied, the Administrative Committee shall notify the applicant in writing of such decision with respect to his claim within ninety (90) days after the applicant's submission of such claim. The notice shall be written in a manner calculated to be understood by the applicant and shall include:

    (a)      The specific reasons for the denial;

    (b) Specific references to the pertinent Plan provisions on which the denial is based;

                  (c) A description of any additional material or information necessary for the applicant to perfect the claim and an explanation of why such material or information is necessary; and

                  (d)      An explanation of the Plan's claim review procedures.

                  If specific circumstances require an extension of time for processing the initial claim, a written notice of the extension and the reason therefor shall be furnished to the claimant before the end of the ninety
(90)-day period. In no event shall such extension exceed ninety (90) days.

         In the event a claim for benefits is denied or if the applicant has received no response to such claim within ninety (90) days of its submission (in which case the claim for benefits shall be deemed to have been denied), the applicant or his duly authorized representative, at the applicant's sole expense, may appeal the denial to the Administrative Committee within sixty (60) days of the receipt of written notice of the denial or sixty (60) days from the date such claim is deemed to be denied. In pursuing such appeal the applicant or his duly authorized representative:

(a) may request in writing that the Administrative Committee review the denial;

(b)      may review pertinent documents; or

(c)      may submit issues and comments in writing.

         The decision on review shall be made within sixty (60) days of receipt of the request to review, unless special circumstances require an extension of time for processing, in which case a decision shall be rendered as soon as possible, but not later than one hundred twenty (120) days after receipt of the request for review. If such an extension of time is required, written notice of the extension shall be furnished to the claimant before the end of the original sixty (60) day period. The decision on review shall be made in writing, shall be written in a manner calculated to be understood by the claimant, and shall include specific references to the provisions of the Plan on which the denial is based. If the decision on review is not furnished within the time specified above, the claim shall be deemed denied on review.


                                  ARTICLE IV
                                 Arbitration

         4.1 Any controversy relating to a claim arising out of or relating to this Plan, including, but not limited to claims for benefits due under this Plan, claims for the enforcement of ERISA, claims based on the federal common law of ERISA, claims alleging discriminatory discharge under ERISA, claims based on state law, and assigned claims relating to this Plan shall be settled by arbitration in accordance with the then current Employee Benefit Claims Arbitration Rules of the American Arbitration Association (the "AAA") or any successor rules which are hereby incorporated into the Plan by this reference; provided, however, both the Company and the Participant shall have the right at any time to seek equitable relief in court without submitting the issue to arbitration.

         4.2 Neither the Participant (or his beneficiary) nor the Plan may be required to submit any such claim or controversy to arbitration until the Participant (or his beneficiary) has first exhausted the Plan's internal appeals procedures set forth in Section 3.6. However, if the Participant (or his beneficiary) and the Company agree to do so, they may submit the claim or controversy to arbitration at any point during the processing of the dispute.

         4.3 The Company will bear all costs of an arbitration, except that the Participant will pay the filing fee set by the AAA and the arbitrator shall have the power to apportion among the parties expenses such as pre-hearing discovery, travel, experts' fees, accountants' fees, and attorney's fees except as otherwise provided herein. The decision of the arbitrator shall be final and binding on all parties, and judgment on the arbitrator's award may be entered in any court of competent jurisdiction.

         4.4 If there is a dispute as to whether a claim is subject to arbitration, the arbitrator shall decide that issue. The claim must be filed with the AAA within the applicable statute of limitations period. The arbitrator shall issue a written determination sufficient to ensure consistent application of the Plan in the future.

         4.5 Any arbitration will be conducted in accordance with the following provisions, not withstanding the Rules of the AAA. The arbitration will take place in a neutral location within the metropolitan area in which the Participant was or is employed by the Company. The arbitrator will be selected from the attorney members of the Commercial Panel of the AAA who reside in the metropolitan area where the arbitration will take place and have at least 5 years of ERISA experience. If an arbitrator meeting such qualifications is unavailable, the arbitrator will be selected from the attorney members of the National Panel of Employee Benefit Claims Arbitrators established by the AAA.

         4.6 In any such arbitration, each party shall be entitled to discovery of any other party as provided by the Federal Rules of Civil Procedure then in effect; provided, however, that discovery shall be limited to a period of 60 days. The arbitrator may make orders and issue subpoenas as necessary. The arbitrator shall apply ERISA, as construed in the federal Circuit in which the arbitration takes place, to the interpretation of the Plan and the Federal Arbitration Act to the interpretation of this arbitration provision.

         4.7 Any party has the right to arrange for a stenographic record to be made of the proceedings, which stenographic record shall be the official record. Either party may make an offer of judgment at any time in accordance with the procedures of Rule 68 (or its successor) of the Federal Rules of Civil Procedure. The existence of such an offer is not admissible in any proceeding. If the monetary award of the arbitrator to a party is less than any monetary offer to that party plus 20 percent of such offer, then that party receiving such award shall pay the other party his reasonable attorneys' fees, experts' fees, accountants' fees and other costs incurred with respect to the arbitration following the date of the offer of judgment. Such amount is to be deducted from the award prior to payment. Arbitration is the exclusive remedy for any dispute between the parties other than equitable relief which either party may seek through the court system.


                                   ARTICLE V
                                  Eligibility

         5.1 Any Employee who is a member of a select group of management or highly compensated Employees and who is selected for participation in the Plan by the Administrative Committee in its sole discretion, shall be eligible to participate in the Plan. An Employee who is selected to participate shall be designated on Exhibit A hereto by the Administrative Committee from time to time as either a Group I Participant or a Group 2 Participant. An Employee who is selected for participation may elect to be a Participant by executing a participation agreement by which he agrees to be bound by the terms of the Plan.

         5.2 Notwithstanding the above, the Administrative Committee shall be authorized to modify the eligibility requirements and rescind the eligibility of any Participant if necessary to insure that the Plan is maintained primarily for the purpose of providing deferred compensation to a select group of management or highly compensated employees under ERISA.


                                    ARTICLE VI
                        Election for Deferral of Payment

         6.1 A Participant may elect to defer from the Compensation otherwise payable to him during each payroll period after his Effective Date any whole percentage from 2% to 20% of his bi-weekly base pay and any percentage from 5% to 50% of his bonus pay that is a multiple of 5%, such amount to be credited to his CDP Account under the Plan.

         6.2 A CDP Account shall be established for each Participant by the Company as of the effective date of such Participant's initial Deferral
Election. The Participant's CDP Account shall be credited monthly with the Compensation he has deferred under the Plan.

         6.3 The Deferral Election shall be made in writing on a form prescribed by the Company and said Deferral Election shall state:

                  (a) That the Participant wishes to make an election to defer the receipt of a portion of his base pay and/or bonus pay, and

                  (b) The percentage of such base pay and/or bonus pay to be deferred.

         6.4 The initial Deferral Election of a new Participant shall be made by written notice signed by the Participant and delivered to the Company not later than thirty ('30) days after the later of July 1, 1997 or the Employee's Effective Date. Any modification or revocation of the most recent Deferral Election shall be made by written notice signed by the Participant and delivered to the Company not later than the first (1st) day of the month prior to the next succeeding Plan Year (or such later date as the Administrative Committee may determine) and shall be effective on the first day of such succeeding Plan Year. A Deferral Election with respect to the deferral of future Compensation shall be an annual election for each Plan Year. The termination of participation in the Plan shall not affect Compensation previously deferred by a Participant under the Plan. At the time of the initial Deferral Election, the Participant shall elect the form of payment to be received upon his retirement, such form to be either a lump sum or monthly installments over a period of five (5), ten (10) or twenty (20) years. The initial Deferral Election with respect to the form of payments and the time for the commencement of payments shall govern the distribution of an account, except as provided in Section 6.5.

         6.5 With the approval of the Administrative Committee, a Participant may amend a prior Deferral Election on a form provided by the Administrative Committee not prior to the 390th day nor later than the 360th day prior to his retirement or termination of employment in order to change the form of the distribution of his Account in accordance with the terms of the

Plan.  Any such  amendment to a prior  Deferral  Election,  as described in this
Section 6.5, shall be contingent upon the Participant's completion of a one year term of employment, except in the event of the Participant's death or total and permanent disability as determined by the Social Security Administration or by the Company's insurance carrier under its long term disability plan.


                                ARTICLE VII
                 Employer Contributions and Vesting

         7.1 The Company shall credit as a contribution to the ERP Account of each Group 1 Participant an amount equal to 10% of the Compensation earned by such Group 1 Participant during the prior calendar quarter. The Participant must be employed on the last day of a calendar quarter to be eligible for the Company ERP Contribution.

         7.2 All the Participants who participated in the Prior Plan shall be credited with an MSP Opening Balance and such amount shall thereafter be reflected in the Participant's ERP Account. Participants, who at the time they begin participation in the Plan are credited by the Administrative Committee with a Special Opening Balance, shall have such amount reflected in their ERP Account.

         7.3 Contributions to the Plan by Participants pursuant to Deferral Elections shall be fully vested at all times. Amounts which are attributable to Company contributions shall be vested as follows:

                  (a) The MSP Opening Balance. along with earnings thereon, shall vest after the Participant has completed at least five (5) Years of Service and at least one (1) Year of Participation Service.

                  (b) The Special Opening Balance, along with earnings thereon, shall vest in a percentage equal to complete Years of Participation Service divided by the lesser of-

                (1)      five (5), or

               (2) complete years of potential service in the Plan if the Participant retires on his or her 65th birthday, but not more that 100%.

                  (c) Bonus interest credited under Section 8.3 of the Plan, along with total interest thereon, shall vest five (5) years following the end of the Plan Year in which the bonus interest was credited.

                 (d) Company ERP Contributions credited under Section 7.1 shall be fully vested at all times.

                  (e) The Administrative Committee shall have the discretion to accelerate the vesting of Company contributions and bonus interest.

        7.4 Each Participant who terminates his employment with the Company because of total and permanent disability as determined by the Social Security Administration or by the Company's insurance carrier under its long term disability benefit plan, shall become fully vested as to all of his Accounts under the Plan.

         7.5 Each Participant who attains age sixty (60) while in the employ of the Company and who completes fifteen (15) or more Years of Service or who attains age sixty-five (65) while in the employ of the Company, shall become fully vested as to all of his Accounts under the Plan.

         7.6 If a Participant dies while employed by the Company, all of his Accounts under the Plan shall become fully vested. An additional death benefit equal to two (2) times his Annual Base Pay Rate shall be paid to his Beneficiary.

         7.7 In the event of a Change of Control, all Accounts of all Participants shall become fully vested.

                               ARTICLE VIII
                           Investment of Accounts

         8.1 The Accounts of each Participant shall be credited as of the last day of each calendar quarter with investment earnings based upon the balances in the Accounts or on such more frequent basis as determined by the Administrative Committee. A Participant may request how his Accounts are deemed to be invested. The Investment Request shall be made in writing on a form prescribed by the Company and shall be delivered to the Company prior to the Enrollment Date of the next succeeding Plan Year and shall be effective on such Enrollment Date or the first day of such succeeding Plan Year. The Investment Request made in accordance with this Article VIII shall continue unless the Participant changes the Investment Request in accordance with procedures designated by the Administrative Committee. Any such change shall become effective for the months subsequent to the request. The Administrative Committee shall be authorized to permit more frequent changes in investment options to be effective on such dates as it shall specify. The Administrative Committee shall consider an Investment Request, but is not obligated to follow such a request.

         8.2 Participants shall be permitted to request such investment options as the Administrative Committee may permit and can allocate their Accounts among such options for the Plan Year. Dividends, interest and other distributions credited with respect to any Investment Request shall be deemed to be invested in the same investment option.

         8.3 The CDP Accounts shall be credited with bonus interest in an amount equal to 4% per year provided a Participant is employed on the last day of the Plan Year. The bonus interest shall be allocated based upon the value of the CDP Account at the beginning of the Plan Year plus one-half of the Compensation contributed to such Account during the Plan Year.

         8.4 At the end of each Plan Year (or on a more frequent basis as determined by the Administrative Committee), a report shall be issued to each Participant who has an Account and said report will set forth the value of such Account.

                                  ARTICLE IX
                           Distribution of Accounts

         9.1 After a Participant has attained age sixty (60) while in the employ of the Company and completed fifteen (15) or more Years of Service or attains age sixty-five (65), he shall be entitled to receive the balance of his Accounts in cash in a lump sum or in monthly installments over a five (5), ten (10) or twenty (20) year period as specified on the Participant's initial Deferral Election form. If a Participant fails to specify a form of payment, his Accounts shall be distributed in a lump sum. If a Participant terminates employment prior to attaining age sixty (60) and completing fifteen (15) or more Years of Service, his Accounts shall be distributed in a lump sum. Payment shall be made or commence as soon as reasonably feasible following retirement or termination of employment. The transfer by a Participant between the Company and a Subsidiary shall not be deemed to be a termination of employment with the Company.

         9.2 Upon the death of Participant or former Participant prior to the payment of his Accounts, the balance of his Accounts plus an amount equal to two
(2) times his Annual Base Pay Rate shall be paid in lump sum to his Beneficiary within sixty (60) days following the close of the calendar quarter in which the Administrative Committee is provided evidence of the Participant's death (or as soon as reasonably practicable thereafter). In the event a beneficiary designation is not on file or the Beneficiary is deceased or cannot be located, payment will be made to the estate of the Participant or former Participant. In the event of the death of a Participant subsequent to the commencement of installment payments but prior to the completion of the payments, the installments shall continue and shall be paid to the Beneficiary as if the Participant had not died; provided, however, if the Beneficiary is a trust or estate, the remaining benefit shall be paid in a lump sum.

         9.3 The beneficiary designation may be changed by the Participant or former Participant at any time without the consent of the prior Beneficiary.

         9.4 Upon the total disability of a Participant or former Participant, as determined by the Social Security Administration or by the Company's insurance carrier under its long term disability benefit plan, his Accounts shall be paid in a lump sum to the Participant, or former Participant, or his legal representative within sixty (60) days following the close of the calendar quarter in which the Administrative Committee receives notification of the determination of disability by the Social Security Administration (or as soon as reasonably practicable thereafter) or by Company's insurance carrier under its long term disability benefit plan.


                                    ARTICLE X
      Nature of Employer Obligation and Participant Interest

         10.1 A Participant, his beneficiary, and any other person or persons having or claiming a right to payments under this Plan shall rely solely on the unsecured promise of the Company set forth herein, and nothing in this Plan shall be construed to give a Participant, beneficiary, or any other person or persons any right, title, interest, or claim in or to any specific assets, fund, reserve, account, or property of any kind whatsoever owned by the Company or in which it may have any right, title, or interest now or in the future; but a Participant shall have the right to enforce his or her claim against the Company in the same manner as any unsecured creditor.

         10.2 All amounts paid under this Plan shall be paid in cash from the general assets of the Company. Benefits shall be reflected on the accounting records of the Company but shall not be construed to create, or require the creation of, a trust, custodial or escrow account. Nothing contained in this Plan, and no action taken pursuant to its provisions, shall create or be construed to create a trust or a fiduciary relationship of any kind between the Company and an Employee or any other person. Neither the Employee or a beneficiary of an Employee shall acquire any interest greater than that of an unsecured creditor.

         10.3 Any Benefits payable under this Plan shall be independent of, and in addition to, any other benefits or compensation of any sort, payable to or on behalf of the Participant under or pursuant to any other employee benefit program sponsored by the Company for its employees generally.

                               ARTICLE XI
                         Miscellaneous Provisions

         11.1 Neither the Participant, his beneficiary, nor his legal representative shall have any rights to commute, sell, assign, transfer or otherwise convey the right to receive any payments hereunder, which payments and the rights thereto are expressly declared to be nonassignable and nontransferable. Any attempt to assign or transfer the right to payments of this Plan shall be void and have no effect.

         11.2 The assets from which Participant's benefits shall be paid shall at all times be subject to the claims of the creditors of the Company and a Participant shall have no right claim or interest in any assets as to which account is deemed to be invested or credited under the Plan.

         11.3 The Plan may be amended, modified, or terminated by the Board of Directors of the Company in its sole discretion at any time and from time to time; provided, however, that no such amendment, modification, or termination shall impair any rights to benefits under the Plan prior to such amendment, modification, or termination. The Plan may also be amended or modified by the Administrative Committee if such amendment or modification does not involve a substantial increase in cost to the Company.

         11.4 It is expressly understood and agreed that the payments made in accordance with the Plan are in addition to any other benefits or compensation to which a Participant may be entitled or for which he may be eligible, whether funded or unfunded, by reason of his employment by the Company.

         11.5 The Company shall deduct from each payment under the Plan the amount of any tax (whether federal, state or local income taxes, Social Security taxes or Medicare taxes) required by any governmental authority to be withheld and paid over by the Company to such governmental authority for the account of the person entitled to such distribution.

         11.6 Any Compensation deferred by a Participant while employed by the Company shall not be considered Compensation earned currently for purposes of the Company's qualified retirement plans. Distributions from a Participant's Account shall not be considered wages, salaries or compensation under any other employee benefit plan.

         11.7 No provision of this Plan shall be construed to affect in any manner the existing rights of the Company to suspend, terminate, alter, modify, whether or not for cause, the employment relationship of the Participant and the Company.

         11.8 To the extent state law is not preempted by ERISA, this Plan, and all its rights under it, shall be governed by and construed in accordance with the laws of the State of Delaware.

         11.9 This Plan shall be binding upon the Company, its assigns, and any successor which shall succeed to substantially all of its assets and business through merger, consolidation or acquisition.

 IN WITNESS WHEREOF, the Plan has been executed as of this the lst day of June, 1997.
ATTEST:                                  BIRMINGHAM STEEL CORPORATION

/s/ Catherine W. Pecher                  By: /s/ Philip L Oakes
By:  Vice President-Corporate Secretary  Its: Vice President-Human Resources

Item 14(d). CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

                               BIRMINGHAM STEEL CORPORATION
                                        SCHEDULE II
                           VALUATION AND QUALIFYING ACCOUNTS
                                       (in thousands)


                            Balance   Provision                      Balance
                              at         for         Accounts           at
                           Beginning   Doubtful      Written           End of
                            of Year    Accounts       Off              Year
                           --------    --------      --------         -------
Year ended June 30, 1998    $1,797      $1,250        $1,209           $1,838

Year ended June 30, 1997     1,554         543           300            1,797

Year ended June 30, 1996     1,368         418           232            1,554


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the Undersigned, thereunto duly authorized.

BIRMINGHAM STEEL CORPORATION


 /s/ Robert A. Garvey                9/28/98
-----------------------              ----------
Robert A. Garvey                     Date
Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ E. Mandell de Windt        9/28/98        /s/ Robert A. Garvey     9/28/98
--------------------------------------        --------------------------------
E. Mandell de Windt              Date         Robert A. Garvey            Date
Chairman - Executive Committee                Chairman of the Board,  Chief
Director                                      Executive Officer, Director


 /s/ Harry Holiday, Jr.        9/28/98        /s/ C. Stephen Clegg      9/28/98
--------------------------------------        ---------------------------------
Harry Holiday, Jr.               Date         C. Stephen Clegg             Date
Director                                      Director

 /s/ George A. Stinson        9/28/98        /s/ E. Bradley Jones       9/28/98
-------------------------------------        ----------------------------------
George A. Stinson                Date        E. Bradley Jones              Date
Director                                     Director


 /s/ Reginald H. Jones         9/28/98       /s/ T. Evans Wyckoff       9/28/98
--------------------------------------       ----------------------------------
Reginald H. Jones                 Date       T. Evans Wyckoff              Date
Director                                     Director


 /s/ William J. Cabaniss, Jr. 9/28/98        /s/ Richard de J. Osborne  9/28/98
-------------------------------------        ----------------------------------
William J. Cabaniss, Jr.         Date        Richard de J. Osborne         Date
Director                                     Director


/s/ Alfred C. DeCrane, Jr.   9/28/98         /s/ Kevin E. Walsh         9/28/98
------------------------------------         ----------------------------------
Alfred C. DeCrane, Jr.          Date         Kevin E. Walsh               Date
Director                                     Executive Vice President - Finance
                                                 Chief Financial Officer


Exhibit 22.1

                       BIRMINGHAM STEEL CORPORATION
                     SUBSIDIARIES OF THE REGISTRANT
                            AS OF JUNE 30, 1998

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

                 Birmingham Steel Overseas, Ltd, a Barbados corporation

            Port Everglades Steel Corporation, a Delaware corporation

          Birmingham Recycling Investment Company, a Delaware corporation

             Birmingham East Coast Holdings, a Delaware corporation

                 Birmingham Southeast, LLC, a Delaware corporation

                   Midwest Holdings, Inc., a Delaware corporation

                Cumberland Recyclers, LLC, a Delaware corporation

Exhibit 23.1


CONSENT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

We consent to the incorporation by reference (i) in the Registration Statement (Form S-8 No. 33-16648) pertaining to the Birmingham Steel Corporation 1986 Stock Option Plan; (ii) in the Registration Statement (Form S-8 No. 33-23563) pertaining to the Birmingham Steel Corporation 401(k) Plan; (iii) in the Registration Statement (Form S-8 No. 33-30848) pertaining to the Birmingham Steel Corporation 1989 Non-Union Stock Option Plan; (iv) in the Registration Statement (Form S-8 No. 33-41595) pertaining to the Birmingham Steel Corporation 1990 Management Incentive Plan; (v) in the Registration Statement (Form S-8 No. 33-51080) pertaining to the Birmingham Steel Corporation 1992 Non-Union Employee's Stock Option Plan; (vi) in the Registration Statement (Form S-8 No. 333-34291) pertaining to the Birmingham Steel Corporation 1996 Director Stock Option Plan; and (vii) in the Registration Statement (Form S-8 No. 333-46771) pertaining to the Birmingham Steel Corporation 1997 Management Incentive Plan of our report dated August 5, 1998 with respect to the consolidated financial statements and schedule of Birmingham Steel Corporation included in the Annual Report (Form 10-K) for the year ended June 30,1998.

/s/Ernst & Young LLP
---------------------------
Ernst & Young LLP
Birmingham, Alabama
September 25, 1998


Exhibit 23.2


Accountants' Consent

The Board of Directors
Birmingham Steel Corporation

We consent to the incorporation by reference in the registration statements (Nos. 33-16648, 33-23563, 33-30848, 33-41595, 33-51080, 333-34291 and 333-46771)
on Forms S-8 of Birmingham Steel Corporation of our report dated July 24, 1998, with respect to the balance sheets of Pacific Coast Recycling, LLC as of June 30, 1998 and 1997 and the related statements of earnings, members' capital and cash flows for the years then ended, which report appears in the Annual report on Form 10-K of Birmingham Steel Corporation for the year ended June 30, 1998.

                                                  /s/KPMG Peat Marwick LLP

                                                  KPMG Peat Marwick LLP

Los Angeles, California
September 24, 1998