Form 10-Q
period 1998-09-30
BIRMINGHAM STEEL CORP
filed 1998-11-13
CIK 779334

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 1998

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 29,255,559 Shares of Common Stock, Par Value $.01 Outstanding at November 6, 1998.

                                        BIRMINGHAM STEEL CORPORATION
                                        Consolidated Balance Sheets
                                   (in thousands, except per share data)


                                       September 30,               June 30,
ASSETS                                     1998                     1998
                                       (Unaudited)                 (Audited)
                                       ---------------          -------------

Current assets:
  Cash and cash equivalents             $   2,697                 $     902
  Accounts receivable, net of
    allowance for doubtful accounts
    $1,670 at September 30, 1998
    and $1,838 at June 30, 1998           122,471                   121,854
  Inventories                             241,552                   243,275
  Other                                    27,264                    27,967
                                       ---------------           ------------

      Total current assets                393,984                   393,998


Property, plant and equipment
  Land and buildings                      263,601                   258,905
  Machinery and equipment                 652,841                   652,240
  Construction in progress                 99,687                    67,401
                                       ---------------          -------------

                                        1,016,129                   978,546
   Less accumulated depreciation         (234,906)                 (221,051)
                                       ---------------          -------------

      Net property, plant and             781,223                   757,495
           equipment


   Excess of cost over net assets          43,490                    44,420
            acquired
  Other                                    44,557                    48,865
                                      ---------------           --------------

        Total assets                  $ 1,263,254               $ 1,244,778
                                      ===============           ==============

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable and current
    portion of long-term debt        $          120            $     10,119
  Accounts payable                           99,291                  92,813
  Accrued interest payable                    6,968                   1,761
  Accrued payroll expenses                    5,900                  12,015
  Accrued operating expenses                 10,375                  12,901
  Other current  liabilities                 20,561                  26,715
                                     ---------------            ---------------

      Total current liabilities             143,215                 156,324

Deferred income taxes                        45,417                  47,922
Deferred liabilities                          7,966                   7,630
Long-term debt less current portion         597,748                 558,820
Minority interest in subsidiary              12,722                  13,475
Commitments and contingencies                     -                       -

Stockholders' equity:
  Preferred stock, par value
    $.01; authorized:  5,000 shares               -                       -
  Common stock, par value
    $.01; authorized:  75,000
     shares; issued:  29,826 at
     September 30, 1998 and
     29,780 at June 30, 1998                    298                     298
  Additional paid-in capital                332,160                 331,859
  Treasury stock, 542 and 191
    shares at September 30,
    1998 and June 30, 1998,
    respectively, at cost                    (5,386)                 (2,929)
  Unearned compensation                      (1,247)                   (912)
  Retained earnings                         130,361                 132,291
                                          ----------              -----------

      Total stockholders' equity         $  456,186              $  460,607
                                          ----------              -----------


        Total liabilities and
          stockholders' equity          $ 1,263,254              $1,244,778
                                        ===========              ===========


                                          See accompanying notes.

                                    BIRMINGHAM STEEL CORPORATION
                                CONSOLIDATED STATEMENTS OF OPERATIONS
                          (in thousands, except per share data; unaudited)


                                           Three months ended September 30,
                                     ------------------------------------------

                                           1998                     1997
                                        (Unaudited)             (Unaudited)
                                      ---------------          -------------


Net sales                               $   270,957            $   287,547

Cost of sales:
  Other than depreciation
     and amortization                       229,024                243,997
  Depreciation and amortization              14,959                 12,729
                                      ---------------          --------------

  Gross profit                               26,974                 30,821

Pre-operating/start-up
   costs                                     10,865                  2,502
Selling, general and administrative          11,489                 11,020
                                       ------------           ------------

  Operating income                            4,620                 17,299

Interest                                     (8,800)                (6,069)
Other income, net                             6,873                  1,174
Loss from equity investments                 (1,679)                  (646)
Minority interest in loss of subsidiary         752                    521
                                       ------------           ------------


Income before income taxes                    1,766                 12,279

Provision for income taxes                      742                  5,034
                                      -------------           ------------


  Net income                          $       1,024          $       7,245
                                      =============          =============


Weighted average shares outstanding          29,488                 29,685
                                      =============          =============


Basic and diluted earnings per share  $        0.03          $        0.24
                                      =============          =============

Dividends declared per share          $        0.10          $        0.10
                                      =============          =============


                                       See accompanying notes.

                          BIRMINGHAM STEEL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                Three Months Ended
                                                 September 30,
                                     ----------------------------------------

                                                  1998                 1997
                                              (Unaudited)           (Unaudited)
                                              -----------           -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                   $    1,024           $    7,245
  Adjustments to reconcile net
    income to net cash provided by
    operating activities:
      Depreciation and amortization                14,959               12,790
      Deferred income taxes                        (2,506)                   -
      Minority interest in loss of subsidiary        (752)                (521)
      Loss from equity investments                  1,679                  646
      Other                                          (718)                 230
  Changes in operating assets and liabilities:
      Accounts receivable                            (617)                (601)
      Inventories                                   1,723               11,235
      Prepaid expenses                               (781)                (547)
      Other current assets                          1,483                  822
      Accounts payable                              6,478               (7,432)
      Income taxes payable                            279                4,934
      Other accrued liabilities                    (9,867)               8,515
      Deferred compensation                           336                  287
                                                ---------            ---------

      Net cash provided by operating activities    12,720               37,603

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment      (37,583)             (55,739)
  Proceeds from sale of property                    2,232                    -
  Equity investment in Laclede Steel Company            -              (14,953)
  Additions to other non-current assets            (1,162)              (1,020)
  Reductions in other non-current assets            2,347                4,260
                                               ----------            ----------

      Net cash used in investing activities       (34,166)             (67,452)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net short-term borrowings and repayments         (9,999)              10,000
  Payments on long-term debt                          (29)                   -
  Borrowings under revolving credit facility      610,700              447,858
  Payments on revolving credit facility          (571,743)            (425,308)
  Proceeds from issuance of common stock                -                  111
  Purchase of treasury stock                       (2,734)                   -
  Cash dividends paid                              (2,954)              (2,969)
                                               -----------           ---------

      Net cash provided by financing activities    23,241               29,692
                                               -----------           ----------

Net increase (decrease) in
  cash and cash equivalents                         1,795                (157)

Cash and cash equivalents at:
  Beginning of period                                 902                 959
                                               ----------            ----------

  End of period                                $    2,697            $    802
                                               ==========            ==========


Supplemental cash flow disclosures:
  Cash paid during the period for:
    Interest (net of amounts capitalized)      $   3,500             $  1,087
    Income taxes                                     312                   38


                                 See accompanying notes.

                          BIRMINGHAM STEEL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

Basis of Presentation
The consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature only. All significant intercompany accounts and transactions have been eliminated. When necessary, prior year amounts have been reclassified to conform to the current year's presentation.

Inventories
Inventories are stated at the lower of cost or market value. The cost of inventories is determined using the first-in, first-out method.


Earnings per share
In the second quarter of fiscal 1998, the Company adopted FASB Statement No. 128, "Earnings per Share". Basic earnings per share is computed using the weighted average number of outstanding common shares for the period. Diluted earnings per share is computed using the weighted average number of outstanding common shares and any dilutive equivalents. The adoption of Statement No. 128 had no effect on earnings per share in the prior year period reflected herein.

Use of Estimates
The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Accounting Pronouncements
In June 1997, the FASB issued Statement No. 131 "Disclosures about Segments of an Enterprise and Related Information" effective for fiscal years beginning after December 15, 1997. The Company will adopt Statement No. 131 in its annual financial statements for the fiscal year ending June 30, 1999. The statement requires companies to report certain financial information based on operating segments of the business. Management is currently considering the impact, if any, Statement No. 131 will have on the Company's financial reporting.


2.  INVENTORIES

Inventories were valued at the lower of cost (first-in, first-out) or market as summarized in the following table (in thousands):

                                               September 30,       June 30,
                                                    1998              1998
                                                 ---------         ---------

  Raw materials and mill supplies           $     54,925       $     60,960
  Work-in-progress                                91,912             84,325
  Finished goods                                  94,715             97,990
                                                 -------            -------
                                            $    241,552       $    243,275
                                                 =======            =======
3.  CONTINGENCIES

Environmental
The Company is subject to federal, state and local environmental laws and regulations concerning, among other matters, waste water effluents, air emissions and furnace dust management and disposal. The Company believes that it is currently in compliance with all applicable environmental regulations.

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

4.  OTHER INCOME

In the first quarter of fiscal 1999, the Company sold real estate in Cleveland, Ohio and recognized a gain of $2,232,000. Gains on sales of property, plant and equipment are included in "other income, net" in the Consolidated Statements of Operations.

In the first quarter of fiscal 1999, the Company recorded settlements from electrode suppliers of $2,915,000 which were included in "other income, net" in the Consolidated Statements of Operations.


5.  PRE-OPERATING/START-UP COSTS

Pre-operating/start-up costs in the accompanying financial statements consists of the following (in thousands):

                                            Three Months Ended September 30,
                                    -------------------------------------------
                                              1998                   1997
                                            ------               --------
 Pre-operating/start-up expenses:
     Memphis                            $    9,502             $    2,214
     Cartersville                            1,134                    288
     Other                                     229                      -
                                            ------                -------
                                        $   10,865                $ 2,502
                                            ======                =======

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

For the first quarter of fiscal 1999, the Company reported a profit of $1,024,000, or $.03 per share, basic and diluted, compared with earnings of $7,245,000, or $.24 per share in the first quarter of fiscal 1998.

Net Sales

The Company reported net sales of $270,957,000 in the first quarter of fiscal 1999, a decrease of 5.8 percent from $287,547,000 reported in the first period of fiscal 1998. In the first quarter, the Company achieved steel shipments of 799,002 tons, down 4.6 percent from 837,217 tons reported in the first quarter of fiscal 1998.

Cost of Sales

As a percentage of net sales, cost of sales (other than depreciation and amortization) was 84.5% in the current period compared with 84.9% in the first quarter last year. The decline resulted primarily from a decrease in the market purchase price of scrap from $131 per ton in the first quarter of 1997 to $122 per ton in the same quarter of 1998. The decline in scrap price was partially offset by higher average billet costs at the Company's SBQ facilities, and, to a lesser extent slightly higher rebar conversion costs. These increased costs were primarily related to mix issues and reduced production levels for some products.

Depreciation and amortization was $2.2 million higher in the first quarter of fiscal 1999, compared with the prior year period. The increase was attributable to the recognition of depreciation expense on assets placed into service since last year at the Memphis melt shop and other locations.


Pre-operating/Start-up Costs

Pre-operating/start-up costs were $10,865,000 in the first quarter of fiscal 1999, compared with $2,502,000 last year. The increased charges related primarily to start-up costs at the Memphis, Tennessee melt shop which began operations in November, 1997 and pre-operating costs associated with the Cartersville, Georgia rolling mill project. The charges for the same period a year ago related primarily to pre-operating expenses incurred during the construction of the Memphis, Tennessee melt shop. The Company believes that the Memphis facility will be able to produce billets at costs equal to the market price of billets upon attainment of a production level of 75% of capacity. The operation is currently producing at a rate in excess of 50% of capacity. The Company believes that Memphis could attain a 75% run rate in the third quarter of fiscal 1999; however, market factors could limit production requirements at Memphis in the near term.


Selling, General and Administrative Expenses ("SG&A")

SG&A expense was $11,488,000 in the first quarter compared with $11,020,000 in the first quarter last year. As a percent of sales, SG&A was 4.2 percent in the first quarter, up from 3.8 percent in the same quarter a year ago. The increased percentage was primarily the result of increased information technology expenses (including "Year 2000" initiatives) and lower sales volumes.


Interest Expense

Interest expense increased to $8,800,000 in the first quarter of fiscal 1999 from $6,069,000 reported last year. The increase was the result of additional borrowings under the Company's long-term credit facility and a reduction in capitalized interest because of the start-up of the Memphis project. It is anticipated that the Company will begin reducing total debt in the fourth quarter of fiscal 1999 upon completion of the Cartersville mid-section rolling mill project.


Income Taxes

Effective income tax rates for the three months ended September 30, 1998 were 42.0% essentially unchanged from 41.0% in the same period last year.

Liquidity and Capital Resources

Operating Activities:

For the three months ended September 30, 1998, net cash provided by operating activities was $12.7 million, compared with $37.6 million in the first quarter a year ago. The difference of $24.9 million was primarily caused by reduced net income ($6.2 million), and increases in inventories ($9.5 million), and other accrued liabilities ($18.4 million). Inventory levels increased because of changing market conditions and reduced shipments. These were partially offset by a favorable change in accounts payable ($13.9 million).

Investing Activities:

Net cash used in investing activities was $34.2 million at September 30, 1998, compared with $67.5 million last year. During the period ending September 30, 1997, the Company purchased an interest in Laclede Steel Company (LCLD) for approximately $15 million and continued capital expenditures on such major projects as the Memphis melt shop and the Cartersville project. During the current period the level of capital expenditures has decreased, due in part to the completion of construction at Memphis. The Company also sold real estate in the first quarter of fiscal 1999, generating cash of $2.2 million.

Through September 30, 1998, the Company had made equity investments of $20,000,000 in American Iron Reduction, L.L.C. (AIR), a 50 percent owned subsidiary of the Company, that operates a direct reduced iron (DRI) facility in Louisiana. Pursuant to the Equity Contribution Agreement, the Company may be obligated to make additional equity investments in AIR of not more than $7,500,000. The Company has agreed to purchase one-half of the annual output of the facility (approximately 600,000 metric tons per year) at prices which are equivalent to AIR's total cost excluding depreciation and amortization, but including debt service payments. In the first quarter of fiscal 1999, the Company purchased approximately $12,579,000 of DRI from AIR. For financial reporting purposes, AIR is accounted for as an equity method investee. Because AIR is a captive supplier of raw materials, the Company recognizes its share of operating profits or losses of AIR as a component of cost of sales.

Financing Activities:

Net cash provided by financing activities was $23.2 million in the first three months of fiscal 1999, compared with $29.7 million in the same three month period last year.

In March, 1997 the Company completed a five year, $300 million unsecured revolving credit agreement. Net borrowings on the revolving credit facility amounted to $39.0 million for the three months ended September 30, 1998. Net short-term borrowings for the current year period amounted to $10.0 million.

In July, 1998 the Company's Board of Directors authorized a stock buyback program until July 13, 1999 pursuant to which the Company is authorized to purchase up to 1,000,000 shares of its common stock in the open market at a purchase price not to exceed $20 per share. During the first three months of fiscal 1999 the Company purchased 366,900 of its common shares in the open market for a purchase price of approximately $2.7 million.

The Company is currently in compliance with the restrictive debt covenants governing its loan agreements and does not anticipate any covenant violations in the foreseeable future. However, should factors described under "Risk factors" adversely affect fiscal 1999 operating results, the Company could violate one or more of it's restrictive covenants within the next twelve months. The Company has evaluated its alternatives in the event that it is unable to comply with its restrictive covenants in the near term, including refinancing the Company's outstanding obligations. Based upon recent discussions with its lenders, the Company expects to amend its $300 million revolving credit facility and $280 million private debt agreements in order to provide additional flexability for a temporary period with respect to restrictive debt covenants. The impact of such measures is not expected to have a significant impact on future results of operations.

Working Capital:

Working capital at the end of the first quarter was $250.8 million, compared with $202.3 million at the end of September, 1997. The change was primarily attributable due primarily to an increase in inventories of $44.2 million.

Other Comments

On October 12, 1998, the Company announced a temporary reduction in it's dividend from $.10 per share to $.025 (two and one-half cents) per share payable November 3, 1998 to shareholders of record on October 23, 1998. The reduction was implemented in response to changing economic conditions in the global steel industry and to conserve cash. The Company stated that it expected to return to the previous dividend level once conditions improve.


Year 2000 Issues

The following Year 2000 discussion is provided in response to the Securities and Exchange Commission's recent interpretive statement expressing it's view that public companies should include detailed discussion of Year 2000 issues in their 10Q submission of the MD&A.

The Company is pursuing an organized program to assure the Company's information technology systems and related infrastructure will be Year 2000 compliant. The Company has divided it's Year 2000 issues into five areas including; (1)business systems at corporate headquarters, (2)business systems at the Cleveland, Ohio operation, (3)infrastructure systems at all locations, (4) manufacturing systems at all locations, and (5) facility and support systems at all locations. The Company includes certain systems which might not be considered as IT systems, such as phone switches and certain safety systems, in the facility and support systems area of the Year 2000 project. The Company's Year 2000 program includes three phases: (1) an audit and assessment phase designed to identify Year 2000 issues; a modification phase designed to correct Year 2000 issues ( this phase includes testing of individual modifications as they are installed); and (3) a testing phase to test entire systems for Year 2000 compliance after individual modifications have been installed and tested. A dedicated Year 2000 project manager has been assigned to this project for over one year. Project teams have been assembled for each area, specific responsibilities have been identified and specific time lines have been prepared for the activities to take place within each area of the project. Senior management receives monthly updates on the progress against the time lines for each strategic area.

The Company has completed the audit and assessment phase for both the business systems at the corporate headquarters and at the Cleveland, Ohio operation and for infrastructure at all locations. The Company currently expects that the audit and assessment phase will be completed for the remaining areas prior to December 31, 1998. The Company is currently performing the second phase of it's program involving modifications and testing of the individual modifications, on it's business systems at both the corporate headquarters and the Cleveland, Ohio operation. The Company expects to complete the second phase of it's program for these business systems by December 31, 1998. This schedule allows for six months of contingency time prior to the July 1, 1999 deadline (the beginning of the Company's fiscal Year 2000) for completion of these upgrades.

The Company expects to conduct the third phase test of it's business systems in January of 1999.

The Company currently expects to complete the second phase of it's program (modifications and testing) for it's infrastructure systems, manufacturing systems, facility and support systems by June 30, 1999 leaving six months of contingency time before the December 31, 1999 deadline for completion of Year 2000 modifications of these systems. Appropriate systems testing will be conducted after June 30, 1999 and problems which are identified will then be corrected.


Management believes based on available information that the costs for correction of the Year 2000 issues, including any software and hardware changes (but excluding any hardware systems that would have been replaced in any event) and the cost involved in working on this project will be less than $3 million. The Company estimates that 40% of the costs have been spent to date. The Year 2000 upgrades are being funded out of the normal operating funds, and account for less than 25% of the Company's IT budget.

The Year 2000 compliance effort is a priority project for the Company's IT department. Other IT projects, however, including upgrades of certain existing systems and design and installation of new systems, continue while the Year 2000 effort is being accomplished.

The Company's Year 2000 program also includes investigation of major vendors' and customers' Year 2000 readiness. The Company is using questionnaires, letters and protocols to examine it's vendors' and customers' Year 2000 readiness. The Company is contacting, for example, energy and scrap vendors and it's phone and data line service vendors to determine their Year 2000 compliance status. If any such vendors indicate that they will not be Year 2000 compliant, the Company will develop contingency plans to address the issue, which may include changing vendors. In addition, the Company is contacting significant customers to determine their progress towards Year 2000 compliance and to identify issues, if any, which might develop because of customers failure to be prepared for Year 2000 issues. In the event issues are identified, the Company expects to try to develop procedures to permit the Company to continue to supply the customer involved despite the Year 2000 issues. The Company has been assured by its key financial institutions that they are already Year 2000 compliant of will be Year 2000 compliant in early 1999.

At the present time, the Company does not have a contingency plan to operate in the event that its business systems are not Year 2000 compliant. If testing scheduled for the first calendar quarter of 1999 suggests that there is a significant risk that the business systems might not be Year 2000 compliant, a contingency plan will be developed.

Notice: various statements in this discussion of Year 2000 are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include statements of the Company's expectations, statements with regard to schedules and expected completion dates and statements regarding expected Year 2000 compliance. These forward-looking statements are subject to various risk factors which may materially affect the Company's efforts to achieve Year 2000 compliance. These risk factors include the inability of the Company to complete the plans and modification that it has identified, the failure of software vendors to deliver the upgrades and repairs to which they have committed, the wide variety of information technology systems and components, both hardware and software, that must be evaluated and the large number of vendors and customers with which the Company interacts. The Company's assessment of the effects of Year 2000 on the Company are based, in part, upon information received from third parties upon which the Company reasonably relied must be considered as a risk factor that might affect the Company's Year 2000 efforts. The Company is attempting to reduce the risks by utilizing an organized approach, extensive testing, and allowance of ample contingency time to address issues identified by tests.


Market Risk Sensitive Instruments

The market risk inherent in the Company's financial instruments represents the potential loss arising from adverse changes in interest rates (principally U.S. Treasury and prime bank rates). In order to manage this risk, the Company attempts to maintain certain ratios of fixed to variable rate debt. However, the Company does not currently use derivative financial instruments. At September 30, 1998, the Company had fixed rate long-term debt with a carrying value of $281.5 million and variable rate borrowings of $316.4 million outstanding. Assuming a hypothetical 10% adverse change in interest rates, the fair value of the Company's fixed rate debt would decrease by $9.8 million and the Company would incur an additional $2.1 million of annual interest expense on variable rate borrowings. These amounts are determined by considering the impact of the hypothetical change in interest rates on the Company's cost of borrowing. The analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the Company's financial structure.


Risk Factors That May Affect Future Operating Results

The Company's actual results could differ materially from those described or implied in any forward-looking statements contained in this document. Among the factors that could cause actual results to differ materially are the factors detailed below. In addition, readers should consider the risk factors described from time to time in other Company reports filed with the Securities and Exchange Commission, including the Company's fiscal 1998 Annual Report filed on Form 10K.

The Company's results are currently being impacted by disturbed economic conditions in other countries creating a dramatic increase in steel imports in the U.S. Until such time as the U.S. government intervenes with trade sanctions or the foreign economic situation improves, the Company's performance will continue to be adversely impacted by the import situation.

As a result of a number of factors primarily related to management and workforce turnover the Company's new melt shop in Memphis, Tennessee continues to operate at less than a commercially viable production level. Continued delays or other start-up issues in this project could materially adversely affect the Company's future results. While in start-up operations, the facility can experience "learning curve" problems which would prevent the Company from realizing the timing of certain plans that it has made for the future.

Until the Memphis melt shop begins producing at commercially viable levels and costs, the Company's SBQ Division will continue to incur start-up losses.

The Company expects to begin start-up operations of a new mid section rolling mill at its Cartersville facility in the second half of fiscal 1999. Results in fiscal 1999 will continue to reflect pre-operating and start-up losses associated with this project. Unexpected increases in the amount of pre-operating and start-up losses could negatively impact the Company's financial performance.

The Company is committed to purchase one half (approximately 600,000 metric tons) of DRI production from AIR. Currently the price paid to AIR for its DRI production exceeds the cost of alternative raw materials sources (i.e. scrap). This condition is expected to continue until the end of calendar 1999.

Recent declines in the demand for steel products in the Pacific Rim region have caused steel manufacturers in these countries to reduce their production of steel products. Pacific Coast Recycling, LLC, the venture jointly owned by the Company and Raw Materials Development Corporation, an affiliate of Mitsui and Company, Ltd., is heavily involved in the export of scrap products to Pacific Rim markets. Further significant erosion in the demand for scrap products occasioned by the reduced demand for steel products in these countries could have a material adverse effect on Pacific Coast Recycling, LLC, and in turn, on the value of the Company's investment in the joint venture.


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Refer to the information in MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS under the caption MARKET RISK SENSITIVE INSTRUMENTS



                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 6. Exhibits and Reports on Form 8-K

No exhibits are required to be filed with this report.

During the quarter ended September 30, 1998, the Company filed a current report on Form 8-K (Item 5) on July 16, 1998 to report on Amendments to the Bylaws, and a current report on Form 8-K (Item 5) on September 2, 1998 to report on certain press releases made concerning the Laclede Steel investment and the 1998 fourth quarter earnings.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             Birmingham Steel Corporation

                                             November 13, 1998





                                            /s/ Kevin E. Walsh
                                                -------------------------------
                                                Kevin E. Walsh
                                                Executive Vice President and
                                                      Chief Financial Officer