Form 10-Q
period 1998-12-31
BIRMINGHAM STEEL CORP
filed 1999-02-16
CIK 779334

10-Q
Current Report on Form 10Q

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 1998

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 29,658,055 Shares of Common Stock, Par Value $.01 Outstanding at February 4, 1998.

                                    BIRMINGHAM STEEL CORPORATION
                                    Consolidated Balance Sheets
                               (in thousands, except per share data)


                                         December 31,             June 30,
ASSETS                                       1998                   1998
                                          (Unaudited)             (Audited)
                                      -----------------        ---------------
Current assets:
  Cash and cash equivalents           $          1,090         $         902
  Accounts receivable, net of
    allowance for doubtful accounts
    $1,379 at December 31, 1998
    and $1,838 at June 30, 1998                 91,969                121,854
  Inventories                                  207,798                243,275
  Other                                         25,441                 27,967
                                      -----------------        ---------------
      Total current assets                     326,298                393,998


Property, plant and equipment
  Land and buildings                           263,987                258,905
  Machinery and equipment                      654,724                652,240
  Construction in progress                     120,431                 67,401
                                       ----------------        ---------------
                                             1,039,142                978,546
  Less accumulated depreciation               (245,585)              (221,051)
                                       ----------------        ---------------
      Net property, plant and equipment        793,557                757,495


  Excess of cost over net assets acquired       42,560                 44,420
  Other                                         42,556                 48,865
                                       -----------------        ---------------
        Total assets                   $     1,204,971          $   1,244,778
                                       =================        ===============

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable and current
   portion of long-term debt         $             122     $          10,119
  Accounts payable                              71,460                92,813
  Accrued interest payable                       3,061                 1,761
  Accrued payroll expenses                       3,269                12,015
  Accrued operating expenses                     8,482                12,901
  Other current  liabilities                    19,131                26,715
                                          ---------------        ---------------
      Total current liabilities                105,525               156,324

Deferred income taxes                           46,354                47,922
Deferred liabilities                             8,899                 7,630
Long-term debt less current portion            582,359               558,820
Minority interest in subsidiary                 11,546                13,475
Commitments and contingencies                        -                     -
Stockholders' equity:
  Preferred stock, par value
    $.01; authorized:  5,000 shares                  -                     -
  Common stock, par value
    $.01; authorized:  75,000
     shares; issued:  29,833 at
     December 31, 1998 and
     29,780 at June 30, 1998                       298                   298
  Additional paid-in capital                   331,890               331,859
  Treasury stock, 634 and 191
    shares at December 31,
    1998 and June 30, 1998,
    respectively, at cost                       (5,508)               (2,929)
  Unearned compensation                         (1,055)                 (912)
  Retained earnings                            124,663               132,291
                                        ---------------        ---------------
      Total stockholders' equity               450,288               460,607
                                        ---------------        ---------------

        Total liabilities and
             stockholders' equity    $       1,204,971         $   1,244,778
                                        ===============        ===============

                                      See accompanying notes.

                                             BIRMINGHAM STEEL CORPORATION
                                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (in thousands, except per share data; unaudited)


                                                         Three months ended                     Six months ended
                                                            December 31,                          December 31,
                                                   ----------------------------        -------------------------------
                                                      1998             1997               1998                1997
                                                   -----------     ------------        -----------        ------------


Net sales                                           $ 226,853       $   267,453        $   497,810          $  555,000
Cost of sales:
  Other than depreciation
     and amortization                                 197,079           229,117            426,103             473,114
  Depreciation and amortization                        15,024            12,825             29,983              25,615
                                                      -------         ---------          ---------            --------
  Gross profit                                         14,750            25,511             41,724              56,271

Pre-operating/start-up
  costs                                                 8,979             6,603             19,844               9,105
Selling, general and administrative                     8,932            10,875             20,421              21,895
Interest                                                8,583             6,511             17,383              12,580
                                                      -------          ---------          --------            ---------
                                                      (11,744)            1,522            (15,924)             12,691

Other income, net                                       4,413             3,633             11,286               4,867
Loss from equity investments                           (1,676)             (595)            (3,355)             (1,240)
Minority interest in loss of subsidiary                 1,177               292              1,929                 813
                                                      -------           --------          --------            ---------

Income (loss) before income taxes                      (7,830)            4,852             (6,064)             17,131

Provision for income taxes                             (2,864)            2,075             (2,122)              7,109
                                                      -------          ---------           -------            --------

   Net income (loss)                                $  (4,966)        $   2,777          $  (3,942)           $ 10,022
                                                     ========          =========            ======             =======
Weighted average shares outstanding                    29,254            29,710             29,371              29,698
                                                     ========          =========            ======             =======

Basic and diluted earnings
  (loss) per share                                  $  (0.17)         $    0.09          $  (0.13)            $   0.34
                                                     ========           =======             ======             =======
Dividends declared per share                        $   0.025         $   0.100          $  0.125             $  0.200
                                                     ========           =======             ======             =======



                                                                See accompanying notes

                         BIRMINGHAM STEEL CORPORATION
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In thousands)

                                                         Six Months Ended
                                                            December 31,
                                                    ---------------------------
                                                       1998            1997
                                                    (Unaudited)    (Unaudited)
                                                    ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                   $  (3,942)     $ 10,022
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
      Depreciation and amortization                      29,983        25,615
      Provision for doubtful accounts receivable           (200)            -
      Deferred income taxes                              (1,568)        3,209
      Minority interest in loss of subsidiary            (1,929)         (813)
      Loss from equity investments                        3,355           899
      Other                                                 986           398
 Changes in operating assets and liabilities
      Accounts receivable                                30,085        13,314
      Inventories                                        35,477         7,734
      Other current assets                                2,525         3,719
      Accounts payable                                  (21,353)       (2,352)
      Other accrued liabilities                         (19,080)        2,504
      Deferred compensation                                 900           614
                                                    ------------     ----------
      Net cash provided by operating activities          55,239        64,863

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment (including
    expenditures reimburseable under lease agreement)   (71,889)     (100,490)
  Proceeds from lease agreement                           7,779        75,000
  Proceeds from disposal of property,
    plant and equipment                                   2,584        17,345
  Equity investment in Laclede Steel Company                  -       (15,003)
  Equity investment in American Iron Reduction, LLC           -       (11,397)
  Additions to other non-current assets                  (2,242)       (1,425)
  Reductions in other non-current assets                  2,070         5,285
                                                    ------------     ----------
      Net cash used in investing activities             (61,698)      (30,685)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net short-term borrowings and repayments              (10,000)       10,000
  Payments on long-term debt                                (59)            -
  Borrowings under revolving credit facility          1,050,646     1,205,911
  Payments on revolving credit facility              (1,027,045)   (1,242,934)
  Proceeds from issuance of common stock                      -           113
  Purchase of treasury stock                             (3,209)       (1,053)
  Cash dividends paid                                    (3,686)       (5,940)
                                                  --------------   -----------
      Net cash provided by (used in)
          financing activities                            6,647       (33,903)
                                                  --------------  ------------
Net increase in cash and cash equivalents                   188           275

Cash and cash equivalents at:
  Beginning of period                                       902           959
                                                  --------------  -----------
  End of period                                   $       1,090   $     1,234
                                                  ==============  ===========

Supplemental cash flow disclosures: Cash paid during the period for:
    Interest (net of amounts capitalized)        $       15,878   $    13,300
    Income taxes                                            861         3,764



                                   See accompanying notes.

                         BIRMINGHAM STEEL COOPORATION
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  DESCRIPTION OF THE BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Description of the Business
Birmingham Steel Corporation (the Company) operates steel mini-mills in the United States producing steel reinforcing bar, merchant products and SBQ (special bar quality) bar, rod and wire. The Company sells to third parties primarily in the construction and automotive industries throughout the United States and Canada.

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


Earnings per share
The Company reports earnings per share according to FASB Statement No. 128, "Earnings per Share". Basic earnings per share is computed using the weighted average number of outstanding common shares for the period. Diluted earnings per share is computed using the weighted average number of outstanding common shares and any dilutive equivalents. The adoption of Statement No. 128 had no effect on earnings per share in the prior year period reflected herein.

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

2.  INVENTORIES

Inventories were valued at the lower of cost (first-in, first-out) or market as summarized in the following table (in thousands):

                                                   December 31,        June 30,
                                                     1998              1997
                                                   ---------         ---------

  Raw materials and mill supplies              $     46,323       $     60,960
  Work-in-progress                                   70,969             84,325
  Finished goods                                     90,506             97,990
                                                  ----------         ----------
                                               $    207,798       $    243,275
                                                  ==========         ==========


3.  LONG TERM DEBT

The Company amended its debt agreements in the second quarter Fiscal 1999. The amendment to the $300,000,000 Revolving line of credit included a variable increase in interest rates based on certain ratios calculations. The interest rate at December 31, 1998 was 6.13%. The amendment to the $130,000,000 and $150,000,000 Senior unsecured notes included an increase in interest rates of 0.55%, the new interest rates are 7.83% and 7.60%, respectively. In return for the increase in interest rates and an increase in certain fees, the lenders have agreed to less restrictive debt covenants.

4.  CONTINGENCIES

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


5.  OTHER INCOME

In the first six months of fiscal 1999, the Company sold real estate in Cleveland, Ohio and recognized a gain of $2,232,000. Gains on sales of property, plant and equipment are included in "other income, net" in the Consolidated Statements of Operations.

In the first six months of fiscal 1999, the Company recorded settlements from electrode suppliers of $4,355,000 which were included in "other income, net" in the Consolidated Statements of Operations.

6.  PRE-OPERATING/START-UP COSTS

Pre-operating/start-up costs in the accompanying financial statements consists of the following (in thousands):

                               Three Months Ended          Six Months Ended
                                 December 31,               December 31,
                             -----------------------   ------------------------
                             1998          1997         1998          1997
                             ------       --------     --------      -------
 Pre-operating/start-up
 expenses:
   Memphis                   $7,247       $6,481       $16,749       $8,695
   Cartersville               1,694          122         2,828          410
   Other                         38            -           267            -
                             -------      -------      --------      -------
                             $8,979       $6,603       $19,844       $9,105
                             =======      =======      ========      =======


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

For the second quarter of fiscal 1999, the Company reported a loss of $4,966,000, or $(0.17) per share, basic and diluted, compared with earnings of $2,777,000, or $.09 per share in the second quarter of fiscal 1998.

Net Sales

The Company reported net sales of $226,853,000 in the second quarter of fiscal 1999, a decrease of 15.2 percent from $267,453,000 reported in the second period of fiscal 1998. In the second quarter, the Company achieved steel shipments of 705,587 tons, down 12.0 percent from 801,529 tons reported in the same period last year. Shipments declined in the fiscal 1999 period as a result of record level of steel imports in the Company's products. The following table compares the price per ton from the second fiscal quarter of 1998 versus 1999:

                                            FY98               FY99
                                         -------            -------
                  Rebar products            $301               $285
                  Merchant products          339                335
                  SBQ products               450                432

Cost of Sales

As a percentage of net sales, cost of sales (other than depreciation and amortization) was 86.9% in the current period compared with 85.7% in the second quarter last year. The percentage increase in cost of sales resulted primarily because of a decline in average steel selling prices as shown in the table above.

The average scrap cost per ton declined to $103 in fiscal 1999 from $135 in fiscal 1998. The record level of steel imports was the primary reason for the decline in a steel and scrap prices.

Compared with the prior year period, depreciation and amortization was $2.2 million greater in the second quarter of fiscal 1999. The increase was primarily attributable to the recognition of depreciation expense on assets placed into service at Memphis, which began start-up operations in November, 1997.


Pre-operating/Start-up Costs

Pre-operating/start-up costs were $ 8,979,000 in the second quarter of fiscal 1999, compared with $6,603,000 last year. The increased charges primarily related to start-up costs at the Memphis melt shop and pre-operating costs associated with the Cartersville, Georgia rolling mill project. The charges for the same period a year ago relate primarily to pre-operating expenses/start-up incurred during the construction of the Memphis project. The Company believes that the Memphis facility will be able to produce billets at costs equal to the market price of billets upon attainment of a production level of 75% of capacity. The operation is currently producing at a rate in excess of 50% of capacity. The Company believes that Memphis could attain a 75% run rate in the third quarter of fiscal 1999.

Selling, General and Administrative Expenses ("SG&A")

SG&A expense was $8,932,000 in the second quarter of fiscal 1999, compared with $10,875,000 in the same period last year. As a percentage of sales, SG&A was 3.9 percent in the second quarter, down from 4.1 percent in the same quarter a year ago. The decrease was primarily the result of a decline in overall spending levels and changes in estimates for certain accruals and reserves, including workers compensation, discretionary bonus, and allowance for doubtful accounts.


Interest Expense

Interest expense increased to $8,583,000 in the second quarter of fiscal 1999 from $6,511,000 reported last year. The increase resulted from additional borrowings under the Company's long-term credit facility and a reduction in capitalized interest concurrent with start-up of the Memphis project.

Income Taxes

Effective income tax rates for the six months ended December 31, 1998 were 35.0%, down from 41.5% for the same period last year. The change in the tax rate is the result of a change in the estimate for earnings in fiscal 1999 and the exclusion of certain state income tax benefits.

Liquidity and Capital Resources

Operating Activities:

For the three months ended December 31, 1998, net cash provided by operating activities was $42.5 million, compared with $27.3 million in the second quarter a year ago. The difference of $15.2 million was primarily caused by decreases in inventories ($37 million) and accounts receivable ($17 million). Also, the Company received income tax refunds of $3.8 million and cash from settlements with electrode suppliers in the amount of $2.9 million. These cash receipts were partially offset by decreases in accounts payable ($34 million) and other accrued liabilities ($4 million).

Investing Activities:

Net cash used in investing activities was $27.5 million at for the quarter ended December 31, 1998, compared with cash received of $36.6 million in the same period last year. The primary use of cash in the current period was for additions to property, plant and equipment, primarily for the Cartersville project. In the prior year period, approximately $17 million in proceeds was received from the sale of the Emeryville and Norfolk properties, and $75 million was received from a lease transaction at Memphis.

In the second quarter of fiscal 1999, the Company did not increase its equity investment in American Iron Reduction, L.L.C. (AIR). Pursuant to the Equity Contribution Agreement, the Company could be obligated to make equity investments in AIR of not more than $7,500,000. The Company has agreed to purchase one-half of the annual output of the facility (a maximum of approximately 600,000 metric tons per year) at prices which are equivalent to AIR's total cash costs, which exclude depreciation and amortization, but include debt service payments. For financial reporting purposes, the Company is accounting for AIR as an equity method investee. Because AIR is a captive supplier of raw materials, the Company recognizes its share of operating profits or losses of AIR as a component of cost of sales.

Financing Activities:

Net cash used by financing activities was $16.6 million in the second quarter of fiscal 1999. The Company reduced total debt by $15.4 million in the second quarter of fiscal 1999, primarily by cash flow generated through inventory reductions and completion of a lease transaction related to equipment located in Cartersville.

In July, 1998 the Company's Board of Directors authorized a one-year stock buyback program pursuant to which the Company is authorized to purchase up to 1,000,000 shares of its common stock in the open market at a purchase price not to exceed $20 per share. In the second quarter, 109,800 shares were repurchased at a cost of approximately $500,000. As of December 31, 1998, the Company held 634,023 shares of treasury stock at a cost of $5.5 million.

During the second quarter of fiscal 1999 the Company amended its $300 million revolving credit facility and $280 million private debt agreements in order to provide additional room for a temporary period with respect to restrictive debt covenants. The Company is currently in compliance with the restrictive debt covenants governing its loan agreements. However, should factors described under "Risk factors" adversely affect fiscal 1999 operating results, the Company could violate one or more of it's restrictive covenants within the next twelve months. The Company has evaluated its alternatives, including refinancing the Company's outstanding obligations, in the event that it is unable to comply with its restrictive covenants in the near term. The impact of such measures is not expected to have a significant impact on future results of operations or liquidity.

Working Capital:

Working capital at the end of the second quarter was $220.8 million, compared with $195.6 million at the end of December, 1997. The change was primarily related to a decrease in accounts payable and other accrued liabilities, partially offset by lower accounts receivable.

Other Comments

On January 19, 1999, the Company declared a dividend of $0.025 per share (two & one-half cents per share) payable on February 8, 1999 to shareholders of record on January 29, 1999.

The Company regrets to report the recent passing of T. Evans Wyckoff, director. Mr. Wyckoff had served as a director of the Company since August, 1993.

Year 2000 Issues

The following Year 200 discussion is provided in response to the Securities and Exchange Commission's recent interpretive statement expressing it's view that public companies should include detailed discussion of Year 2000 issues in their 10Q submission of the MD&A.

Birmingham Steel Corporation is pursuing an organized program to assure the Company's information technology systems and related infrastructure will be Year 2000 compliant. The Company has divided its Year 2000 issues into five areas including: (1) business systems at corporate headquarters, (2) business systems at the Cleveland, Ohio operation, (3) infrastructure systems at all locations,
(4) manufacturing systems at all locations, and (5) facility and support systems at all locations. (The Company includes certain systems which might not be considered as IT systems, such as phone switches and certain safety systems, in the facility and support systems area of the Year 2000 project). The Company's Year 2000 program includes three phases: (1) an audit and assessment phase designed to identify Year 2000 issues; (2) a modification phase designed to correct Year 2000 issues (this phase includes testing of individual modifications as they are installed); and (3) a testing phase to test entire systems for Year 2000 compliance after individual modifications have been installed and tested. A dedicated Year 2000 project manager has been assigned to this project for over one and a half years. Project teams have been assembled for each area, specific responsibilities have been identified and specific time lines have been prepared for the activities to take place within each area of the project. Senior management receives monthly updates on the progress against the time lines for each strategic area.

The Company has completed the audit, assessment and testing phase in its business systems at both the corporate headquarters and at the Cleveland, Ohio operation and for infrastructure at all locations. The company completed upgrading and performing extensive year 2000 testing on the business systems at the Cleveland, Ohio operations in December of 1998. The upgraded Year 2000 complaint business system software at the Cleveland, Ohio operation was placed into production use in January 1999. The company completed upgrading and performing extensive year 2000 testing on the business systems used at Corporate headquarters in January 1999. The upgraded year 2000 complaint business system software at corporate headquarters will be placed into daily production usage in February 1999.

The Company currently expects to complete the second phase of its program (modifications and testing) for its infrastructure systems, manufacturing systems, facility and support systems by the end of the current fiscal year. Appropriate systems testing will be conducted after June 30, 1999 and problems which are identified will then be corrected.

Management has determined that the costs for correction of the Year 2000 issues, including any software and hardware changes (but excluding any hardware systems that would have been replaced in any event) and the cost of personnel involved in working on this project, will be less than $3 million dollars. The Company estimates that 50% of the costs have been spent to date. The Year 2000 upgrades are being funded out of the normal operating funds, and account for less than 25% of the Company's IT budget.

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

Management of the Company believes it has an effective program in place to resolve the year 2000 issue in a timely manner. As noted above, the Company has not yet completed all necessary phases of the Year 2000 program. In the event that the Company does not complete the additional phases, the Company could experience problems with plant control systems that could result in the temporary shutdown of production at some of the steel making facilities. In addition, disruptions in the economy generally resulting from Year 2000 issues could also materially adversely affect the Company. The Company could be subject to litigation for computer systems product failure, for example, equipment shutdown or failure to properly date business records. The amount of the potential liability and lost revenue cannot be reasonably estimated at this time.

The Company will complete the development of a Year 2000 contingency plan for its business systems by May 1999. The plan will involve, among other actions, manual workarounds, increasing inventories and adjusting staffing strategies.

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

*This Year 2000 Readiness Disclosure (the "Disclosure") is made pursuant to the Year 2000 Information Readiness Disclosure Act, Public Law 105-271. This Disclosure is not a warranty, and it does not alter the terms of service for any customer. This Disclosure should not be used for purposes of making investment decisions. Additional information may be found on the World Wide Web at www.birsteel.com.

Market Risk Sensitive Instruments

The market risk inherent in the Company's financial instruments represents the potential loss arising from adverse changes in interest rates (principally U.S. Treasury and prime bank rates). In order to manage this risk, the Company attempts to maintain certain ratios of fixed to variable rate debt. However, the Company does not currently use derivative financial instruments. There have been no significant changes in market risk versus those disclosed in the Company's 1998 annual report.

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

The Company's results are currently being impacted by distressed economic conditions in other countries creating a dramatic increase in steel imports in the U.S. Until such time as the U.S. government intervenes with trade sanctions or the foreign economic situation improves, the Company's performance will continue to be adversely impacted by the import situation.

As a result of a number of factors primarily related to start-up operations, the Company's new melt shop in Memphis continues to operate at less than a commercially viable production level. Continued delays or other start-up issues in this project could materially adversely affect the Company's future results. While in start-up operations, the facility can experience "learning curve" problems which would prevent the Company from realizing the timing of certain plans that it has made for the future. Until the Memphis melt shop begins producing at acceptable levels and costs, the Company's SBQ Division will continue to incur start-up losses.

The Company expects to begin start-up operations of a new mid section rolling mill at its Cartersville facility in the third quarter of fiscal 1999. Results in fiscal 1999 will continue to reflect pre-operating and start-up losses associated with this project. Unexpected increases in the amount of pre-operating and start-up losses could negatively impact the Company's financial performance.

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


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Refer to the information in MANAGEMENT'S DICUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS under the caption MARKET RISK SENSITIVE INSTRUMENTS


                                             PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of the Company was held on October 13, 1998, at which the following matters were brought before and voted upon by the shareholders:

1. The election of the following to the Board of Directors, each to serve until the next Annual Meeting of stockholders:

  Director                     Voted For      Voted Against

   Robert A Garvey             24,205,729         444,222
   E. Mandell de Windt         24,224,225         425,726
   Stephen Clegg               24,192,289         457,662
   E. Bradley Jones            24,233,334         416,617
   Harry Holiday, Jr.          24,232,368         417,583
   William J. Cabaniss, Jr     24,208,899         441,052
   T. Evans Wyckoff            24,235,084         414,867
   Richard de J. Osborne       24,179,543         470,408
   Alfred C. DeCrane, Jr.      24,206,916         443,035


2. Proposal to approve and ratify the selection of Ernst & Young LLP as the independent auditors for the Company and its subsidiaries for the fiscal year ending June 30, 1999.

                  Voted for:                             24,551,221
                  Voted against:                             52,948
                  Abstained:                                 45,782

Item 6. Exhibits and Reports on Form 8-K

The following exhibits are required to be filed with this report:

10.1 Second Amendment to Credit Agreement dated September 30, 1998, (amending the $300 Million Credit Agreement, dated March 17, 1997 incorporated by reference from Form 10-Q for quarter ended March 31, 1997, exhibit 10.1)

10.2 Amendment to 1995 Note Purchase Agreement, dated December 14, 1998 (amending the $150,000,000 Senior Note Purchase Agreement dated December 15, 1995 incorporated by reference from Form 10-Q for quarter ended December 31, 1995, exhibit 4.1)

10.3 Amendment to 1993 Note Purchase Agreement, dated December 14, 1998 (amending the $130,000,000 Senior Note Purchase Agreement dated December 15, 1993, incorporated by reference from Form 10-Q for quarter ended December 31, 1993, exhibit 4.1)

10.4  Equipment  Lease  Agreement  dated  December 31, 1998 between  Nationsbanc
Leasing  Corporation  and  Birmingham   Southeast,   LLC  and  Birmingham  Steel
Corporation.

10.4.1 Riders to Equipment Lease Agreement dated December 31, 1998.

During the quarter ended December 31, 1998, no reports on Form 8-K were required to be filed.

EXHIBIT 10.1

                     SECOND AMENDMENT TO CREDIT AGREEMENT


         THIS SECOND AMENDMENT TO CREDIT AGREEMENT (this "Amendment") dated as of September 30,1998 by and among BIRMINGHAM STEEL CORPORATION (the "Borrower"), each of the financial institutions a party hereto (the "Lenders"), and NATIONSBANK, N.A., successor to NationsBank, N.A. (South), as Agent (the "Agent").

         WHEREAS, the Borrower, the Lenders and the Agent have entered into that certain Credit Agreement dated as of March 17, 1997, as amended (the "Credit Agreement");

         WHEREAS, the Borrower, the Lenders and the Agent desire to amend certain provisions of the Credit Agreement on the terms and conditions contained herein; and

         NOW, THEREFORE, for good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged by the parties hereto, the parties hereto hereby agree as follows:

Section 1. Specific Amendments to Credit Agreement. The parties hereto agree that the Credit Agreement is amended as follows:

(a) The Credit Agreement is amended by adding to Section 1. 1 in the appropriate alphabetical location the following definition:

                  "Second Amendment Date" means September 30, 1998.

         (b) The Credit Agreement is amended by deleting the definition of the term "Applicable Facility Fee" contained in Section 1. 1 and substituting in its place the following:

                  "Applicable Facility Fee" means the percentage set forth in the table below corresponding to the level at which the "Applicable Margin" is determined in accordance with the definition thereof and the table set for therein:

                                             Level Applicable Facility Fee

                                         1               0.250%
                                         -               ------
                                         2               0.225%
                                         -               ------
                                         3               0.200%
                                         -               ------
                                         4               0.150%
                                         -               ------
                                         5               0.125%
                                         -               ------

  (c) The Credit Agreement is amended by deleting the table contained in the definition "Applicable Margin" and substituting in its place the following table:

                    "Applicable Margin" means, except as set forth below in this definition, (a) from the Second Amendment Date through the date four days following the date of receipt by the Agent of a Compliance Certificate in respect of the fiscal period of the Borrower and its Subsidiaries ending on September 30, 1998, the percent per annum provided for in level I of the following table and (b) thereafter for each period beginning on the date five days following the date of receipt by the Agent of a Compliance Certificate in respect of any quarterly fiscal period of the Borrower and its Subsidiaries ending after September 30, 1998 and ending on the date four days following the date of receipt by the Agent of a Compliance Certificate in respect of a subsequent fiscal period, that percent per annum set forth below opposite the Debt to Capitalization Ratio applicable to the fiscal period of the Borrower and its Subsidiaries then ended as reflected in the applicable Compliance Certificate:

   Level         Debt to Capitalization Ratio                Applicable Margin
    1        Less than or equal to 0.60 to 1.00
               but greater than 0.55 to 1.00                     1.000%
    2        Less than or equal to 0.55 to 1.00
               but greater than 0.50 to 1.00                     .0650%
    3        Less than or equal to .050 to 1.00
               but greater than 0.40 to 1.00                     .0425%
    4        Less than or equal to 0.40 to 1.00
               but greater than 0.30 to 1.00                     .0350%
    5        Less than or equal to 0.30 to 1.00                  .0325%

Notwithstanding the above, if the Borrower shall fail to deliver any such Compliance Certificate within the time period required by Section 8.3., then the Applicable Margin shall be the percent per annum provided for in level 1 above until the appropriate Compliance Certificate is so delivered.

         (d) The Credit Agreement is amended by deleting from the definition of the term "Consolidated Net Income" contained in Section 1. 1 the word "and" appearing immediately before clause (h) of such definition and adding to the end of such definition the following:

         "and (i) write-downs of assets resulting from the Borrower's investment in (x) Laclede Steel Company not to exceed $12,400,000 during the term of this Agreement and (y) Pacific Coast Recycling, LLC not to exceed $10,000,000 during the term of this Agreement"

                  (e) Subject to Section 3 below, the Credit Agreement is amended by deleting Section 9. 1.(b) in its entirety and substituting in its place the following:

(b) Interest Coverage Ratio. Permit the ratio of Consolidated EBIT to Consolidated Interest Expense to be less than (i) 1.50 to 1.00 at the end of any
                        Four-Quarter Period ending during the period from September 30, 1998 through and including June 30, 1999;
                        (ii) 1.60 to 1-.00 at the end-of any Four-Quarter Period ending during the period from July 1, 1999 through and including September 30, 1999 and (iii) 1.75 to 1.00 for any Four-Quarter Period ending anytime thereafter.

(c) Section 2. Condition Precedent to Effectiveness Generally. The effectiveness of this Amendment is subject to the condition precedent that the Agent received each of the following, in form and substance satisfactory to the Agent;

(a)A counterpart of this Amendment duly executed by the Borrower and the Requisite Lenders;

(b)Evidence of payment by the Borrower of the fee referred to in Section 4 below and

(c)Such other documents, agreements and instruments as the Agent may reasonably request.

         Section 3. Condition Precedent to Section 1(e). In addition to the condition precedent contained in the immediately preceding Section 2, the effectiveness of the amendment contained in Section l(e) above is subject to the condition precedent that the Requisite Lenders receive, in form and substance satisfactory to the Requisite Lenders, evidence that the interest coverage ratios contained in the following agreements have been amended in a manner comparable to the amendment set forth in Section I (e) above: (a) those certain Note Purchase Agreements dated as of September 1, 1993 (the " 1993 Note Agreement") executed by the Company in favor of the purchasers of the Company's 7.28% Senior Notes due December 15, 2005 in the aggregate amount of $130,000,000 and (b) those certain Note Purchase Agreements dated as of September 15, 1995 (the " 1995 Note Agreement") executed by the Company in favor of the purchasers of the Company's (i) 6.96% Series A Senior Notes due December 15, 2002 in the aggregate amount of $76,000,000; (ii) 7.07% Series B Senior Notes due December 15, 2005 in the aggregate amount of $14,000,000; and (iii) 7.17% Series C Senior Notes due December 15, 2005 in the aggregate amount of $60,000,000.

Section 4. Amendment Fee. The Borrower agrees to pay to the Agent for the account of each Lender an amendment fee equal to --------- 0.075% of the amount of such Lender's Commitment.

Section 5. Representations. The Borrower represents and warrants to the Agent and the Lenders that:

         (a) Authorization. The Borrower has the right and power, and has taken all necessary action to authorize it, to execute and deliver this Amendment and to per-form its obligations hereunder and under the Credit Agreement, as amended by this Amendment, in accordance with their respective terms. This Amendment has been duly executed and delivered by a duly authorized officer of the Borrower and each of this Amendment and the Credit Agreement, as amended by this Amendment, is a legal, valid and binding obligation of the Borrower enforceable against the Borrower in accordance with its respective terms except as may be limited by bankruptcy, insolvency or other laws of genepa4 application-relating to or affecting the enforcement of creditors rights generally and general principles of equity.

         (b) Compliance with Laws, etc. The execution and delivery by the Borrower of this Amendment and the performance by the Borrower of this Amendment and the Credit Agreement, as amended by this Amendment, in accordance with their respective terms and the borrowings hereunder do not and will not, by the passage of time, the giving of notice, or otherwise: (i) require any Governmental Approval or violate any Applicable Law relating to the Borrower or any Subsidiary; (ii) conflict with, result in a breach of or constitute a default under the certificate of incorporation or the bylaws of the Borrower, or any indenture, agreement or other instrument to which the Borrower or any Subsidiary is a party or by which the Borrower or any Subsidiary or any of its respective properties may be bound; or (iii) result in or require the creation or imposition of any Lien upon or with respect to any property now owned or hereafter acquired by the Borrower or any Subsidiary.

(c)No Default. No Default or Event of Default has occurred and is continuing as of the date hereof nor will exist immediately after giving effect to this Amendment.

Section6. Reaffirmation of Representations. The Borrower hereby repeats and reaffirms all representations and warranties made by the Borrower to the Agent and the Lenders in the Credit Agreement and the other Loan Documents to which it is a party on and as of the date hereof with the same force and effect as if such representations and warranties were set forth in this Amendment in full.

Section 7. Certain References. Each reference to the Credit Agreement in any of the Loan Documents shall be deemed to be a reference to the Credit Agreement as amended by this Amendment.

         Section 8. Expenses. The Borrower shall reimburse the Agent and each Lender upon demand for all costs and expenses (including attorneys' fees) incurred by the Agent or such Lender in connection with the preparation, negotiation and execution of this Amendment and the other agreements and documents executed and delivered in connection herewith.

Section 9. Benefits. This Amendment shall be binding upon and shall inure to the benefit of the parties hereto and their respective successors and assigns.

         Section 10. GOVERNING LAW. THIS AMENDMENT SHALL BE GOVERNED BY, AND CONSTRUED IN ACCORDANCE WITH, THE LAWS OF THE STATE OF GEORGIA APPLICABLE TO CONTRACTS EXECUTED, AND TO BE FULLY PERFORMED, IN SUCH STATE.
         Section 11. Effect. Except as expressly herein amended, the terms and conditions of the Credit Agreement and the other Loan Documents remain in full force and effect. The amendments contained herein shall be deemed to have prospective application only.

Section 12. Counterparts. This Amendment may be executed in any number of counterparts, each of which shall be deemed to be an original and shall be binding upon all parties, their successors and assigns.

Section 13. Definitions. All capitalized terms not otherwise defined herein are used herein with the respective definitions given them in the Credit Agreement.


                                            [Signatures on Following Pages]

IN WITNESS WHEREOF, the parties hereto have caused this Second Amendment to Credit Agreement to be executed as of the date first above written.

                                      THE BORROWER:

                                      BIRMINGHAM STEEL CORPORATION


                                      By: /s/ J. Daniel Garrett
                                      Name: J. Daniel Garrett
                                      Title: Vice President - Finance & Control


                                      THE AGENT AND THE LENDERS:

                                      NATIONSBANK,N.A.,    successor    to
NationsBank, N.A.
                                     (South)Agent and as a Lender
                                      By: /s/ Nancy S. Goldman
                                      Name: Nancy S. Goldman
                                      Title: Vice President

                                      PNC BANK, NATIONAL ASSOCIATION, as
                                      Co-Agent and as a Lender

                                      By: /s/David M. Mengel
                                      Name: David M. Mengel
                                      Title: Senior Vice President

                                      THE BANK OF NOVA SCOTIA, as Co-Agent and
                                                              as a Lender

                                      By:/s/ William E. Zarrett
                                      Name: William E. Zarrett
                                      Title: Senior Relationship Manager
                                      [Signatures continued on the following
                                           page]

           [Signature Page to Second Amendment to Credit Agreement dated as of
                  September 30, 1998 with Birmingham Steel Corporation]

                                    BANK OF AMERICA NT&SA, successor of Bank of
                                                           America Illinois

                                            By:/s/ Deirdre B. Boyle
                                            Name: Deirdre B. Boyle
                                            Title: Vice President

                                    THE BANK OF TOKYO - MITSUBISHI, LTD
                                                            ATLANTA AGENCY

                                            By: /s/ William L. Otott Jr.
                                            Name: William L. Otott Jr.
                                                     Title:  Vice President

                                                              CIBC, INC.

                                            By: /s/ Timothy Doyle
                                            Name: Timothy Doyle
                                            Title: Managing Director
                                            CIBC Oppenheimer Corp. AS AGENT

                                                            AMSOUTH BANK

                                            By:  /s/ Mary Ann Raburn
                                            Name: Mary Ann Raburn
                                            Title: Vice President

                                          DG BANK DEUTSCHE GENOSSENSCHAFTSBANK,
                                                  CAYMAN ISLAND BRANCH

                                            By: /s/ JW Somers & JC Yeager
                                            Name: JW Somers & JC Yeager
                                                     Title: SVP & AVP

                                    [Signatures continue on the following page]

            Signature Page to Second Amendment to Credit Agreement dated as of September 30, 1998 with Birmingham Steel Corporation]

                                        THE LONG-TERM CREDIT BANK OF JAPAN, LTD.

                                            By: /s/ Rebecca J.S. Silbert
                                            Name: Rebecca J.S. Silbert
                                            Title: SVP

                                         THE FIRST NATIONAL BANK OF CHICAGO

                                            By: /s/ Kristen H. Hertel
                                            Name: Kristen H. Hertel
                                            Title: Vice President

                                            FIRST AMERICAN NATIONAL BANK

                                            By: /s/ H.Hope Stewart
                                            Name: H.Hope Stewart
                                            Title: Assistant Vice President

                                                   THE SANWA BANK, LTD.

                                            By:_________________________
                                            Name:_______________________
                                            Title: _______________________

                                 [Signatures continue on the following page]

        Signature Page to Second Amendment to Credit Agreement dated as of
                           September 30, 1998 with Birmingham Steel Corporation

                                                     UBS AG, NEW YORK BRANCH

                                                     By: /s/ Eric C. Hansen
                                                     Name: Eric C. Hansen
                                                     Title: Associate Director

                                                     By: /s/ Leo L. Baltz
                                                     Name: Leo L. Baltz
                                                     Title: Director

EXHIBIT 10.2

                              AMENDMENT TO 1995 NOTE PURCHASE AGREEMENT

                                         Dated as of December 14, 1998


To the Persons listed on
the signature pages hereof

Ladies and Gentlemen:

        Birmingham Steel Corporation, a Delaware corporation (together with its successors and assigns, the "Company") entered into separate Note Purchase Agreements (collectively, the " 1995 Note Purchase Agreement"), each dated as of September 15, 1995, with each of the Persons listed on Annex 1 thereto, for the purchase from the Company of a portion of $76,000,000 in the aggregate of 6.96% Series A Senior Notes due December 15, 2002, $14,000,000 in the aggregate of 7.07% Series B Senior Notes due December 15, 2005, and $60,000,000 of 7.17% Series C Senior Notes due December 15, 2005 (collectively, as may be amended from time to time, the "Notes"). Each of the Persons listed on the signature pages hereof is herein referred to, individually, as a "Holder", and collectively, as the "Holders". As of the Effective Date, the Holders hold, beneficially or of record, 100% of the outstanding Notes.

        The Company wishes to enter into this Amendment to 1995 Note Purchase Agreement (this "Amendment") to amend certain sections of the 1995 Note Purchase Agreement as set forth herein. Capitalized terms used herein not otherwise defined herein shall have the meaning as defined in the 1995 Note Purchase Agreement (assuming, the effectiveness of the amendments set forth herein). As used in this Amendment, the term "Transaction Documents" means, collectively, each of this Amendment, the 1995 Note Purchase Agreement, as amended by this Amendment, and the Notes.

        The Company and,  subject to satisfaction of the conditions set forth in
Section 7 hereof, the Holders, hereby agree to the amendments to the 1995 Note Purchase Agreement set forth herein.

I . Section 11. 1 of the 1995 Note Purchase Agreement is hereby amended by adding the following new definitions in proper alphabetical order:

"Amendment Fee Termination Date -- means, the earlier of

                           (a) the fiscal quarter-end of the Company at which, for the period of two full consecutive fiscal quarters of the Company ending on such date, the Company's ratio of Consolidated Debt to Consolidated Total Capitalization has not at any time during such period been greater than 0.50 to 1.00, and (b) the date upon which the principal amount of the Notes shall be paid in full."

                  "Consolidated Debt -- means, as of any date of determination, the total of all Debt of the Company and the Restricted Subsidiaries outstanding on such date, determined on a consolidated basis for such Persons."


"Consolidated   Total   Capitalization  --  means,  at  any  time,  the  sum  of
Consolidated Net Worth and Consolidated Debt."

                  "Consolidated Net Worth -- means, at any time,

                             (a) the sum of (1), the par value (or value stated on the books of the Company) of the capital stock (but excluding treasury stock and capital stock subscribed and unissued) of the Company and the Restricted Subsidiaries, plus (ii) the amount of paid-in capital and retained earnings of the Company and the Restricted Subsidiaries, in each case as such amounts would be shown on the consolidated balance sheet of the Company and the Restricted Subsidiaries as of such time prepared in accordance with GAAP, minus

                             (b) to the extent included in clause (a), all amounts properly attributable to minority interests, if any, in the stock and surplus of the Restricted Subsidiaries."

         2. Section 8.6(b) of the 1995 Note Purchase Agreement is hereby deleted in its entirety and the following is substituted in lieu thereof:


                  8.6      Funded Debt.


                           "(b) The Company  will at all times  maintain a ratio
                  of Consolidated Debt to Consolidated Total Capitalization of not greater than .60 to 1.0."

3. Section 8.7 of the 1995 Note Purchase Agreement is hereby deleted in its entirety and the following is substituted in lieu thereof:

                  "8.7     Interest Coverage.

                  The Company will at all times maintain a ratio of Consolidated Net Earnings Before Interest and Taxes for each period of four
                  (4) fiscal quarters then most recently ended to Consolidated Interest Expense for such period of not less than the ratios presented below for the following such periods:







                      Period Ended                                Ratio
                      December 31, 1998                           1.50 to 1.0
                      March 31, 1999                              1.50 to 1.0
                      June 30, 1999                               1.50 to 1.0
                      September 30, 1999                          1.60 to 1.0
                      December 31, 1999 and thereafter            1.75 to 1.0"

         4. Section 8 of the 1995 Note Purchase Agreement is hereby amended to add at the end thereof a new section, designated Section 8.16, to read in its entirety as follows:

                  "8.16 Amendment Fee

                  The Company agrees to pay, to each holder from time to time of the Notes, an amendment fee which shall accrue (computed on the basis of a 360-day year of twelve 30-day months) on the unpaid principal balance of such holder's Notes at the rate of fifty-five one-hundredths percent (0.55%)per annum. Such amendment fee shall accrue from December 15, 1998 through and including the Amendment Fee Ten-Termination Date, and be payable (a) with respect to each outstanding Note, on the fifteenth (15th) day of each June and December in each year, commencing on June 15, 1999, and (b) with respect to any principal amount of any Note being paid, on the date of such payment. The Company shall promptly notify each holder of Notes of the occurrence of the Amendment Fee Termination Date (other than on the maturity date of the Notes), which notice shall include supporting financial statements and ratio calculations, certified as true and correct by a senior financial officer of the Company."

         5 . On the Effective Date, the Company shall pay to each holder of the Notes an additional amendment fee equal to seven and one-half (7.5) basis points (.075%) times the principal amount of the Notes held by such holder at such time.

         6. In order to induce the Holders to enter into this Amendment, the Company represents and warrants to each Holder as to the matters set forth on Exhibit A attached hereto and made a part hereof.

         7. The amendments to the 1995 Note Purchase Agreement set forth herein shall not become effective unless all of the following conditions precedent have been satisfied (the date upon which such satisfaction occurs being referred to herein as the "Effective Date"):

                  (a) The Company and the Supermajority Holders shall have executed and delivered a counterpart of this Amendment.



(b) The warranties and representations set forth on Exhibit A hereto shall be true on the Effective Date with the same effect as though made on and as of that date.

                  (c)The Company shall have performed and complied with all agreement and conditions contained herein that are required to be performed or complied with by the Company on or prior to the Effective Date, and such performance and compliance shall remain in effect on the Effective Date.

                  (d) The Company shall have delivered to you a copy of its Credit Agreement, dated as of March 17, 1997 with the financial institutions party thereto, and NationsBank, N.A., as Agent (the "Bank Agreement"), as amended and in effect on the Effective Date, certified as true, complete and correct by an officer of the Company. The Bank Agreement shall be in form and substance satisfactory to you.

                  (e) The Company shall have paid to each Holder the amendment fee referred to in Section 5 hereof that is required to be paid to such Holder on the Effective Date.

                  (f) On the Effective Date, the Company shall pay the statement for reasonable fees and disbursements of the Special Counsel presented to the Company on or prior to the Effective Date (this provision shall not limit the obligation of the Company under Section 1.5(a)(v) of the 1995 Note Purchase Agreement to also pay, upon receipt of any statement thereof, each additional statement for reasonable fees and disbursements of the Special Counsel rendered after the Effective Date in connection with this Amendment).
                  (g)      All   proceedings   taken  in  connection   with  the
                           execution  and  delivery  of this  Amendment  and the
                           transactions    contemplated    hereby    shall    be
                           satisfactory to the Holders and the Special  Counsel;
                           and the Holders and the Special Counsel shall have received copies of such documents and papers as they may reasonably request in connection therewith.

         8. Except as expressly provided herein, no terms or provisions of any agreement or instrument are modified or changed by this Amendment and the terms and provisions of the 1995 Note Purchase Agreement, as amended by this Amendment, shall continue in full force and effect. This Amendment together with the 1995 Note Purchase Agreement constitutes the final written expression of all terms hereof and is a complete and exclusive statement of those terms.
         9. Two or more duplicate originals hereof may be signed by the parties, each of which shall be an original, but all of which together shall constitute one and the same instrument. This Amendment may be executed in one or more counterparts and shall be effective when at least one counterpart shall have been executed by each party hereto, and each set of counterparts that, collectively, show execution by each party hereto shall constitute one duplicate original.

         10. This Amendment shall be governed by, and construed and enforced in accordance with, internal New York law. If this Amendment is satisfactory to you, please so indicate by signing your acceptance at the foot of the counterpart hereof and returning such counterpart to the Company whereupon this Amendment, subject to satisfaction of the conditions set forth in Section 7 hereof, shall become binding between us in accordance with its terms.

                                     Very truly yours,

                                     BIRMINGHAM STEEL CORPORATION


                                     By: /s/ Kevin E. Walsh
                                     Kevin E. Walsh
                                     Executive Vice President and
                                        Chief Financial Officer

cc:     Mr. Robert A. Garvey, Birmingham Steel Corporation
        Mr. J. Daniel Garrett, Birmingham-ham Steel Corporation



                      (SIGNATURE PAGE TO AMENDMENT
                    TO 1995 NOTE PURCHASE AGREEMENT)
Accepted:

PRINCIPAL LIFE INSURANCE COMPANY
 (f/k/a Principal Mutual Life Insurance Company)


By:_/s/ Sarah J. Pitts_________________
    Name: Sarah J. Ptts
    Title:   Counsel


By:_/s/ Jon C. Heiny__________________
    Name: Jon C. Heiny
    Title:   Counsel



                                             (SIGNATURE PAGE TO AMENDMENT
                                          TO 1995 NOTE PURCHASE AGREEMENT)

NATIONWIDE LIFE INSURANCE COMPANY

By:_/s/ James W. Pruden______________
         Name: James W. Pruden
         Title:   Vice President, Municipal Securities

                                            (SIGNATURE PAGE TO AMENDMENT
                                          TO 1995 NOTE PURCHASE AGREEMENT)

EMPLOYERS LIFE INSURANCE COMPANY OF WAUSAU

By:_/s/ James W. Pruden______________
         Name: James W. Pruden
         Title:   Vice President, Municipal Securities

                                             (SIGNATURE PAGE TO AMENDMENT
                                           TO 1995 NOTE PURCHASE AGREEMENT)

THE NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY

By:_/s/ Richard A. Strait_______________
    Name: Richard A. Strait
    Title:   Authorized Representative

                                             (SIGNATURE PAGE TO AMENDMENT
                                          TO 1995 NOTE PURCHASE AGREEMENT)
THE EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES
By:_/s/ Marcia Haydel ________________
    Name: Marcia Haydel
    Title:   Investment Officer

                                             (SIGNATURE PAGE TO AMENDMENT
                                              TO 1995 NOTE PURCHASE AGREEMENT)

CONNECTICUT GENERAL LIFE INSURANCE COMPANY
By CIGNA Investments, Inc., its authorized agent

By:_/s/ Thomas P. Shea_       ________
    Name: Thomas P. Shea
         Title:   Vice President

                                             (SIGNATURE PAGE TO AMENDMENT
                                            TO 1995 NOTE PURCHASE AGREEMENT)

LIFE INSURANCE COMPANY OF NORTH AMERICA
By CIGNA Investments, Inc., its authorized agent

By:_/s/ Thomas P. Shea_       ________
    Name: Thomas P. Shea
         Title:   Vice President

                                               (SIGNATURE PAGE TO AMENDMENT
                                            TO 1995 NOTE PURCHASE AGREEMENT)

CIGNA PROPERTY AND CASUALTY INSURANCE COMPANY
By CIGNA Investments, Inc., its authorized agent

By:_/s/ Thomas P. Shea_       ________
    Name: Thomas P. Shea
         Title:   Vice President

                                                 (SIGNATURE PAGE TO AMENDMENT
                                              TO 1995 NOTE PURCHASE AGREEMENT)

CENTURY INDEMNITY COMPANY
By CIGNA Investments, Inc., its authorized a-agent

By:_/s/ Thomas P. Shea_       ________
    Name: Thomas P. Shea
         Title:   Vice President

                                                 (SIGNATURE PAGE TO AMENDMENT
                                               TO 1995 NOTE PURCHASE AGREEMENT)

THE LINCOLN NATIONAL LIFE INSURANCE COMPANY

By:      Lincoln Investment Management, Inc.,
         Its Attorney-In-Fact

By:_/s/ David C. Patch_________________
    Name: David C. Patch
    Title:   Vice President

                                                  (SIGNATURE PAGE TO AMENDMENT
                                               TO 1995 NOTE PURCHASE AGREEMENT)

SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

By:_/s/ John N. Wheliham__   __________
    Name: John N. Whelihan
    Title:   Vice President, U.S. Private Placements - for President

By:_/s/ Julia H. Holloway______________
    Name: Julia H. Holloway
    Title:   Associate Counsel-for Secretary

                                                 (SIGNATURE PAGE TO AMENDMENT
                                               TO 1995 NOTE PURCHASE AGREEMENT)

SUN LIFE ASSURANCE COMPANY OF CANADA

By:_/s/ John N. Wheliham__   __________
    Name: John N. Whelihan
    Title:   Vice President, U.S. Private Placements - for President

By:_/s/ Julia H. Holloway______________
    Name: Julia H. Holloway
Title:   Associate Counsel-for Secretary

                                                 (SIGNATURE PAGE TO AMENDMENT
                                               TO 1995 NOTE PURCHASE AGREEMENT)

SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK

By:_/s/ James M.A. Anderson           ______
  Name: James M.A. Anderson
  Title:   Vice President, Investments

                                                 (SIGNATURE PAGE TO AMENDMENT
                                               TO 1995 NOTE PURCHASE AGREEMENT)

FIRST COLONY LIFE INSURANCE COMPANY
By: _/s/ Jon M. Lucia                __________
    Name:      Jon M. Lucia
    Title:     Assistant Vice President and Investment Officer


                                                (SIGNATURE PAGE TO AMENDMENT
                                               TO 1995 NOTE PURCHASE AGREEMENT)

THE MINNESOTA MUTUAL LIFE INSURANCE COMPANY
By: Advantus Capital Management, Inc.

By:_/s/_Loren Haughland_______________
    Name: Loren Haughland
    Title:   Vice President

                                                  (SIGNATURE PAGE TO AMENDMENT
                                              TO 1995 NOTE PURCHASE AGREEMENT)

FEDERATED MUTUAL INSURANCE COMPANY
By:      Advantus Capital Management, Inc.

By:_/s/ Steven Laude_________________
         Name: Steven Laude
         Title:   Vice President

                                                 (SIGNATURE PAGE TO AMENDMENT
                                               TO 1995 NOTE PURCHASE AGREEMENT)

FEDERATED LIFE INSURANCE COMPANY
By: Advantus Capital Management, Inc.

By:_/s/ John Leiviska____________________
    Name: John Leiviska
    Title:   Vice President

                                                 (SIGNATURE PAGE TO AMENDMENT
                                               TO 1995 NOTE PURCHASE AGREEMENT)

AMERICAN UNITED LIFE INSURANCE COMPANY

By:_/s/ Christopher D. Pahlke_____________
    Name: Christopher D. Pahlke
    Title:   Vice President

                                                 (SIGNATURE PAGE TO AMENDMENT
                                               TO 1995 NOTE PURCHASE AGREEMENT)

THE STATE LIFE INSURANCE COMPANY

By:_/s/ Christopher D.  Pahlke_____________  Name:  Christopher D. Pahlke Title:
Vice President of American United Life Insurance Company, as Agent for The State Life Insurance Company

                                                 (SIGNATURE PAGE TO AMENDMENT
                                               TO 1995 NOTE PURCHASE AGREEMENT)

AMERITAS LIFE INSURANCE COMPANY
By: Ameritas Investment Advisors Inc., as Agent

By:_/s/ Patrick J. Henry__________________
    Name: Patrick J. Henry
    Title:   Vice President-Fixed Income Securities

                                                   (SIGNATURE PAGE TO AMENDMENT
                                                TO 1995 NOTE PURCHASE AGREEMENT)

MUTUAL TRUST LIFE INSURANCE COMPANY
By:  Advantus Capital Management, Inc.

By:_/s/ Marilyn Froelich_________________
    Name: Marilyn Forelich
    Title:   Vice President

                                                 (SIGNATURE PAGE TO AMENDMENT
                                               TO 1995 NOTE PURCHASE AGREEMENT)

GUARANTEE RESERVE LIFE INSURANCE COMPANY
By:  Advantus Capital Management, Inc.

By:_/s/ Guy M. de Lambert________________
    Name: Guy M. de Lambert
    Title:   Vice President

                                                 (SIGNATURE PAGE TO AMENDMENT
                                               TO 1995 NOTE PURCHASE AGREEMENT)

NATIONAL TRAVELERS LIFE INSURANCE COMPANY
By:  Advantus Capital Management, Inc.

By:_/s/ Annette M. Masterson______________
    Name: Annette M. Masterson
    Title:   Vice President


                                                  (SIGNATURE PAGE TO AMENDMENT
                                                TO 1995 NOTE PURCHASE AGREEMENT)

THE RELIABLE LIFE INSURANCE COMPANY
By: Advantus Capital Management, Inc.

By:_/s/ Joseph R. Betlej_____________________________________
    Name: Joseph R. Betlej
    Title:   Vice President


                                                  (SIGNATURE PAGE TO AMENDMENT
                                               TO 1995 NOTE PURCHASE AGREEMENT)
                                                            EXHIBIT A


                                                REPRESENTATIONS AND WARRANTIES.

         The Company warrants and represents to each Holder that as of the Effective Date:

         1 . Organization; Power and Authority. The Company is a corporation duly organized, validly existing and in good standing under the laws of the State of Delaware, and is duly qualified as a foreign corporation and is in good standing in each Jurisdiction in which such qualification is required by law, other than those jurisdictions as to which the failure to be so qualified or in good standing could not, individually or in the aggregate, reasonably be expected to have a Material Adverse Effect. The Company has the corporate power and authority to own or hold under lease the properties it purports to own or hold under lease, to transact the business it transacts and proposes to transact, to execute and deliver the Amendment and to perform the provisions of the Transaction Documents.

         2. Authorization, etc. The Amendment has been duly authorized by all necessary corporate action on the part of the Company, and each of the Transaction Documents constitutes a legal, valid and binding obligation of the Company enforceable against the Company in accordance with its terms, except as such enforceability may be limited by (a) applicable bankruptcy, insolvency, reorganization, moratorium or other similar laws affecting- the enforcement of creditors' rights generally and (b) general principles of equity (regardless of whether such enforceability is considered in a proceeding in equity or at law).

         3 . Disclosure. None of the written statements, documents or other written materials (including, without limitation, the financial statements and related certificates most recently provided to the Holders pursuant to Section
9. 1 (a), Section 9. 1 (b) and Section 9.2 of the 1995 Note Purchase Agreement) furnished by, or on behalf of, the Company to the Holders in connection with the negotiation, execution and delivery of the Amendment contain any untrue statement of a material fact or omit a material fact necessary to make the statements contained therein or herein not misleading in light of the circumstances in which they were made. There is no fact which the Company has not disclosed to the Holders which materially affects adversely or, so far as the Company can now foresee, will materially affect adversely the business, prospects, profits, Properties or condition (financial or otherwise) of the Company and the Restricted Subsidiaries, taken as a whole, or the ability of the Company to perform its obligations set forth in the Transaction Documents.

4. Compliance with Laws, Other Instruments, etc. The execution, delivery and performance by the Company of the Amendment will not:

                  (a) contravene, result in any breach of, or constitute a default under, or result in the creation of any Lien in respect of any Property of the Company or any Subsidiary under, any indenture, mortgage, deed of trust, loan, purchase or credit agreement, lease, corporate charter or by-laws, or any other agreement or instrument to which the Company or any Subsidiary is bound or by which the Company or any Subsidiary or any of their respective Properties may be bound or affected;

                  (b) conflict with or result in a breach of any of the terms, conditions or provisions of any order, judgment, decree, or ruling of any court, arbitrator or Governmental Authority applicable to the Company or any Subsidiary; or

                  (c) violate any provisions of any statute or other rule or regulation of any Governmental Authority applicable to the Company or any Subsidiary.


         5 . Governmental Authorizations, etc. No consent, approval or authorization of, or registration, filing or declaration with, any Governmental Authority is required in connection with the execution, delivery or performance by the Company of the Amendment.

         6.       Litigation; Observance of Agreements, Statutes and Orders.

                  (a) There are no actions, suits or proceedings pending or, to the knowledge of the Company, threatened against or affecting the Company or any Subsidiary or any Property of the Company or any Subsidiary in any court or before any arbitrator of any kind or before or by any Governmental Authority that, individually or in the aggregate, could reasonably be expected to have a Material Adverse Effect.

                  (b) Neither the Company nor any Subsidiary is in default under any term of any agreement or instrument to which it is a party or by which it is bound, or any order, judgment, decree or ruling of any court, arbitrator or Governmental Authority or is in violation of any applicable law, ordinance, rule or regulation (including without limitation Environmental Protection Laws) of any Governmental
         Authority, which default or violation, individually or in the aggregate, could reasonably be expected to have a Material Adverse Effect.

         7. No Defaults. No event has occurred and is continuing and no condition exists which, upon the effectiveness of the amendments provided for in the Amendment, would constitute a Default or Event of Default.

EXHIBIT 10.3

                            AMENDMENT TO 1993 NOTE PURCHASE AGREEMENT

                                  Dated as of December 14, 1998

To the Persons listed on
  the signature pages hereof

Ladies and Gentlemen:


        Birmingham Steel Corporation, a Delaware corporation (together with its successors and assigns, the "Company") entered into separate Note Purchase Agreements (collectively, as amended by amendment dated as of October 18, 1996, the " 1993 Note Purchase Agreement"), each dated as of September 1, 1993, with each of the Persons listed on Annex 1 thereto for the purchase from the Company of a portion of $130,000,000 in the aggregate of 7.28% Senior Notes due December 15, 2005, (collectively, as may be amended from time to time, the "Notes"). Each of the Persons listed on the signature pages hereof is herein referred to, individually, as a "Holder", and collectively, as the "Holders". As of the Effective Date, the Holders hold, beneficially or of record, 100% of the outstanding Notes.

        The Company wishes to enter into this Amendment to 1993 Note Purchase Agreement (this "Amendment") to amend certain sections of the 1993 Note Purchase Agreement as set forth herein. Capitalized terms used herein not otherwise defined herein shall have the meaning as defined in the 1993 Note Purchase Agreement (assuming the effectiveness of the amendments set forth herein). As used in this Amendment, the term "Transaction Documents" means, collectively, each of this Amendment, the 1993 Note Purchase Agreement, as amended by this Amendment, and the Notes.

        The Company and,  subject to satisfaction of the conditions set forth in
Section 7 hereof, the Holders, hereby agree to the amendments to the 1993 Note Purchase Agreement set forth herein.

1 . Section 11. 1 of the 1993 Note Purchase Agreement is hereby amended by adding the following new definitions in proper alphabetical order:

                  "Amendment Fee Termination Date -- means, the earlier of

                           (a) the fiscal quarter-end of the Company at which, for the period of two full consecutive fiscal quarters of the Company ending on such date, the Company's ratio of Consolidated Debt to Consolidated Total Capitalization has not at any time during such period been greater than 0.50 to 1.00, and (b) the date upon which the principal amount of the Notes shall be paid in full."

                  "Consolidated Debt -- means, as of any date of determination, the total of all Debt of the Company and the Restricted Subsidiaries outstanding on such date, determined on a consolidated basis for such Persons."

"Consolidated   Total   Capitalization  --  means,  at  any  time,  the  sum  of
Consolidated Net Worth and Consolidated Debt."

                  "Consolidated Net Worth -- means, at any time,

                           (a) the sum of (i), the par value (or value stated on the books of the Company) of the capital stock (but excluding treasury stock and capital stock subscribed and unissued) of the Company and the Restricted Subsidiaries, plus (ii) the amount of paid-in capital and retained earnings of the Company and the Restricted Subsidiaries, in each case as such amounts would be shown on the consolidated balance sheet of the Company and the Restricted Subsidiaries as of such time prepared in accordance with GAAP, minus

                           (b) to the extent included in clause (a), all amounts properly attributable to minority interests, if any, in the stock and surplus of the Restricted Subsidiaries."

        2. Section 8.6(b) of the 1993 Note Purchase Agreement is hereby deleted in its entirety and the following is substituted in lieu thereof:

                  8.6      Funded Debt.


                           "(b) The Company  will at all times  maintain a ratio
                  of Consolidated Debt to Consolidated Total Capitalization of not greater than .60 to 1.0."

3. Section 8.7 of the 1993 Note Purchase Agreement is hereby deleted in its entirety and the following is substituted in lieu thereof:

                  " 8.7   Interest Coverage.

                  The Company will at all times maintain a ratio of Consolidated Net Earnings Before Interest and Taxes for each period of four
                  (4) fiscal quarters then most recently ended to Consolidated Interest Expense for such period of not less than the ratios presented below for the following such periods:


                         Period Ended                                Ratio
                      December 31, 1998                           1.50 to 1.0
                      March 31, 1999                              1.50 to 1.0
                      June 30, 1999                               1.50 to 1.0
                      September 30, 1999                          1.60 to 1.0
                      December 31, 1999 and thereafter            1.75 to 1.0"

         4. Section 8 of the 1993 Note Purchase Agreement is hereby amended to add at the end thereof a new section, designated Section 8.17, to read in its entirety as follows:

                  "8.17 Amendment Fee

                  The Company agrees to pay, to each holder from time to time of the Notes, an amendment fee which shall accrue (computed on the basis of a 360-day year of twelve 30-day months) on the unpaid principal balance of such holder's Notes at the rate of fifty-five one-hundredths percent (0.55%) per annum. Such amendment fee shall accrue from December 15, 1998 through and including the Amendment Fee Termination Date, and be payable
                  (a) with respect to each  outstanding  Note,  on the fifteenth
                  (15th) day of each June and December in each year, commencing on June 15, 1999, and (b) with respect to any principal amount of any Note being paid, on the date of such payment. The Company shall promptly notify each holder of Notes of the occurrence of the Amendment Fee Termination Date (other than on the maturity date of the Notes), which notice shall include supporting financial statements and ratio calculations, certified as true and correct by a senior financial officer of the Company."

         5. On the Effective Date, the Company shall pay to each holder of the Notes an additional amendment fee equal to seven and one-half (7.5) basis points (.075%) times the principal amount of the Notes held by such holder at such time.

         6. In order to induce the Holders to enter into this Amendment, the Company represents and warrants to each Holder as to the matters set forth on Exhibit A attached hereto and made a part hereof.

         7. The amendments to the 1993 Note Purchase Agreement set forth herein shall not become effective unless all of the following conditions precedent have been satisfied (the date upon which such satisfaction occurs being referred to herein as the "Effective Date"):

                  (a) The Company and the Supermajority Holders shall have executed and delivered a counterpart of this Amendment.



                  (b) The warranties and representations set forth on Exhibit A hereto shall be true on the Effective Date with the same effect as though made on and as of that date.

                  (c) The Company shall have performed and complied with all agreements and conditions contained herein that are required to be performed or complied with by the Company on or prior to the Effective Date, and such performance and compliance shall remain in effect on the Effective Date.

                  (d) The Company shall have delivered to you a copy of its Credit Agreement, dated as of March 17, 1997 with the financial institutions party thereto, and NationsBank, N.A., as Agent (the "Bank Agreement"), as amended and in effect on the Effective Date, certified as true, complete and correct by an officer of the Company. The Bank Agreement shall be in form and substance satisfactory to you.

                  (e) The Company shall have paid to each Holder the amendment fee referred to in Section 5 hereof that is required to be paid to such Holder on the Effective Date.

                (f) On the Effective Date, the Company shall pay the statement for reasonable fees and disbursements of the Special Counsel presented to the Company on or prior to the Effective Date (this provision shall not limit the obligations of the Company under Section 1.5(a)(v) of the 1993 Note Purchase Agreement to also pay, upon receipt of any statement thereof, each additional statement for reasonable fees and disbursements of the Special Counsel rendered after the Effective Date in connection with this Amendment).

                  (g) All proceedings taken in connection with the execution and delivery of this Amendment and the transactions contemplated hereby shall be satisfactory to the Holders and the Special Counsel; and the Holders and the Special Counsel shall have received copies of such documents and papers as they may reasonably request in connection therewith.

         8. Except as expressly provided herein, no terms or provisions of any agreement or instrument are modified or changed by this Amendment and the terms and provisions of the 1993 Note Purchase Agreement, as amended by this Amendment, shall continue in full force and effect. This Amendment together with the 1993 Note Purchase Agreement constitutes the final written expression of all terms hereof and is a complete and exclusive statement of those terms.

         9. Two or more duplicate originals hereof may be signed by the parties, each of which shall be an original, but all of which together shall constitute one and the same instrument. This Amendment may be executed in one or more counterparts and shall be effective when at least one counterpart shall have been executed by each party hereto, and each set of counterparts that, collectively, show execution by each party hereto shall constitute one duplicate original.

         10. This Amendment shall be governed by, and construed and enforced in accordance with, internal New York law.






        If this Amendment is satisfactory to you, please so indicate by signing your acceptance at the foot of the counterpart hereof and returning such counterpart to the Company whereupon this Amendment shall, subject to satisfaction of the conditions set forth in Section 7 hereof, become binding between us in accordance with its terms.


                                                      Very truly yours,
                                                 BIRMINGHAM STEEL CORPORATION

                                                By: /s/ Kevin Walsh
                                                   Kevin E. Walsh
                                                   Executive Vice President
                                                   and Chief Financial Officer

cc:      Mr. Robert A. Garvey, Birmingham Steel Corporation
         Mr. J. Daniel Garrett, Birmingham Steel Corporation




(SIGNATURE PAGE TO AMENDMENT TO 1993 NOTE PURCHASE AGREEMENT) Accepted:


PRINCIPAL LIFE INSURANCE COMPANY
(f/k/a Principal Mutual Life Insurance Company)


By:_/s/ Sarah J. Pitts_________________
      Name: Sarah J. Pitts
      Title:   Counsel

By:_/s/ Jon C. Heiny_________________
      Name: Jon C. Heiny
      Title:   Counsel


(SIGNATURE  PAGE TO AMENDMENT TO 1993 NOTE PURCHASE  AGREEMENT)

JEFFERSON-PILOT
LIFE INSURANCE COMPANY

By:_/s/ Robert E. Whalen, II_____________
      Name: Robert E. Whalen, II
      Title:   Second Viice President


                                                   (SIGNATURE PAGE TO AMENDMENT
                                                TO 1993 NOTE PURCHASE AGREEMENT)
THE EQUITABLE LIFE ASSURANCE SOCIETY
OF THE UNITED STATES

By:_/s/ Marcia Haydel_________________
      Name: Marcia Haydel
      Title:   Investment Officer


                                               (SIGNATURE PAGE TO AMENDMENT
                                             TO 1993 NOTE PURCHASE AGREEMENT)
J.      ROMEO & CO.

By:_/s/ Peter Coccia___________________
         Name: Peter Coccia
         Title:   a Partner

                                           (SIGNATURE PAGE TO AMENDMENT
                                           TO 1993 NOTE PURCHASE AGREEMENT)

GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

By:  /s/ Julie Bock_____________________
      Name: Julie Bock
      Title:   Asst. Vice President

By:_/s/ James G. Lowery_______________
      Name: James G. Lowery
      Title:   Assistant Vice President, Investment


                                                 (SIGNATURE PAGE TO AMENDMENT
                                               TO 1993 NOTE PURCHASE AGREEMENT)

THE GREAT-WEST LIFE ASSURANCE COMPANY

By: /s/ B.R. Allison___________________
      Name: B.R. Allison
      Title:   Director, Bond Investments

By:_/s/ P.G. Munro___________________
      Name: P.G. Munro
      Title:   Executive Vice President, Chief Financial Officer


                                                  (SIGNATURE PAGE TO AMENDMENT
                                                TO 1993 NOTE PURCHASE AGREEMENT)

TEACHERS INSURANCE AND ANNUITY ASSOCIATION OF AMERICA

By:_/s/ Nancy Freund Heller ___________
      Name: Nancy Freund Heller
      Title:   Managing Director

                                                  (SIGNATURE PAGE TO AMENDMENT
                                               TO 1993 NOTE PURCHASE AGREEMENT)

PHOENIX HOME LIFE MUTUAL INSURANCE COMPANY

By:_/s/ Christopher Wilkos_____________
      Name: Christopher Wilkos
      Title:   Vice President

                                                  (SIGNATURE PAGE TO AMENDMENT
                                               TO 1993 NOTE PURCHASE AGREEMENT)

AMERICAN UNITED LIFE INSURANCE COMPANY

By:_/s/ Christopher D. Pahlke___________
      Name: Christopher D. Pahlke
      Title:    Vice President

                                                 (SIGNATURE PAGE TO AMENDMENT
                                               TO 1993 NOTE PURCHASE AGREEMENT)

THE CANADA LIFE ASSURANCE COMPANY

By:  /s/ Peter Coccia
      Name: Peter Coccia
      Title:   a Partner


                                                 (SIGNATURE PAGE TO AMENDMENT
                                              TO 1993 NOTE PURCHASE AGREEMENT)

CANADA LIFE INSURANCE COMPANY OF AMERICA

By:  /s/ Peter Coccia
      Name: Peter Coccia
      Title:   a Partner


                                                 (SIGNATURE PAGE TO AMENDMENT
                                               TO 1993 NOTE PURCHASE AGREEMENT)

CANADA LIFE INSURANCE COMPANY OF NEW YORK

By:  /s/ Peter Coccia
      Name: Peter Coccia
      Title:   a Partner

                                                 (SIGNATURE PAGE TO AMENDMENT
                                               TO 1993 NOTE PURCHASE AGREEMENT)

AMERITAS LIFE INSURANCE CORP.

By:  /s/ Patrick J. Henry________________
      Name: Patrick J. Henry
      Title:   Vice President-Fixed Income Securities


                                                   (SIGNATURE PAGE TO AMENDMENT
                                               TO 1993 NOTE PURCHASE AGREEMENT)

BERKSHIRE LIFE INSURANCE COMPANY

By: _/s/ Ellen I. Whittaker_______________
      Name: Ellen I. Whittaker
      Title:   Senior Investment Officer

                                                  (SIGNATURE PAGE TO AMENDMENT
                                               TO 1993 NOTE PURCHASE AGREEMENT)

PROVIDENT MUTUAL LIFE INSURANCE COMPANY - CALIC

By: _/s/ S.C. Lange_____________________
      Name: S.C. Lange
      Title:   Vice President

                                                  (SIGNATURE PAGE TO AMENDMENT
                                               TO 1993 NOTE PURCHASE AGREEMENT)

PROVIDENT MUTUAL LIFE INSURANCE COMPANY OF PHILADELPHIA

By: _/s/ S.C. Lange_____________________
      Name: S.C. Lange
      Title:   Vice President


                                               (SIGNATURE PAGE TO AMENDMENT
                                            TO 1993 NOTE PURCHASE AGREEMENT)
                                                         EXHIBIT A
                                           REPRESENTATIONS AND WARRANTIES

         The Company warrants and represents to each Holder that as of the Effective Date:

         1 . Organization; Power and Authority. The Company is a corporation duly organized, validly existing and in good standing under the laws of the State of Delaware, and is duly qualified as a foreign corporation and is in good standing in each jurisdiction in which such qualification is required by law, other than those jurisdictions as to which the failure to be so qualified or in good standing could not, individually or in the aggregate, reasonably be expected to have a Material Adverse Effect. The Company has the corporate power and authority to own or hold under lease the properties it purports to own or hold under lease, to transact the business it transacts and proposes to transact, to execute and deliver the Amendment and to perform the provisions of the Transaction Documents.

         2. Authorization, etc. The Amendment has been duly authorized by all necessary corporate action on the part of the Company, and each of the Transaction Documents constitutes a legal, valid and binding obligation of the Company enforceable against the Company in accordance with its terms, except as such enforceability may be limited by (a) applicable bankruptcy, insolvency, reorganization, moratorium or other similar laws affecting the enforcement of creditor's rights generally and (b) general principles of equity (regardless of whether such enforceability is considered in a proceeding in equity or at law).

         3 . Disclosure. None of the written statements, documents or other written materials (including, without limitation, the financial statements and related certificates most recently provided to the Holders pursuant to Section
9. 1 (a), Section 9. 1 (b) and Section 9.2 of the 1993 Note Purchase Agreement) furnished by, or on behalf of, the Company to the Holders in connection with the negotiation, execution and delivery of the Amendment contain any untrue statement of a material fact or omit a material fact necessary to make the statements contained therein or herein not misleading in light of the circumstances in which they were made. There is no fact which the Company has not disclosed to the Holders which materially affects adversely or, so far as the Company can now foresee, will materially affect adversely the business, prospects, profits, Properties or condition (financial or otherwise) of the Company and the Restricted Subsidiaries, taken as a whole, or the ability of the Company to perform its obligations set forth in the Transaction Documents.

4. Compliance with Laws, Other Instruments, etc. The execution, delivery and performance by the Company of the Amendment will not:

                  (a) contravene, result in any breach of, or constitute a default under, or result in the creation of any Lien in respect of any Property of the Company or any Subsidiary under, any indenture, mortgage, deed of trust, loan, purchase or credit agreement, lease, corporate charter or by-laws, or any other agreement or instrument to which the Company or any Subsidiary is bound or by which the Company or any Subsidiary or any of their respective Properties may be bound or affected;



                  (b) conflict with or result in a breach of any of the terms, conditions or provisions of any order, judgment, decree, or ruling of any court, arbitrator or Governmental Authority applicable to the Company or any Subsidiary; or

                  (c) violate any provisions of any statute or other rule or regulation of any Governmental Authority applicable to the Company or any Subsidiary.


         5 . Governmental Authorizations, etc. No consent, approval or authorization of, or registration, filing or declaration with, any Governmental Authority is required in connection with the execution, delivery or performance by the Company of the Amendment.

         6.       Litigation; Observance of Agreements, Statutes and Orders.

                  (a) There are no actions, suits or proceedings pending or, to the knowledge of the Company, threatened against or affecting the Company or any Subsidiary or any Property of the Company or any Subsidiary in any court or before any arbitrator of any kind or before or by any Governmental Authority that, individually or in the aggregate, could reasonably be expected to have a Material Adverse Effect.

                  (b) Neither the Company nor any Subsidiary is in default under any term of any agreement or instrument to which it is a party or by which it is bound, or any order, judgment, decree or ruling of any court, arbitrator or Governmental Authority or is in violation of any applicable law, ordinance, rule or regulation (including without limitation Environmental Protection Laws) of any Governmental
         Authority, which default or violation, individually or in the aggregate, could reasonably be expected to have a Material Adverse Effect.

         7. No Defaults. No event has occurred and is continuing and no condition exists which, upon the effectiveness of the amendments provided for in the Amendment, would constitute a Default or Event of Default.

EXHIBIT 10.4

  NATIONSBANC LEASING CORPORATION

                        EQUIPMENT LEASE AGREEMENT

           THIS EQUIPMENT LEASE AGREEMENT (the "Lease") is made as of the 3 1 st day of December, 1998, by and among NATIONSBANC LEASING CORPORATION, its successors and assigns ("Lessor"), BIRMINGHAM SOUTHEAST, LLC, a Delaware limited liability company, its permitted successors and assigns ("BSE") and BIRMINGHAM STEEL CORPORATION, a Delaware corporation, its permitted successors and assigns("BSC").

           The parties hereto agree that the obligations of BSE and BSC are joint and several. Each reference to the term "Lessee" shall be deemed to refer to each of BSE and BSC; each representation and warranty made by Lessee shall be deemed to have been made by each such party; each covenant and undertaking on the part of Lessee shall be deemed individually applicable with respect to each such party; and each event constituting a Default under this Lease and with respect to any Equipment Schedule shall be determined with respect to each such party. A separate action or actions may be brought and prosecuted against any such party whether an action is brought against any other party or whether any other party is joined in any such action or actions. Each such party waives any right to require Lessor to: (a) proceed against any other party; (b) proceed against or exhaust any security held from any other party; or (c) pursue any other remedy in Lessor's power whatsoever. Notices hereunder required to be provided to Lessee shall be effective only if provided to BSE and BSC. Any consent on the part of Lessee hereunder shall be effective when provided by any such party and Lessor shall be entitled to rely upon any notice or consent given by any such party as being notice or consent given by Lessee hereunder.

           The parties agree that Lessee shall lease from Lessor all of Lessor's right, title and interest in and to the property (the "Equipment") described in the Equipment Schedule(s) to be executed pursuant hereto (collectively, the "Equipment Schedule"), subject to the terms set forth herein, in the Riders annexed hereto and in the Equipment Schedule. Certain definitions and construction of certain of the terms used herein are provided in Section 19 hereof

           I . TERM. The term of lease with respect to any item of the Equipment shall consist of the term set forth in the Equipment Schedule relating thereto; provided, however, that this Lease shall be effective from and after the date of execution hereof.

           2. RENT. Lessee shall pay Lessor the rental installments in the aggregate amounts specified in the Equipment Schedule, without prior notice or demand, and all other amounts payable pursuant to this Lease (such installments and other amounts, the "rent"). Each Equipment Schedule constitutes a non-cancelable net lease, and Lessee's obligation to pay rent, and to otherwise perform its obligations under this Lease, each such Equipment Schedule and, all of the other documents and agreements entered in connection herewith (collectively, the "Lease Documents"), are and shall be absolute and unconditional and shall not be affected by any right of setoff, counterclaim, recoupment, deduction, defense or other right which Lessee may have against Lessor, the manufacturer or vendor of the Equipment (the "Suppliers"), or anyone else, for any reason whatsoever. Rental installments are payable as and when specified in the Equipment Schedule either by mailing the same to Lessor at its address specified pursuant to this Lease or by such other method as may be mutually agreed to by Lessor and Lessee (including without limitation pursuant to the wire transfer of funds in accordance with arrangements made by Lessor and Lessee in one or more letter agreements, which wire transfer arrangements may be modified from time to time by additional letter agreements); and payments of rent shall be effective upon receipt. Timeliness of Lessee's payment and its other performance under the Lease Documents is of the essence. If any rent is not paid on the due date, Lessor may collect, and Lessee agrees to pay, a charge (the "Late Charge") calculated as the product of the late charge rate specified in the Equipment Schedule (the "Late Charge Rate") and the amount in arrears for the period such amount remains unpaid.

         3. REPRESENTATIONS AND WARRANTIES OF LESSEE. Lessee represents and warrants that: (a) Lessee is duly organized, validly existing and in good standing under the laws of the state of its incorporation or organization, as the case may be. (b) The execution, delivery and performance of the Lease
Documents: (1) have been duly authorized by all necessary action on the part of Lessee; (2) do not require the approval of any member, stockholder, trustee or holder of any obligations of Lessee except such as have been duly obtained; and
(3) do not and will not contravene any law, governmental rule, regulation or order now binding on Lessee, or the organizational documents or by-laws of Lessee, or contravene the provisions of, or constitute a default under, or result in the creation of any lien or encumbrance upon the property of Lessee under, any indenture, mortgage, contract or other agreement to which Lessee is a party or by which it or its property is bound. (c) Each of the Lease Documents, when entered into, will constitute legal, valid and binding obligations of Lessee enforceable against Lessee, in accordance with the terms thereof. (d) There are no pending actions or proceedings to which Lessee is a party, and there are no other pending or threatened actions or proceedings of which Lessee has knowledge, before any court, arbitrator or administrative agency, which, either individually or in the aggregate, would adversely affect the financial condition of Lessee, or the ability of Lessee to perform its obligations or remain in compliance with the Lease Documents. Further, Lessee is not in default under any obligation for borrowed money, for the deferred purchase price of property or any lease agreement which, either individually or in the aggregate, would have the same such effect. (e) BSE is the sole owner of the real property on which the Equipment will be located and such real property is free and clear of any and all Liens. (f) The financial statements of Lessee (copies of which have been furnished to Lessor) have been prepared in accordance with generally accepted accounting principles consistently applied ("GAAP"), and fairly present Lessee's financial condition and the results of its operations as of the date of and for the period covered by such statements, and since the date of such statements there has been no Material adverse change in such conditions or operations. (g) The address stated below the signature of Lessee is the chief place of business and chief executive office of Lessee; and Lessee does not conduct business under a trade, assumed or fictitious name. (h) Lessee has reviewed the areas within its business and operations which could be adversely affected by, and has developed or is developing a program to address on a timely basis, the "Year 2000 Problem" (that is, the risk that computer applications used by Lessee may be unable to recognize and perform properly date-sensitive functions involving certain dates prior to and any date on or after December 31,
1999), and has made related appropriate inquiry of material suppliers and vendors. Based on such review and program, Lessee believes that the Year 2000 Problem will not adversely affect the financial condition of the Lessee, or the ability of the Lessee to perform its obligations or remain in compliance with the Lease Documents. From time to time, at the reasonable request of Lessor, Lessee shall provide to Lessor such updated information or documentation as is reasonably requested regarding the status of its efforts to address the Year 2000 Problem.
         4. FINANCIALS, FURTHER ASSURANCES AND NOTICES. Lessee covenants and agrees as follows: (a) Lessee will furnish Lessor (1) within one hundred twenty
(120) days after the end of each fiscal year of BSC, an audited consolidated balance sheet of BSC and its consolidated subsidiaries as at the end of such year, and the related audited consolidated statement of income, cash flows and common shareholders' equity for such fiscal year, setting forth in each case in comparative form the figures for the previous fiscal year, prepared in accordance with GAAP, all in reasonable detail and certified by independent certified public accountants of recognized standing selected by BSC; (2) as soon as available, and in any event, within sixty (60) days after the end of each of the first three quarters of each fiscal year of BSC, a consolidated balance sheet of BSC and its consolidated subsidiaries as at the end of such quarter, and the related consolidated statement of income and statement of cash flows of BSC for such quarter certified by Lessee's chief financial officer setting forth in each case in comparative form (A) for the consolidated balance sheet, the figures  as of  the  end  of  BSC's  previous  fiscal  year,  and  (B)  for  the consolidated statement of income and cash flows, the figures for the corresponding portion of BSC's previous fiscal year, prepared in accordance with GAAP (except for the absence of footnotes and subject to normal year end adjustment); and (3) promptly after the date on which they are filed, all regular periodic reports, forms and other filings required to be made by Lessee to the Securities and Exchange Commission, if any. (b) Lessee will promptly execute and deliver to Lessor such further documents, instruments and assurances and take such further action as Lessor from time to time may reasonably request in order to carry out the intent and purpose of this Lease and to establish and protect the rights and remedies of Lessor addressed under the Lease Documents.
(c) Lessee shall provide written notice to Lessor: (1) thirty (30) days prior to any contemplated change in the name or address of the chief executive office of Lessee; (2) promptly upon the occurrence of any Default (as hereinafter defined) or event which, with the lapse of time or the giving of notice by Lessor, or both, would become a Default (a "default"; except as used in Sections 15 and 16); and (3) promptly upon Lessee becoming aware that a violation of applicable law relating to the Equipment or this Lease might reasonably be deemed to have occurred.

         5. CONDITIONS PRECEDENT. Lessor's obligations under each Equipment Schedule, including its obligation to acquire and lease any Equipment to be leased thereunder, are conditioned upon Lessor's determination that all of the following have been satisfied: (a) Lessor having received the following, in form and substance reasonably satisfactory to Lessor: (1) evidence as to due compliance with the insurance provisions hereof; (2) Uniform Commercial Code financing statements and all other filings and recordings as required by Lessor;
(3) certificate of Lessee's Secretary certifying: (i) resolutions of Lessee's Board of Directors duly authorizing the leasing of the Equipment hereunder and the execution, delivery and performance of this Lease and the Equipment Schedule and all related instruments and documents, and (ii) the incumbency and signature of the officers of Lessee authorized to execute such documents; (4) an opinion of counsel for Lessee as to each of the matters set forth in subparts (a) through (d) of Section 3 hereof; (5) the only manually executed original of the Equipment Schedule and all other Lease Documents; (6) all acquisition documents pertaining to the Equipment, including without limitation, the Bond Documents (collectively, the "Supply Contract"); (7) copy of IRS Form W-9, Payer Request for Taxpayer Identification Number, executed by Lessee; and (8) such other documents, agreements, instruments, certificates, opinions, assurances, as Lessor reasonably may require. (b) All representations and warranties provided in favor of Lessor in any of the Lease Documents shall be true and correct on the effective date of such Equipment Schedule with the same effect as though made as of such date (Lessee's execution and delivery of the Equipment Schedule shall constitute an acknowledgment of the same). (c) There shall be no default or Default under the Equipment Schedule or any other Lease Documents. The Equipment shall have been delivered to and accepted by Lessee, and shall be in the condition and repair required hereby; and on the effective date of the Equipment Schedule, Lessor shall have received good title to the Equipment to be leased thereunder, free and clear of any lien, claim or encumbrance of any kind.

         6. DELIVERY; INSPECTION AND ACCEPTANCE BY LESSEE. Upon delivery, Lessee shall inspect and, to the extent the Equipment conforms to the condition required by the applicable Supply Contract, accept the Equipment and shall execute and deliver to Lessor an Equipment Schedule containing a complete description of the item of Equipment accepted; whereupon, as between Lessor and Lessee, the same shall be deemed to have been finally accepted by Lessee pursuant to this Lease. All expenses incurred in connection with Lessor's purchase of the Equipment (including shipment, delivery and installation) shall be the responsibility of Lessee and shall be paid by Lessee upon demand or reimbursed by Lessor, in the discretion of Lessor. If Lessee shall, for reasonable cause, refuse to accept delivery of any item of the Equipment, Lessee will be assigned all rights (including the rights of rejection and revocation under Article 2 of the UCC) and shall assume all obligations as purchaser of the Equipment.

        7. USE AND MAINTENANCE. (a) Lessee shall: (1) use the Equipment solely in the Continental United States and in the conduct of its or an affiliate's business, for the purpose for which the Equipment was designed, in a careful and proper manner, and shall not permanently discontinue use of the Equipment; (2) operate, maintain, service and repair the Equipment, and maintain all records and other materials relating thereto, (i) in accordance and consistent with (A) the Supplier's recommendations and all maintenance and operating manuals or service agreements, whenever furnished or entered into, including any subsequent amendments or replacements thereof, issued by the Supplier or service provider,
(B) the requirements of all applicable insurance policies, (C) the Supply Contract, so as to preserve all of Lessee's and Lessor's rights thereunder, including all rights to any warranties, indemnities or other rights or remedies,
(D) all applicable laws, and (E) the prudent practice of other similar companies in the same business as Lessee, but in any event, to no lesser standard than that employed by Lessee for comparable equipment owned or leased by it; and (ii) without limiting the foregoing, so as to cause the Equipment to be in good repair and operating condition and in at least the same condition as when delivered to Lessee hereunder, except for ordinary wear and tear resulting despite Lessee's full compliance with the terms hereof, (3) not change the location of any Equipment as specified in the Equipment Schedule without the prior written consent of Lessor; (4) not attach or incorporate the Equipment to or in any other item of equipment in such a manner that the Equipment may be deemed to have become an accession to or a part of such other item of equipment; and (5) cause each principal item of the Equipment to be continually marked, in a plain and distinct manner, with the name of Lessor followed by the words "Owner and Lessor," or other appropriate words designated by Lessor on labels furnished by Lessor. (b) Within a reasonable time, Lessee will replace any parts of the Equipment which become worn out, lost, destroyed, damaged beyond repair or otherwise permanently rendered unfit for use, with manufacturer's approved new or reconditioned replacement parts which are free and clear of all liens, encumbrances or rights of others and have a value, utility and remaining useful life at least equal to the parts replaced. Title to all parts, improvements and additions to the Equipment immediately shall vest in Lessor, without cost or expense to Lessor or any further action by any other person, and such parts, improvements and additions shall be deemed incorporated in the Equipment and subject to the terms of this Lease as if originally leased hereunder, if such parts are essential to the operation of the Equipment or cannot be detached from the Equipment without materially interfering with the operation of the Equipment or adversely affecting the value, utility and remaining useful life which the Equipment would have had without the addition thereof. Lessee shall not make any material alterations to the Equipment without the prior written consent of Lessor. (c) Upon forty-eight (48) hours' notice, Lessee shall afford Lessor access to the premises where the Equipment is located for the purpose of inspecting such Equipment and all applicable maintenance or other records at any reasonable time during Lessee's normal business hours; provided, however, if a default or Default shall have occurred and then be continuing, no notice of any inspection by Lessor shall be required.

        8. DISCLAIMER OF WARRANTIES. LESSOR IS NOT A SELLER, SUPPLIER OR MANUFACTURER (AS SUCH TERMS ARE DEFINED OR USED, AS THE CASE MAY BE, IN THE
UNIFORM COMMERCIAL CODE), DEALER, OR A SELLER'S OR A DEALER'S AGENT. THE EQUIPMENT IS LEASED HEREUNDER "AS IS", AND LESSOR HAS NOT MADE, AND HEREBY
DISCLAIMS LIABILITY FOR, AND LESSEE HEREBY WAIVES ALL RIGHTS AGAINST LESSOR RELATING TO, ANY AND ALL WARRANTIES, REPRESENTATIONS OR OBLIGATIONS OF ANY KIND WITH RESPECT TO THE EQUIPMENT, EITHER EXPRESS OR IMPLIED, ARISING BY APPLICABLE LAW OR OTHERWISE, INCLUDING ANY OF THE SAME RELATING TO OR ARISING IN OR UNDER
(a) MERCHANTABILITY OR FITNESS FOR PARTICULAR USE OR PURPOSE, (b) COURSE OF PERFORMANCE, COURSE OF DEALING OR USAGE OR TRADE OR (c) TORT (WHETHER OR NOT ARISING FROM THE ACTUAL, IMPLIED OR IMPUTED NEGLIGENCE OF LESSOR OR STRICT LIABILITY) OR THE UNIFORM COMMERCIAL CODE (INCLUDING ARTICLE 2A, AS HEREINAFTER DEFINED; AND, WITHOUT LIMITING THE FOREGOING, INCLUDING, (i) ANY WARRANTIES CONTAINED IN ss. 2A-210, 2A-211 2A-212 AND 2A-213, (ii) ANY RIGHT TO DEEM LESSOR IN DEFAULT PURSUANT THERETO, AND (iii) ALL OF LESSEE'S RIGHTS AND REMEDIES UNDER ss. 2A-508 THROUGH 2A-521) OR OTHER APPLICABLE LAW WITH RESPECT TO THE EQUIPMENT, INCLUDING ITS TITLE OR FREEDOM FROM LIENS, FREEDOM FROM TRADEMARK, PATENT OR COPYRIGHT INFRINGEMENT, FREEDOM FROM LATENT DEFECTS (WHETHER OR NOT DISCOVERABLE), CONDITION, MANUFACTURE, DESIGN, SERVICING OR COMPLIANCE WITH APPLICABLE LAW; it being agreed that all such risks, as between Lessor and Lessee, are to be borne by Lessee; and Lessor's agreement to enter into this Lease and any Equipment Schedule is in reliance upon the freedom from and complete negation of liability or responsibility for the matters waived and disclaimed herein. Lessor is not responsible for any direct, indirect, incidental or consequential damage to or losses resulting from the installation, operation or use of the Equipment or any products manufactured thereby. All assignable warranties made by the Supplier to Lessor are hereby assigned to Lessee for and during the term of this Lease and Lessee agrees to resolve all claims under such warranties directly with the Supplier. Provided that no default or Default has occurred and is then continuing, Lessor fully shall cooperate with Lessee with respect to the resolution of such claims, in good faith and by appropriate proceedings at Lessee's expense. Any such claim shall not affect in any manner the unconditional obligation of Lessee to make rent payments hereunder.

         9. FEES AND TAXES. (a) To the extent permitted by law, Lessee shall file any necessary report and return for, shall pay promptly when due, shall otherwise be liable to reimburse Lessor for, and agrees to indemnify and hold Lessor harmless from (in all cases on an after-tax basis): (i) all titling, recordation, documentary stamp and other fees; and (ii) taxes, assessments and all other charges or withholdings of any nature (together with any penalties, fines or interest thereon); arising at any time upon or relating to the Equipment or this Lease or the delivery, acquisition, ownership, sale, use, operation or leasing or other disposition of the Equipment, or upon the rent, whether the same be assessed to Lessor or Lessee, or upon or with respect to any Bond Document or any of the transactions contemplated therein or the lease of the Equipment from the Authority to Lessor (any of the foregoing, an
"Imposition"). The indemnity obligation in the preceding sentence shall not apply to any Imposition calculated solely on the basis of income (other than Impositions that are, or are in the nature of, sales, use, rental, transfer, property, stamp, value added or similar impositions). (b) If any report, return or property listing, or any Imposition is, by law, required to be filed by, assessed or billed to, or paid by, Lessor, Lessee at its own expense will do all things required to be done by Lessor (to the extent permitted by law) in connection therewith and is hereby authorized by Lessor to act on behalf of Lessor in all respects, including the contest or protest, in good faith and by appropriate proceedings, of the validity of any Imposition, or the amount thereof, provided, however, that Lessee may not conduct and control the contest of any Imposition if such contest cannot be pursued independently from any other proceeding involving a tax or other liability of Lessor for which Lessee is not obligated to indemnify Lessor pursuant to this Section; provided further, that Lessee shall not be required to contest, or otherwise take any action with respect to, any imposition excluded under the second sentence of subsection (a) of this Section 9. Lessor agrees fully to cooperate with Lessee in any such contest, and Lessee agrees promptly to indemnify Lessor for all reasonable expenses incurred by Lessor in the course of such cooperation. An Imposition or Claim (as hereinafter defined) therefor shall be paid, subject to refund proceedings, if failure to pay would adversely affect the title or rights of Lessor. Provided that no default or Default has occurred and is continuing, if Lessor obtains a refund of any Imposition which has been paid (by Lessee, or by Lessor and for which Lessor has been reimbursed by Lessee), Lessor shall promptly pay or credit to Lessee the net amount of such refund to the extent actually received. Lessee will cause all billings of such charges to Lessor to be made to Lessor in care of Lessee and will, in preparing any report or return required by law, show the ownership of the Equipment in Lessor, and shall send a copy of any such report or return to Lessor. If Lessee fails to pay any such charges when due, except any Imposition being contested in good faith and by appropriate proceedings as above provided for a reasonable period of time, Lessor at its option may do so, in which event the amount so paid (including any penalty or interest incurred as a result of Lessee's failure), plus interest thereon at the Late Charge Rate, shall be paid by Lessee to Lessor with the next periodic payment of rent. (c) As used herein, the term "Lessor" shall mean and include Lessor and the consolidated Federal taxpayer group of which Lessor is a member. The obligations of Lessee under this Section shall survive the expiration or termination of the Lease.

         10. INTENT, TITLE AND LIENS. (a) The parties intend and agree that the Equipment shall remain personal property, and that Lessor's legal ownership thereto not be impaired, notwithstanding the manner in which it may be affixed to any real property. Lessee shall obtain and deliver to Lessor, from any person having an interest in the property where the Equipment is to be located, waivers of any lien, encumbrance or interest which such person might have or hereafter obtain or claim with respect to the Equipment. (b) It is the express intention of the parties hereto that (1) each Equipment Schedule, incorporating by reference the terms of this Lease, constitutes a true "lease" and a "finance lease" as such terms are defined in the Uniform Commercial Code Article 2A Leases ("Article 2A") (whether or not Article 2A is then in effect in the State) and not a sale or retention of security interest; and (2) legal ownership to the Equipment shall at all times remain in Lessor, and Lessee shall acquire no ownership, property, rights, equity, or interest other than a leasehold interest, solely as Lessee subject to the terms and conditions hereof. If, notwithstanding the express intent of the parties, a court of competent jurisdiction determines that any Equipment Schedule is not a true lease, but is rather a sale and extension of credit, a lease intended for security, a loan secured by the Equipment specified in such Equipment Schedule, or other similar arrangement, the parties agree that in such event: (i) (A) in order to secure the prompt payment and performance as and when due of all of Lessee's obligations (both now existing and hereafter arising) under each such Equipment Schedule, Lessee shall be deemed to have granted, and it hereby grnats, to Lessor a first priority security interest in the following (whether now existing or hereafter created): the Equipment leased pursuant to such Equipment Schedule and all replacements, substitutions, accessions, and proceeds (cash and non-cash; but without power of sale), including the proceeds of all insurance policies, thereof, and (B) Lessee agrees that with respect to the Equipment, in addition to all of the other rights and remedies available to Lessor hereunder upon the occurrence of a Default, Lessor shall have all of the rights and remedies of a first priority secured party under the UCC; and (ii) (A) the original principal amount of any such obligation, as determined from the execution date of the applicable Equipment Schedule, shall be an amount equal to the aggregate Total Invoice Cost of all Equipment referenced on such Equipment Schedule, (B) the remaining term of any such obligation shall be the same as the remaining term specified for such Equipment in the related Equipment Schedule,
(C) the payments under any such obligation shall be the remaining regular installments of rent specified in the Equipment Schedule for such Equipment, and
(D) any such obligation shall be at an interest rate that is equal to the lesser of the maximum lawful rate permitted by applicable law or the effective interest rate calculated on the basis of the foregoing principal amount, term and payments as if the principal amount were fully amortized over the term of the obligation. For purposes of this sub-part (b), this Lease, the Equipment Schedule, or a photocopy of either thereof may be filed as a financing statement under the UCC. (c) Lessee may not dispose of any of the Equipment except to the extent expressly provided herein, notwithstanding the fact that proceeds constitute a part of the Equipment. (d) Lessee further agrees to maintain the Equipment free from all claims, liens, attachments, rights of others and legal processes ("Liens") of creditors of Lessee or any other persons, other than the Bond Lease, the Indenture and Liens for fees, taxes, levies, duties or other governmental charges of any kind, Liens of mechanics, materialmen, laborers, employees or suppliers and similar Liens arising by operation of law incurred by Lessee in the ordinary course of business for sums that are not yet delinquent or are being, contested in good faith by negotiations or by appropriate proceedings which suspend the collection thereof (provided, however, that such proceedings do not involve any substantial danger (as determined in Lessor's sole reasonable discretion) of the sale, forfeiture or loss of the Equipment or any interest therein). Lessee will defend, at its own expense, Lessor's title to the Equipment from such claims, Liens or legal processes. Lessee shall also notify Lessor immediately upon receipt of notice of any Lien affecting the Equipment in whole or in part.

         11.  INSURANCE.  Lessee shall obtain and  maintain  all-risk  insurance coverage with respect to the Equipment insuring against, among other things: casualty coverage, including loss or damage due to fire and the risks normally included in extended coverage, malicious mischief and vandalism, for not less than the greater of the full replacement value or the Stipulated Loss Value (as defined in Section 12 hereof); and public liability coverage, including both personal injury and property damage with a combined single limit per occurrence of not less than the amount specified in the Equipment Schedule. The aggregate deductibles for such coverages for all Equipment shall not exceed $500,000. All said insurance shall be in form (including all endorsements reasonably required by Lessor) and amount and with companies reasonably satisfactory to Lessor. All insurance for loss or damage shall provide that losses, if any, shall be payable to Lessor as loss payee and Lessee shall utilize its best efforts to have all checks relating to any such losses delivered promptly to Lessor. Lessor shall be named as an additional insured with respect to all such liability insurance. Lessee shall pay the premiums therefor and deliver to Lessor evidence satisfactory to Lessor of such insurance coverage. Lessee shall cause to be provided to Lessor, not less than fifteen (15) days prior to the scheduled expiration or lapse of such insurance coverage, evidence satisfactory to Lessor of renewal or replacement coverage. Each insurer shall agree, by endorsement upon the policy or policies issued by it or by independent instrument furnished to Lessor, that (a) it will give Lessor thirty (30) days' prior written notice of the effective date of any material alteration or cancellation of such policy; and (b) insurance as to the interest of any named additional insured or loss payee other than Lessee shall not be invalidated by any actions, inactions, breach of warranty or conditions or negligence of Lessee or any person other than Lessor with respect to such policy or policies. The proceeds of such insurance payable as a result of loss of or damage to the Equipment shall be applied as required by the provisions of Section 12 hereof.

         12. LOSS AND DAMAGE. Lessee assumes the risk of direct and consequential loss and damage to the Equipment from all causes. Except as provided in this Section for discharge upon payment of Stipulated Loss Value, no loss or damage to the Equipment or any part thereof shall release or impair any obligations of Lessee under this Lease. Lessee agrees that Lessor shall not incur any liability to Lessee for any loss of business, loss of profits, expenses or any other Claims resulting to Lessee by reason of any failure of or delay in delivery or any delay caused by any non-performance, defective performance or breakdown of the Equipment, nor shall Lessor at any time be responsible for personal injury or the loss or destruction of any other property resulting from the Equipment. In the event of loss or damage to any item of Equipment which does not constitute a Total Loss (as hereinafter defined), Lessee shall, at its sole cost and expense, promptly repair and restore such item of the Equipment to the condition required by this Lease. Provided that no default or Default has occurred and is continuing, upon receipt of evidence reasonably satisfactory to Lessor of completion of such repairs, Lessor will apply any net insurance proceeds received by Lessor on account of such loss to the cost of repairs. Upon the occurrence of the actual or constructive total loss of any item of the Equipment, or the loss, disappearance, theft or destruction of any item of the Equipment or damage to any item of the Equipment to such extent as shall make repair thereof uneconomical or shall render any item of the Equipment permanently unfit for normal use for any reason whatsoever, or the condemnation, confiscation, requisition, seizure, forfeiture or other taking of use of any item of the Equipment or the imposition of any Lien thereon by any governmental authority (as established to the reasonable satisfaction of Lessor; any such occurrence being herein referred to as a "Total Loss"), during the term of this Lease, Lessee shall give prompt notice thereof to Lessor. On the next date for the payment of rent, Lessee shall pay to Lessor the rent due on that date plus the Stipulated Loss Value of the item or items of the Equipment with respect to which the Total Loss has occurred and any other sums due hereunder with respect to that Equipment (less any insurance proceeds or condemnation award actually paid). Upon making such payment, this Lease and the obligation to make future rental payments shall terminate solely with respect to the Equipment or items thereof so paid for and (to the extent applicable) Lessee shall promptly become entitled thereto, AS IS, WHERE IS and without warranty, express or implied, with respect to any matter whatsoever. Lessor shall deliver to Lessee a bill of sale transferring and assigning to Lessee without recourse or warranty, all of Lessor's right, title and interest in and to such Equipment. Lessor shall not be required to make and may specifically disclaim any representation or warranty as to the condition of the Equipment or any other matters. As used in this Lease, "Stipulated Loss Value" shall mean the product of the Invoice Cost (designated on the appropriate Equipment Schedule) for such item of Equipment and the applicable percentage factor set forth on the Schedule of Stipulated Loss Values attached to the Equipment Schedule. Stipulated Loss Value shall be determined as of the next date on which a payment of rent is or would be due after a Total Loss or other termination of an Equipment Schedule, after payment of any rent due on such date, and the applicable percentage factor shall be that which is set forth with respect to such rent payment. After payment of the final payment of rent due under the original term of this Lease and during any renewal term thereof, Stipulated Loss Value shall be determined as of the date of termination of such Equipment Schedule (absent any renewal thereof or, if during a renewal term, on the next date on which a payment of rent is or would be due after a Total Loss or other termination of such renewal term, after payment of any rent due on such date, and the applicable percentage factor shall be the last percentage factor set forth on the Schedule of Stipulated Loss Values attached to such Equipment Schedule.

         13. REDELIVERY. Upon the expiration or earlier termination of the term of any Equipment Schedule (or of any renewal thereof, if applicable), Lessee shall, at its own expense, disassemble, crate and deliver the Equipment to Lessor no later than ten (10) days after the end of the lease term for such Equipment (or the end of the Storage Period (as hereinafter defined if applicable), (a) in the same condition as when delivered to Lessee hereunder, ordinary wear and tear resulting from proper use thereof excepted, (b) in the operating condition required for a third party to immediately install it at an alternate location for its original intended use, capable of its designed capacity, (c) having been used, operated, serviced and repaired in accordance with, and other-wise complying with, Section 7 hereof, and (d) free and clear of all Liens whatsoever except Liens resulting from claims against Lessor not relating to the ownership of such Equipment. Lessee shall return the Equipment by delivering it to such place within the Continental United States as Lessor shall specify. In addition to Lessor's other rights and remedies hereunder, if the Equipment is not returned on the last day of the lease term for such Equipment, or if repairs are necessary to place any items of Equipment in the condition required in this Section, Lessee shall continue to pay to Lessor per diem rent at the last prevailing lease rate under the applicable Equipment Schedule with respect to such items of Equipment, for the period of delay in redelivery, or for the period of time reasonably necessary to accomplish such repairs together with the reasonable cost of such repairs, as applicable. Lessor's acceptance of such rent on account of such delay or repair does not constitute a renewal of the term of the related Equipment Schedule or a waiver of Lessor's right to prompt return of the Equipment in proper condition. Lessee shall permit Lessor to store the Equipment intact, free of charge, at the facility of Lessee where the Equipment was last agreed to be located during the Lease for a period (the "Storage Period") beginning on the last day of the lease term and ending not more than 120 days thereafter. During the Storage Period Lessee shall (i) be responsible for such storage in respect of the stored Equipment at Lessee's sole cost and expense, (ii) maintain insurance in respect thereof in accordance with Section 1 11, and (iii) not relocate or disassemble the Equipment without the prior written consent of Lessor. Lessee shall not be required to store the Equipment after the Storage Period. In the event that Lessee shall not have timely provided Lessor with written notice of its election to either renew or purchase any Equipment in accordance with the provisions of the applicable Equipment Schedule, from the date such above-referenced written notice was due under the terms of this Lease, through the end of the Storage Period, Lessee will permit Lessor and any representative or representatives of Lessor or any prospective purchaser or user of such Equipment to inspect the same (at Lessee's expense for the initial inspection, if any, during the Storage Period but at Lessor's expense for each such inspection, if any, after the initial inspection during the Storage Period) during Lessee's normal business hours. If pursuant to such inspection the inspected Equipment is determined by Lessor (or such representative) not to conform to the requirements of this
Section 13, Lessee shall promptly make such repairs or replacements as shall be necessary for such Equipment to so conform; provided, that such inspection shall be subject to Lessee's reasonable safety requirements and arranged at a mutually convenient time (not unduly delayed from the time so requested) so as not to materially interfere with the normal conduct of Lessee's business.

         14. INDEMNITY. Lessee assumes and agrees to indemnify, defend and keep harmless Lessor, and any assignee of Lessor's rights, obligations, title or interests under any Equipment Schedule, its agents and employees ("Indemnitees"), from and against any and all Claims (other than such as may result from the gross negligence or willful misconduct of such Indemnitees), by paying (on an after-tax basis) or otherwise discharging same, when and as such Claims shall become due, including Claims arising on account of (a) any Lease Document or Bond Document, or (b) the Equipment, or any part thereof, including the ordering, acquisition, delivery, installation or rejection of the Equipment, the possession, maintenance, use, condition, ownership or operation of any item of Equipment, and by whomsoever owned, used or operated, during the term of any Equipment Schedule with respect to that item of Equipment, the existence of latent and other defects (whether or not discoverable by Lessor or Lessee), any claim in tort for negligence or strict liability, any claim for patent, trademark or copyright infringement, any claim for the loss, damage, destruction, removal, return, surrender, sale or other disposition of the Equipment or any item thereof, or for whatever other reason whatsoever. It is the express intention of both Lessor and Lessee that the indemnity provided for in this Section includes the agreement by Lessee to indemnify the Indemnitees from the consequences of such Indemnitees' own simple negligence, whether that negligence is the sole or concurring cause of the Claims, and to further indemnify such Indemnitees with respect to Claims for which the Indemnitees are strictly liable. Lessor shall give Lessee prompt notice of any Claim hereby indemnified against and Lessee shall be entitled to control the defense thereof, so long as no payment default, bankruptcy or insolvency default or Default has occurred and is then continuing; provided, however, that Lessor shall have the right, in its reasonable discretion, to approve defense counsel selected by Lessee. For the purposes of this Lease, the term "Claims" shall mean all claims, allegations, harms, judgments, good faith settlements entered into, suits, actions, debts, obligations, damages (whether incidental, consequential or direct), demands (for compensation, indemnification, reimbursement or otherwise), losses, penalties, fines, liabilities (including strict liability), charges that Lessor has incurred or for which it is responsible, in the nature of interest, Liens, and costs (including attorneys' fees and disbursements and any other legal or non-legal expenses of investigation or defense of any Claim, whether or not such Claim is ultimately defeated or incurred in enforcing the rights, remedies or indemnities provided for hereunder, or otherwise available at law or equity to Lessor), of whatever kind or nature, contingent or otherwise, matured or unmatured, foreseeable or unforeseeable, by or against any person.

         15. DEFAULT. (a) A default shall be deemed to have occurred hereunder and under an Equipment Schedule ("Default") if (1) Lessee shall fail to make any payment of rent hereunder or under an Equipment Schedule within ten (10) days after the same shall have become due; or (2) Lessee shall fail to obtain and maintain the insurance required herein; or (3) Lessee shall fail to perform or observe any other covenant, condition or agreement to be performed or observed by it under any Lease Document and such failure shall continue unremedied for a period of thirty (30) days after the earlier of (i) actual knowledge thereof by any Responsible Officer, or (ii) written notice thereof to Lessee by Lessor; or
(4) Lessee shall (i) be generally not paying its debts as they become due; or (ii take action for the purpose of invoking the protection of any bankruptcy or insolvency law, or any such law is invoked against or with respect to Lessee or its property, and any such action taken against Lessee is not dismissed within sixty (60) days; or (5) Lessee shall make or permit any unauthorized Lien against, or assignment or transfer of, this Lease, an Equipment Schedule, the Equipment, or any interest therein; or (6) any certificate, statement, representation, warranty or audit contained herein or furnished with respect hereto by or on behalf of Lessee proves to have been false in any material respect at the time as of which the facts therein set forth were stated or certified, or to have omitted any substantial contingent or unliquidated liability or Claim against Lessee; or (7) Lessee shall be in default under the Bond Documents or any material obligation for borrowed money under which BSE is indebted for a sum exceeding $1,000,000 or under which BSC is indebted for a sum exceeding $10,000,000, for the deferred purchase price of property or any lease agreement, and the applicable grace period with respect thereto shall have expired; or (8) Lessee shall have terminated its corporate existence, consolidated with, merged into, or conveyed or leased substantially all of its assets as an entirety to any person (such actions being referred to as an
"Event"), unless not less than sixty (60) days prior to such Event: (i) such person executes and delivers to Lessor an agreement satisfactory in form and substance to Lessor, in its sole discretion containing such person's effective assumption, and its agreement to pay, perform, comply with and otherwise be liable for, in a due and punctual manner, all of Lessee's obligations having previously arisen, or then or thereafter arising, under any and all of the Lease Documents; and (ii) Lessor is satisfied as to the creditworthiness of such person, and as to such person's conformance to the other standard criteria then used by Lessor for such purposes; or (9) there occurs a default or anticipatory repudiation under any guaranty executed in connection with this Lease; or (10) in the event Lessee is a privately held corporation and effective control of Lessee's voting capital stock, issued and outstanding from time to time, is not retained by the present controlling stockholder (if one stockholder has such effective control) or stockholders (if more than one stockholder has such effective control) unless, in any case, Lessee shall have provided sixty (60) days' prior written notice to Lessor of the proposed disposition of stock and Lessor shall have consented thereto in writing; or (1 1) in the event Lessee is a publicly held corporation and, as a result of or in connection with a material change in the ownership of Lessee's capital stock, Lessee's Debt to Tangible Net Worth equals or exceeds twice the ratio of Lessee's Debt to tangible Net Worth as of the date of this Lease, without the prior written consent of Lessor. As used herein, "Debt" shall mean Lessee's total liabilities which, in accordance with GAAP, would be included in the liability side of a balance sheet; and "Tangible Net Worth" shall mean Lessee's tangible net worth including the sum of the par or stated value of all outstanding capital stock, surplus and undivided profits, less any amounts attributable to goodwill, patents, copyrights, mailing lists, catalogs, trademarks, bond discount and underwriting expenses, organization expense and other intangibles. Accounting terms used herein shall be as defined, and all calculations hereunder shall be made, in accordance with GAAP. (b) The occurrence of a Default with respect to any Equipment Schedule shall, at the sole discretion of Lessor, constitute a Default with respect to any or all Equipment Schedules to which it is then a party. Notwithstanding anything set forth herein, Lessor may exercise all rights and remedies hereunder independently with respect to each Equipment Schedule.

         16. REMEDIES. Without limiting Lessor's other rights hereunder, if Lessee shall fail to pay any amount of rent hereunder or under any Equipment Schedule within sixty (60) days after the same shall have become due, Lessee automatically shall be deemed to be in default hereunder and under said Equipment Schedule and all of Lessee's rights, but not its obligations, under such Equipment Schedule and in and to the Equipment leased thereunder automatically shall be cancelled, whereupon Lessee's right to possess and use such Equipment immediately shall cease; and Lessee hereby agrees that the foregoing shall occur without act or notice as a condition thereto, and any such requirement of any act or notice under applicable law is hereby expressly and irrevocably waived to the extent permitted thereunder. Upon the occurrence of any other Default under the provisions of Section 15 hereof (including the failure to make any payment of rent as and when due), Lessor may, at its option, declare this Lease and such Equipment Schedule to be in default. At any time after cancellation of an Equipment Schedule or after declaration by Lessor that such Equipment Schedule is in default, Lessor may, in addition to any other remedies provided herein or by applicable law (including, without limitation, such remedies specified under the Uniform Commercial Code), exercise one or more of the following remedies as Lessor in its sole discretion shall elect:

         (a) Require Lessee to assemble any or all of the Equipment at the location to which the Equipment was delivered or the location to which such Equipment may have been moved by Lessee or such other location in reasonable proximity to either of the foregoing as Lessor shall designate; and/or to return promptly, at Lessee's expense, any or all of the Equipment to Lessor at the location, in the condition and otherwise in accordance with all of the terms of
Section 13 hereof; and/or take possession of and render unusable by Lessee any or all of the Equipment, wherever it may be located, without any court order or other process of law and without liability for any damages occasioned by such taking of possession (other than to premises) (any such taking of possession shall constitute an automatic cancellation of the Equipment Schedule pertaining thereto, as it applies to those items taken without further notice, and such taking of possession shall not prohibit Lessor from exercising its other remedies hereunder).

        (b) Sell, re-lease or otherwise dispose of any or all of the Equipment, whether or not in Lessor's possession, in a commercially reasonable manner at public or private sale with notice to Lessee (the parties agreeing that ten (10) days' prior written notice shall constitute adequate notice of such sale), with the right of Lessor to purchase and apply the net proceeds of such disposition, after deducting all costs of such disposition (including but not limited to costs of transportation, possession, storage, refurbishing, advertising and brokers' fees), to the obligations of Lessee pursuant to this sub-part (b), with Lessee remaining liable for any deficiency and with any excess being retained by Lessor; or retain any or all of the Equipment; and recover from Lessee damages, not as a penalty, but herein liquidated for all purposes as follows:

                  (1) if Lessor elects to dispose of the Equipment under an Equipment Schedule pursuant to a lease which is substantially similar to this Lease and such Equipment Schedule: an amount equal to the sum of (A) any accrued and unpaid rent under this Lease and such Equipment Schedule as of the date of commencement (the "Commencement Date") of the term of the new lease, and (B) (i) the present value as of the Commencement Date of the total rent for the then remaining term of such Equipment Schedule, minus (ii) the present value as of the Commencement Date of the rent under the new lease applicable to that period of the new lease term which is comparable to the then remaining term of such Equipment Schedule, and (C) any incidental damages allowed under
         Article 2A, less expenses saved by Lessor in consequence of the Default ("Incidental Damages");

                  (2) if Lessor elects to retain the Equipment or to dispose of the Equipment under an Equipment Schedule by sale, by re-lease (pursuant to a lease which is not substantially similar to this Lease and such Equipment Schedule), or otherwise: an amount equal to the sum of (A) any accrued and unpaid rent as of the date Lessor repossesses the Equipment or such earlier date as Lessee tenders possession of the Equipment to Lessor, (B) (i) the present value as of the date determined under clause (A) of the total rent for the then remaining term of such Equipment Schedule, minus (ii) the present value, as of that certain date which may be determined by taking a reasonable opportunity to repossess and remarket the Equipment, of the "market rent" (as computed pursuant to Article 2A) at the place where the Equipment was located on that date, computed for the same lease term, and (C) any Incidental Damages (provided, however, that if the measure of damages provided is inadequate to put Lessor in as good a position as performance would have, the damages shall be the present value of the profit, including reasonable overhead, Lessor would have made from full performance by Lessee, together with any incidental damages allowed under Article 2A, due allowance for costs reasonably incurred and due credit for payments or proceeds of disposition);

                  (3) if, with respect to an Equipment Schedule, Lessor has not repossessed the Equipment, or if Lessor has repossessed the Equipment or Lessee has tendered possession of the Equipment to Lessor and Lessor is unable after reasonable effort to dispose of the Equipment at a reasonable price or the circumstances reasonably indicate that such an effort will be unavailing: an amount equal to the sum of (A) accrued and unpaid rent as of the date of entry of judgment in favor of Lessor,
         (B) the present value as of the date determined under clause (A) of the rent for the then remaining term of such Equipment Schedule, and (C) any Incidental Damages. Lessor may dispose of the Equipment at any time before collection of a judgment for damages. If the disposition is before the end of the remaining term of such Equipment Schedule, Lessor's recovery against Lessee for damages will be governed by sub-part (b)(1) or (2) (as applicable), and Lessor will cause an appropriate credit to be provided against any judgment for damages to the extent that the amount of the judgment exceeds the applicable recovery pursuant to sub-part (b)(1) or (2).

         (c) In lieu of the damages specified in sub-part (b), with respect to each applicable Equipment Schedule, Lessor may recover from Lessee, as liquidated damages for loss of a bargain and not as a penalty, an amount calculated as the sum of: (1) the greater of either (A) the Stipulated Loss Value of the Equipment (determined as of the next date on which a payment is or would have been due after the occurrence of the subject Default), together with all other sums due under such Equipment Schedule as of such determination date or (B) all sums due and to become due under such Equipment Schedule for the full term thereof (including any tax indemnities becoming due as a result of the Default, and any mandatory purchase or renewal options which Lessee has contracted to pay) (provided that all sums becoming due after the occurrence of such Default shall be discounted to present value as of the date of payment by Lessee) plus Lessor's estimated residual interest in the Equipment; plus (2) the amount of all commercially reasonable costs and expenses incurred by Lessor in connection with repossession, recovery, storage, repair, return, sale, re-lease or other disposition of the Equipment, including reasonable attorneys' fees and costs incurred in connection therewith or otherwise resulting from the Default; minus (3) if Lessor has repossessed the Equipment, the amount calculated pursuant to clause (B) (ii) of sub-part (b)(1) or (2) (as applicable). Notwithstanding the foregoing, in the event such Equipment Schedule and Lessee's rights thereunder automatically are cancelled pursuant to the first sentence of this Section 16, the amounts payable under clause (1) of this paragraph (c) automatically shall become due and payable on the date of such cancellation, without notice or demand, except as otherwise may be provided in writing by Lessor.

         (d) Cancel such Equipment Schedule as to any or all of the Equipment.

         (e) Proceed by appropriate court action, either at law or in equity (including an action for specific performance), to enforce performance by Lessee or to recover damages associated with such Default; or exercise any other right or remedy available to Lessor at law or in equity.

        All amounts to be present valued shall be discounted at a rate in effect on the applicable date equal to the per annum rate of interest (computed on the basis of a 360 day year of twelve 30 day months) established from time to time by NationsBank, N.A. or any successor thereto, as its prime lending rate, which rate may not be the lowest rate of interest charged by NationsBank, N.A., or any successor thereto, to its customers. Unless otherwise provided above, a cancellation of any Equipment Schedule shall occur only upon written notice by Lessor to Lessee and only with respect to such items of the Equipment as Lessor specifically elects to cancel in such notice. Except as to such items of the Equipment with respect to which there is a cancellation, this Lease and the Equipment Schedules not so cancelled shall remain in full force and effect and Lessee shall be and remain liable for the full performance of all its obligations hereunder and thereunder. Lessee shall be liable for all reasonable legal fees and other expenses incurred by reason of any default or Default or the exercise of Lessor's remedies, including all reasonable expenses actually incurred in connection with the return of any Equipment in accordance with the terms of Section 13 hereof or in placing, such Equipment in the condition required by said Section, and all other pre-judgment and post-judgment enforcement related activities. No right or remedy referred to in this Section is intended to be exclusive, but each shall be cumulative and shall be in addition to any other remedy referred to above or otherwise available at law or in equity, and may be exercised concurrently or separately from time to time. The failure of Lessor to exercise the rights granted hereunder upon any Default by Lessee shall not constitute a waiver of any such right upon the continuation or reoccurrence of any such Default. In no event shall the execution of an Equipment Schedule constitute a waiver by Lessor of any preexisting Default in the performance of the terms and conditions hereof.

         17. ASSIGNMENT. (a) WITHOUT THE PRIOR WRITTEN CONSENT OF LESSOR (WHICH SHALL NOT UNREASONABLY BE WITHHELD), LESSEE WILL NOT ASSIGN, TRANSFER OR ENCUMBER ANY OF ITS RIGHTS OR OBLIGATIONS HEREUNDER OR UNDER ANY EQUIPMENT SCHEDULE, OR ITS LEASEHOLD INTEREST, SUBLET THE EQUIPMENT OR OTHERWISE PERMIT THE EQUIPMENT TO BE OPERATED OR USED BY, OR TO COME INTO OR REMAIN IN THE POSSESSION OF, ANYONE BUT LESSEE. No assignment or sublease, whether authorized in this Section or in violation of the terms hereof, shall relieve Lessee of its obligations, and Lessee shall remain primarily liable, hereunder and under each Equipment Schedule. Any unpermitted assignment, transfer, encumbrance, delegation or sublease by Lessee shall be void ab initio. (b) LESSOR MAY AT ANY TIME ASSIGN ANY OR ALL OF ITS RIGHTS, OBLIGATIONS, TITLE AND INTERESTS HEREUNDER AND UNDER ANY EQUIPMENT SCHEDULE, TO ANY OTHER PERSON. If Lessee is given notice of any such assignment, Lessee shall acknowledge receipt thereof in writing. Any such assignee shall have and be entitled to exercise any and all rights and powers of Lessor hereunder, but such assignee shall not be obligated to perform any of the obligations of Lessor hereunder (other than the covenant of quiet enjoyment specified in Section 18(d) hereof). Lessee will pay all rent and other amounts payable by Lessee hereunder to such assignee, notwithstanding any defense or claim of whatever nature, whether by reason of breach or otherwise which it may now or hereafter have against Lessor; it being understood that in the event of a default or breach by Lessor, that Lessee shall pursue any rights on account thereof solely against Lessor. Lessee agrees that any such assignment shall not materially change Lessee's duties or obligations under the Lease or any Equipment Schedule nor materially increase Lessee's risks or burdens. Upon such assignment and except as may otherwise be provided therein all references in this Lease to Lessor shall include such assignee. (c) Subject always to the foregoing, this Lease and each Equipment Schedule inure to the benefit of, and are binding upon, the successors and assigns of the parties hereto and thereto, as the case maybe.

         18. MISCELLANEOUS. (a) This Lease, the Riders annexed hereto, each Equipment Schedule and any commitment letter between the parties, constitute the entire agreement between the parties with respect to the subject matter hereof and thereof and shall not be rescinded, amended or modified in any manner except by a document in writing executed by both parties. (b) Any provision of this Lease which is prohibited or unenforceable in any jurisdiction shall, as to such jurisdiction, be ineffective to the extent of such prohibition or unenforceability without invalidating the remaining provisions hereof, and any such prohibition or unenforceability in any jurisdiction shall not invalidate or render unenforceable such provision in any other jurisdiction. (c) The representations, warranties and covenants of Lessee herein shall be deemed to be continuing and to survive the execution and delivery of this Lease, each Equipment Schedule and any other Lease Documents. Each execution by Lessee of an Equipment Schedule shall be deemed a reaffirmation and warranty that there shall have been no material adverse change in the business or financial condition of Lessee from the date of execution hereof With respect to each Equipment
Schedule, the obligations of Lessee under Sections 7-, 8, 9,10, 13 and 14 hereof, together with any of Lessee's obligations under the other provisions of this Lease (as incorporated therein) which have accrued but not been fully satisfied, performed or complied with prior to the cancellation or termination of such Equipment Schedule, shall survive the cancellation or termination thereof to the extent necessary for the full and complete performance of such obligations. (d) Lessor represents and covenants to Lessee that Lessor has full authority to enter into this Lease and any other Lease Documents to which it may become a party, and so long as no Default occurs with respect to an Equipment Schedule, neither Lessor nor any person authorized by Lessor shall interfere with Lessee's right to peaceably and quietly possess and use the Equipment during the term thereof, subject to the terms and provisions hereof. (e) Reasonable expenses incurred by Lessor in connection with (1) the filing or recording of real property waivers and Uniform Commercial Code statements, and
(2) lien search reports and copies of filings with respect to Lessee and/or the Equipment, shall be for the account of Lessee and shall be payable by Lessee upon demand. (f) If Lessee fails to perform any of its obligations hereunder with respect to an Equipment Schedule, Lessor shall have the right, but shall not be obligated, to effect such performance, and the amount of any out of pocket and other reasonable expenses of Lessor incurred in connection with such performance, together with interest thereon at the Late Charge Rate, shall be payable by Lessee upon demand. Lessor's effecting such compliance shall not be a waiver of Lessee's default. (g) Lessee irrevocably appoints Lessor as Lessee's attorney-in-fact (which power shall be deemed coupled with an interest) to execute, endorse and deliver any UCC statements and any documents and checks or drafts relating to or received in payment for any loss or damage under the policies of insurance required by the provisions of Section 1 1 hereof, but only to the extent that the same relates to the Equipment; provided, however, Lessor shall not take any action pursuant to such appointment as attorney-in-fact unless Lessor has requested (to the extent pen-permitted by applicable law) Lessee to take such action and Lessee has not completed such action (to the reasonable satisfaction of Lessor and within a reasonable time period, as determined by Lessor). (h) TO THE EXTENT PERMITTED BY APPLICABLE LAW, LESSOR AND LESSEE HEREBY WAIVE TRIAL BY JURY IN ANY ACTION OR PROCEEDING TO WHICH LESSEE AND/OR LESSOR MAY BE PARTIES ARISING OUT OF OR IN ANY WAY PERTAINING TO THIS LEASE. LESSEE AUTHORIZES LESSOR TO FILE THIS PROVISION WITH THE CLERK OR JUDGE OF ANY COURT HEARING ANY SUCH CLAIM. IT IS HEREBY AGREED AND UNDERSTOOD THAT THIS WAIVER CONSTITUTES A WAIVER OF TRIAL BY JURY OF ALL CLAIMS AGAINST PARTIES TO SUCH ACTIONS OR PROCEEDINGS, INCLUDING CLAIMS AGAINST PARTIES WHO ARE NOT PARTIES TO THIS LEASE. THIS WAIVER IS KNOWINGLY, WILLINGLY AND VOLUNTARILY MADE BY THE PARTIES AND THE PARTIES HEREBY ACKNOWLEDGE THAT NO REPRESENTATIONS OF FACT OR OPINION HAVE BEEN MADE BY ANY INDIVIDUAL TO INDUCE THIS WAIVER OF TRIAL BY JURY OR IN ANY WAY TO MODIFY OR NULLIFY ITS EFFECT. LESSOR AND LESSEE FURTHER ACKNOWLEDGE THAT THEY HAVE BEEN REPRESENTED IN THE SIGNING OF THIS LEASE AND IN THE MAKING OF THIS WAIVER BY INDEPENDENT LEGAL COUNSEL, SELECTED OF THEIR OWN FREE WILL, AND THAT THEY HAVE HAD THE OPPORTUNITY TO DISCUSS THIS WAIVER WITH COUNSEL. (i) All notices (excluding billings and communications in the ordinary course of business) hereunder shall be in writing, personally delivered, delivered by overnight courier service, sent by facsimile transmission (with confirmation of receipt), or sent by certified mail, return receipt requested, addressed to the other party at its respective address stated below the signature of such party or at such other address as such party shall from time to time designate in writing to the other party; and shall be effective from the date of receipt. (j) This Lease and all of the other Lease Documents shall not be effective unless and until accepted by execution by an officer of Lessor at the address, in the State of North Carolina, as set forth below the signature of Lessor. THIS LEASE AND ALL OF THE OTHER LEASE DOCUMENTS, AND THE RIGHTS AND OBLIGATIONS OF THE PARTIES HEREUNDER AND THEREUNDER, SHALL IN ALL RESPECTS BE GOVERNED BY, AND CONSTRUED IN ACCORDANCE WITH, THE INTERNAL LAWS OF THE STATE (WITHOUT REGARD TO THE CONFLICT OF LAWS PRINCIPLES OF THE STATE), INCLUDING ALL MATTERS OF CONSTRUCTION, VALIDITY AND PERFORMANCE, REGARDLESS OF THE LOCATION OF THE EQUIPMENT. The parties agree that any action or proceeding arising out of or relating to this Lease may be commenced in any state or Federal court in the State, and agree that a summons and complaint commencing an action or proceeding in any such court shall be properly served and shall confer personal jurisdiction if served personally or by certified mail to it at its address hereinbelow set forth, or as it may provide in writing from time to time, or as otherwise provided under the laws of the State. (k) This Lease and all of the other Lease Documents may be executed in any number of counterparts and by different parties hereto or thereto on separate counterparts, each of which, when so executed and delivered, shall be an original, but all such counterparts shall together consist of but one and the same instrument; provided, however, that to the extent that this Lease and/or the Equipment Schedule would constitute chattel paper, as such term is defined in the Uniform Commercial Code as in effect in any applicable jurisdiction, no security interest herein or therein may be created through the transfer or possession of this Lease in and of itself without the transfer or possession of the original of such Equipment Schedule and incorporating the Lease by reference; and no security interest in this Lease and an Equipment Schedule may be created by the transfer or possession of any counterpart of such Equipment Schedule other than the original thereof, which shall be identified as the document marked "Original" and all other counterparts shall be marked "Duplicate".


         19. DEFINITIONS AND RULES OF CONSTRUCTION. (a) The following terms when used in this Lease or in any of the Equipment Schedules have the following meanings: (1) "applicable law" or "law": any law, rule, regulation, ordinance, order, code, common law, interpretation, judgment, directive, decree, treaty, injunction, writ, determination, award, permit or similar norm or decision of any applicable governmental authority; (2) "Bond Documents" means collectively, the Lease Agreement (Equipment) dated as of December 1, 1998 (the "Bond Lease") between the Development Authority of Bartow County (the "Authority") and BSE, the Bond Purchase Agreement dated as of December 1, 1998 between the Authority and BSE, the Indenture, the Limited Warranty Deed and Bill of Sale and the Bonds (as such terms are defined in the Bond Lease); (3) "business day": any day, other than a Saturday, Sunday, or legal holiday for commercial banks under the laws of the State; (4) "UCC" or "Uniform Commercial Code": the Uniform
Commercial Code as in effect in the State or in any other applicable jurisdiction; and any reference to an article (including Article 2A) or section thereof shall mean the corresponding article or section (however termed) of any such other applicable version of the Uniform Commercial Code; (5) "Financing Transaction": the determination by a court of competent jurisdiction that the transactions evidenced by the Lease Documents constitute a financing (not a true lease) of the Equipment provided by Lessor in favor of Lessee; (6) "governmental authority": any federal, state, county, municipal, regional or other governmental authority, agency, board, body, instrumentality or court, in each case, whether domestic or foreign; (7) "person": any individual, corporation, partnership, joint venture, or other legal entity or a governmental authority, whether employed, hired, affiliated, owned, contracted with, or otherwise related or unrelated to Lessee or Lessor; (8) "Responsible Officer": the chairman or vice chairman of the board of directors, the chairman or vice chairman of the executive committee of the board of directors, the president, any senior vice president or executive vice president, any vice president, the secretary, any assistant secretary, the treasurer, or any assistant treasurer, and (9)"State": the State of New York. (b) The following terms when used herein or in any of the Equipment Schedules shall be construed as- follows: "herein," "hereof," "hereunder," etc.: in, of, under, etc. this Lease or such other Lease Document in which such term appears (and not merely in, of, under, etc. the section or provision where the reference occurs); "including": containing, embracing or involving all of the enumerated items, but not limited to such items unless such term is followed by the words "and limited to," or similar words; and "or": at least one, but not necessarily only one, of the alternatives enumerated. Any defined term used in the singular preceded by "any" indicates any number of the members of the relevant class. Any Lease Document or other agreement or instrument referred to herein means such agreement or instrument as supplemented and amended. from time to time. Any reference to Lessor or Lessee shall include its respective permitted successors and assigns. Any reference to a law shall also mean such law as amended, superseded or replaced from time to time. Unless otherwise expressly provided herein to the contrary, all actions that Lessee takes or is required to take under any Lease Document shall be taken at Lessee's sole cost and expense, and all such costs and expenses shall constitute Claims and be covered by Section 14 hereof. To the extent Lessor is required to give its consent or approval with respect to any matter, the reasonableness of Lessor's withholding of such consent shall be determined based on the then existing circumstances; provided, that Lessor's withholding of its consent shall be deemed reasonable for all purposes (i) if the taking of the action that is the subject of such request, might result (in Lessor's reasonable judgement), (A) in a material impairment of Lessor's rights, title or interests hereunder or under any Equipment Schedule or other Lease Document, or to the Equipment, or (B) expose Lessor to any Claims, or (ii) to the extent Lessee fails to provide promptly to Lessor any filings, certificates, opinions or indemnities reasonably specified by Lessor to Lessee in writing.

                  20. CO-LESSEE WAIVERS. In the event any obligation of Lessee under this Lease or any Equipment Schedule is deemed to be an agreement by any individual Lessee to answer for the debt or default of another individual Lessee (including each other) or as a hypothecation of property as security therefor each Lessee represents and warrants that: (x) no representation has been made to it as to the creditworthiness of any other obligor, and (y) it has established adequate means of obtaining from each other obligor on a continuing basis, financial or other information pertaining to each other obligor's financial condition. Each Lessee expressly waives diligence, demand, presentment, protest and notice of every kind and nature whatsoever, consents to the taking by Lessor of any additional security for the obligations secured hereby (to the extent this Lease or any Equipment Schedule is deemed to evidence a Financing Transaction), or the alteration or release in any manner of any security now or hereafter held in connection with any obligations now or hereafter secured hereby (to the extent this Lease or any Equipment Schedule is deemed to evidence a Financing Transaction), and consents that Lessor and any obligor may deal with each other in connection with said obligations or otherwise, or alter any contracts now or hereafter existing between them, in any manner whatsoever, including without limitation the renewal, extension, acceleration, changes in time for payment, and increases or decreases in any rent, rate of interest or other amounts owing, all without in any way altering the liability of each Lessee, or affecting any security for such obligations. Should any default be made in the payment of any such obligations or in the terms or conditions of any security held (to the extent this Lease or any Equipment Schedule is deemed to evidence a Financing Transaction), Lessor is hereby expressly given the right, at its option, to proceed in the enforcement of this Lease and each Equipment
Schedule independently of any other remedy or security it may at any time hold in connection with such obligations secured and it shall not be necessary for Lessor to proceed upon or against and/or exhaust any other security or remedy before proceeding to enforce its rights against any Lessee. Each Lessee further subordinates any right of subrogation, reimbursement, exoneration, contribution, indemnification, setoff or other recourse in respect of sums paid to Lessor by any Lessee until such time as all amounts due and owing to Lessor pursuant to this Lease and the other Lease Documents have been paid in full and for a period thereafter of an additional 367 days.

         21. TRUE LEASE. It is the intent of the parties to this Lease that it will be a true lease and not a "conditional sale," and that Lessor shall at all times be considered to be the owner of the Equipment which is the subject of this Lease for the purposes of all Federal, state, city and local income taxes or for franchise taxes measured by income, and that this Lease conveys to Lessee no right, title or interest in any Equipment except as lessee.

                     [The remainder of this page is intentionally left blank]



IN WITNESS WHEREOF, the parties hereto have caused this Equipment Lease Agreement to be duly executed as of the day and year first above set forth.

                                     NATIONSBANC LEASING CORPORATION,
                                     Lessor


                                     By:      ______________________________
                                     Name: ______________________________
                                     Title:   ______________________________

                                     121 West Trade Street, NC 1 -005-15-01
                                     Charlotte, North Carolina 28255
                                     Attn: Corporate Lease Administration
                                     Facsimile: 704-386-0892

                                     BIRMINGHAM SOUTHEAST, LLC,
                                     Co-Lessee


                                     By: /s/ William R. Lucas, Jr.
                                     Name: William R. Lucas, Jr.
                                     Title:  Secretary

                                     1000 Urban Center Drive
                                     Suite 225
                                     Birmingham, Alabama 35242
                                     Attn: Chief Financial Officer
                                     Facsimile: 205-972-8820

                                     BIRMINGHAM STEEL CORPORATION,
                                     Co-Lessee


                                     By:       /s/ J. Daniel Garrett
                                     Name:  J. Daniel Garrett
                                     Title:  Vice President Finance and Control

                                     1000  Urban Center Drive
                                     Suite 300
                                     Birmingham, Alabama 35242-2516
                                     Attn: Chief Financial Officer
                                     Facsimile: 205-968-4757



IN WITNESS VY'HERE I OF, the parties hereto have caused this Equipment Lease Agreement to be duly executed as of the day and year first above set forth.

                                      NATIONSBANC LEASING CORPORATION,
                                      Lessor


                                      By:      /s/ M. Randall Ross
                                      Name:  M. Randall Ross
                                      Title:    Senior Vice President

                                      121 West Trade Street, NC 1 -005-15-01
                                      Charlotte, North Carolina 28255
                                      Attn:      Corporate Lease Administration
                                      Facsimile: 704-386-0892

                                      BIRMINGHAM SOUTHEAST, LLC,
                                      Co-Lessee


                                      By:________________________________
                                      Name:______________________________
                                      Title:_______________________________

                                      1000 Urban Center Drive
                                      Suite 225
                                      Birmingham, Alabama 35242
                                      Attn: Chief Financial Officer
                                      Facsimile:___________________________

                                      BIRMINGHAM STEEL CORPORATION,
                                      Co-Lessee

                                      By:_________________________________
                                      Name_______________________________
                                      Title:_______________________________

                                      1000 Urban Center Drive
                                      Suite 300
                                      Birmingham, Alabama 35242-2516
                                      Attn: Chief Financial Officer
                                      Facsimile:____________________________

EXHIBIT 10.4.1

NATIONSBANC LEASING CORPORATION
                                   RIDER NO. 1


To and part of Equipment Lease Agreement dated as of the 31st day of December, 1998 (the "Lease"), between NationsBanc Leasing Corporation, its successors and assigns ("Lessor"), and Birmingham Southeast, LLC, a Delaware limited liability company its permitted successors and assigns ("BSE") and Birmingham Steel Corporation, a Delaware corporation, its permitted successors and permitted assigns ("BSC") (collectively, BSE and BSC being referred to herein as the "Lessee").

TAX INDEMNITY.

        (1) Lessee represents and warrants that: (a) it believes that it is reasonable to estimate that the useful life of the Equipment exceeds the lease term (including any interim and fixed rental renewal periods) by the greater of one (1) year or twenty (20) percent of such estimated useful life, and that said Equipment will have a value at the end of the lease term, including any fixed rate renewal period, of at least twenty (20) percent of the Total Invoice Cost of the Equipment, without including in such value any increase or decrease for inflation or deflation during the original lease term; (b) at no time during the term of the Lease will the Equipment be used "predominantly outside the United States" ' within the meaning of Sections 168(g)(1)(A) and 168(g)(4) of the Internal Revenue Code of 1986, as now or hereafter amended (the "Code"); (c) at no time during the term of the Lease will the Equipment constitute "tax-exempt use property" within the meaning of Section 168(h) of the Code; (d) under current law, neither the Equipment nor any component thereof constitutes "limited use property" within the meaning of Revenue Procedure 76-30, 1976-2 C.B. 647; (e) with respect to the term of the Lease, Lessee (including any affiliate of Lessee) will not claim the NIACRS Deductions or any depreciation or cost recovery deduction with respect to the Equipment; (f) as of the date of this Lease, the Equipment will not require any improvement, modification or addition in order to be rendered complete for its intended use by Lessee; and
(g) the Equipment will be treated as placed in service by Lessor as of the date of this Lease.

         (2) If (a) by reason of (i) any act or failure to act of Lessee (including without limitation a breach of any covenant of Lessee set forth in Section 4 of the Lease), or (ii) the misrepresentation of or breach by Lessee of any of the warranties and representations set forth in Section 3 of the Lease or Section (1) of this Rider, or (iii) the enactment or promulgation of any change in the Code, Treasury Regulations, or administrative or judicial interpretations thereof, or (iv) the existence of the Bond Documents, the transactions contemplated by the Bond Documents, the possession of legal title to the Equipment by the Authority, or the lease of the Equipment by the Authority to the Lessor, the Lessor in computing its taxable income or liability for tax, shall lose, or shall not have, or shall lose the right to claim or there shall be disallowed or recaptured for Federal and/or state income tax purposes, in whole or in part, the benefit of MACRS Deductions; or (b) Lessor shall become liable for additional tax as a result of Lessee having added an attachment or made an alteration to the Equipment, including (without limitation) any such attachment or alteration which would increase the productivity or capability of the Equipment so as to violate the provisions of Rev. Proc. 75-21, 1975-1 C.B. 715, or Rev. Proc. 79-48, 1979-2 C.B.529 (as either or both may hereafter be modified or superseded); or (c) the statutory full-year marginal Federal tax rate (including any surcharge) for corporations is other than thirty-five (35) percent; the occurrence of any event described in clause (a), (b) or (c) of this Section (2) of this Rider hereinafter referred to as a "Loss"; then Lessee shall pay Lessor the Tax Indemnification Payment as additional rent and Lessor shall revise the Schedule(s) of Stipulated Loss Values to reflect the Loss. As used herein, "NIACRS Deductions" shall mean the deductions under Section 167 of the Code determined in accordance with the modified Accelerated Cost Recovery System with respect to the Total Invoice Cost of any item of the Equipment using the accelerated method set forth in Section 168(b)(1) or 168(b)(2) of the Code as in effect on the date of this Lease for property assigned to the class of property specified in the Equipment Schedule pertaining thereto and, unless Section 168(d)(3) of the Code is applicable, using the half-year convention set forth in
Section 168(d)(1) and (4)(A) of the Code; "Lessor" shall be deemed to include the consolidated Federal taxpayer group of which Lessor is a member; and "Tax Indemnification Payment" shall mean such amount as, after consideration of (i) all taxes required to be paid by Lessor in respect of the receipt thereof under the laws of any governmental or taxing authority in the United States, and (ii) the amount of any interest or penalty which may be payable by Lessor in connection with the Loss, shall be required to cause Lessor's after-tax net return (the "Net Return") to be equal to, but no greater than, the Net Return computed consistently with current tax laws (and with the assumption that Lessor is taxed at the highest marginal Federal and state tax rates) as of the date of this Lease that would have been available to Lessor had the Loss not occurred.

                  (3) Lessor promptly shall notify Lessee in writing of such Loss and Lessee shall pay to Lessor the Tax Indemnification Payment within thirty (30) days of the later of the date of such notice or the date of final determination of the contest of a Proposed Adjustment as described in Section
(4) of this Rider. For these purposes,  a Loss shall occur upon the earliest of-
(a) the happening of any event (such as disposition or change in use of any item of the Equipment) which will cause such Loss; (b) the payment by Lessor to the Internal Revenue Service or state taxing authority of the tax increase (including an increase in estimated taxes) resulting from such Loss; (c) the date on which the Loss is realized by Lessor; or (d) the adjustment of the tax return of Lessor to reflect such Loss.

         (4) Lessor shall notify Lessee in writing of any actual or proposed claim, adjustment, or other action of any tax authority received by Lessor in writing with respect to which Lessee may be required to provide indemnification under this Rider ("Proposed Adjustment") (but failure of Lessor to so notify Lessee shall not relieve Lessee of its obligations hereunder except to the extent that the contest of such claim is precluded or materially adversely affected by such failure). If Lessee shall request in writing within twenty (20) days after Lessor's notice described above that the Proposed Adjustment be contested, Lessor shall contest the Proposed Adjustment; ,provided, however, that: (i) prior to taking such action, Lessee shall have furnished Lessor with an opinion of independent tax counsel chosen by Lessee and reasonably acceptable to Lessor ("Tax Counsel"), to the effect that Lessor has a reasonable possibility of success in contesting the claim; (ii) prior to taking such action, Lessee shall have (A) acknowledged its obligation to indemnify Lessor hereunder in the event Lessor does not prevail in such contest and (B) agreed to reimburse Lessor, promptly on demand, all costs and expenses that Lessor may incur in connection with contesting such claim, including without limitation reasonable attorneys' and accountants' fees and expenses; (iii) Lessor shall not be obligated to contest any Proposed Adjustment that would result in Lessee's entire indemnity liability hereunder being less than $50,000.00; and (iv) Lessor shall in all events control the contest, and Lessee shall not have any right to inspect the books and records of Lessor, but shall have reasonable opportunity to review and comment on portions of documentation, protests, memoranda or briefs relating exclusively to a Proposed Adjustment. In the event Lessor shall pay the tax claimed and then seek a refund, Lessor may require Lessee to advance funds on an after-tax basis sufficient to pay the tax that would be indemnified by Lessee hereunder if the claim were resolved adversely to Lessor, in which case, to the extent the refund claim is successful, such funds received from the taxing authority and attributable thereto (including any interest), to the extent not required to be applied to an indemnity payable hereunder, shall be paid to Lessee. Notwithstanding anything to the contrary in this Section (4), Lessor may at any time decline to take any further action with respect to a Proposed Adjustment or may settle any contest without the consent of Lessee; provided, however, that if Lessee shall have duly complied with all the terms of this Section (4), and Lessee shall reasonably withhold in writing its consent to all or part of such assessment or settlement based upon its evaluation of the merits, Lessee shall not be obligated to indemnify Lessor for the portion of such assessment or settlement to which Lessee has reasonably withheld its consent.

(5) The obligations of Lessee under this Rider shall survive the expiration or termination of the Lease.

    [THE REMAINDER OF THIS PAGE HAS BEEN INTENTIONALLY LEFT BLANK]




        IN WITNESS WHEREOF, the parties hereto have caused this Rider to be duly executed as of the day and year first above set forth.

                                       NATIONSBANC LEASING CORPORATION
                                       Lessor
                                       By: /s/ M. Randall Ross
                                       Name: M. Randall Ross
                                       Title: Senior Vice President


                                       BIRMINGHAM SOUTHEAST, LLC
                                       co-Lessee
                                       By: /s/ William R. Lucas, Jr.
                                       Name: William R. Lucas, Jr.
                                       Title: Secretary


                                       BIRMINGHAM STEEL CORPORATION
                                       co-Lessee
                                       By: /s/ J. Daniel  Garrett
                                       Name: J. Daniel Garrett
                                       Title: Vice President -Finance & Control


NATIONSBANC LEASING CORPORATION
                                   RIDER NO. 2

        To and part of Equipment Lease Agreement dated as of the 3 1 st day of December, 1998 (the "Lease") between NationsBanc Leasing Corporation, its successors and assigns ("Lessor"), and Birmingham Southeast, LLC, a Delaware limited liability company its permitted successors and assigns ("BSE") and Birmingham Steel Corporation, a Delaware corporation, its permitted successors and permitted assigns ("BSC") (collectively, BSE and BSC being referred to herein as the "Lessee").

ADDITIONAL REPRESENTATIONS, WARRANTIES AND COVENANTS. I . As used herein, the following terms shall have the following meaning: (a) "Adverse Environmental Condition": shall mean (i) the existence or the continuation of the existence, of an Environmental Contamination (including, without limitation, a sudden or non-sudden accidental or non-accidental Environmental Contamination), of, or exposure to, any substance, chemical, material, pollutant, Hazardous Substance odor or audible noise or the release or emission in, into or onto the environment (including without limitation, the air, ground, water or any surface). at, in, by, from or related to any Equipment, (ii) the environmental aspect of the transportation, storage, treatment or disposal or materials in connection with the operation of any Equipment, or (iii) the violation, or alleged violation, of any Environmental Law, permits or licenses of, by or from any governmental authority, agency or court relating to environmental matters connected with any of the Equipment.

         (b) "Affiliate" shall mean, with respect to any given Person, any Person that directly or indirectly through one or more intermediaries, controls, or is controlled by, or is under common control with, such Person.

         (c) "Environmental Claim" shall mean any accusation, allegation, notice of violation, claim, demand, abatement or other order on direction (conditional or otherwise) by any governmental authority or any Person for personal injury (including sickness, disease or death), tangible or intangible property damage, damage to the environment or other adverse affects on the environment, or for fines, penalties or restrictions, resulting from or based upon any Adverse Environmental Condition.

         (d) "Environmental Contamination" shall mean any actual or threatened release, spill, emission, leaking, pumping, injection, presence, deposit, abandonment, disposal, discharge, dispersal, leaching or migration into the indoor or outdoor environment, or into or out of any of the Equipment, including, without limitation, the movement of any Hazardous Substance or other substance through or in the air, soil, surface water, groundwater or property.

(e) "Environmental Law" shall mean may present or future federal, foreign, state or local law, ordinance, order, rule or regulation and all judicial, administrative and regulatory decrees, judgments and orders, pertaining to health, industrial hygiene, the use, disposal or transportation of Hazardous Substances, Environmental Contamination, or pertaining to the protection of the environment, including, but not limited to, the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") (42 U.S.C.ss.9601 et seq.), the Hazardous Material Transportation Act (49 U.S.C.ss.1801 et seq.) the -------- -------- Federal Water Pollution Control Act (33 U.S.C. Section 1251 et seq.) the Resource Conservation and Recovery Act (42 U.S.C. -------- ss.6901 et seq.), the Clean Air Act (42 U.S.C.ss.7401 et seq.), the Toxic Substances Control Act (15 U.S.C.ss.2601 et seq.), the -------- -- ----- -- Federal
Insecticide, Fungicide, and Rodenticide Act (7 U.S.C.ss.1361 et seq.), the Occupational Safety and Health Act (19 -- --- U.S.C.ss.651 et seq.), the Noise Control of 1972 (42 U.S.C.ss.4901 et seq.), and the Hazardous and Solid Waste Amendments (42 -- --- -- --- U.S.C.ss.2601 et seq.), as these laws have been or may be amended or supplemented, and any successor thereto, and may -------- analogous foreign, state or local statutes, and the rules, regulations and orders promulgated pursuant thereto.

(f) "Environmental Loss" shall mean any lost, cost, damage, liability, deficiency, fine, penalty or expense (including, without limitation, reasonable attorneys' fees, engineering and other professional or expert fees), investigation, removal, cleanup and remedial costs (voluntarily or involuntarily incurred) and damages to, loss of the use of or decrease in value of the Equipment arising out of or related to any Adverse Environmental Condition.

(g) "Hazardous Substances" shall mean and include hazardous substances as defined in CERCLA; oil of any kind, petroleum products and their by-products, including, but not limited to, sludge or residue, asbestos containing materials; polychlorinated biphenyls; any and all other hazardous or toxic substance; hazardous waste, as defined in CERCLA; medical waste; infectious waste; those substances listed in the United States Department of Transportation Table (49 C.F.R. ss.172.101); explosives; radioactive materials; and all other pollutants, contaminants and other substances regulated or controlled by the Environmental Laws and any other substance that requires special handling in its collection, storage, treatment or disposal under the Environmental Law.

(h) "Person" shall mean any individual, partnership, corporation, trusts, unincorporated organization, governmental or department or agency thereof and any other entity.


2. Lessee hereby represents, warrants and covenants that: (a) it has conducted, and will continue to conduct its business operations, and throughout the term of the Lease will use the Equipment, so as to comply with all Environmental Laws; (b) as of the date hereof, and as of the date of execution of each Equipment Schedule, except as have been previously disclosed in writing by Lessee or Lessor, there are no Hazardous Substances generated, treated, handled, stored, transported, discharged, emitted, released or otherwise disposed of in connection with Lessee's use of the Equipment; and (c) Lessee has, and throughout the term of the Lease will continue to have in full force and effect all federal, state and local licenses, permits, orders and approvals required to operate the Equipment in compliance with all Environmental Laws.

3. Lessee agrees that if required to return the Equipment or any item thereof to Lessor or Lessor's agents, Lessee shall return such Equipment free from all Hazardous Substances and otherwise fully in compliance with all Environmental Laws.

4. Lessee shall fully and promptly pay, perform, discharge, defend, indemnify and hold harmless Lessor and its Affiliates, and their successors and assigns, directors, officers, employees and agents, from and against any Environmental Claim or Environmental Loss.

5. The provisions of this Rider shall survive any expiration or termination of the Lease.

            [The remainder of this page has been intentionally left blank.]




        IN WITNESS WHEREOF, the parties hereto have caused this Rider to be duly executed as of the day and year first above set forth.

                                      NATIONSBANC LEASING CORPORATION
                                      Lessor
                                      By: /s/ M. Randall Ross
                                      Name: M. Randall Ross
                                      Title: Senior Vice President

                                      BIRMINGHAM SOUTHEAST, LLC
                                      co-Lessee

                                      By: /s/ William R. Lucas, Jr.
                                      Name: William R. Lucas, Jr.
                                      Title: Secretary


                                      BIRMINGHAM STEEL CORPORATION
                                      co-Lessee

                                      By: /s/ J. Daniel  Garrett
                                      Name: J. Daniel Garrett
                                      Title: Vice President - Finance & Control


NATIONSBANC LEASING CORPORATION
                                                 EQUIPMENT SCHEDULE NO. 1

dated December 31, 1998 (this "Equipment Schedule") executed pursuant to that certain Equipment Lease Agreement dated as of December 31, 1998 (the "Lease"; which is incorporated herein by reference) by and among NationsBanc Leasing Corporation, a North Carolina corporation, its successors and assigns ("Lessor"), and Birmingham Southeast, LLC, a Delaware limited liability company, its permitted successors and assigns ("BSE") and Birmingham Steel Corporation, a Delaware corporation ("BSC")(BSE and BSC are collectively referred to herein as the "Lessee"). This Equipment Schedule, incorporating by reference the terms and conditions of the Lease, constitutes a separate instrument of lease and capitalized terms used herein and not otherwise defined herein shall have the meaning provided thereto in the Lease.


         1 . EQUIPMENT. The Equipment leased hereunder shall be as set forth in the schedule attached hereto and incorporated herein by reference (the "Equipment").

                                       TOTAL INVOICE COST: $9,664,125.00

2. TERM. Upon and after the date of execution hereof, the Equipment shall be subject to the terms and conditions provided herein and in the Lease.

         A full term of lease with respect to said Equipment shall commence on the date hereof and shall extend for one hundred twenty-three (123) months after December 31, 1998 (the "Base Lease Commencement Date") to March 3 0, 2009.

                    3.     RENT.

                    (a) During the period from the date hereof to the Base Lease Commencement Date (the "Interim Term"), the pro-rated daily rent for said Equipment shall be computed as the product of the Interest Rate and the Total Invoice Cost specified above, divided by three hundred sixty (360). This pro-rated payment shall be made on the Base Lease Commencement Date. As used herein, "Interest Rate shall mean an amount computed as a percentage per annum equal to the sum of (a) two hundred (200) basis points, plus (b) the LIBOR Rate. As used herein, "LIBOR Rate" shall mean, for the Interim Term, an interest rate per annum (rounded upward to the next higher whole multiple of one-sixteenth percent if such rate is not such a multiple), equal at all times during such Interim Term to the rate per annum (rounded upwards to the next higher whole multiple of one-sixteenth percent if such rate is not such a multiple) as determined on the basis of the average of the rates offered by a majority of the banks in the London interbank market for deposits in U.S. Dollars for three (3) months, to the extent the rates offered by these banks appear in the Money Rates column of The Wall Street Journal on the Business Day next preceding the date hereof. As used herein, "Business Day" shall mean any day other than a Saturday, a Sunday, and any day on which banking institutions located in the States of North Carolina or Georgia are authorized by law or other governmental action to close.

         (b) From and after the Base Lease Commencement Date, the quarterly rent on each Rent Payment Date (as such term is defined below) for any item of Equipment during the initial term of this Lease shall be an amount equal to the product of (x) the Invoice Cost for such Equipment specified on the Schedule of Equipment attached hereto and (y) the percentages, set forth opposite such Rent Payment Date on the Schedule of Rent attached hereto and incorporated herein by reference, and shall be applicable solely to the Equipment described in this Equipment Schedule. Rent payments shall be made on March 30, 1999 and on June 30, September 30, December 30 and March 30 of each calendar year thereafter for the remainder of the term of Lease for Equipment (each such date a "Rent Payment Date").

             4. LESSEE'S CONFIRMATION. Lessee hereby confirms and warrants to Lessor that the Equipment: (a) was duly delivered to Lessee at the location specified in Section 5 hereof, (b) has been received, inspected and determined to be in compliance with all applicable specifications and that the Equipment is hereby accepted for all purposes of the Lease; and (c) is a part of the "Equipment" referred to in the Lease and is taken subject to all terms and conditions therein and herein provided.

5. LOCATION OF EQUIPMENT. The location of the Equipment is 384 Old Grassdale Rd., N.E., Bartow County, Cartersville, Georgia 30121.

           6. LATE CHARGE RATE. The Late Charge Rate shall be for any day the lesser of (a) the maximum rate permitted by applicable law and (b) two percent over the Prime Rate on such day. "Prime Rate" shall mean the per annum rate of interest (computed on the basis of a 360 day year of twelve 30 day months) established from time to time by Nationsbank, N.A., or any successor thereto, as its prime lending rate, which rate may not be the lowest rate of interest charged by NationsBank, N.A. to its customers.

        7. SCHEDULE OF STIPULATED LOSS VALUES. The Schedule of Stipulated Loss Values attached hereto is incorporated herein by reference, and shall be applicable solely to the Equipment described in this Equipment Schedule.

8. RECOVERY PROPERTY CLASS. The class of property to which the Equipment is assigned (as referenced in Section 2 of Rider No. 1 to the Lease) is seven-year property.

9. PUBLIC LIABILITY INSURANCE. The amount of public liability insurance referenced in Section 11 of the Lease is $5,000,000.00 per occurrence.

         10. RENEWAL OPTIONS; PURCHASE OPTIONS; RETURN. Provided that Lessee is not then in Default (and that this Equipment Schedule has not been earlier terminated),
  Lessee shall have the option upon providing the Lessor with irrevocable written notice at least three hundred sixty (360) days before the expiration of the applicable term of the Lease with respect to such Equipment, to elect to retain the Equipment, in which event Lessee shall then either renew the applicable term of the Lease with respect to, or purchase, all the Equipment subject to this Equipment Schedule. Upon providing such notice, Lessee shall engage in negotiations with the Lessor to determine the periodic rent to be paid during the relevant renewal term (in the event Lessee elects the renewal option provided for in Clause A below) and the purchase price (in the event Lessee elects the purchase option provided for in Clause B(2) below). Not less than one hundred eighty (1 80) days before the expiration of the applicable term of the Lease with respect to such Equipment, Lessee shall give irrevocable written notice (the "180 day notice") of its election to either
  (i) renew the applicable term of the Lease with respect to all of the Equipment on the terms provided for in Clause A below, or (ii) purchase all of the Equipment on the terms provided for in Clause B(2) below; provided, however, that in the event Lessee shall fail -to provide Lessor with such 180 day notice, Lessee shall be deemed to have elected the option to purchase the Equipment.

         A. OPTION TO RENEW. Upon timely notification to the Lessor, Lessee shall have the option to renew the Lease with respect to all but not less than all of the Equipment subject to this Equipment Schedule, at the expiration of the initial term and each of the first four renewal terms, if any, of the Lease with respect to such Equipment, on the terms and conditions set forth herein, for up to five (5) one year renewal terms at a periodic rent equal to the Fair Market Rental Value of such Equipment determined it the time of renewal. Such election shall be effective with respect to all Equipment leased under tills Equipment Schedule.

         For purposes of this Section, "Fair Market Rental Value" shall be deemed to be an amount equal to the rental, as installed and in use, obtainable in an arms' length transaction between a willing and informed lessor and a willing and informed lessee under no compulsion to lease (and assuming that, as of the date of determination, the Equipment is in at least the condition required by Section 13 of the Lease). If (prior to two hundred forty (240) days before expiration of the applicable term of the Lease with respect to such Equipment) the parties are unable to agree on the Fair Market Rental Value of the Equipment, then (at least one hundred eighty (180) days before expiration of the applicable term) Lessor and Lessee shall at Lessee's expense obtain appraisal values from three independent appraisers (other than American Appraisal Associates, Inc.) (one to be selected by Lessor, one by Lessee, and the other by the two appraisers selected by Lessor and Lessee; each of whom must be associated with a professional organization of equipment or personal property appraisers, such as the American Society of Appraisers) and the average Fair Market Rental Value as determined by such appraisers shall be binding on the parties hereto. If the appraisers selected by Lessor and Lessee are unable to agree on the third appraiser, then American Appraisal Associates, Inc. will be selected to provide the third appraisal value.


         B.       OPTION TO PURCHASE.

         (1) Provided that Lessee is not then in Default (and this Equipment Schedule shall not have been earlier terminated), Lessee shall have the option to purchase, on September 30, 2007, (the "Early Termination Dat6"), all but not less than all of the Equipment subject to this Equipment Schedule upon the following terms and conditions: If Lessee desires to exercise this option it shall give Lessor irrevocable written notice of its election to purchase at least one hundred eighty (180) days and not more than two hundred forty (240) days before the Early Termination Date. On the Early Termination Date Lessee shall pay to Lessor in cash the purchase price for the Equipment so purchased, determined as hereinafter provided. The purchase price of the Equipment as of the Early Termination Date shall be an amount equal to 42.6022% (the "EBO Percentage") multiplied by the original Total Invoice Cost of such Equipment (as specified on this Equipment Schedule), together with all taxes and charges upon sale. Lessor and Lessee agree that such purchase price represents a reasonable prediction of the Fair Market Value of the Equipment at the time the option is exercisable.

         (2) Upon timely notification to the Lessor, Lessee shall have the option to purchase, upon the expiration of the term of this Lease, or of any subsequent renewal term, if applicable, all but not less than all of the Equipment subject to this Equipment Schedule. Thereupon, at the expiration of the term (or renewal term, as the case may be) of the Lease, Lessee shall pay to Lessor in. cash the purchase price for the Equipment so purchased, determined as hereinafter provided. The purchase price of the Equipment shall be an amount equal to its then Fair Market Value, together with all taxes and charges upon sale.

        For purposes of this Section, "Fair Market Value" shall be deemed to be an amount equal to the sale price of the Equipment, as installed and in use, obtainable in an arms' length transaction between a willing, and informed buyer and a willing and informed seller under no compulsion to sell (and assuming that, as of the date of determination, the Equipment is in at least the condition required by Section 13 of the Lease). If the parties are unable to agree on the Fair Market Value of the Equipment, then the appraisal procedure set forth in Section 10 A hereof shall be followed. Notwithstanding any election of Lessee to purchase, the provisions of the Lease with respect to the Equipment being- purchased shall continue in full force and effect until the passage of ownership of such Equipment upon the date of purchase. On the date of purchase, Lessor shall deliver to Lessee a bill of sale transferring and assigning to Lessee without recourse or warranty, except (with respect to the status of title conveyed) in respect of Lessor's acts, all of Lessors right, title and interest in and to such Equipment. Lessor shall not be required to make and may specifically disclaim any representation or' warranty as to the condition of the Equipment or any other matters.


C. RETURN In the event Lessee does not elect to exercise either the renewal or purchase options provided in Clauses A and B above, Lessee shall return, all but not less than all of the Equipment then subject to this Equipment Schedule to the Lessor in accordance with the provisions of Section 13. of the Lease and, in addition, pay to the Lessor on the final day of the term of the Lease with respect to such Equipment, a remarketing and re-delivery fee equal to $410 725.31

          [The remainder of this page has been intentionally left blank].




IN WITNESS WHEREOF, the parties hereto have caused this Equipment Schedule to be duly executed by the parties hereto as of the day and year first above Written.

                                        NATIONSBANC LEASING CORPORATION
                                        Lessor

                                        By: /s/ M. Randall Ross
                                        Name: M. Randall Ross
                                        Title: Senior Vice President

                                        BIRMINGHAM SOUTHEAST, LLC
                                        co-Lessee

                                        By: /s/ William R. Lucas, Jr.
                                        Name: William R. Lucas, Jr.
                                        Title: Secretary

                                        BIRMINGHAM STEEL CORPORATION
                                        co-Lessee

                                        By: /s/ J. Daniel  Garrett
                                        Name: J. Daniel Garrett
                                        Title: Vice President-Finance & Control

          NATIONSBANC LEASING CORPORATION
                                      SCHEDULE OF RENT PAYMENTS
                                   TO EQUIPMENT SCHEDULE NO.1

                 Rent Payment Date                                Rent Payment*
                      3/30/99                                       2.6013746
                      6/30/99                                       2.6013746
                      9/30/99                                       2.6013746
                     12/30/99                                       2.6013746
                      3/30/00                                       2.6013746
                      6/30/00                                       2.6013746
                      9/30/00                                       2.6013746
                     12/30/00                                       2.6013746
                      3/30/01                                       2.6013746
                      6/30/01                                       2.6013746
                      9/30/01                                       2.6013746
                     12/30/01                                       2.6013746
                      3/30/02                                       2.6013746
                      6/30/02                                       2.6013746
                      9/30/02                                       2.6013746
                     12/30/02                                       2.6013746
                      3/30/03                                       2.6013746
                      6/30/03                                       2.6013746
                      9/30/03                                       2.6013746
                     12/30/03                                       2.6013746
                      3/30/04                                       2.6013746
                      6/30/04                                       3.1517382
                      9/30/04                                       3.1517382
                     12/30/04                                       3.1517382
                      3/30/05                                       3.1517382
                      6/30/05                                       3.1517382
                      9/30/05                                       3.1517382
                     12/30/05                                       3.1517382
                      3/30/06                                       3.1517382
                      6/30/06                                       3.1517382
                      9/30/06                                       3.1517382
                     12/30/06                                       3.1517382
                      3/30/07                                       3.1517382
                      6/30/07                                       3.1517382
                      9/30/07                                       3.1517382
                     12/30/07                                       3.1517382
                      3/30/08                                       3.1517382
                      6/30/08                                       3.1517382
                      9/30/08                                       3.1517382
                     12/30/08                                       3.1517382
                      3/30/09                                       3.1517382



          NATIONSBANC LEASING CORPORATION
                                             SCHEDULE OF STIPULATED LOSS VALUES
                                                  TO EQUIPMENT SCHEDULE NO.1

                 Rent Payment Date                      Stipulated Loss Value*
                     12/31/98                                       101.4857003
                      3/30/99                                       100.7411921
                      6/30/99                                        99.9505757
                      9/30/99                                        99.0956144
                     12/30/99                                        98.1843660
                      3/30/00                                         97.216148
                      6/30/00                                        96.2078347
                      9/30/00                                        95.1500415
                     12/30/00                                        94.0466176
                      3/30/01                                        92.8970091
                      6/30/01                                        91.7113382
                      9/30/01                                        90.4865404
                     12/30/01                                        89.2234548
                      3/30/02                                        87.9216168
                      6/30/02                                         86.586322
                      9/30/02                                        85.2190172
                     12/30/02                                        83.8183877
                      3/30/03                                        82.3840295
                      6/30/03                                         80.914607
                      9/30/03                                        79.4115471
                     12/30/03                                        77.8735161
                      3/30/04                                        76.3000894
                      6/30/04                                        74.1416148
                      9/30/04                                        71.9411636
                     12/30/04                                        69.6962613
                      3/30/05                                        67.4063682
                      6/30/05                                        65.0752171
                      9/30/05                                        62.7125213
                     12/30/05                                        60.3127911
                      3/30/06                                        57.8755776
                      6/30/06                                        55.4008845
                      9/30/06                                        52.9040699
                     12/30/06                                        50.3769592
                      3/30/07                                        47.8191848
                      6/30/07                                        45.2224685
                      9/30/07                                        42.6021503
                     12/30/07                                        39.9500381
                      3/30/08                                        37.2657456
                      6/30/08                                        34.5409767
                      9/30/08                                        31.7910525
                     12/30/08                                        29.0077619
                      3/30/09                                        26.1906999



    *Expressed as a percentage of Invoice Cost.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  Birmingham Steel Corporation

                                                  February 12, 1999

                                                 /s/ Kevin E. Walsh
                                                -------------------------------
                                                  Kevin E. Walsh
                                                  Executive Vice President and
                                                  Chief Financial Officer