Form 10-Q
period 1999-03-31
BIRMINGHAM STEEL CORP
filed 1999-05-17
CIK 779334

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 1999

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 29,647,281 Shares of Common Stock, Par Value $.01 Outstanding at May 13, 1999.

                                    BIRMINGHAM STEEL CORPORATION
                                    Consolidated Balance Sheets
                               (in thousands, except per share data)


                                         March 31,               June 30,
ASSETS                                    1999                   1998
                                      (Unaudited)              (Audited)
                                      ----------------        ---------------
Current assets:
  Cash and cash equivalents           $       1,414     $             902
  Accounts receivable, net of
    allowance for doubtful accounts
    $936 at March 31, 1999
    and $1,838 at June 30, 1998             107,962               121,854
  Inventories                               175,380               243,275
  Other                                      19,947                27,967
                                       ----------------        ---------------
      Total current assets                  304,703               393,998


Property, plant and equipment
  Land and buildings                        267,205               258,905
  Machinery and equipment                   658,835               652,240
  Construction in progress                  156,903                67,401
                                        ---------------        ---------------
                                          1,082,943               978,546
  Less accumulated depreciation            (257,655)             (221,051)
                                       ----------------        ---------------
      Net property, plant and equipment     825,288               757,495


  Excess of cost over net assets acquired    41,630                44,420
  Other                                      54,145                48,865
                                       ----------------        ---------------
        Total assets                $     1,225,766           $ 1,244,778
                                       ================        ===============

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable and current
    portion of long-term debt      $        38,323             $    10,119
  Accounts payable                          72,166                  92,813
  Accrued interest payable                   8,307                   1,761
  Accrued payroll expenses                   6,188                  12,015
  Accrued operating expenses                 9,386                  12,901
  Other current  liabilities                19,644                  26,715
                                       --------------          ---------------
      Total current liabilities            154,014                 156,324

Deferred income taxes                       44,171                  47,922
Deferred liabilities                         9,515                   7,630
Long-term debt less current portion        572,517                 558,820
Minority interest in subsidiary              9,749                  13,475
Commitments and contingencies                    -                       -

Stockholders' equity:
  Preferred stock, par value
    $.01; authorized:  5,000 shares              -                       -
  Common stock, par value
    $.01; authorized:  75,000
     shares; issued:  29,830 at
     March 31, 1999 and
     29,780 at June 30, 1998                   298                     298
  Additional paid-in capital               329,105                 331,859
  Treasury stock, 167 and 191
    shares at March 31,
    1999 and June 30, 1998,
    respectively, at cost                     (902)                (2,929)
  Unearned compensation                       (851)                  (912)
  Retained earnings                        108,150                132,291
                                     -------------             ------------
      Total stockholders' equity     $     435,800             $  460,607
                                     -------------             ------------

        Total liabilities and
            stockholders' equity     $   1,225,766             $1,244,778
                                     =============             ===========

                                      See accompanying notes.

                           BIRMINGHAM STEEL CORPORATION
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                (in thousands, except per share data; unaudited)

                                       Three months ended    Nine months ended
                                           March 31,            March 31,
                                       -------  ---------    -----------------
                                        1999       1998       1999       1998
                                       -------- ---------    --------- --------
Net sales                             $224,486  $298,199     $722,296  $853,199

Cost of sales:
  Other than depreciation
     and amortization                  193,642   254,893      619,745   728,007
  Depreciation and amortization         14,939    14,778       44,922    40,393
                                      --------   ---------   --------- ---------
  Gross profit                          15,905    28,528       57,629    84,799

Pre-operating/start-up
  costs                                 20,623    14,648       40,467    23,753
Selling, general and administrative     11,380    12,168       31,801    34,063
Interest                                 8,113     8,160       25,496    20,740
                                      --------   ---------    --------  --------
                                       (24,211)   (6,448)     (40,135)    6,243

Other income, net                        1,801     1,087       13,087     6,613
Loss from equity investments            (3,434)   (2,159)      (6,789)   (4,058)
Minority interest in loss of subsidiary  1,796       430        3,725     1,243
                                      --------    --------     -------  --------

Income (loss) before income taxes      (24,048)   (7,090)     (30,112)   10,041

Provision for income taxes              (8,417)   (2,942)     (10,539)    4,167
                                      --------    --------    --------- --------

   Net income (loss)                $  (15,631)  $(4,148)    $(19,573)  $ 5,874
                                      ========    ========   =========  ========

Weighted average shares outstanding     29,509    29,654       29,416    29,683
                                      ========    ========   =========  ========

Basic and diluted earnings
  (loss) per share                  $    (0.53)  $ (0.14)    $   (.67)  $  0.20
                                      ========    ========   =========  ========
Dividends declared per share        $    0.025   $ 0.100     $  0.150   $ 0.300
                                      ========    ========   =========  ========

                                              BIRMINGHAM STEEL CORPORATION
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (In thousands)

                                                           Nine Months Ended
                                                               March 31,
                                                    ---------------------------
                                                       1999               1998
                                                    (Unaudited)     (Unaudited)
                                                   -------------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                 $  (19,573)     $     5,874
  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
      Depreciation and amortization                     44,922           40,393
      Provision for doubtful accounts receivable           126                -
      Deferred income taxes                             (3,751)           3,209
      Minority interest in loss of subsidiary           (3,725)          (1,243)
      Loss from equity investments                       6,789            4,058
      Other                                              2,571            1,462
  Changes in operating  assets and  liabilities,
    net of effects  from  business
    acquisitions:
      Accounts receivable                               13,766           (4,091)
      Inventories                                       67,895            9,796
      Prepaid expenses                                     904           (2,340)
      Other current assets                              (2,886)          (7,010)
      Accounts payable                                 (20,647)          (4,471)
      Other accrued liabilities                         (9,280)           9,448
      Deferred compensation                              1,298              924
                                                    ------------     -----------
      Net cash provided by operating activities         78,409           56,009

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment (including
    expenditures reimburseable under lease agreement) (118,081)        (122,679)
  Proceeds from lease agreement                          7,779           75,000
  Proceeds from disposal of property,
    plant and equipment                                  3,377           17,357
  Proceeds from sale of 50% equity in scrap subsidiaries     -               65
  Equity investment in Laclede Steel Company                 -          (15,003)
  Equity investment in American Iron Reduction, LLC     (3,750)         (20,000)
  Additions to other non-current assets                 (4,994)          (5,201)
  Reductions in other non-current assets                 3,645            4,220
                                                    --------------   -----------
      Net cash used in investing activities           (112,024)         (66,241)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net short-term borrowings and repayments               5,000           15,000
  Proceeds from issuance of long-term debt                   -            1,500
  Borrowings under $30 million bridge facility          13,200                -
  Borrowings under revolving credit facility         1,388,706        1,597,246
  Payments on revolving credit facility             (1,365,005)      (1,590,398)
  Proceeds from issuance of common stock                     -              126
  Purchase of treasury stock                            (3,209)          (1,053)
  Cash dividends paid                                   (4,565)          (8,905)
                                                    --------------  -----------
      Net cash provided by financing activities         34,127           13,516
                                                    --------------  -----------
Net increase in cash and cash equivalents                  512            3.284

Cash and cash equivalents at:
  Beginning of period                                      902              959
                                                    --------------  ------------
  End of period                                     $    1,414      $     4,243
                                                    ==============  ============

Supplemental cash flow disclosures: Cash paid during the period for:
    Interest (net of amounts capitalized)           $   17,955      $    15,770
    Income taxes                                           883            6,347



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

2.  INVENTORIES

Inventories were valued at the lower of cost (first-in, first-out) or market as summarized in the following table (in thousands):

                                                   March 31,         June 30,
                                                     1999              1998
                                                  ---------         ---------

               Raw materials and mill supplies  $    49,654        $   60,960
               Work-in-progress                      47,828            84,325
               Finished goods                        77,898            97,990
                                                  ---------         ---------
                                                $   175,380        $  243,275
                                                   ========         =========


3.  LONG TERM DEBT

The Company amended its debt agreements in the second quarter of Fiscal 1999. The amendment to the $300,000,000 Revolving line of credit included a variable increase in interest rates based on certain ratio calculations. The Company's average interest rate under the revolver at March 31, 1999 was 6.01%. The amendment to the $130,000,000 and $150,000,000 Senior unsecured notes included an annual amendment fee of 0.55% until certain ratios are met. The interest rates under the $130,000,000 and $150,000,000 Senior unsecured notes are 7.28% and 7.05%, respectively. In return for the increase in interest rates and an increase in certain fees, the lenders have agreed to less restrictive debt covenants.

In February 1999, the Company obtained a $30,000,000 bridge facility with Bank of American (formerly known as NationsBank) to provide financing of the Cartersville rolling mill project. Under the facility, the Company has the option to borrow amounts at various interest rates. The facility matures on June 1, 1999. At March 31, the Company had $13,200,000 outstanding borrowings under the agreement.

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


5.  OTHER INCOME

In the first nine months of fiscal 1999, the Company sold real estate in Cleveland, Ohio and recognized a gain of $2,232,000. Gains on sales of property, plant and equipment are included in "other income, net" in the Consolidated Statements of Operations.

In the first nine months of fiscal 1999, the Company recorded settlements from electrode suppliers of $4,355,000 which were included in "other income, net" in the Consolidated Statements of Operations.


6.  PRE-OPERATING/START-UP COSTS

Pre-operating/start-up costs in the accompanying financial statements consists of the following (in thousands):

                                               Nine Months Ended March 31,
                                   -------------------------------------------
                                             1999                   1998
                                           --------               --------
     Pre-operating/start-up expenses:
         Memphis                         $   31,536             $   21,521
         Cartersville                         8,931                  2,232
                                           --------               --------
                                         $   40,467               $ 23,753
                                           ========               ========



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

For the third quarter of fiscal 1999, the Company reported a loss of $15,631,000, or $(0.53) per share, basic and diluted, compared with a loss of $4,148,000, or $(0.14) per share in the third quarter of fiscal 1998.

Net Sales

The Company reported net sales of $224,486,000 in the third quarter of fiscal 1999, a decrease of 24.7 percent from $298,199,000 reported in the third period of fiscal 1998. Primarily because of record levels of steel imports, the Company's shipments were 707,000 tons, down 17.8 percent from 860,000 tons reported in the same period last year.

Cost of Sales

As a percentage of net sales, cost of sales (other than depreciation and amortization) was 86.3% in the current period compared with 85.5% in the third quarter last year. Primarily because of record levels of steel imports, selling prices for the Company's products were significantly below prior year levels, and resulted in a decline in total revenues. Comparative quarterly average selling prices for the Company's principal products are presented below:


                                         Quarter ended March 31
                                            1999            1998

Rebar                                       $262            $302
Merchant                                    $302            $345
SBQ                                         $412            $442



Pre-operating/Start-up Costs

Pre-operating/start-up   costs  in  the  third   quarter  of  fiscal  1999  were
$20,623,000, compared with $14,648,000 in the same period last year.

Start-up costs at the Memphis facility, which commenced operations in November, 1997, were $14,787,000 and primarily consisted of excess production costs. In March, 1999, the Memphis melt shop achieved a target production run rate of 75%, which represents the operating level management believes is necessary to sustain breakeven financial results for the Memphis operation.

Commencement of start-up operations at the new mid-section rolling mill at Cartersville, Georgia began on March 1, 1999. In the third quarter of fiscal 1999, the Company recorded pre-operating/start-up expenses of $5,846,000 relating to the Cartersville project. Initial start-up operations at
Cartersville have been consistent with management's expectations. Management expects that start-up expenses associated with Cartersville will be reflected in the Company's financial results for the next two fiscal quarters.


Selling, General and Administrative Expenses ("SG&A")

SG&A expense was $11,380,000 in the third quarter of fiscal 1999, compared with $12,168,000 in the same period last year. As a result of the decline in revenues, SG&A expense as a percentage of sales increased to 5.1% from 4.1% in the prior year period.


Interest Expense

Interest expense in the third quarter of fiscal 1999 was $8,113,000, essentially unchanged from $8,160,000 reported last year. The Company's total debt at March 31, 1999 was $610,840,000, up from $549,404,000 reported as of March 31, 1998.
However, capitalized interest in the current year period was $1,999,000, compared with $592,000 in the third quarter of fiscal 1998. Capitalized interest rose in the current year because of increased capital spending associated with the Cartersville project.

Income Taxes

Effective income tax rates for the nine months ended March 31, 1999 were 35.0%, down from 41.5% for the same period last year. This decrease is primarily related to the non recognition of state income tax benefits in the Company's financial statements.

Liquidity and Capital Resources

Operating Activities:

For the nine months ended March 31, 1999, net cash provided by operating activities was $78.4 million, compared with net cash used of $56.0 million in the same period of the prior fiscal year. Net cash provided by operating activities increased primarily because of decreases in accounts receivable ($26.3 million) and inventories ($23.4 million), partially offset by a decline in accounts payable ($15.6 million).

Investing Activities:

Net cash used in investing activities was $112.0 million for the nine months ending March 31, 1999, compared with cash used of $66.2 million used for investing activities in the same period last year. The current period increase was primarily attributable to capital expenditures for the Cartersville mid-section mill project.

Through March 31, 1999, the Company had made equity investments of $23,750,000, including $3,750,000 contributed during the third quarter of fiscal 1999, in American Iron Reduction, L.L.C. (AIR), a 50 percent owned subsidiary of the Company, that operates a direct reduced iron (DRI) facility in Louisiana. Pursuant to the Equity Contribution Agreement, the Company may be obligated to make additional equity investments in AIR of not more than $3,750,000. The Company has agreed to purchase one-half of the annual output of the facility (approximately 600,000 metric tons per year) at prices which are equivalent to AIR's total cost excluding depreciation and amortization, but including debt service payments. For financial reporting purposes, AIR is accounted for as an equity method investee. Because AIR is a captive supplier of raw materials, the Company recognizes its share of operating profits or losses of AIR as a component of cost of sales.

On March 31, 1999, AIR elected not to convert the project finance loan with its lenders to a term loan. Consequently, the lenders declared AIR to be in default. However, the lenders have notified AIR that, at the present time, they do not plan to exercise their remedies with respect to the default. The lenders and AIR continue to negotiate with respect to the financing of the facility. Based upon the current status of discussions between AIR and its lenders, management believes the carrying value of the Company's investment in AIR ($17,512,000) is appropriate.

Financing Activities:

Total debt increased to $611 million at March 31, 1999 from $549 million at March 31, 1998. The increase in debt was attributable to capital expenditures attributable to the Cartersville project. During the quarter, the Company increased its borrowings under its revolving credit facility by $28.3 million. The Company also paid dividends of $741,000 in the third quarter of fiscal 1999.

In February, 1999, the Company obtained a $30 million facility with Bank of America to provide potential bridge financing for the Cartersville project. The facility terminates June 1, 1999. The Company secured the bridge financing as a means of insuring that the Cartersville project could be completed on time should the Company's accounts receivable cash collections be negatively impacted by a continuation of strong steel imports. At March 31, 1999, the Company had outstanding borrowings of $13.2 million under the bridge facility. Subsequent to the end of the quarter, steel import activity declined and the Company's shipments and accounts receivable collections improved. As of May 14, 1999, the Company had no borrowings outstanding under the bridge facility.

The Company is currently in compliance with the restrictive debt covenants governing its loan agreements. However, should factors described under "Risk factors" adversely affect fiscal 1999 operating results, the Company could violate one or more of it's restrictive covenants within the next twelve months. The Company has evaluated its alternatives, including refinancing the Company's outstanding obligations, in the event that it is unable to comply with its restrictive covenants in the near term. Earlier in the current fiscal year, the Company amended its $300 million revolving credit facility and $280 million private debt agreements in order to provide additional room for a temporary period with respect to restrictive debt covenants. The impact of such measures is not expected to have a significant impact on future results of operations.

Working Capital:

Working capital at the end of the third quarter was $163.9 million, compared with $218.5 million at the end of March, 1998. The change in working capital was primarily related to a significant decrease in accounts receivable and inventories. Accounts receivable for the current year period declined because of a reduction in the Company's shipments as impacted by the record level of steel imports. The decline in inventories was primarily attributable to planned billet reduction activities at the Cleveland operation. The majority of billet requirements for the Cleveland operation are now supplied by the Memphis melt shop.


Other Comments

On April 20, 1999, the Company declared a dividend of $.025 (two and one-half cents) per share payable May 10, 1999 to shareholders of record on April 30, 1999.

The Company regrets to report the recent passing of Harry Holiday, Jr., director. Mr. Holiday had served as a director since May, 1991.

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

The Company has completed a major round of Year 2000 testing of its business systems. The Company completed the audit, assessment and, where required, modification of business system software in December, 1998. The Company then completed comprehensive testing of the business systems at both the corporate headquarters and at the Cleveland, Ohio operation in January, 1999. The upgraded Year 2000 tested business system software at the Cleveland, Ohio operation was placed into daily production usage at both corporate headquarters and at the Cleveland, Ohio operation in February, 1999.

The Company plans to complete the second phase of its program (modifications and testing) for its infrastructure systems, manufacturing systems, facility and support systems by June 30, 1999, leaving six months of contingency time before the December 31, 1999 deadline for completion of Year 2000 modifications of these systems. Appropriate systems testing will be conducted after June 30, 1999 and problems which are identified will then be corrected.

Management has determined that the costs for correction of the Year 2000 issues, including any software and hardware changes (but excluding any hardware systems that would have been replaced in any event) and the cost of personnel involved in working on this project, will be less than $3 million dollars. The Company estimates that more than 70% of the costs have been spent to date. The Year 2000 upgrades are being funded out of the normal operating funds, and account for less than 25% of the Company's IT budget.

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

The Company is nearing completion of its Year 2000 compliance project and the management believes it has an effective program in place to resolve the few remaining Year 2000 issues in a timely manner. In the event that the Company does not complete the remaining tasks, the Company could experience problems that could result in the temporary interruption of production at some of the Company's steel making facilities. In addition, disruptions in the economy generally resulting from Year 2000 issues could also materially adversely affect the Company. The Company could be subject to litigation for computer systems product failure, for example, failure to properly date business records. The amount of the potential liability and lost revenue cannot be reasonable estimated at this time.

The Company will complete the development of a Year 2000 contingency plan for its business systems by June, 1999. The plan will involve, among other actions, manual workarounds, increasing inventories and adjusting staffing strategies.

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

Market Risk Sensitive Instruments

The market risk inherent in the Company's financial instruments represents the potential loss arising from adverse changes in interest rates (principally U.S. Treasury and prime bank rates). In order to manage this risk, the Company attempts to maintain certain ratios of fixed to variable rate debt. However, the Company does not currently use derivative financial instruments. At March 31, 1999, the Company had fixed rate long-term debt with a carrying value of $282 million and variable rate borrowings of $329 million outstanding. Assuming a hypothetical 10% adverse change in interest rates, the fair value of the Company's fixed rate debt would decrease by $9.1 million and the Company would incur an additional $1.8 million of annual interest expense on variable rate borrowings. These amounts are determined by considering the impact of the hypothetical change in interest rates on the Company's cost of borrowing. The analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the Company's financial structure.

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

Until March, 1999, because of a number of factors primarily related to management and workforce turnover the Company's new melt shop in Memphis, Tennessee operated at less than a commercially viable production level. Failure to sustain a 75% production run rate, continued delays or other start-up issues in this project could materially adversely affect the Company's future results. While in start-up operations, the facility can experience "learning curve" problems which would prevent the Company from realizing the timing of certain plans that it has made for the future.

Until the Memphis melt shop sustains production at acceptable levels and costs, the Company's SBQ Division will continue to incur start-up losses.

The Company began start-up operations of a new mid section rolling mill at its Cartersville facility in March, 1999. Results in fiscal 1999 will continue to reflect pre-operating and start-up losses associated with this project. Unexpected increases in the amount of pre-operating and start-up losses could negatively impact the Company's financial performance.

The Company is committed, under a take-or-pay agreement, to purchase one half (approximately 600,000 metric tons) of DRI production from AIR. Currently the price paid to AIR for its DRI production exceeds the cost of alternative raw materials sources (i.e.
scrap).  This condition is expected to continue until the end of calendar 1999.

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


                          Birmingham Steel Corporation

                          May 17, 1999

                          /s/ Kevin E. Walsh
                          --------------------------
                          Kevin E. Walsh
                          Executive Vice President and
                             Chief Financial Officer