Form 10-K405
period 1999-06-30
BIRMINGHAM STEEL CORP
filed 1999-10-13
CIK 779334

 (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                    For the fiscal year ended June 30, 1999
                                       or
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                      From the transition period from to
                         Commission file number 1-9820

                         BIRMINGHAM STEEL CORPORATION
            (Exact Name of Registrant as Specified in its Charter)

                Delaware                               13-3213634
     -------------------------------             ----------------------
     (State or other jurisdiction of                 (I.R.S.Employer
     incorporation or organization)              Identification Number)

                      1000 Urban Center Drive, Suite 300

                Birmingham, Alabama                     35242-2516
     ----------------------------------------           ----------
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

                                     NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

     As of September 30, 1999, 29,732,615 shares of Common Stock of the registrant were outstanding. On such date the aggregate market value of shares (based upon the closing market price of the Company's Common Stock on the New York Stock Exchange on September 30, 1999) held by non-affiliates was $221,856,443. For purposes of this calculation only directors and officers are deemed to be affiliates.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of our Proxy Statement for the 1999 Annual Meeting of Stockholders are incorporated herein by reference in response to items 10 through 12 in Part III of this report.


PART I

ITEM 1. BUSINESS

Overview

Birmingham Steel Corporation (the Company) owns and operates facilities in the mini-mill sector of the steel industry. In addition, the Company owns equity interests in scrap collection and processing operations. From these facilities, which are located across the United States and Canada, the Company produces a variety of steel products including semi-finished steel billets, reinforcing bars and merchant products such as rounds, flats, squares, strips, angles and channels. The Company also operates regional warehouse and steel distribution facilities.

The following table summarizes the Company's principal production facilities:

Location                               Operation                      Primary Products Produced
--------                               ---------                      -------------------------
Birmingham, AL                         Mini Mill                   Steel Billets, Rebar, Merchant Products
Cartersville, GA/1/                    Mini Mill                   Steel Billets, Merchant Products
Joliet, IL                             Rolling Mill                Rebar, Merchant Products
Kankakee, IL                           Mini Mill                   Steel Billets, Rebar, Merchant Products
Jackson, MS/1/                         Mini Mill                   Steel Billets, Rebar, Merchant Products
Cleveland, OH/2/                       Rolling Mills               SBQ Rods, Bars and Wire
Memphis, TN/2/                         Melt Shop                   SBQ Blooms and Billets
Seattle, WA                            Mini Mill                   Steel Billets, Rebar, Merchant Products
Jackson, MS                            Scrap Processing            Scrap

1 Facilities owned by Birmingham Southeast, LLC, an 85% owned consolidated subsidiary.
2 These facilities are designated as discontinued operations in fiscal 1999 - see "Restructuring Plan."

In addition to the production facilities listed above, the Company owns 50% equity interests in two joint venture scrap collection and processing operations: Richmond Steel Recycling, LLC, located in Vancouver, British Columbia, and Pacific Coast Recycling, LLC (Pacific Coast), located in southern California. The Company also owns a 50% interest in American Iron Reduction, LLC
(AIR), which operates a direct reduced iron (DRI) production facility in Convent, Louisiana.

Restructuring Plan

On August 18, 1999, the Company announced a strategic restructuring plan intended to permit the Company to focus on its profitable core reinforcing bar, merchant product and scrap businesses and to reduce its financial leverage. As part of the restructuring plan, the Company intends to dispose of its special bar quality (SBQ) operations, including its facilities in Cleveland, Ohio and Memphis, Tennessee, and its 50% interest in American Iron Reduction, LLC, (AIR) a company which supplies raw material to the

Memphis facility. The SBQ operations are a "major line of business" as defined in Accounting Principals Board Opinion No. 30. Accordingly, as explained in Note 2 to the Consolidated Financial Statements, the impact of the Company's decision to dispose of the SBQ operations is reported as discontinued operations in fiscal 1999 and in prior periods reflected in this report.

As part of the restructuring plan announced on August 18, 1999, the Company also announced that it would be exploring alternatives with respect to its 50% interest in Pacific Coast Recycling, LLC (Pacific Coast), a joint venture established in 1996 to operate in Southern California as a collector, processor and seller of scrap. Management and the Board of Directors subsequently determined that Pacific Coast was no longer a strategic fit for the Company's core mini-mill operations and decided not to continue to support its operations. In light of this decision, the Company re-evaluated its investment in Pacific Coast, and concluded that it should be written down in the fourth quarter of fiscal 1999. The resulting provision for loss of $19.3 million, which reflects a write-down of the then remaining carrying value of the Company's investment in Pacific Coast, is reflected in "Loss from equity investments" within continuing operations in the 1999 Consolidated Statement of Operations.

The Company believes that the implementation of its strategic restructuring plan will enable it to achieve greater financial flexibility while providing a platform for future growth and success.

History

The Company was formed in 1983 and commenced operations in 1984. Upon commencement of operations, the Company owned two mini-mills--in Birmingham, Alabama and Kankakee, Illinois. Subsequently, the Company has followed a strategy of growing by acquisition when market and economic conditions warrant. The Company acquired additional mini-mills in Jackson, Mississippi (1985) and Seattle, Washington (1986). In 1991, the Company acquired the assets of Seattle Steel, Inc. and consolidated all of its Seattle operations at the former Seattle Steel site. In 1993, the Company entered the SBQ market with the acquisition of American Steel & Wire, which added the Joliet mini-mill as well as rod and wire mill assets that are currently in use in the Company's Cleveland facility.

In 1994, the Company acquired a Florida-based steel distributor, Port Everglades Steel Corporation, which distributes steel products manufactured by the Company and by third parties. In December 1996, the Company contributed its Jackson, Mississippi mini-mill facility to Birmingham Southeast LLC (Birmingham Southeast), a consolidated subsidiary owned 85% by Birmingham East Coast Holdings, a wholly owned subsidiary of the Company, and 15% by a subsidiary of IVACO, Inc. Birmingham Southeast then purchased steel making assets located in Cartersville, Georgia from Atlantic Steel Industries, Inc. (Atlantic), a subsidiary of IVACO, Inc. At the time of its formation, Birmingham Southeast entered into a tolling agreement with Atlantic pursuant to which Atlantic converted billets produced by Birmingham Southeast into merchant product for a tolling fee. Birmingham Southeast also entered into a take or pay agreement to supply billets to Atlantic. These agreements expired January 1, 1999. In March 1999, the Company commenced start-up of a new medium-section mill to replace the rolling production that was provided under the tolling arrangement with Atlantic.

Following its acquisition of American Steel & Wire in 1993, the Company's management sought to build the Company's special bar quality operations using the rod and wire mill assets acquired from American Steel as a platform. In addition to building additional rolling mill capacity in Cleveland, the Company constructed a melt shop in Memphis, Tennessee. The Memphis melt shop facility was intended to provide lower cost raw materials (high grade, low carbon billets) for the Cleveland SBQ rod, bar and wire operations. During the development and expansion of the Cleveland and Memphis facilities, industry overcapacity and an increase in imported SBQ products created unfavorable pricing conditions. In August 1999, the Company announced its intention to divest its SBQ operations in order to focus on its core mini-mill and scrap operations.

New Projects

The Company follows a continuous program to upgrade and improve its existing facilities, while at the same time searching for opportunities to add productive capacity when warranted. In March 1999, the Company commenced the start-up of its new Cartersville rolling mill. The new Cartersville rolling mill facility is expected to expand the Company's merchant product offerings and enable the Company to penetrate new markets.

Operational Management

The Company's strategies for its core mini-mills are to (i) improve its position as a low-cost producer through continued operating cost reductions; (ii) optimize capacity utilization at each of its core mini-mill facilities; (iii) increase production and sales of higher margin merchant products; and (iv) complete the restructuring plan announced on August 18, 1999.

For management purposes, the Company's continuing rebar and merchant product mini-mill operations are divided into four strategic business units (SBUs). Each of the Company's continuing rebar/merchant product SBUs is an "operating segment" under the criteria established in Financial Accounting Standards Board
(FASB) Statement No. 131, Disclosures about Segments of an Enterprise and Related Information. However, the continuing SBUs produce essentially the same products using essentially identical production equipment and techniques and they sell steel products to the same classes of customers. In addition, their distribution methods are identical and they operate under the same regulatory environment. Furthermore, over the long-term, the Company's continuing SBUs are expected to generate similar long-term average gross margins. Accordingly, the Company's continuing rebar/merchant product line of business is considered a single segment for financial reporting purposes.

Steel Manufacturing

Steel can be produced at significantly lower costs by mini-mills than by integrated steel operations, which typically process iron ore and other raw materials in blast furnaces to produce steel. Integrated steel mills generally
(i) use more costly raw materials; (ii) consume more energy; (iii) consist of older and less efficient facilities which are more labor-intensive; and (iv) employ a larger labor force than the mini-mill industry. In general, mini-mills service geographic markets and produce a limited line of rebar and merchant products. The domestic mini-mill steel industry currently has excess production capacity. This over-capacity, together with competition from foreign producers, has resulted in competitive product pricing and cyclical pressures on industry profit margins. In this environment, efficient production and cost controls are critical to the viability of domestic mini-mill steel producers.

The Company operates mini-mills (electric arc furnace melt shops and finished product rolling mills) in Birmingham, Alabama; Kankakee, Illinois; and Seattle, Washington. The Company also operates a rolling mill in Joliet, Illinois, and has warehouse and distribution facilities in Fontana and Livermore, California; Baltimore, Maryland; and Ft. Lauderdale, Florida. Through its wholly owned subsidiary, Birmingham East Coast Holdings, the Company owns 85% of Birmingham Southeast, a consolidated subsidiary that operates mini-mills in Cartersville, Georgia and Jackson, Mississippi. The Company also operates SBQ rod, bar and wire production facilities in Cleveland, Ohio and a SBQ melt shop in Memphis, Tennessee.

Carbon steel rebar products produced by the Company are sold primarily to independent fabricators and distributors for use in the construction industry. Merchant products are sold to fabricators, steel service centers and original equipment manufacturers for use in general industrial applications. SBQ rod, bar and wire products are sold primarily to customers in the automotive, fastener, welding, appliance and aerospace industries.

The Company's mini-mills melt ferrous scrap to produce rebar and merchant steel products. Production begins with the melting of ferrous scrap in an electric arc furnace. The molten steel is then funneled through a continuous caster which produces steel billets - continuous rectangular strands of steel - which are then cut into predetermined lengths. Billets are transferred to a rolling mill where they are reheated, passed through a roughing mill for size reduction, rolled into finished rebar or merchant products, and cooled. Merchant products then pass through state-of-the-art straightening and stacking equipment. At the end of the production process, rebar and merchant steel products pass through automated bundling equipment to ensure uniform packaging for shipment to customers.

The Company's electric are furnace in Memphis, Tennessee melts high quality scrap and direct reduced iron (DRI) to produce molten steel that is then poured into a continuous caster to form a bloom--which is a larger size than a billet. In a continuous process, blooms are moved from the caster directly to stands which reduce the blooms to a billet. The bloom cast is essential to achieving the necessary quality for SBQ products. The Company's SBQ operations in Cleveland obtain high quality carbon and alloy semi-finished billets from third parties and from the Memphis melt shop, which are then converted into a variety of high quality rod, bar and wire products.

Raw Materials and Energy Costs

The principal raw material used in the Company's mini-mills is ferrous scrap, generally derived from automobile, industrial and railroad scrap. The market for scrap steel is highly competitive and its price volatility is influenced by periodic shortages, freight costs, speculation by scrap brokers and other conditions largely beyond the control of the Company. The Company purchases its outside scrap requirements from a number of scrap merchants and is not generally dependent on any single supplier. In fiscal 1999, scrap costs represented approximately 45% of the Company's total manufacturing costs at its core mini-mills.

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

The principal raw material for the Company's discontinued SBQ rod, bar and wire operations is high quality steel billets. Because of the metallurgical characteristics demanded in the finished product, the Company obtains its billets only from those suppliers whose billets can meet the required metallurgical specifications of its customers. The Company manufactures its high quality rod, bar and wire products using approximately 120 generic grades of billets. In fiscal 1999, the Company produced approximately 57% of its SBQ billets requirements at Memphis. The Memphis melt shop uses both high grade scrap and DRI as feed stock from AIR, the Company's DRI joint venture. The Company also obtains a portion of its Cleveland billet requirements from its Cartersville operation and third party suppliers.

The Company consumes large amounts of electricity and natural gas. The Company purchases electricity from regulated utilities under interruptible service contracts because the costs of interruptible contracts are generally lower than alternative arrangements. However, under these high volume industrial contracts, electricity suppliers may periodically interrupt service during peak demand periods. Although service interruptions have ordinarily been limited to several hours and have occurred no more than ten days per year, there can be no assurance that such interruptions will not be more severe in the future. The Company also consumes substantial amounts of natural gas. Since deregulation of the natural gas industry, the

Company has generally obtained natural gas through negotiated contract purchases of well-head gas, with transportation through local pipeline distribution networks.

Production Capacity

The table below presents management's estimated melting and rolling mill capacity, together with actual steel melting and rolling production for fiscal 1999. The capacities presented are management's estimates and are based upon a normal 168-hour weekly work schedule, assuming an average product mix for each facility and include the effects of capacity limitations currently impacting each facility. Production capacities listed below are estimated year-end capacity levels.

                                 Annual     Fiscal     Annual     Fiscal
                                Melting      1999     Rolling      1999
                                Capacity  Production  Capacity  Production
                                --------  ----------  --------  -----------
                                         (in thousands of tons)
Continuing core mini-mills:
 Birmingham                          500         481       550         494
 Joliet                                -           -       280         223
 Kankakee                            800         729       800         503
 Seattle                             750         544       750         526
 Jackson                             450         282       400         251
 Cartersville                      1,000         349       500         152/(1)/

Discontinued SBQ Operations:
 Cleveland                             -           -     1,100         157
 Memphis                           1,000         422         -           -
                                   -----       -----     -----      ------
                                   4,500       2,807     4,380       2,306
                                   =====       =====     =====      ======

  /(1)/ Cartersville rolling production through January 1999 was obtained under an outsourced tolling agreement with a third party. In March 1999, the Company began its own rolling operations at Cartersville. Rolling production for 1999 reflects only the initial start-up phase of rolling operations at Cartersville.

The Company has the capability to produce both rebar and merchant products at each of its core mini-mills. The conversion from production of rebar to merchant products is a routine facet of operations at the Company's mini-mill facilities and no major impediments exist which would preclude changing the product mix to meet changes in demand.

Production Facilities - Continuing Core Mini-Mills

Birmingham, Alabama

The Birmingham, Alabama facility was the first mini-mill built in the United States. Since acquisition of the Birmingham facility, the Company has installed a new electric arc furnace and sequence casting system in the melt shop, a new reheat furnace, finishing stands, cooling bed and product shear in the rolling mill as well as a new finished goods storage area. In 1992, the Company transferred an in-line rolling mill from its idled facility in Norfolk, Virginia to Birmingham. In 1994, the Company installed finished goods bundling and transfer equipment at its Birmingham facility. The Birmingham facility produces primarily rebar and some merchant products.

Cartersville, Georgia

Birmingham Southeast acquired the Cartersville, Georgia facility in December 1996. The facility has a melt shop with a 24 foot, 140 ton Demag AC electric arc furnace and Demag 6 strand billet caster. Cartersville produces billets for feedstock to the Cleveland facility. In March 1999, the Company began its own rolling operations in Cartersville, and now produces a wide range of merchant products at this facility. The Company currently expects to complete the start-up of the Cartersville facility in the third quarter of Fiscal 2000.

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

Joliet, Illinois

The Joliet, Illinois facility was acquired with the Company's purchase of American Steel & Wire Corporation in November 1993. In fiscal 1996, concurrent with the start-up of the new high quality bar mill in Cleveland (see "Cleveland, Ohio" below), the Company transferred the operation of the Joliet facility from the management in Cleveland, Ohio to the operational control of the Kankakee, Illinois management group. The Company also invested approximately $30 million to upgrade the rolling mill and enable Joliet to produce coiled and straight length reinforcing bar, flats, rounds and squares. The Joliet operation consists of a modernized 2-strand, 19-stand Morgan mill, 3-zone top-fired walking beam furnace, no-twist finishing and a coil and cut-to-length line. The Joliet operation obtains its semi-finished steel billet requirements primarily from the Company's Kankakee facility.

Jackson, Mississippi

The Company originally acquired the Jackson facility in August 1985. In December 1996, upon formation of Birmingham Southeast, the Company contributed the assets of its Jackson facility to the newly-formed limited liability company. Birmingham Southeast also owns the facility in Cartersville, Georgia which was acquired from Atlantic Steel Corporation. The Company, through its Birmingham East Coast Holdings subsidiary, owns 85% of Birmingham Southeast.

Since acquiring the Jackson operation, the Company has renovated the facilities and equipment. The Jackson facility includes a melt shop which was completed in 1993 and a modern in-line rolling mill. Installation of automated in-line straightening and stacking equipment were completed in fiscal 1994. The Jackson facility produces primarily merchant products including rounds, squares, flats, strip and angles. The Jackson facility also has the capability to produce rebar.

Seattle, Washington

The Seattle, Washington facility is located adjacent to the Port of Seattle. The Company began operating in Seattle in 1986 upon the acquisition of a local steel company, which provided an entry to the West Coast steel markets. In 1991, the Company purchased the assets of Seattle Steel, Inc., in west Seattle, and consolidated all of its steel operations to the west Seattle site.

Soon after the acquisition of the west Seattle operations, the Company began a modernization program which included the installation of a new baghouse, new ladle turret and billet runout table. In 1993, the Company completed construction of a new state-of-the-art in-line rolling mill which includes automated in-line straightening, stacking and bundling equipment designed to facilitate Seattle's expansion in merchant product production. The Seattle operation produces rebar and a variety of merchant products, including rounds, angles, channels, squares, flats and strip.

PESCO Facilities

In December 1994, the Company acquired substantially all of the assets of Port Everglades Steel Corporation (PESCO), a Florida-based steel distributor which operates facilities in Florida and Texas. PESCO obtains the majority of its steel requirements from the Company's Birmingham and Kankakee mini-mills.

Production Facilities - Discontinued SBQ Operations

In August 1999, the Company announced its intention to divest its SBQ operations in order to focus on its core mini-mill and scrap operations.

Memphis, Tennessee

In November 1997, the Company began start-up operations of a SBQ melt shop in Memphis. The Memphis melt shop was designed to produce 1.0 million tons of high quality billets per year. The facility consists of an electric arc furnace, vacuum degassing tank, a ladle metallurgy station, a continuous bloom caster, and a billet rolling mill. The facility also includes inspection and conditioning equipment used to analyze billets prior to shipment. The Company expects to incur an additional $5,000,000 to bring the continuous bloom caster to designed operational performance by January 2000.

Cleveland, Ohio

The Company's Cleveland, Ohio facilities include a rod mill, a bar mill and a wire mill. The rod and wire assets were acquired in 1993 when the Company purchased American Steel & Wire Corporation (ASW).

The Cleveland facilities produce a variety of high quality steel rod, bar and wire products. The Cleveland operation has achieved QS9000 registration, which is a quality system requirement established by Chrysler, Ford and General Motors and is based upon the internationally recognized ISO9000 series of standards. The Cleveland operation also includes a facility which produces ultra-high tensile strength specialty wire for use in the U.S. Government's anti-tank missile guidance systems. The Cleveland plant is the only producer of TOW missile wire.

Products

Note 15 to the 1999 Consolidated Financial Statements provides information about net sales for each of the past three years by type of product and by geographic area. Following is a discussion of each of the Company's principal products and distribution methods.

Rebar Products

The Company has the capability to produce rebar at each of its continuing core mini-mill facilities. Rebar is generally sold to fabricators and manufacturers who cut, bend, shape and fabricate the steel to meet engineering, architectural or end-product specifications. Rebar is used primarily for strengthening concrete in highway construction, building construction and other construction applications. Unlike some other manufacturers of rebar, the Company does not engage in the rebar fabrication business which might put the Company into direct competition with its major rebar customers. The Company instead focuses its marketing efforts on independent rebar fabricators and steel service centers.

Rebar is a commodity steel product, making price the primary competitive factor. As a result, freight costs limit rebar competition from non-regional producers, and rebar deliveries are generally concentrated within a 700 mile radius of the mill. Except in unusual circumstances, the customer's delivery expense is limited to freight from the nearest mini-mill and any incremental freight charges from another source must be absorbed by the supplier. Most of the Company's rebar sales are shipped to customers via common carrier and, to a lesser extent, by rail.

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

The following data, reported by the American Iron and Steel Institute (a rebar fabricator trade association), depict apparent rebar consumption in the United States from 1989 through 1998. The table also includes rebar shipments by the Company and its approximate market share percentage for the periods indicated:

                            Rebar        Company      Approximate
                         Consumption    Shipments        Market
      Calendar Year       (in tons)     (in tons)        Share
     ---------------    -------------  -----------   ------------
          1989            5,213,000       972,000        18.6%
          1990            5,386,000       972,000        18.0%
          1991            4,779,000       945,000        19.8%
          1992            4,764,000     1,060,000        22.3%
          1993            5,051,000     1,181,000        23.4%
          1994            5,151,000     1,185,000        23.0%
          1995            5,454,000     1,108,000        20.3%
          1996            6,071,000     1,288,000        21.2%
          1997            6,188,000     1,432,000        23.1%
          1998            7,373,000     1,363,000        18.5%

The Company's rebar operations are subject to a period of moderately reduced sales from November to February, when winter weather and the holiday season impact the construction market demand for rebar.

Merchant products

The Company has the capability to produce merchant products at each of its continuing core mini-mill facilities. Merchant products consist of rounds, squares, flats, strip, angles and channels. Merchant products are generally sold to fabricators, steel service centers and manufacturers who cut, bend, shape and fabricate the steel to meet engineering or end product specifications. Merchant products are used to manufacture a wide variety of products, including gratings, steel floor and roof joists, safety walkways, ornamental furniture, stair railings and farm equipment.

Merchant products typically require more specialized processing and handling than rebar, including straightening, stacking and specialized bundling. Because of the greater variety of shapes and sizes, merchant products are typically produced in shorter production runs, necessitating more frequent changeovers in rolling mill equipment. Merchant products command higher prices and generally produce higher profit margins than rebar products. The Company has installed modern straightening, stacking and bundling equipment at its mills to strengthen its competitiveness in merchant markets.

As with rebar, the Company generally ships merchant products to customers by common carrier or by rail and equalizes freight costs to the nearest competing mill.

The following data reported by the American Iron and Steel Institute depict apparent consumption of merchant products in the United States from 1989 through 1998. The table also includes merchant product shipments by the Company and its approximate market share percentage for the periods indicated:

                        Merchant
                        Product        Company      Approximate
                      Consumption     Shipments        Market
    Calendar Year      (in tons)      (in tons)        Share
   ---------------   -------------   -----------   -------------
        1989            8,398,000       272,000         3.2%
        1990            8,379,000       306,000         3.7%
        1991            7,045,000       287,000         4.1%
        1992            7,504,000       330,000         4.4%
        1993            8,445,000       395,000         4.6%
        1994           10,113,000       484,000         4.8%
        1995           10,618,000       524,000         4.9%
        1996           10,341,000       520,000         5.0%
        1997           10,534,000       925,000         8.8%
        1998           11,600,000       909,000         7.8%

SBQ Rod, Bar and Wire Products

In August 1999, the Company announced its intention to divest its SBQ operations in order to focus on its core mini-mill and scrap operations. For financial reporting purposes, the SBQ operations are being treated as discontinued operations. The following discussion is provided for historical reference purposes.

The Company's SBQ facilities market high-quality rod, bar and wire products to customers in the automotive, agricultural, industrial fastener, welding, appliance and aerospace industries. Because of the flexibility of the Cleveland facility, the Company produces a wide variety of SBQ products, including cold heading quality, cold finish quality, cold rolling quality, welding quality, specialty high carbon quality, industrial quality, bearing quality and wire products. Approximately 70% of the Company's SBQ shipments are to customers serving the original equipment and after-market segments of the automotive industry.

End-uses of the Company's SBQ rod and bar products include electric motor shafts, engine bolts, lock hasps, screws, pocket wrenches, seat belt bolts, springs, cable wire, chain bearings, tire bead and welding wire. Steel wire produced by the Company is used by customers to produce steel wool pads, brake pads, golf spikes and fasteners such as bolts, rivets, screws, studs and nuts. The Company's TOW wire products are used exclusively in the defense industry to produce guidance systems for the TOW anti-tank missile.

Because of the nature of the end-uses, the Company's SBQ products must meet exacting metallurgical and size tolerance specifications and defect-free surface characteristics. The Company's marketing and sales strategy is to meet or exceed customers' requirements for high quality steel rod and wire manufactured to close tolerances and exacting surface characteristics.

The Company's pricing strategy for SBQ products is generally market driven. Typically, rapidly responsive market pricing prevails for most customers that rely on market competition to determine price. The major exception to this is in the automotive industry, where model-year pricing practices result in fixed pricing for twelve months into the future price (generally beginning August 1). This practice provides pricing certainty to automotive industry OEM suppliers.

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

The Company's primary competitors in rod and bar products are divisions of domestic and foreign integrated steel companies and domestic mini-mill companies. The Company competes primarily in the high quality end of the rod, bar and wire markets, differentiating itself from many of its competitors. Although price is an important competitive factor in the Company's SBQ business, particularly during recessionary times, the Company believes that its sales are principally dependent upon product quality, on-time delivery and customer service. The Company's SBQ marketing and sales activities have generally emphasized its ability to meet or exceed customers' requirements for high quality steel rod, bar and wire manufactured to close tolerances and exacting surface and internal characteristics. These markets constitute a relatively small percentage of total domestic steel consumption, and therefore some domestic integrated mills have exited this business or given it a low priority. Additionally, these mini-mills are generally unable to produce steel of sufficient quality and metallurgical characteristics to produce rod, bar and wire comparable in quality to that manufactured by the Company.

Foreign Competition

In recent years, a declining U.S. dollar and increased efficiency in the U.S. steel industry have improved the competitive position of U.S. steel producers. Foreign steel is a competitive factor on a sporadic basis. Federal legislation currently prohibits the use of foreign steel in federally funded highway construction.

Employees

Production Facilities

At June 30, 1999, the Company employed 2,127 people at its production facilities. The Company estimates that approximately 29% of its current employee compensation in operations is earned on an incentive basis linked to production. The percentage of incentive pay varies from mill to mill based upon operating efficiencies. During fiscal 1999, hourly employee costs at these facilities were approximately $29 per hour, including overtime and fringe benefits, which was competitive with other mini-mills. Approximately 95 production and maintenance employees at the Joliet facility have been represented by United Steelworkers of America since 1986, and are parties to a collective bargaining contract which expires in June 2000. During fiscal 1999, hourly employee costs at this facility were approximately $27 per hour, including overtime and fringe benefits. The Company's other facilities are not unionized. The Company has never experienced a strike or other work stoppage at its steel mills and management believes that employee relations remain good.

Sales and Administrative Personnel

At June 30, 1999, the Company employed 256 sales and administrative personnel, of which 109 were employed at the Company's corporate office headquarters located in Birmingham, Alabama and 42 were employed in the discontinued SBQ business headquarters in Cleveland, Ohio.

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

The Cleveland facilities were acquired pursuant to an Asset Sales Agreement dated May 19, 1986 (the "Agreement"), by and between ASW and USX Corporation (formerly United States Steel Corporation) ("USX"). Pursuant to the Agreement, ASW is indemnified by USX for claims, if any, which may be asserted against ASW under the Resource Conservation and Recovery Act of 1976, as amended, 42 U.S.C. Subsection 6901, et seq., and the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended, 42 U.S.C. Sub-section 9601, et. seq., or which may be asserted under similar federal or state statutes or regulations, which arise out of USX's actions on or prior to June 30, 1986, the date on which ASW acquired these facilities. To date, no such claims have been identified or asserted against ASW.

Executive Officers of the Registrant

Pursuant to General Instruction G(3) to Form 10-K, information regarding the executive officers of the Company called for by Item 401(b) of Regulation S-K is presented below.

The following table sets forth the name of each executive officer of the Company, the offices they hold, and their ages as of October 1, 1999.

    Name                Age    Office Held
----------------        ---    ---------------------------------
Robert A. Garvey        61     Chairman of the Board and
                               Chief Executive Officer

Brian F. Hill           53     Chief Operating Officer

Kevin E. Walsh          55     Executive Vice President-
                               Chief Financial Officer

William R. Lucas        44     Managing Director Southern Region

Jack R. Wheeler         63     Managing Director Northern Region

Robert A. Garvey was elected Chairman of the Board and Chief Executive Officer in January 1996. Prior to joining the Company, Mr. Garvey served as President of North Star Steel Company from 1984 to 1996.

Brian F. Hill joined the Company in June 1999 and serves as Chief Operating Officer. Prior to joining the Company, Mr. Hill spent thirty-one years with Cargill, Inc., of which fifteen years were spent in its steel and steel-related businesses, including serving as Executive Vice President of Operations at North Star Steel.

Kevin E. Walsh joined the Company in July 1998 and serves as Executive Vice President-Chief Financial Officer. Prior to joining the Company, Mr. Walsh has served in executive financial positions, most recently as Chief Financial Officer for Remington Arms Company.

William R. Lucas, Jr. joined the Company in July 1995 and serves as Managing Director Southern Region. Prior to joining the Company, Mr. Lucas was a founding partner of the Birmingham, Alabama based law firm Lightfoot, Franklin, White & Lucas, where he served as managing partner from 1990 to 1995.

Jack R. Wheeler joined the Company in November 1992 and serves as Director Northern Region. Prior to joining the Company, Mr. Wheeler served as Vice President and Works Manager at SMI Steel Inc. from 1986 to 1992.

Risk Factors

A description of "Risk Factors that May Affect Future Operating Results" relating to the Company is set forth on Exhibit 99.1 and is incorporated herein by reference.

ITEM 2.  PROPERTIES

The following table lists the Company's real property and production facilities. Management believes that these facilities are adequate to meet the Company's current and future commitments.

                                       Building
                                        Square    Owned or
      Location               Acreage    Footage    Leased
-----------------------      --------  ---------  --------
Corporate Headquarters:
 Birmingham, Alabama                -     38,396    Leased

Operating Facilities:
 Continuing Operations:
  Birmingham, Alabama              26    260,900     Owned  (1)
  Kankakee, Illinois              222    400,000     Owned
  Seattle, Washington              69    736,000     Owned
  Jackson, Mississippi             99    323,000     Owned  (1)
  Cartersville, Georgia           283    367,000     Owned
  Ft. Lauderdale, Florida           -     29,500    Leased

 Discontinued Operations:
  Cleveland, Ohio                 216  2,041,600     Owned
  Memphis, Tennessee              500    184,800     Owned

(1) Portions of equipment that were financed by Industrial Revenue bonds and the land upon which such equipment is located are leased pursuant to the terms of such bonds.

ITEM 3.  LEGAL PROCEEDINGS

The Company is involved in litigation relating to claims arising out of its operations in the normal course of business. Most of the existing known claims against the Company are covered by insurance, subject to the payment of deductible amounts by the Company. Management believes that any uninsured or unindemnified liability resulting from existing litigation will not have a material adverse effect on the Company's business or financial position. However, there can be no assurance that insurance, including product liability insurance, will be available in the future at reasonable rates.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not Applicable

PART II

ITEM 5.  MARKET FOR REGISTRANTS COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock, par value $.01 per share (the "Common Stock"), is traded on the New York Stock Exchange under the symbol BIR.

The table below sets forth for the two fiscal years ended June 30, 1999 and 1998, the high and low prices of the Company's Common Stock based upon the high and low sales prices of the Common Stock as reported on the New York Stock Exchange Composite Tape.

                                           High            Low
                                          ------          ------
Fiscal Year Ended June 30, 1999
 First Quarter                            $12.75          $ 6.44
 Second Quarter                             7.94            3.50
 Third Quarter                              5.13            3.88
 Fourth Quarter                             7.13            3.94

Fiscal Year Ended June 30, 1998
 First Quarter                            $20.56          $15.38
 Second Quarter                            18.25           14.63
 Third Quarter                             18.00           15.19
 Fourth Quarter                            17.38           11.19

The last sale price of the Common Stock as reported on the New York Stock Exchange on September 30, 1999 was $7.625. As of September 30, 1999, there were 1,499 holders of record of the Common Stock. The Company's registrar and transfer agent is First Union National Bank of North Carolina.

The ability of the Company to pay dividends in the future will be dependent upon general business conditions, earnings, capital requirements, funds legally available for such dividends, contractual provisions of debt agreements and other relevant factors (see "Selected Consolidated Financial Data" for information concerning dividends paid by the Company during the past five fiscal years).

Under the terms of the Company's amended debt agreements (See Note 7 to Consolidated Financial Statements), dividends and other "restricted payments," as defined in the agreements, are limited to the lesser of $750,000 per quarter or 50% of quarterly income from continuing operations. The Company does not expect to change its present rate of quarterly dividend payments ($.025 per share) in the near term.

     ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

                                                                      Years Ended June 30,
                                      ------------------------------------------------------------------------------------
                                           1999            1998 (1)           1997 (1)          1996 (1)         1995 (1)
                                      -------------     -------------      -------------     ------------     ------------
                                                                (In thousands, except per share data)
STATEMENT OF OPERATIONS DATA:

Net sales                             $     709,876     $     836,875      $     667,716     $    564,254     $    574,624

Cost of sales:
  Other than depreciation
     and amortization                       568,688           689,347            555,684          488,731          457,473
  Depreciation and amortization              40,227            37,954             32,739           29,202           25,355
                                      -------------     -------------      -------------     ------------     ------------

  Gross profit                              100,961           109,574             79,293           46,321           91,796

Pre-operating/start-up costs                 12,854             1,305              6,730           13,630            1,337
Selling, general and
 administrative expense                      36,625            44,214             33,492           28,862           30,108
Interest expense                             24,248            17,261             11,906            9,481            6,890
                                      -------------     -------------      -------------     ------------     ------------
                                             27,234            46,794             27,165           (5,652)          53,461

Other income, net                             9,930            12,794              4,704            3,723            8,067
Loss from equity investments                (24,563)          (18,326)            (1,566)               -                -
Minority interest in loss of
  subsidiary                                  5,497             1,643              2,347                -                -
                                      -------------     -------------      -------------     ------------     ------------

Income (loss) from continuing
  operations before income taxes             18,098            42,905             32,650           (1,929)          61,528

Provision for (benefit from) income
  taxes                                      14,814            14,960             12,863             (670)          24,610
                                      -------------     -------------      -------------     ------------     ------------

Income (loss) from continuing
 operations                                   3,284            27,945             19,787           (1,259)          36,918

Income (loss) from discontinued
 operations, net of tax                    (227,520)          (26,316)            (5,370)            (918)          13,731
                                      -------------     -------------      -------------     ------------     ------------

 Net income (loss)                    $    (224,236)    $       1,629      $      14,417     $     (2,177)    $     50,649
                                      =============     =============      =============     ============     ============

Basic and diluted per share amounts:

  Income (loss) from continuing
     operations                          $        0.11     $        0.94      $        0.68     $      (0.04)    $       1.27

  Income (loss) on discontinued
      operations                                 (7.72)            (0.89)             (0.18)           (0.04)             .47
                                         -------------     -------------      -------------     ------------     ------------

  Net income (loss)                      $       (7.61)    $        0.05      $        0.50     $      (0.08)    $       1.74
                                         =============     =============      =============     ============     ============

Dividends declared per share             $       0.175     $        0.40      $        0.40     $       0.40     $       0.40
                                         =============     =============      =============     ============     ============

                                                                              June 30,
                                         ------------------------------------------------------------------------------------
                                              1999             1998 (1)           1997 (1)         1996 (1)         1995 (1)
                                         -------------     -------------      -------------     ------------     ------------
BALANCE SHEET DATA:

Working capital                          $    110,434       $    237,673       $     228,881    $     211,596    $    206,901
Total assets                                  877,466          1,158,015           1,124,717          865,501         722,077
Long-term debt less current portion           469,135            516,439             485,056          292,500         142,500
Stockholders' equity                          230,731            460,607             471,548          448,192         459,719

(1) The selected consolidated financial data for fiscal 1995 through 1998 has been restated, as required by generally accepted accounting principles, to reflect the Company's special bar quality (SBQ) business as discontinued operations. Refer to Note 2 to the Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT DEVELOPMENTS

Disposal of SBQ Operations

On August 18, 1999, the Company announced a strategic restructuring plan intended to permit the Company to focus on its core rebar, merchant product and scrap businesses by disposing of its special bar quality (SBQ) operations. The Company's SBQ operations include rod, bar and wire rolling mills in Cleveland, Ohio, a high quality melt shop in Memphis, Tennessee, and a 50% interest in American Iron Reduction LLC (AIR), a joint venture that supplies raw material to the Memphis facility. The Company's decision to discontinue its SBQ operations was attributable to continuing financial and operational challenges which have required a major and continuing commitment of management and financial resources and have constrained the Company's financial flexibility while significantly increasing its debt. The Company expects to sell the SBQ operations by May 2000.

As a result of this decision, the Company recorded a $173.2 million estimated loss ($5.87 per share) on the sale of the SBQ operations, which included a $56.5 million provision (pre-tax) for estimated losses during the expected disposal period. These charges are combined with the fiscal 1999 operating losses of the SBQ division ($54.3 million, net of income tax benefits) and presented as discontinued operations in the fiscal 1999 financial statements. On a combined basis, losses from the SBQ operations amounted to $227.5 million ($7.72 per share), $26.3 million ($.89 per share) and $5.4 million ($.18 per share) in 1999, 1998 and 1997, respectively. The proceeds expected to be realized on the sale of the SBQ operations are based on management's estimates of the most likely outcome, considering, among other things, informal appraisals from the Company's investment bankers and the Company's knowledge of valuations for steel production assets. The expected operating losses during the disposal period are based upon the Company's business plan for the SBQ operations. However, the actual amounts ultimately realized on sale and losses incurred during the expected disposal period could differ materially from the amounts assumed in arriving at the losses reflected in the 1999 financial statements. Among other things, the reserve for operating losses during the expected disposal period assumes that the Company will continue to operate the SBQ facilities through the disposal date and that during that period, production and shipment volumes will improve marginally over fiscal 1999 levels. If the Company decides to curtail or cease operations before the facilities are sold, actual losses could be materially different from those provided in the financial statements. In addition, while management believes that the estimated proceeds from the sale of the SBQ operations is a reasonable estimate of the enterprise value, there can be no assurance that such amounts will be realized. To the extent that actual proceeds or operating losses during the expected disposal period differ from the estimates that are reflected in the 1999 financial statements, the variance will be reported in discontinued operations in future periods.

Management expects to use the proceeds from the sale to: (a) settle its obligations under a lease agreement for equipment at the Memphis facility (approximately $74 million); (b) pay estimated transaction expenses ($8 million); and (c) retire industrial revenue bonds and other debt specifically associated with the SBQ assets ($42.2 million). The balance of the proceeds will be used to pay down a portion of the Company's other long-term debt. (See Notes 2 and 7 to the Consolidated Financial Statements.)

Proxy Contest

On August 13, 1999 the Company announced it had been notified by a dissident stockholder group that the group intended to propose an alternate slate of nine directors at the Company's 1999 annual meeting of stockholders. The intentions of that group are more fully described in the group's Schedule 13D and the preliminary proxy materials filed by the Company and separately by the dissident stockholder group. Management estimates that this proxy contest could result in expenses of approximately $1.5 million to be incurred in the first and second quarters of fiscal 2000. In addition, the Company has entered into agreements with its financial advisors and fees payable to such financial advisors, the amount of which is dependent on the outcome of the proxy contest, could aggregate an additional, approximately $1.5 to $2.0 million.

Long-Term Debt Amendments

On October 12, 1999 the Company amended its revolving line of credit and Senior Note agreements to provide for the continuation of the facilities for their remaining terms. Refer to Note 7 to the Consolidated Financial Statements for information about the terms and provisions of the amendments. Information is also provided under the caption "Liquidity and Capital Resources--Financing Activities" below.

GENERAL

Income from continuing operations for 1999 was $3.3 million, or $.11 per share, down from $27.9 million, or $.94 per share for 1998. The following table sets forth, for the years indicated, selected items in the consolidated statements of operations as a percentage of net sales.

                                                     Years Ended June 30,
                                                     ----------------------------
                                                    1999         1998        1997
                                                    ----         ----        ----
  Net sales                                          100%         100%        100%
  Cost of sales:
    Other than depreciation and amortization        80.1         82.4        83.2
    Depreciation and amortization                    5.7          4.5         4.9
                                                    ----         ----        ----
  Gross margin                                      14.2         13.1        11.9
  Pre-operating/start-up costs                       1.8          0.1         1.0
  Selling, general and administrative expense        5.1          5.3         5.0
  Interest expense                                   3.4          2.0         1.8
  Other income, net                                 (1.4)        (1.4)       (0.7)
  Loss from equity investments                       3.5          2.2         0.2
  Minority interest in loss of subsidiary           (0.8)        (0.2)       (0.4)
  Provision for income taxes                         2.1          1.8         1.9
                                                    ----         ----        ----
  Income from continuing operations                  0.5%         3.3%        3.1%
                                                    ====         ====        ====

Results From Continuing Operations

The following table sets forth, for the fiscal years indicated, trade shipments, product mix percentages and average selling prices per ton for the Company's continuing rebar, merchant and scrap operations:

                          1999                            1998                            1997
              ----------------------------    ----------------------------    ----------------------------
                Tons        %       Avg.        Tons        %       Avg.        Tons        %       Avg.
              Shipped   of Total   Selling    Shipped   of Total   Selling    Shipped   of Total   Selling
              (000's)     Sales     Price     (000's)     Sales     Price     (000's)     Sales     Price
Rebar           1,354       56.7%     $275      1,432       53.7%     $302      1,298       59.7%     $300
Merchants         885       37.0%     $323        925       34.7%     $344        698       32.1%     $339
Other             151        6.3%     $261        309       11.6%     $265        177        8.2%     $264
              ------------------              ------------------              ------------------
  Total         2,390      100.0%               2,666      100.0%               2,173      100.0%
              ==================              ==================              ==================

Net Sales


In fiscal 1999, net sales from continuing operations decreased 15.2% to $709.9 million from $836.9 million in fiscal 1998. The decrease resulted from both a decline in shipment volumes of 10.4% as well as reductions in average selling prices for rebar and merchant products. The declines in shipments and selling prices are attributable primarily to unprecedented levels of steel imports during fiscal 1999 and downward pressure on pricing attributable to lower scrap costs that prevailed throughout the year. The Company's average selling price for rebar decreased $27 per ton in 1999 versus 1998 while the average selling price for merchant products decreased $21 per ton in 1999 versus 1998.

Although average selling prices were lower in fiscal 1999 as compared to fiscal 1998, the Company announced price increases in rebar ($20 per ton) and merchant products ($15 per ton) effective June 1, 1999. While the market appears receptive to price increases, imports continue to impact pricing, and therefore the full impact of the price increases may not be realized immediately.

In fiscal 1998, net sales from continuing operations increased 25.3% from fiscal 1997, reflecting a 22.7% increase in steel shipments and increased selling prices, particularly for higher margin merchant products.

Cost of Sales

As a percent of net sales, cost of sales (other than depreciation and amortization) declined to 80.1% in fiscal 1999, compared to 82.4% in 1998. The decline resulted primarily from lower scrap raw materials costs offset by a slight increase in conversion costs. At the Company's continuing mini-mill facilities, the cost to convert scrap to finished steel products increased $5 per ton in fiscal 1999 to reach $128 per ton as compared to $123 per ton in fiscal 1998. Average scrap raw material costs decreased $31 per ton fiscal 1999, averaging $102 per ton versus $133 per ton in fiscal 1998.

Depreciation and amortization expense increased 6% in fiscal 1999 to $40.2 million as compared to $38 million in fiscal 1998. The increase is primarily attributable to the new continuous caster and medium section rolling mill at the Company's Cartersville, Georgia facility, which began start-up operations in March 1999.

Cost of sales (other than depreciation and amortization), as a percent of net sales, decreased slightly to 82.4% in fiscal 1998 from 83.2% in fiscal 1997. The improvement primarily resulted from increased volumes and lower conversion costs. The cost per ton to convert scrap to finished steel products decreased to $123 per ton in fiscal 1998 compared with $126 per ton in fiscal 1997. Scrap raw material costs remained steady throughout the year and averaged $133 per ton in fiscal 1998 and 1997.

Depreciation and amortization expense increased 16% in fiscal 1998 compared with fiscal 1997. The increase was primarily due to the recognition of a full year of depreciation on the Cartersville, Georgia facility which was acquired during fiscal 1997 (See Note 12 to Consolidated Financial Statements.)

Pre-operating/Start-up Costs

Pre-operating/start-up costs charged to continuing operations amounted to $12.9 million in fiscal 1999 compared with $1.3 million in fiscal 1998. Both the current and prior year charges related primarily to pre-operating and excess costs incurred during the construction and start-up phases of the new continuous caster and medium section rolling mill at the Company's Cartersville, Georgia facility.

The Company expects to incur additional start-up expenses related to the Cartersville caster and rolling mill through the third quarter of fiscal 2000.

Fiscal 1997 pre-operating and start-up costs related to the rolling mill expansion project at the Company's Joliet, Illinois facility, which began operations in the third quarter of fiscal 1997, and the modernization of the melt shop at the Company's Cartersville, Georgia facility.

Selling, General and Administrative Expenses ("SG&A")

SG&A expenses applicable to continuing operations were $36.6 million in fiscal 1999, a decrease of 17.2% from $44.2 million in fiscal 1998. Beginning July 1, 1998, the Company reorganized its executive management, sales and administration functions to more closely align the organization with the specific needs of each respective business unit. As part of the realignment, management, sales and administration personnel were assigned to specific business units and the costs associated with those personnel became direct expenses of their respective business units. As a result of this change, SG&A expenses associated with continuing operations decreased from the prior year, with a corresponding increase in expenses associated with discontinued operations. Aggregate SG&A expenses, including those applicable to both continuing and discontinued operations, decreased by approximately $2 million, reflecting elimination of the non-recurring information technology charge in 1998 described below.

SG&A expenses were $44.2 million in fiscal 1998, an increase of 32% from $33.5 million in fiscal 1997. The increase in SG&A was primarily due to increased costs associated with supporting higher sales and additional personnel and expenses related to the Cartersville facility and the non-recurring IT costs described above. Fiscal 1998 SG&A expenses also include approximately $2.0 million in non-recurring information technology costs related to a decision to change software vendors for a major system upgrade.

Interest Expense

Interest expense applicable to continuing operations increased to $24.2 million in fiscal 1999 compared with $17.3 million in fiscal 1998. The increase in interest expense was primarily due to increased borrowings on the Company's revolving credit line during the year. Depressed selling prices and lower shipment volumes in the Company's SBQ operations reduced the Company's operating cash flows during the year. These factors, along with capital spending to complete the Company's capital projects at Cartersville and other facilities contributed to increased borrowings throughout fiscal 1999. The Company also amended its debt agreements during the second quarter of fiscal 1999 which, along with overall increases in market rates, led to an increase in the Company's average borrowing rate. The Company's average long-term borrowing rate was 6.79% in fiscal 1999 versus 6.64% in fiscal 1998. In fiscal 1999, the impact of the increase in total interest costs was offset, in part, by increased capitalized interest - principally associated with capital spending at Cartersville. The Company is nearing completion of its capital spending programs and does not expect significant levels of capitalized interest to continue during the next fiscal year. The Company expects to experience an increase in interest expense in fiscal 2000 as a result of amending its long-term debt agreements - see "Liquidity and Capital Resources - Financing Activities."

Interest expense increased to $17.3 million in fiscal 1998 compared with $11.9 million in fiscal 1997. The increase in interest expense was primarily due to increased borrowings on the Company's revolving credit line during the year which were required to fund the Company's capital spending program.

Income Tax

The effective tax rate applicable to continuing operations in fiscal 1999 was 81.9% as compared to 34.9% in fiscal 1998 and 39.4% in fiscal 1997. The 1999 effective tax rate was adversely impacted by the establishment of a $8 million valuation allowance, principally related to capital loss carryforwards associated with the $19.3 million write-down of the Company's investment in Pacific Coast (See Note 3 to Consolidated Financial Statements). Management believes it is more likely than not that the capital loss carryforwards will not be realized in future tax returns to reduce taxes payable because those carryforwards may only be deducted to the extent of future capital gains. Therefore, a valuation allowance was provided in the 1999 tax provision to reduce the carrying value of the related deferred tax asset.

The Company's consolidated federal net operating loss for fiscal 1999 was approximately $60 million which was substantially a result of discontinued operations. Of this amount, approximately $17 million will be carried back to reduce income taxes payable for prior periods. Primarily as a result of the net operating loss carryback, the Company expects to receive a tax refund of approximately $14 million, during fiscal 2000. The remaining $43 million will be carried forward and may be used to reduce taxes due in future periods for up to 20 years. Management believes that the Company will generate sufficient taxable income from continuing operations in future periods to utilize the tax benefit of the net operating losses prior to their expiration. Other than the elimination of non-recurring losses from equity investments and start-up costs at the Company's Cartersville facility, both of which are expected to be achieved in fiscal 2000, no significant improvements in operating results of continuing operations are believed to be necessary in order to realize the tax benefit of the net operating loss carryforwards. However, realization of such benefits is somewhat dependent upon the Company's ability to complete the disposition of the SBQ business. If the SBQ business is not sold in the near term and its operating losses continue at the levels experienced in recent years, the Company could be required to provide additional valuation allowances in the future.

In addition, the Company has state net operating loss carryforwards of approximately $73 million, the majority of which will expire in 15 years. The Company has provided a valuation allowance of $9.3 million in discontinued operations for state net operating loss and capital loss carryforwards which will most likely expire before being utilized. These loss carryforwards reside in states where the Company's only significant operations are SBQ operations, which are to be discontinued in fiscal 2000. Therefore, it is unlikely that the Company could generate sufficient taxable income allocable to those states in the future to realize the benefit of those loss carryforwards.

Results from Discontinued Operations

Net Sales

Net sales from discontinued operations in fiscal 1999 were $270.4 million, a decrease of 9.6% from $299.1 million reported in fiscal 1998. The decrease was primarily the result of decreased average selling prices, shipment volumes, lower selling prices across product lines and an unfavorable shift in product mix. In a concerted effort to reduce SBQ inventories during fiscal 1999, the Company increased production and shipments of lower priced industrial quality rod and bar products during fiscal 1999. The Company's average selling price for all special bar quality (SBQ) products was $420 per ton in fiscal 1999, compared with $451 per ton in fiscal 1998. In fiscal 1999, the SBQ division shipped 654,000 tons of high quality and industrial quality rod, bar and wire as compared to 662,000 tons in fiscal 1998.

Net sales in fiscal 1998 decreased 3.9% from $311.2 million in fiscal 1997. Substantially all of the decrease in 1998 net sales was attributable to declining selling prices. The average selling price for SBQ products was $451 per ton in fiscal 1998, down $13 per ton from $464 per ton in fiscal 1997. In fiscal 1998, the SBQ operations shipped 662,000 tons of SBQ products compared to 663,000 tons in fiscal 1997.

Cost of Sales

During fiscal 1999, the market price of SBQ product declined precipitously during the first half of the year. As a result of the Company's efforts to decrease its investment in inventory, total SBQ inventories declined by $39.6 million during the year. The liquidation of beginning inventories, which were carried at lower of FIFO cost or market at the beginning of the year significantly impacted SBQ margins in fiscal 1999. As a percent of net sales, cost of sales increased to 108.2% in fiscal 1999 from 97.4% in the prior year. The increase in cost of sales as a percent of net sales was primarily was due to the decrease in average selling prices and a slight increase in conversion costs. Conversion cost at the Company's SBQ rolling mill averaged $71 per ton in fiscal 1999 compared with $68 per ton in fiscal 1998. Average billet cost per ton increased to $364 in fiscal 1999, up $13 from $351 in fiscal 1998.

Conversion cost at the Company's SBQ facility averaged $68 per ton in fiscal 1998 compared with $69 per ton in fiscal 1997. Average billet cost per ton declined to $351 in fiscal 1998, down $8 from $359 in fiscal 1997.

Pre-operating/Start-up Costs

Pre-operating/start-up costs from discontinued operations were $37.9 million in fiscal 1999 compared with $32.9 million for fiscal 1998 and $3.9 million in 1997. Except for approximately $1.5 million in 1997, these costs were incurred to start-up the Company's Memphis, Tennessee melt shop, which began start-up operations in November 1997. In March 1999, the Memphis melt shop achieved a production run rate of 75% of capacity, which represents the operating level management believes is necessary to sustain break-even financial results for the Memphis operation. However, the facility was unable to sustain this run rate during the fourth quarter as a result of equipment problems and power curtailments. The Company has initiated a program to correct the equipment problems that are currently preventing the Memphis facility from achieving its production goals. The program will require capital expenditures of approximately $5 million, and should enable the Memphis facility to sustain a production level of at least 75% of capacity by January 2000.

Selling, General and Administrative Expenses ("SG&A")

SG&A expenses were $9.5 million in fiscal 1999, an increase of 114.4% from $4.4 million in fiscal 1998. The increase in SG&A is primarily due to additional personnel and other expenses related to the additional personnel and expenses at Memphis and the change as described above in recording of sales salaries, benefits, and expenses directly to the divisions instead of the corporate overhead allocation.

SG&A increased 40.2% in fiscal 1998 to $4.4 million from $3.2 million reported in fiscal 1997. The increase is due to additional personnel and other expenses related to the Memphis facility that started production in November 1997.

Other Income

In fiscal 1999, operating results of the SBQ operations included a gain of $2.2 million from the sale of real estate in Cleveland, Ohio. The gain was offset by a one time charge of $2.1 million to terminate a long-term raw materials purchase commitment with a third party supplier.

Liquidity and Capital Resources

Operating Activities

Net cash provided by operating activities of continuing operations was $122 million in fiscal 1999, compared with $86.4 million in fiscal 1998. Although the Company's continuing operations experienced a slight improvement in gross margin during fiscal 1999, cash provided by operating activities increased principally because of significant improvements in managing accounts receivable and inventory levels. Days sales outstanding in accounts receivable remained relatively stable in 1998 and 1999. In an effort to reduce borrowings under the Company's revolving credit facility, the Company implemented inventory reduction programs at each of its core mini-mills which were successful in reducing inventories by $41.9 million during fiscal 1999.

Investing Activities

Net cash flows used in investing activities of continuing operations were $48.8 million in fiscal 1999, compared with $59 million in the prior year. Expenditures related to capital projects increased to $121.8 million in fiscal 1999, versus $66.6 million in 1998, principally related to the completion of the mid-section mill and caster projects at Cartersville. The increased capital expenditures were offset in part from the proceeds of two sale-leaseback transactions involving equipment at Cartersville. The first involving equipment with a carrying value of $7.8 million, was completed in December 1998, while the second, involving equipment with a value of $67.3 million, was completed in June 1999. The Company expects capital expenditures will decrease substantially in fiscal 2000 to a normalized level of $20 to $30 million because the major capital improvement program at Cartersville is substantially complete. In fiscal 1998, cash used in investing activities from continuing operations included $30 million in proceeds from the sale of several idled facilities, property, plant and equipment and a 50% interest in Richmond Steel Recycling Limited. Fiscal 1998 cash used in investing activities also reflected a $15 million investment in Laclede Steel Company, which was written off in fiscal 1998.

In fiscal 1997, the Company made a $9.25 million investment in Pacific Coast, a 50% owned joint venture established to operate in southern California as a collector, processor and seller of scrap. On December 27, 1996, Pacific Coast purchased scrap processing assets from the estate of Hiuka America Corporation and its affiliates with an annual capacity of approximately 600,000 tons. Through June 30, 1999 the Company has invested approximately $29.4 million in Pacific Coast, including loans of approximately $20 million.

During fiscal 1999, the Company continually evaluated its investment in Pacific Coast in the context of current conditions in the Asian scrap export market as well as the ability of Pacific Coast to competitively participate in the domestic scrap market. After carefully reviewing its options, management and the Board of Directors determined that Pacific Coast was no longer a strategic fit for the Company's core mini-mill operations and decided not to continue its support of the operations. The Company then re-evaluated the carrying amount of its investment in light of the changed circumstances and concluded that it should be written down in the fourth quarter of fiscal 1999. The resulting $19.3 million provision for loss ($0.65 per share after tax) is reflected in "Loss from equity investments" within continuing operations in the Consolidated Statement of Operations.

Pacific Coast is utilizing a leased facility at the Port of Long Beach to export scrap. In connection with this venture, the Company has guaranteed 50% of Pacific Coast's obligations under an operating lease that requires Pacific Coast to pay annual rent of approximately $3.8 million through November 2019 (See Note 3 to the Consolidated Financial Statements).

On November 15, 1996, the Company entered into a Contribution Agreement with Atlantic Steel Industries, Inc. (Atlantic) and IVACO, Inc., the parent of Atlantic, pursuant to which the Company and Atlantic formed Birmingham Southeast, LLC (Birmingham Southeast), a limited liability company owned 85% by Birmingham East Coast Holdings, a wholly owned subsidiary of the Company, and 15% by a subsidiary of IVACO, Inc. On December 2, 1996, pursuant to the Contribution Agreement, the Company contributed the assets of its Jackson, Mississippi facility to Birmingham Southeast and Birmingham Southeast purchased the assets of Atlantic located in Cartersville, Georgia for $43.3 million in cash and assumed approximately $44.3 million in liabilities (See Note 12 to the Consolidated Financial Statements).

In fiscal 1999, cash used in investing activities of discontinued operations was $20.2 million as compared to $18.7 million in fiscal 1998.

In fiscal 1997, the Company and Georgetown Industries, Inc. (GII), formed
AIR, located in Convent, Louisiana. The joint venture produces direct reduced iron (DRI), which is used as a substitute for high grade. Construction of the DRI facility was funded by a $177 million non-recourse project financing arrangement, proceeds from a $8 million industrial revenue bond and initial equity investments of $20 million by the venture partners in fiscal 1998. The Company made additional equity investments of $3.75 million during fiscal 1999 and is contingently obligated to make up to $3.75 million in additional contributions.

The Company invested approximately $18.9 million in capital projects related to discontinued operations during fiscal 1999. The Company anticipates additional capital expenditures of approximately $5 million at Memphis prior to the disposal of the SBQ operations. Beyond these investments at Memphis, no further investments in the SBQ operations are currently planned.

Financing Activities

Net cash used in financing activities of continuing operations was $55.7 million in fiscal 1999, compared with cash provided by financing activities of continuing operations of $29 million in fiscal 1998. The Company's strategy of depleting inventory levels, coupled with the completion of the sale/leaseback transactions at Cartersville, enabled the Company to reduce outstanding borrowings under its Revolving Credit Agreement by $37.3 million and repay $10 million in short-term notes payable during fiscal 1999. On October 12, 1999, the Company reduced its quarterly cash dividend from $0.10 per share to $0.025 per share in response to changing economic conditions in the global steel industry and to conserve cash.

On January 23, 1997, the Company issued 1,000,000 additional shares of common stock from treasury in a public offering registered with the Securities and Exchange Commission. The proceeds of $19.2 million from the offering were used to partially fund the acquisition of the assets of Atlantic Steel Industries, Inc. (See Note 12 to the Consolidated Financial Statements).

In fiscal 1997 the Company completed a $26 million, 30 year tax-free bond financing at Memphis, to finance a portion of the Memphis expansion project.

At June 30, 1999, the Company was not in compliance with the interest coverage covenants pertaining its $150 million and $130 million Senior Notes, its $300 million Revolving Credit Agreement and letter of credit agreements underlying its capital lease and industrial revenue bond obligations. On October 12, 1999, the Company and its lenders executed amendments to the debt and letter of credit agreements. The amendments waived the pre-existing noncompliances, and modified the financial and other covenants to provide the Company with additional flexibility to meet its operating plan without violating the covenants in the future. The amendments also provide for increased interest rates payable to the banks and Senior Noteholders, security interests in substantially all of the Company's assets being granted to the lenders, and certain approval requirements with respect to the sale of the SBQ division. The Company also agreed to pay modifications fees of approximately $1.1 million. As a result of the increased interest rates applicable to the amended debt facilities, the expected debt levels for fiscal 2000 and the expected reduction in capitalized interest, the Company expects that total interest expense (continuing operations and discontinued operations) will increase $8 to $9 million over the fiscal 1999 level of $40.2 million. The Company expects to reflect an extraordinary loss on extinguishment of debt of approximately $1.3 million, or $0.04 per share, related to the debt restructuring in its financial results for the second quarter.

In addition, in the event that the Company is unable to sell the SBQ division by January 31, 2001, the Company will incur a 100 basis point increase in the interest rates under the Revolving Credit Agreement and each of the Senior Notes, which would be reduced to 50 basis points upon a subsequent sale of the SBQ division.

Based upon the current level of the Company's operations and current industry conditions, the Company anticipates that it will have sufficient resources to make all required interest and principal payments under the credit agreement and Senior Notes through December 15, 2001. However, the Company is required to make significant principal repayments on December 15, 2001 and, accordingly, may be required to refinance its obligations under the Revolving Credit Agreement and Senior Notes on or prior to such date. There can be no assurance that any such refinancing would be possible at such time, or, if possible, that acceptable terms could be obtained, particularly in view of the Company's high level of debt, the restrictive covenants under the financing agreements, the Company's obligations to AIR (discussed below) and the fact that substantially all of the Company's assets have been pledged to the banks and Senior Noteholders.

Under the Company's debt agreements, a change in a majority of the Company's Board of Directors including as a result of a contested proxy solicitation, such as is being waged by a dissident stockholder group, will give rise, among other things, to the acceleration of the Company's debt obligations and may, as a result, have a material adverse effect on the Company, its financial condition and its operations.

In the event of such a change in control, the Company would be required to make an offer to prepay its Senior Notes which, if accepted, would obligate the Company to pay 100% of their face amount ($280 million), plus accrued but unpaid interest, together with a make-whole amount of approximately $9.1 million. Under the terms of the Company's Revolving Credit Agreement, such a change in control would constitute an event of default, pursuant to which the lenders may declare the full amount of the outstanding principal and interest to be immediately due and payable. Following a change of control, in the absence of the forbearance or waiver of its Senior Noteholders and lenders, the Company might have to refinance its debt obligations. There can be no assurance that the Company could obtain such forbearances or waivers or that replacement financing could be obtained at a reasonable cost or an acceptable term. As of September 30, 1999, the Company had approximately $217 million in borrowings outstanding under its credit agreement.

Additional constraints on the Company's liquidity could occur as a result of the Company's obligations to purchase direct reduced iron (DRI) from AIR. Although the AIR project is financed on a non-recourse basis, both the Company and its joint venture partner have agreed to purchase AIR's DRI production during the term of the project financing. Pursuant to the DRI purchase commitment, the Company has agreed to purchase one-half of the output from the facility each year, if tendered (up to 600,000 metric tons per year). In addition, during the fourth quarter of fiscal 1999, AIR defaulted on $176.9 million of long-term project financing debt. The Company, AIR and the Company's joint venture partner are currently involved in discussions with AIR's lenders that could affect the timing or amount of AIR's debt service requirements over the remaining term of AIR's debt agreements, as well as the Company's obligations to AIR under the DRI purchase commitment.

Although the Company intends to dispose of its interest in AIR as a part of its overall plan of disposal for the SBQ division, the Company could remain obligated to purchase DRI from AIR beyond the disposal date. If the Company is unable to find a buyer to assume its obligations under the AIR purchase agreement and future market prices for DRI are less than the price the Company is obligated to pay, the Company will incur losses on future merchant DRI activities. On the other hand, if the market price of DRI increases to an amount that exceeds the price payable under the AIR agreements, the Company could generate future profits from merchant DRI activities. Such losses or profits will be reflected in continuing operations in future periods until such time as the Company is no longer obligated under the AIR agreements. Currently, the market price of DRI is approximately $30 per ton less than the price the Company is required to pay under the AIR purchase commitment. Assuming the Company continues to purchase DRI from AIR at its current level of approximately 300,000 metric tons per year and no change in the market price of DRI, the Company will absorb approximately $9 million per year in excess DRI costs. The Company is unable to predict whether, or how long, this situation will continue and thus is unable to predict the amount of future losses that may be incurred under the AIR purchase agreement.

In addition, pursuant to the agreements recently entered into with the Senior Noteholders, the Company is generally restricted from making payments to AIR in excess of the amounts presently required under its agreements relating to AIR and may be required, subject to certain exceptions set forth in the agreements with its Senior Noteholders, to obtain the approval of its Senior Noteholders to enter into an agreement to terminate or settle any of its obligations relating to AIR.

In July 1998, the Board authorized a stock repurchase program pursuant to which the Company may purchase up to 1.0 million shares of its common stock in the open market at prices not to exceed $20. As of December 24, 1998, the Company had purchased 476,700 shares of its stock pursuant to this program. The Company has no present intention to resume repurchase under the authorization in the near term and is prohibited from repurchasing shares under its amended long-term debt agreements.

Outlook

The success of the Company in the near term will depend, in large part, on the Company's ability to (a) minimize additional losses in its SBQ operations during the disposal period; (b) dispose of the SBQ operations (including its interest in AIR) within the time frame anticipated; and (c) realize sufficient proceeds from the sale of the SBQ business to enable the Company to reduce its debt and thus provide more operational flexibility. However, management's outlook for the continuing operations, which have proven profitable in recent years remains very positive. The Company expects to complete a successful start-up of the Cartersville facility in the third quarter of fiscal 2000 which will expand the Company's merchant product line and leverage melting capacity throughout the organization. With continued emphasis on a shift in product mix towards the higher margin merchant products, the Company expects to be able to improve operating results at its core mini-mills by increasing volumes, reducing costs and improving gross margins.

While the Company is confident of its ability to realize the benefits of the strategic restructuring plan, the level of benefits to be realized could be affected by a number of factors including, without limitations, (a) the Company's ability (i) to obtain any consents and approvals which may be required from its creditors to consummate the sale of the SBQ business, (ii) to find a strategic buyer or buyers willing to acquire the SBQ division and Pacific Coast at prices that fairly value the assets, and (iii) to operate the Company as planned in light of the highly leveraged nature of the Company, and (b) changes in the condition of the steel industry in the United States.

Compliance with Environmental Laws and Regulations

The Company is subject to federal, state and local environmental laws and regulations concerning, among other matters, waste water effluents, air emissions and furnace dust management and disposal. Company management is highly conscious of these regulations and supports an ongoing program to maintain the Company's strict adherence to required standards. The Company believes that it is currently in compliance with all known material and applicable environmental regulations.

Year 2000

The following Year 2000 discussion is provided in response to the Securities and Exchange Commission's interpretive statement expressing it's view that public companies should include detailed discussion of Year 2000 issues in the MD&A section of their public filing.

The Company has completed the major portions of an organized program that was started in 1997 to assure the Company's information technology systems and related infrastructure will be Year 2000 compliant. The Company has divided its Year 2000 issues into five areas including: (1) business systems at corporate headquarters, (2) business systems at the Cleveland, Ohio operation, (3) infrastructure systems at all locations, (4) manufacturing systems at all locations, and (5) facility and support systems at all locations. (The Company includes certain systems which might not be considered as IT systems, such as phone switches and certain safety systems, in the facility and support systems area of the Year 2000 project). The Company's Year 2000 program includes three phases: (1) an audit and assessment phase designed to identify Year 2000 issues;
(2) a modification phase designed to correct Year 2000 issues (this phase includes testing of individual modifications as they are installed); and (3) a testing phase to test entire systems for Year 2000 compliance after individual modifications have been installed and tested. A dedicated Year 2000 project manager has been assigned to this project for over two years. Project teams have been assembled for each area, specific responsibilities have been identified and specific time lines have been prepared for the activities to take place within each area of the project. Senior management receives monthly updates on the progress against the time lines for each strategic area.

The Company has completed Y2K testing of it's business systems. The Company completed the audit, assessment, and where required, modifications to its business systems software in December 1998. The Company then completed comprehensive testing of the business systems at both the corporate headquarters and at the Cleveland, Ohio operation in January 1999. The upgraded and Y2K tested business systems software was placed into daily production usage at both corporate headquarters and at the Cleveland, Ohio operation in February, 1999.

The Company had completed the second phase of its program (modifications and testing) for the majority of the infrastructure systems, manufacturing systems, facility and support systems as of June 30, 1999, leaving six months of contingency time before the December 31, 1999 deadline for completion of Year 2000 modifications of these systems. Appropriate systems testing will be conducted during the first quarter of fiscal 2000 and problems which are identified will then be corrected. Certain minor applications, including desktop computer software, payroll application operating systems and hardware, limited manufacturing systems and other ancillary applications continue to require modification and testing.

Management has determined that the costs for correction of the Year 2000 issues, including any software and hardware changes (but excluding any hardware systems that would have been replaced in any event) and the cost of personnel involved in working on this project, will be less than $3 million. The Company estimates that 80% of the costs have been spent to date. The Year 2000 upgrades are being funded out of the normal operating funds, and account for less than 25% of the Company's IT budget.

The Company's Year 2000 program also included investigation of major vendors' and customers' Year 2000 readiness. The Company used questionnaires, letters and protocols to determine its vendors' and customers' Year 2000 readiness. The Company has contacted, for example, energy and scrap vendors and its phone and data line service vendors to determine their Year 2000 compliance status. If any such vendors indicate that they will not be Year 2000 compliant, the Company will develop contingency plans to address the issue, which may include changing vendors. In addition, the Company has contacted significant customers to determine their progress towards Year 2000 compliance and to identify issues, if any, which might develop because of customers' failure to be prepared for Year 2000 issues. In the event issues are identified, the Company expects to try to develop procedures to permit the Company to continue to supply the customer involved despite the Year 2000 issues. The Company has been assured by its key financial institutions that they are Year 2000 compliant.

The Company is nearing completion of its Y2K compliance project and management of the Company believes it has an effective program in place to resolve the few remaining year 2000 issues in a timely manner. In the event that the Company does not complete the remaining tasks, the Company could experience problems that could result in the temporary interruption of production at some of the steel making facilities. In addition, disruptions in the economy generally resulting from Year 2000 issues could also materially adversely affect the Company. The Company could be subject to litigation for computer systems product failure, for example, failure to properly date business records. The amount of the potential liability and lost revenue cannot be reasonably estimated at this time.

The Company has completed the development of a Year 2000 contingency plan for its business systems. The plan involves, among other actions, manual workarounds, increasing inventories and adjusting staffing strategies.

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

Risk Factors That May Affect Future Results;  Forward Looking Statements

This annual report includes forward-looking statements based on our current expectations and projections about future events, including: market conditions; future financial performance and potential growth; effect of indebtedness; future cash sources and requirements, including expected capital expenditures;

competition and production costs; strategic plans, including estimated proceeds from and the timing of asset sales including the sale of the SBQ division; and the Company's interests in AIR and Pacific Coast; environmental matters and liabilities; possible equipment losses; Year 2000 issues; labor relations; and other matters.

These forward-looking statements are subject to a number of risks and uncertainties, including those identified in Exhibit 99.1 to this Annual Report on Form 10-K (which is incorporated herein by reference), which could cause our actual results to differ materially from historical results or those anticipated and certain of which are beyond our control. The words "believe," "expect," "anticipate" and similar expressions identify forward-looking statements. All forward-looking statements included in this document are based upon information available to the Company on the date hereof, and the Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. It is important to note that the Company's actual results could differ materially from those described or implied in such forward-looking statements. Moreover, new risk factors emerge from time to time and it is not possible for the Company to predict all such risk factors, nor can the Company assess the impact of all such risk factors on its business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those described or implied in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

ITEM 7A.  QUANTITATIVE AND QUATLITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Sensitive Instruments

The Company is exposed to market risk from financial instruments that could occur upon adverse changes in interest rates (principally U.S. treasury and prime bank rates). In order to manage this risk, the Company attempts to maintain a balance between fixed and variable rate debt. The Company does not currently use derivative financial instruments. At June 30, 1999, the Company had fixed-rate long-term debt with a carrying value of $281.4 million and variable rate borrowings of $240.1 million outstanding. Assuming a hypothetical 10% adverse change in interest rates with no change in the average or outstanding amounts of long-term debt, the fair value of the Company's fixed rate debt would decrease by $10.0 million. (However, the Company does not expect that those debt obligations could be settled or repurchased in the open market at the lower amount in the ordinary course of business.) The Company also would incur an additional $1.3 million in interest expense per year on variable rate borrowings. These amounts are determined by considering the impact of the hypothetical change in interest rates on the Company's cost of borrowing. The analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the Company's financial structure.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         BIRMINGHAM STEEL CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                     (in thousands, except per share data)

                                                                                         June 30,
                                                                    -----------------------------------------------
                                                                              1999                    1998
                                                                    -----------------------------------------------
Assets
Current assets:
 Cash and cash equivalents                                                  $     935              $      902
 Accounts receivable, net of allowance for doubtful accounts of
  $586 in 1999 and $1,370 in 1998                                              72,047                  93,023

 Inventories                                                                  100,330                 142,246
 Deferred income taxes                                                         27,318                   2,276
 Other                                                                         24,701                  24,710
 Net current assets of discontinued operations                                 45,558                  87,133
                                                                    -----------------------------------------------
  Total current assets                                                        270,889                 350,290

Property, plant and equipment:
 Land and buildings                                                           171,089                 136,546
 Machinery and equipment                                                      464,531                 419,009
 Construction in progress                                                      18,469                  57,579
                                                                    -----------------------------------------------
                                                                              654,089                 613,134
 Less accumulated depreciation                                               (214,527)               (182,132)
                                                                    -----------------------------------------------
  Net property, plant and equipment                                           439,562                 431,002

Excess of cost over net assets acquired                                        17,769                  19,897
Other                                                                          17,120                  30,071
Deferred income taxes                                                           7,638                       -
Net non-current assets of discontinued operations                             124,488                 326,755
                                                                    -----------------------------------------------
  Total assets                                                              $ 877,466              $1,158,015
                                                                    ===============================================

See accompanying notes.

                         BIRMINGHAM STEEL CORPORATION
                    CONSOLIDATED BALANCE SHEETS (CONTINUED)
                     (in thousands, except per share data)

                                                                                         June 30,
                                                                    -----------------------------------------------
                                                                              1999                    1998
                                                                    -----------------------------------------------
Liabilities And Stockholders' Equity
Current Liabilities:
 Notes payable and current portion of long-term debt                        $ 10,000               $   10,000
 Accounts payable                                                             61,144                   64,016
 Accrued payroll expenses                                                      8,026                   10,548
 Accrued operating expenses                                                    8,105                    8,514
 Other current liabilities                                                    16,636                   19,539
 Allowance for operating losses of discontinued operations                    56,544                        -
                                                                    -----------------------------------------------
  Total current liabilities                                                  160,455                  112,617

Deferred income taxes                                                              -                   47,922
Deferred liabilities                                                           9,167                    6,955
Long-term debt, less current portion                                         469,135                  516,439
Minority interest in subsidiary                                                7,978                   13,475

Stockholders' equity:
 Preferred stock, par value $.01; authorized: 5, 000 shares                        -                        -
 Common stock, par value $.01; authorized: 75,000 shares;
  issued: 29,836 in 1999 and 29,780 in 1998                                      298                      298

 Additional paid-in capital                                                  329,056                  331,859
 Treasury stock, 150 and 191 shares in 1999 and 1998,
  respectively, at cost                                                         (791)                  (2,929)

 Unearned compensation                                                          (718)                    (912)
 Retained earnings (deficiency)                                              (97,114)                 132,291
                                                                    -----------------------------------------------
  Total stockholders' equity                                                 230,731                  460,607
                                                                    -----------------------------------------------
   Total liabilities and stockholders' equity                               $877,466               $1,158,015
                                                                    ===============================================

See accompanying notes.

                         BIRMINGHAM STEEL CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (in thousands, except per share data)

                                                                                     Years Ended June 30,
                                                               -----------------------------------------------------------------
                                                                       1999                   1998                  1997
                                                               -----------------------------------------------------------------
Net sales                                                           $ 709,876                $836,875              $667,716

Cost of sales:
 Other than depreciation and amortization                             568,688                 689,347               555,684
 Depreciation and amortization                                         40,227                  37,954                32,739
                                                               -----------------------------------------------------------------
Gross profit                                                          100,961                 109,574                79,293

Pre-operating/start-up costs                                           12,854                   1,305                 6,730
Selling, general and administrative expense                            36,625                  44,214                33,492
Interest expense                                                       24,248                  17,261                11,906
                                                               -----------------------------------------------------------------
                                                                       27,234                  46,794                27,165

Other income, net                                                       9,930                  12,794                 4,704
Loss from equity investments                                          (24,563)                (18,326)               (1,566)
Minority interest in loss of subsidiary                                 5,497                   1,643                 2,347
                                                               -----------------------------------------------------------------

Income from continuing operations before income taxes                  18,098                  42,905                32,650
Provision for income taxes                                             14,814                  14,960                12,863
                                                               -----------------------------------------------------------------
Income from continuing operations                                       3,284                  27,945                19,787

Discontinued operations:
 Loss from discontinued operations, net of income tax
  benefit                                                             (54,337)                (26,316)               (5,370)
 Loss on disposal of SBQ business, including estimated
  losses during disposal period (net of income tax benefit
  of $78,704)                                                        (173,183)                     --                    --
                                                               -----------------------------------------------------------------
Net income (loss)                                                   $(224,236)               $  1,629              $ 14,417
                                                               =================================================================
Weighted average shares outstanding                                    29,481                 29,674                 29,091
                                                               =================================================================

Basic and diluted per share amounts:
  Income from continuing operations                                 $    0.11               $   0.94               $   0.68
  Loss on discontinued operations                                       (7.72)                 (0.89)                 (0.18)
                                                               -----------------------------------------------------------------
Net income (loss)                                                   $   (7.61)              $   0.05               $   0.50
                                                               =================================================================

See accompanying notes.

                         BIRMINGHAM STEEL CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (in thousands, except per share data)




                                                                         Years Ended June 30,
                                                                 -------------------------------------------
                                                                     1999           1998              1997
                                                                 -------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations                                $   3,284        $ 27,945        $  19,787
Adjustments to reconcile income from continuing operations
 to net cash provided by operating activities:
 Depreciation and amortization                                      40,227          37,954           32,739
 Provision for doubtful accounts receivable                            226              41               83
 Deferred income taxes                                              10,267             742            4,196
 Minority interest in loss of subsidiary                            (5,497)         (1,643)          (2,347)
 Gain on sale of equity interest in subsidiaries, idle                 (49)         (5,354)          (1,746)
  facilities and equipment
 Loss from equity investments                                       24,563          18,326            1,566
 Other                                                               2,168           4,035            2,451
 Changes in operating assets and liabilities, net of
  effects  from business acquisitions:
  Accounts receivable                                               20,750            (221)         (14,570)
  Inventories                                                       41,916          (7,432)         (14,160)
  Other current assets                                              (9,391)            596          (14,648)
  Accounts payable                                                  (2,872)          3,638            4,486
  Other accrued liabilities                                         (5,834)          6,730          (20,349)
  Deferred liabilities                                               2,212           1,022              327
                                                                 --------------------------------------------
  Net cash provided by (used in) operating activities of
   continuing operations                                           121,970          86,379           (2,185)

  Net cash provided by (used in) operating activities of
   discontinued operations                                           2,923         (37,750)          30,792
                                                                 --------------------------------------------
  Net cash provided by operating activities                        124,893          48,629           28,607

CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to property, plant and equipment                       (121,808)        (66,615)         (20,373)
 Proceeds from sale/leaseback                                       75,104               -                -
 Payment for business acquisition                                        -               -          (43,309)
 Proceeds from sale of equity investment in subsidiaries,
  property, plant and equipment and idle facilities                    839          29,832            5,567

 Equity investments                                                      -         (15,016)          (9,300)
 Increase in other non-current assets                               (2,958)         (7,239)         (12,522)
                                                                 --------------------------------------------
  Net cash used in investing activities of continuing
   operations                                                      (48,823)        (59,038)         (79,937)

  Net cash used in investing activities of discontinued
   operations                                                      (20,239)        (18,700)        (180,767)
                                                                 --------------------------------------------
  Net cash used in investing activities                            (69,062)        (77,738)        (260,704)

See accompanying notes.

                         BIRMINGHAM STEEL CORPORATION

                                (In thousands)

                                                                          Years Ended June 30,
                                                                 -------------------------------------
                                                                     1999             1998            1997
                                                                 -------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net short-term borrowings and repayments                       $   (10,000)     $    10,000      $       -
  Proceeds from issuance of long-term debt                                 -            1,500              -
  Borrowings under revolving credit facility                       1,993,941        2,056,773        771,785
  Payments on revolving credit facility                           (2,031,245)      (2,025,390)      (579,229)
  Stock compensation plan, net                                             3              358            310
  Purchase of treasury stock                                          (3,209)          (2,318)             -
  Issuance of treasury stock                                               -                -         19,188
  Cash dividends paid                                                 (5,169)         (11,871)       (11,661)
                                                                 -------------------------------------------
    Net cash provided by (used in) financing activities of
     continuing operations                                           (55,679)          29,052        200,393

    Net cash provided by (used in) financing activities of
     discontinued operations                                            (119)               -         26,000

Net cash provided by (used in) financing activities                  (55,798)          29,052        226,393
                                                                 -------------------------------------------

Net increase (decrease) in cash and cash equivalents                      33              (57)        (5,704)

Cash and cash equivalents at:
  Beginning of year                                                      902              959          6,663
  End of year                                                    $       935      $       902      $     959
                                                                 ============================================

SUPPLEMENTAL CASH FLOW DISCLOSURES:
  Cash paid during the year for:
    Interest (net of amounts capitalized)                        $    35,504      $    29,231      $  19,383
    Income taxes paid (refunded), net                                 (1,801)           6,132         13,808

See accompanying notes.

                         BIRMINGHAM STEEL CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS EQUITY
                     (In thousands, except per share data)

                                                           Years Ended June 30, 1999, 1998, and 1997
                                  ----------------------------------------------------------------------------------------------
                                     Common Stock   Additional     Treasury Stock                      Retained        Total
                                  ----------------    Paid-in  ---------------------     Unearned       Earnings    Stockholders'
                                    Shares  Amount    Capital    Shares     Amount    Compensation   (Deficiency)      Equity
                                  ----------------------------------------------------------------------------------------------
Balances at June 30, 1996           29,680  $  297  $331,430   (1,071)      $(21,148)    $(2,165)    $   139,777    $   448,191
Options exercised, net of
 tax benefit                            56       -       359       15            314        (541)              -            132

Public offering                          -       -      (650)   1,000         19,838           -               -         19,188
Reduction of unearned
compensation                             -       -         -        -              -       1,281               -          1,281

Net income                               -       -         -        -              -           -          14,417         14,417
Cash dividends declared,
 $.40 per share                          -       -         -        -              -           -         (11,661)       (11,661)
                                  ---------------------------------------------------------------------------------------------

Balances at June 30, 1997           29,736     297   331,139      (56)          (996)     (1,425)        142,533        471,548
Options exercised, net of
 tax benefit                            44       1       720       24            385        (261)              -            845
Purchase of treasury stock               -       -         -     (159)        (2,318)          -               -         (2,318)
Reduction of unearned
 compensation                            -       -         -        -              -         774               -            774

Net income                               -       -         -        -              -           -           1,629          1,629
Cash dividends declared,
 $.40 per share                          -       -         -        -              -           -         (11,871)       (11,871)
                                  ---------------------------------------------------------------------------------------------

Balances at June 30, 1998           29,780     298   331,859     (191)        (2,929)       (912)        132,291        460,607
Options exercised and shares
 issued (repurchased) under
 stock compensation plans, net          56       -      (108)      56            716        (615)              -             (7)

Purchase of treasury stock               -       -         -     (477)        (3,209)          -               -         (3,209)
Issuance of treasury shares
 to employee benefit plan                -       -    (2,695)     462          4,631           -               -          1,936

Reduction of unearned
 compensation                            -       -         -        -              -         809               -            809

Net loss                                 -       -         -        -              -           -        (224,236)      (224,236)
Cash dividends declared,
 $.175 per share                         -       -         -        -              -           -          (5,169)        (5,169)
                                  ---------------------------------------------------------------------------------------------
Balances at June 30, 1999           29,836  $  298  $329,056     (150)      $   (791)    $  (718)    $   (97,114)   $   230,731
                                  =============================================================================================

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1999, 1998 and 1997

1.  Description of the Business and Significant Accounting Policies

Description of the Business

Birmingham Steel Corporation (the Company) owns and operates facilities in the mini-mill sector of the steel industry. In addition, the Company owns equity interests in scrap collection and processing operations. From these facilities, which are located across the United States and Canada, the Company produces a variety of steel products including semi-finished steel billets, reinforcing bars and merchant products such as rounds, flats, squares, strips, angles and channels. These products are sold primarily to customers in the steel fabrication, manufacturing and construction business. The Company has regional warehouse and distribution facilities which sell its finished products.

In addition, the Company's SBQ (special bar quality) line of business, which is reported in discontinued operations (See Note 2), produces high-quality rod, bar and wire that is sold primarily to customers in the automotive, agricultural, industrial fastener, welding, appliance, and aerospace industries in the United States and Canada.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Equity Method of Accounting

Investments in 50% or less owned affiliates where the Company has substantial influence over the affiliate are accounted for using the equity method of accounting. Under the equity method, the investment is carried at cost of acquisition plus additional investments and advances and the Company's share of undistributed earnings or losses since acquisition. Reserves are provided where management determines that the investment or equity in earnings is not realizable.

Revenue Recognition

Revenue from sales of steel products is recorded at the time the goods are shipped or when title passes, if later.

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

Long-lived Assets and Depreciation

The Company recognizes impairment losses on long-lived assets used in operations, including allocated goodwill, when impairment indicators are present and the undiscounted cash flows estimated to be generated by those assets are less than their carrying values. Long-lived assets held for disposal are valued at the lower of carrying amount or fair value less cost to sell.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Property, plant and equipment are stated at cost, less accumulated depreciation. Depreciation is provided using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes. Estimated useful lives range from ten to thirty years for buildings and from five to twenty-five years for machinery and equipment.

Excess of Cost Over Net Assets Acquired

The excess of cost over net assets acquired (goodwill) is amortized on a straight-line basis over periods not exceeding twenty years. Accumulated amortization of goodwill applicable to continuing operations was approximately $8,947,000 and $6,819,000 at June 30, 1999 and 1998, respectively. Accumulated amortization of goodwill applicable to discontinued operations amounted to $8,932,000 and $7,339,000 at June 30, 1999 and 1998, respectively (See Note 2).
The carrying value of goodwill is reviewed if the facts and circumstances suggest that it may be impaired. If such review indicates that goodwill will not be recoverable based upon the undiscounted expected future cash flows over the remaining amortization period, the Company's carrying value of the goodwill is reduced by the excess of carrying value over fair value.

Income Taxes

Deferred income taxes are provided for temporary differences between taxable income and financial reporting income in accordance with FASB Statement 109, Accounting for Income Taxes.

Earnings per Share

Earnings per share are presented in accordance with FASB Statement No. 128, Earnings per Share. Basic earnings per share is computed using the weighted average number of outstanding common shares for the period. Diluted earnings per share is computed using the weighted average number of outstanding common shares and any dilutive equivalents. Options to purchase 1,061,000, 827,000 and 544,000 shares of common stock at average prices of $15.89, $17.21, and $16.99 per share were outstanding at June 30, 1999, 1998 and 1997, respectively, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares.

Pre-operating and Start-up Costs

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

Accounting Pronouncements

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (as amended by Statement No. 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133). This pronouncement, which becomes effective in fiscal 2002, is not expected to have a material effect on the Company's financial position or results of operations because the Company does not presently use derivatives or engage in hedging activities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

2.  Discontinued Operations

On August 18, 1999, the Board of Directors authorized management to sell the Company's SBQ operations, which includes rod, bar and wire facilities in Cleveland, Ohio; a high quality melt shop in Memphis, Tennessee; and the Company's 50% interest in American Iron Reduction, L.L.C. (AIR). The Company's decision to discontinue its SBQ operations was attributable to continuing financial and operational challenges which have required a major commitment of management and financial resources and have constrained the Company's financial flexibility while significantly increasing its debt. Immediately after the Board's authorization, the Company formalized its plan of disposal and authorized an investment banking firm to coordinate the efforts to effect the sale of the SBQ operations. The Company expects that the sale will be completed by May 2000. Accordingly, as required by APB Opinion 30 (as interpreted by EITF 95-18) the operating results of the SBQ line of business for fiscal 1999 and all prior periods presented herein have been restated and reported in discontinued operations in the accompanying financial statements.

As required by generally accepted accounting principles, the Company recorded a $173,183,000 estimated loss ($5.87 per share) on the sale of the SBQ operations, which included a $56,544,000 provision (pre-tax) for estimated losses during the expected disposal period. These charges are combined with the fiscal 1999 operating losses of the division ($54,337,000, net of income tax benefits) and presented as discontinued operations in the fiscal 1999 financial statements. The proceeds expected to be realized on the sale of the SBQ operations and the expected operating losses during the disposal period are based on management's estimates of the most likely outcome, considering, among other things, informal appraisals from the Company's investment bankers and the Company's knowledge of valuations for steel production assets. However, the actual amounts ultimately realized on sale and losses incurred during the expected disposal period could differ materially from the amounts assumed in arriving at the loss on disposal. To the extent actual proceeds or operating losses during the expected disposal period differ from the estimates that are reflected in the 1999 financial statements, the variance will be reported in discontinued operations in future periods.

Management expects to use the proceeds from the sale to: (a) settle its obligations under a lease agreement for equipment at the Memphis facility (approximately $74,000,000); (b) pay estimated transaction expenses ($8,000,000); and (c) retire industrial revenue bonds and other debt specifically associated with the SBQ assets ($42,224,000). The balance of the proceeds will be used to pay down a portion of the Company's other long-term debt.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Operating results of the discontinued SBQ operations were as follows (in thousands):

                                                            Years Ended June 30,
                                              ------------------------------------------------
                                                  1999               1998               1997
                                              ------------------------------------------------
Net sales                                       $270,398           $299,144           $311,233
Costs of sales                                   298,618            291,319            304,331
                                              ------------------------------------------------
     Gross profit (loss)                         (28,220)             7,825              6,902
Start-up costs                                    37,881             32,933              3,904
Selling, general and administrative
  expenses                                         9,501              4,431              3,178
Interest expense                                  11,016             11,747              8,289
Other income (expense)                             1,357              1,174                557
                                              ------------------------------------------------
Loss before income taxes                         (85,261)           (40,112)            (7,912)
Income tax benefit                               (30,924)           (13,796)            (2,542)
                                              ------------------------------------------------
Net loss                                        $(54,337)          $(26,316)          $ (5,370)
                                              ================================================

Start-up costs reflected in discontinued operations primarily represent excess production costs and other expenses, such as employee training, incurred at the Memphis facility, which began start-up operations in November 1997. Although the Memphis facility achieved a break-even production run rate in the month of March 1999, it has been unable to consistently sustain break-even production levels. Accordingly, its excess production and other start-up costs are shown separately in start-up costs in the preceding table.

Corporate overhead expenses, historically allocated and charged to the SBQ operations, were reversed and allocated back to continuing operations because those expenses were not considered to be directly attributable to discontinued operations. Expenses allocated back to continuing operations totaled $7,728,000 and $3,627,000 in fiscal 1997 and 1998, respectively. No corporate overhead expenses were allocated to discontinued operations in 1999. However, beginning July 1, 1998 the Company reorganized its executive management, sales and administration functions to more closely align the organization with the specific needs of each respective business unit. As a part of that realignment, management, sales, and administrative personnel were assigned to specific business units, including SBQ, and the costs associated with those personnel became direct expenses of their respective business units.

Interest expense attributable to discontinued operations includes interest on industrial revenue bonds and other debt specifically associated with the assets to be sold plus an allocation of interest on general corporate credit facilities. Interest on borrowings under the Company's general credit facilities is allocated to discontinued operations based on the ratio of net assets of the discontinued operations before long-term debt to total consolidated net assets before long-term debt, except that the total amount allocated is limited to the expected reduction in interest expense that will occur upon sale of the SBQ assets and the use of the sale proceeds to repay debt.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Assets and liabilities of the discontinued SBQ operations have been reflected in the consolidated balance sheets as current or non-current based on the original classification of the accounts, except that current liabilities are netted against current assets and non-current liabilities are netted against non-current assets. Net non-current assets also reflect a valuation allowance of $195,342,000 to recognize the estimated loss on disposal. The following is a summary of assets and liabilities of discontinued operations (in thousands):

                                                                             June 30,
                                                                   --------------------------
                                                                      1999            1998
                                                                   --------------------------
Current assets:
  Accounts receivable, net                                          $  32,414        $ 28,831
  Inventories                                                          61,471         101,030
  Other                                                                 1,303             980
 Current liabilities:
   Accounts payable                                                   (35,190)        (28,799)
   Other accrued expenses                                             (14,440)        (14,909)
                                                                   --------------------------
 Net current assets of discontinued operations                      $  45,558        $ 87,133
                                                                   ==========================

 Non-current assets:
   Property, plant and equipment, net of
     accumulated depreciation                                       $ 325,999        $326,493
   Goodwill and other non-current assets                               23,580          25,320
   Investment in American Iron Reduction, LLC                          13,889          17,998
   Provision for estimated loss on disposal
     of discontinued operations                                      (195,342)              -
 Non-current liabilities:
   Long-term debt                                                     (42,224)        (42,381)
   Other non-current liabilities                                       (1,414)           (675)
                                                                   --------------------------
 Net non-current assets of discontinued operations                  $ 124,488        $326,755
                                                                   ==========================

An accrual for the estimated (pre-tax) losses to be incurred during the expected disposal period of $56,544,000 is presented separately in the accompanying consolidated balance sheets for fiscal 1999. Such amount excludes corporate overhead, but includes approximately $13,800,000 of interest expense, which represents the amount allocable to the SBQ operations up to the estimated reduction in consolidated interest expense that is expected to occur upon receipt of the proceeds from the sale.

There are no material contingent liabilities related to discontinued operations, such as product or environmental liabilities or litigation, that are expected to remain with the Company after the disposal of the SBQ business.

American Iron Reduction, L.L.C.

Through June 30, 1999, the Company had made equity investments of $23,750,000 in AIR, a 50% owned joint venture that operates a direct reduced iron (DRI) facility in Convent, Louisiana. AIR commenced operations in January 1998. For financial reporting purposes, AIR is accounted for as an equity method investee. The Company recognizes its share of operating profits or losses of AIR as a component of cost of sales because AIR is a captive supplier of raw materials. Substantially all of the Company's DRI purchases from AIR are used at the Company's Memphis facility as a substitute for premium, low-residual scrap.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The Company intends to dispose of its investment in AIR as a part of its plan of disposal for the SBQ line of business. Accordingly, the Company's net investment in AIR and its share of AIR's operating results for all periods presented in the accompanying consolidated financial statements are included in discontinued operations.

Following is condensed financial information of AIR for the periods indicated (in thousands):

                                                              June 30,
                                                  -------------------------------
                                                        1999            1998
                                                  -------------------------------
Balance Sheet Data:
Current assets                                        $ 23,864        $ 39,431
Non-current assets                                     199,655         210,446
Current liabilities                                      8,768          29,019
Long-term debt ($178,908 in default at June 30,
 1999)                                                 184,908         184,908
Equity                                                  29,843          35,950

                                                       Years Ended June 30,
                                                  -------------------------------
                                                        1999            1998
                                                  -------------------------------
Statement of Operations Data:
Net sales                                             $ 32,455        $ 38,230
Gross profit (loss)                                      4,603             (61)
Net loss                                                (7,988)         (4,020)

Under the AIR Equity Contribution Agreement, the Company may be obligated to make additional equity investments in AIR of not more than $3,750,000.

In connection with AIR's project financing agreements, the Company has agreed to purchase 50% of AIR's annual DRI production, if tendered (up to 600,000 metric tons) at prices which are equivalent to AIR's total production cost (excluding depreciation and amortization but including debt service payments under AIR's project finance obligations). The Company's DRI purchases from AIR amounted to $43,683,000 (297,000 metric tons) and $24,178,000 (177,000 metric tons) in 1999 and 1998, respectively.

The fixed and determinable portion of the Company's DRI purchase commitment, representing 50% of AIR's debt service on project finance indebtedness through August 1, 2026, is scheduled as follows (in thousands):

Fiscal Year Ending June 30:

  2000                                      $  3,748
  2001                                        14,712
  2002                                        15,165
  2003                                        15,671
  2004                                        16,257
  Thereafter                                  81,423
                                            --------
                                            $146,976
                                            ========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The AIR project is financed on a non-recourse basis to the Company and the other venture partner, although the partners have agreed to purchase one-half of the output of the facility, if tendered. During the fourth quarter of fiscal 1999, AIR defaulted on $178,908,000 of non-recourse long-term project finance debt. The Company, AIR and the other venture partner are currently involved in workout discussions that could affect the timing or amount of AIR's debt service requirements over the remaining term of the debt agreements, as well as the Company's obligations under the DRI purchase agreement.

Although the Company intends to dispose of its interest in AIR as a part of its overall plan of disposal for the SBQ line of business, the Company could remain obligated to purchase DRI from AIR beyond the disposal date. If the Company is unable to find a buyer to assume its obligations under the AIR purchase agreement and future market prices for DRI are less than the price the Company is obligated to pay, the Company will incur losses on future merchant DRI activities. On the other hand, if the market price of DRI increases to an amount that exceeds the price payable under the AIR agreements, the Company could generate future profits from merchant DRI activities. Such losses or profits will be reflected in continuing operations in future periods until such time as the Company is no longer obligated under the AIR agreements. Currently, the market price of DRI is less than the price the Company is required to pay under the AIR agreements. Based on such current market prices, such losses would aggregate approximately $9,000,000 per year on a pre-tax basis, assuming the Company continues to purchase DRI at a normalized level of 300,000 metric tons per year. However, the Company is unable to predict whether, or how long, the current market pricing will continue and thus is unable to predict the amount of future losses that may be incurred under the AIR purchase agreement. Accordingly, no provision for estimated losses on future merchant DRI activities has been provided in the accompanying financial statements.

3.  Investment in Affiliated Companies

On September 24, 1997, the Company purchased approximately 25% of the outstanding shares of Laclede Steel Company (LCLD), a public company, for $14,953,000. Through June 30, 1998, the Company accounted for its investment in LCLD using the equity method. For the period from September 24, 1997 through June 30, 1998, the Company recognized $2,715,000 in losses on its investment in LCLD representing its share of LCLD's reported net loss for the period and amortization of the excess of the purchase price of the LCLD shares over the Company's proportionate interest in the net assets of LCLD. In June 1998, the Company determined that the remaining carrying amount of its investment in LCLD was impaired because, among other things: the market price of LCLD common shares had declined significantly since the Company made its investment; LCLD had continued to incur operating losses; and LCLD announced a restructuring plan that had a material effect on its financial position and future results of operations. Accordingly, the Company recognized a $12,383,000 impairment loss in the fourth quarter of fiscal 1998 to reduce the carrying amount of its investment. The loss is included in Loss from equity investments in the Consolidated Statements of Operations.

On September 18, 1996, the Company and an affiliate of Mitsui & Co., Ltd. formed Pacific Coast Recycling, LLC (Pacific Coast), a 50/50 joint venture established to operate in southern California as a collector, processor and seller of scrap. Through June 30, 1999, the Company has invested approximately $29,400,000 in Pacific Coast, including loans of $20,150,000, and has recognized losses of $4,930,000, $3,144,000, and $1,126,000 in fiscal 1999, 1998 and 1997, respectively, in applying the equity method. During fiscal 1999, the Company continually evaluated its investment in Pacific Coast in the context of current conditions in the Asian scrap export market as well as the ability of Pacific Coast to competitively participate in the domestic scrap market. After carefully reviewing its options, management and the Board of Directors determined that Pacific Coast was no longer a strategic fit for the Company's core mini-mill operations and decided not to continue its support of the operations. The Company then re-evaluated the carrying amount of its investment and concluded that it should be written down in the fourth quarter of fiscal 1999. The provision for loss of $19,275,000 is reflected in "Loss from equity investments" within continuing operations in the accompanying Consolidated Statements of Operations.

The Company has guaranteed 50% of Pacific Coast's obligations under an operating lease that requires Pacific Coast to pay annual rent of approximately $3,783,000 through November 2019.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The Company also owns a 50% interest in Richmond Steel Recycling Limited (RSR), a scrap processing facility located in Richmond, British Columbia, Canada, which is accounted for using the equity method.

The Company records its share of income and losses in equity investees on a one month lag. Investments in and advances to equity investees included in continuing operations have been reflected in other assets in the balance sheet and are as follows (in thousands):

                                                                    June 30,
                                                           --------------------------
                                                               1999          1998
                                                           --------------------------
Pacific Coast Recycling, LLC, net of provision of
    $19,275 in 1999                                          $     --       $ 23,605
Richmond Steel Recycling Limited                                4,015          4,352
                                                           --------------------------
                                                             $  4,015       $ 27,957
                                                           ==========================

The following condensed financial information of Pacific Coast has been derived from its financial statements for the periods indicated (data for RSR is not significant and therefore has not been presented) (in thousands):

                                                                    June 30,
                                                           --------------------------
                                                               1999          1998
                                                           --------------------------
Balance Sheet Data:
Current assets                                               $ 7,325        $13,136
Non-current assets                                            34,331         36,603
Current liabilities (including advances from the
 Company of $10,000 in 1999 and 1998)                         24,991         23,618
Non-current liabilities (including advances from the
 Company of $10,150 and $10,000 in 1999 and 1998,
 respectively)                                                21,537         21,872
Equity (deficit)                                              (4,872)         4,249

                                                                                                   Period from
                                                                                                  September 18,
                                                                                                1996 (inception)
                                                                Years Ended June 30,               to June 30,
                                                      -----------------------------------------------------------
                                                             1999                1998                1997
                                                      -----------------------------------------------------------
Statement of Operations Data:
Net sales                                                  $37,183             $65,644             $18,720
Gross profit                                                10,319              15,555               5,553
Net loss                                                    (9,122)             (7,044)             (3,707)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

4.  Inventories

Inventories as of June 30 were valued at the lower of cost (first-in, first-out) or market as summarized in the following table (in thousands):

                                                       Continuing Operations        Discontinued Operations
                                                    ---------------------------------------------------------
                                                        1999           1998           1999           1998
                                                    ---------------------------------------------------------
Raw materials and mill supplies                       $ 33,652       $ 45,020       $19,006        $ 16,413
Work-in-progress                                        13,986         17,833        26,942          66,492
Finished goods                                          52,692         79,393        15,523          18,125
                                                    ---------------------------------------------------------
                                                      $100,330       $142,246       $61,471        $101,030
                                                    =========================================================

5.  Capital Expenditures and Interest Expense

Capital expenditures, capitalized interest on qualifying assets under construction and total interest incurred for continuing and discontinued operations were as follows (in thousands):

                                                           Continuing        Discontinued       Consolidated
                                                           Operations         Operations            Total
                                                      ---------------------------------------------------------
Capital expenditures:
Fiscal 1999                                                 $121,808           $ 18,869             $140,677
Fiscal 1998                                                   66,615             79,952              146,567
Fiscal 1997                                                   20,373            176,607              196,980

Capitalized interest:
Fiscal 1999                                                 $  4,345           $    620             $  4,965
Fiscal 1998                                                    1,791              4,695                6,486
Fiscal 1997                                                    2,594              6,254                8,848

Total interest incurred:
Fiscal 1999                                                 $ 28,593           $ 11,636             $ 40,229
Fiscal 1998                                                   19,052             16,442               35,494
Fiscal 1997                                                   14,500             14,543               29,043

At June 30, 1999, the estimated costs to complete authorized projects under construction amounted to $12,126,000.

6.  Short-Term Borrowing Arrangements

The Company has a five year, unsecured Revolving Credit Agreement which provides for unsecured borrowings of up to $300,000,000 at variable market interest rates. Approximately $109,332,000 was available under this credit facility at June 30, 1999.

Under a line of credit arrangement for short-term borrowings, the Company may borrow up to $20,000,000 with interest at market rates mutually agreed upon by the Company and the lender. At June 30, 1999, $20,000,000 was available under this facility.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)


The following information relates to the Company's borrowings under short-term credit facilities (in thousands):

                                                                       Years Ended June 30,
                                                      --------------------------------------------------------
                                                              1999             1998                1997
                                                      --------------------------------------------------------
Maximum amount outstanding                                   $20,000         $35,000             $180,374
Average amount outstanding                                    14,780           9,951               79,956
Weighted average interest rate                                   5.9%            6.0%                 5.8%

7.  Long-Term Debt

Long-term debt consists of the following (in thousands):

                                                                                                 June 30,
                                                                                ---------------------------------------
                                                                                         1999                1998
                                                                                ---------------------------------------
Continuing Operations:
Senior Notes, $130,000 face amount; interest at 7.83% and 7.28% at
 June 30, 1999 and 1998, respectively, due in 2005                                     $130,000             $130,000

Senior Notes, $150,000 face amount; interest at 7.60% and 7.05% at
 June 30, 1999 and 1998, respectively, due in 2002 and 2005                             150,000              150,000

$300,000 Revolving line of credit, payable in 2002; weighted average interest of 6.88% and 6.40%at June 30, 1999 and 1998, respectively,
 payable in 2002                                                                        186,635              223,939

Capital lease obligations, interest rates principally ranging from 43%
 to 45% of bank prime, payable in 1999 and 2001                                          12,500               12,500
                                                                                ---------------------------------------
                                                                                        479,135              516,439
Less: current portion                                                                   (10,000)                   -
                                                                                ---------------------------------------
                                                                                       $469,135             $516,439
                                                                                =======================================
Discontinued Operations:
Promissory Note, interest at 5.0%, payable in installments through 2008                $  1,382             $  1,500
Industrial Revenue Bonds, interest rates principally ranging from 44%
 to 45% of bank prime, payable in 2025 and 2026                                          41,000               41,000
                                                                                ---------------------------------------
                                                                                         42,382               42,500
Less: current portion                                                                      (158)                (119)
                                                                                ---------------------------------------
                                                                                       $ 42,224             $ 42,381
                                                                                =======================================

The aggregate fair value of the Company's long-term debt obligations is approximately $495,067,000 compared to the carrying value of $521,517,000 at June 30, 1999. The fair value of the Company's fixed rate Senior Notes is estimated using discounted cash flow analysis, based on the new rates that will apply to the Senior Notes on the effective date of the amendments described below. The discounted present value calculation does not include prepayment penalties that might be paid under the debt agreements and thus prevent the Company from realizing any of the implied gain.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)


Future maturities of long-term debt are as follows (in thousands):

                                                Continuing            Discontinued           Consolidated
                                                Operations             Operations                Total
                                         ------------------------------------------------------------------
Fiscal Year Ending June 30:

  2000                                            $ 10,000               $   158                 $ 10,158
  2001                                                   -                    99                       99
  2002                                             215,135                   138                  215,273
  2003                                             105,500                   145                  105,645
  2004                                              29,500                   152                   29,652
  Thereafter                                       119,000                41,690                  160,690
                                         ------------------------------------------------------------------
                                                  $479,135               $42,382                 $521,517
                                         ==================================================================

At June 30, 1999 the Company was not in compliance with the interest coverage covenants pertaining to its $150,000,000 and $130,000,000 Senior Notes, its $300,000,000 Revolving Credit Agreement and letter of credit agreements underlying its capital lease and industrial revenue bond obligations. On October 13, 1999, the Company and its lenders executed amendments to the debt and letter of credit agreements. Among other things, the lenders and noteholders waived their right to call the debt as a result of the previously existing violations and agreed to amend the financial covenants. In return, the Company granted the lenders a security interest in substantially all assets of the Company and agreed to pay interest (described below) at higher rates. The Company also agreed to pay modification fees of approximately $1,100,000.

The new covenants require the Company to achieve varying levels of earnings before interest, taxes, depreciation and amortization (EBITDA) and fixed charge coverage ratios. In addition, quarterly dividend and all other restricted payments, as defined, are limited to the lesser of $750,000 or 50% of income from continuing operations. The covenants also restrict capital expenditures and establish minimum tangible net worth requirements. The amended Senior Note and Revolving Credit Agreements also require the Company to use the net proceeds from the sale of the SBQ business (See Note 2) to reduce its outstanding obligations under those agreements. In addition, in the event that the Company is unable to sell the SBQ division by January 31, 2001, the Company will incur a 100 basis point increase in the interest rates under the Revolving Credit Agreement and each of the Senior Notes, which would be reduced to 50 basis points upon a subsequent sale of the SBQ division.

Based upon the current level of the Company's operations and current industry conditions, the Company anticipates that it will have sufficient resources to make all required interest and principal payments under the credit agreement and Senior Notes through December 15, 2001. However, the Company is required to make significant principal repayments on December 15, 2001 and, accordingly, may be required to refinance its obligations under the Revolving Credit Agreement and Senior Notes on or prior to such date. There can be no assurance that any such refinancing would be possible at such time, or, if possible, that acceptable terms could be obtained, particularly in view of the Company's high level of debt, the restrictive covenants under the financing agreements, the Company's obligations to AIR (See Note 2) and the fact that substantially all of the Company's assets have been pledged to the banks and Senior Noteholders.

Following is a summary of significant provisions of the amended debt agreements.

Revolving Credit Agreement--As amended, the Revolving Credit Agreement continues to provide for maximum outstanding borrowings of $300,000,000 until maturity in March 2002, except that availability will be limited to $250,000,000 in October 1999, $260,000,000 in November 1999 and $270,000,000 in the month of December 1999. Availability under the facility will be reduced when and to the extent that proceeds from the sale of the SBQ business are applied to the outstanding balance due at the time of the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

sale. Interest will continue at variable rates based on either the London Interbank Offer Rate (LIBOR) or at the lenders' prime rates in effect from time to time. The spread for LIBOR base rate borrowings under the Revolving Credit Agreement will increase from 1% at June 30, 1999 to 2.25% for outstanding borrowings after the effective date of the amendment (2% for LIBOR based borrowings in excess of $235,000,000). The spread for prime rate borrowings will increase from .5% at June 30, 1999 to .75% for outstanding borrowings after the effective date of the amendment (.5% for prime rate borrowings in excess of $235 million).

Senior Notes--The weighted average interest rates on the Senior Notes, which remain fixed for the terms of the obligations, were increased 2.2% (versus the rates in effect at June 30, 1999) to 10.03% on the $130,000,000 Senior Notes and 9.8% on the $150,000,000 Senior Notes. Scheduled principal payments on the Senior Notes were not affected by the amendment, except that a portion of the net proceeds from the planned sale of the SBQ business must be applied to reduce the principal. As modified, the present value of the remaining payments due on the Senior Notes exceeds the present value of the scheduled debt service payments prior to the modification. Accordingly, for accounting purposes the modification of the Senior Note obligations will be accounted for as a debt extinguishment. The Company expects to incur an extraordinary loss on extinguishment of approximately $1,300,000, or $.04 per share, in its financial results for the second quarter of fiscal 2000.

Change in Control Provisions--Under the Company's debt agreements, a change in a majority of the Company's Board of Directors, including as a result of a contested proxy solicitation, such as is currently being waged by a dissident shareholder group, could give rise, among other things, to the acceleration of the Company's debt obligations and may, as a result, have a material adverse effect on the Company, its financial condition and its operations. In the event of such a change in control, the Company would be required to make an offer to prepay its Senior Notes which, if accepted, would obligate the Company to pay 100% of their face amount ($280 million), plus accrued but unpaid interest, together with a "make-whole" amount of approximately $9.1 million. Under the terms of the Company's Revolving Credit Agreement, such a change in control would constitute an event of default, pursuant to which the lenders may declare the full amount of the outstanding principal and interest to be immediately due and payable.

Following a change in control, in the absence of the forbearance or waiver from its Senior Noteholders and lenders the Company might have to refinance its debt obligations. There can be no assurance that the Company could obtain such forbearances or waivers or that replacement financing could be obtained at a reasonable cost or an acceptable term.

In addition, a change in control of a majority of the Board of Directors of the Company could trigger the payment of approximately $15,441,000 to key officers and employees under the Company's Executive Severance Plan assuming the employment of such officers and employees were terminated following such a change in control.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

8.  Commitments

The Company leases office space and certain production equipment under operating lease agreements. Following is a schedule by year of future minimum rental payments, net of minimum rentals on subleases, required under operating leases that have initial lease terms in excess of one year (in thousands):

                                                           Continuing        Discontinued      Consolidated
                                                           Operations         Operations          Total
                                                          -------------------------------------------------
Fiscal Year Ending June 30,
    2000                                                     $12,668           $ 7,274             $ 19,942
    2001                                                      12,132             7,063               19,195
    2002                                                      12,071             6,897               18,968
    2003                                                      11,980             6,791               18,771
    2004                                                      11,282             6,706               17,988
    Thereafter                                                36,877            63,033               99,910
                                                          -------------------------------------------------
                                                             $97,010           $97,764             $194,774
                                                          =================================================

Rental expense under operating lease agreements charged to continuing operations was $1,931,000, $681,000, and $866,000 in fiscal 1999, 1998 and 1997, respectively. Rental expense charged to discontinued operations was $7,135,000, $3,306,000, and $289,000 during those same periods.

The Company has a fifteen year operating lease on production equipment in the Memphis melt shop. Future minimum lease payments required by the lease are reflected in the preceding table under discontinued operations. The Company has options to purchase the equipment both prior to and at the end of the lease for amounts that are expected to approximate fair market value at the exercise date of the options. The remaining lease obligation is expected to be either settled or assumed by the buyer in connection with the disposal of the SBQ operations (See Note 2).

In fiscal 1999, the Company executed two sale/leaseback transactions with respect to equipment at the Cartersville facility. Total proceeds from the sale/leaseback transactions were $75,104,000, which approximated the fair value of the equipment at the dates of the transactions. The Company has options to purchase the equipment both prior to and at the end of the lease terms, which range from eight to ten years, for amounts that are expected to approximate fair market value at the exercise date of the options.

Under a 1995 contract with Electronic Data Systems (EDS), an information management and consulting firm, the Company is obligated to pay $4,935,000 per year through 2005 for information systems development, technical support and consulting services.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

9.  Income Taxes

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows (in thousands):

                                                                                    June 30,
                                                                          -----------------------------
                                                                              1999             1998
                                                                          -----------------------------
Deferred Tax Liabilities:
    Tax depreciation in excess of book depreciation                          $(87,081)        $(70,092)
Deferred Tax Assets:
    Allowance for loss on disposal of discontinued operations                  60,214
    Allowance for operating losses of discontinued operations                  21,478                -
    Federal net operating loss carryforwards                                   15,144                -
    State net operating loss carryforwards                                      3,742                -
    AMT credit carryforwards                                                    7,988            7,455
    Deferred compensation                                                       3,339            2,878
    Worker's compensation                                                       1,155            1,771
    Inventories                                                                 2,415            2,118
    Equity investments                                                         17,157            4,168
    Other, net                                                                  6,754            6,056
                                                                          ----------------------------
    Gross deferred tax assets                                                 139,386           24,446
    Less valuation allowance                                                  (17,349)               -
                                                                          ----------------------------
    Deferred tax assets                                                       122,037           24,446
                                                                          ----------------------------
    Net deferred tax asset (liability)                                       $ 34,956         $(45,646)
                                                                          ============================

Balance Sheet Classification:
    Current asset                                                            $ 27,318         $  2,276
    Non-current asset (liability)                                               7,638          (47,922)
                                                                          ----------------------------
                                                                             $ 34,956         $(45,646)
                                                                          ============================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The provisions for income taxes consisted of the following (in thousands):

                                                                        Years Ended June 30,
                                                              ----------------------------------------
                                                                  1999           1998          1997
                                                              ----------------------------------------
Continuing operations:
    Current:
       Federal                                                  $     662       $ 13,234       $ 7,236
       State                                                        3,885            984         1,431
                                                              ----------------------------------------
                                                                    4,547         14,218         8,667
    Deferred:
       Federal                                                     12,005          1,126         3,300
       State                                                       (1,738)          (384)          896
                                                              ----------------------------------------
                                                                   10,267            742         4,196
                                                              ----------------------------------------
                                                                $  14,814       $ 14,960       $12,863
                                                              ========================================
Discontinued operations:
    Current                                                     $ (18,759)      $ (6,801)      $(2,689)
    Deferred                                                      (90,869)        (6,995)          147
                                                              ----------------------------------------
                                                                $(109,628)      $(13,796)      $(2,542)
                                                              ========================================

The provisions for income taxes applicable to continuing operations differ from the statutory tax amounts as follows (in thousands):

                                                                        Years Ended June 30,
                                                              ----------------------------------------
                                                                  1999           1998          1997
                                                              ----------------------------------------
Tax at statutory rates during the year                          $   6,334       $ 14,588       $11,101
State income taxes, net                                               459            387         1,512
Amortization of non-deductible goodwill                               125            122           158
Valuation allowance for capital loss carryforwards                  8,045              -             -
Other                                                                (149)          (137)           92
                                                              ----------------------------------------
                                                                $  14,814       $ 14,960       $12,863
                                                              ========================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following table reconciles the income tax benefits applicable to discontinued operations to the federal statutory tax amounts (in thousands):

                                                                           Years Ended June 30,
                                                               1999                1998                1997
                                                         --------------------------------------------------------
Expected tax benefit at statutory rates during the            $(118,002)           $(13,638)            $(2,690)
 year
State income taxes, net                                          (9,557)               (305)               (309)
Non-deductible goodwill                                           8,583                 542                 542
Valuation allowance for state net operating loss
   carryforwards and capital loss carryforwards not
   expected to be realized                                        9,304                   -                   -
Other                                                                44                (395)                (85)
                                                         --------------------------------------------------------
                                                              $(109,628)           $(13,796)            $(2,542)
                                                         ========================================================

The Company's federal net operating loss for fiscal 1999 was approximately $60,000,000. Of this amount, $17,000,000 will be carried back to reduce taxes payable for prior periods. The remaining $43,000,000 will be carried forward, and may be used to reduce taxes due in future periods for up to 20 years. The alternative minimum tax credit carryforwards in the preceding table may be carried forward indefinitely. In addition, the Company has state net operating loss carryforwards of approximately $73,000,000, the majority of which will expire in 15 years.

Due primarily to the disallowance of a tax benefit related to capital loss carryforwards created by the 1999 write off of the Company's investment in Pacific Coast Recycling, the Company provided a valuation allowance in the tax provision applicable to continuing operations in the amount of $8,045,000. In addition, the Company provided a valuation allowance in the tax provision applicable to discontinued operations in the amount of $9,304,000 related primarily to state net operating loss carryforwards which will most likely expire before being utilized, because upon the disposal of the SBQ operations, the Company does not expect to have continuing operations in states where the carryforwards reside.

10.  Stock Compensation Plans

The Company has four stock compensation plans that provide for the granting of stock options, stock appreciation rights and restricted stock to officers, directors and employees. The exercise price of stock option awards issued under these plans equals or exceeds the market price of the Company's common stock on the date of grant. Stock options under these plans are exercisable one to five years after the grant date, usually in annual installments. No stock appreciation rights have been issued. In addition, the Company maintains a stock accumulation plan, which provides for the purchase of restricted stock, vesting in three years, to participants in lieu of a portion of their cash compensation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The status of the Company's stock compensation plans is summarized below as of June 30, 1999:

                                                                 Total Number of Options or Shares
                                                      --------------------------------------------------------
                                                                            Available for      Reserved for
                                                                           Future Grant or    Issuance Under
                                                          Authorized          Purchase           the Plan
                                                      --------------------------------------------------------
1986 Stock Option Plan                                        900,000                 --            134,399
1990 Management Incentive Plan                                900,000             83,950            517,000
1995 Stock Accumulation Plan                                  500,000            341,960            158,040
1996 Director Stock Option Plan                               100,000             64,000             36,000
1997 Management Incentive Plan                                900,000             29,439            870,561

The Company records stock-based compensation under the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB
25) and related Interpretations. An alternative method of accounting exists under FASB Statement No. 123, Accounting for Stock-Based Compensation, which requires the use of option valuation models; however, these models were not developed for use in valuing employee stock compensation awards. Under APB 25, because the exercise price of the Company's employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized for stock options. The Company recognizes compensation expense on grants of restricted stock and stock grants under the 1995 Stock Accumulation Plan based on the intrinsic value of the stock on the date of grant amortized over the vesting period. Total compensation expense recognized for stock-based employee compensation awards was $541,000, $721,000 and $747,000 in 1999, 1998 and 1997, respectively.

As required by Statement 123, the Company has determined pro forma net income and earnings per share as if it had accounted for its employee stock compensation awards using the fair value method of that Statement. The fair value for these awards was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

                                                               1999                1998             1997
                                                              ----------------------------------------------
Risk free interest rate                                        5.76%               5.38%             6.25%
Dividend yield                                                 2.48%               2.15%             1.96%
Volatility factor                                                60%                 54%               75%
Weighted average expected life:
  Stock options                                                5 years             5 years           5 years
  Restricted stock awards                                      4 years             4 years           4 years

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

1996. The Company's pro forma information follows (in thousands except for earnings per share information):

                                                                          Years Ended June 30,
                                                        ---------------------------------------------------------
                                                               1999                1998               1997
                                                        ---------------------------------------------------------
Pro forma:
  Income from continuing operations                            $   2,815           $27,377            $18,745
  Income per share from continuing operations                       0.10              0.92               0.64
  Net income (loss)                                             (224,705)            1,061             13,375
  Net income (loss) per share                                      (7.62)             0.03               0.46

A summary of the Company's stock option activity, and related information for the years ended June 30 is as follows:

                                       1999                           1998                           1997
                           -------------------------------------------------------------------------------------------
                                             Weighted                       Weighted                       Weighted
                               Number         Average         Number         Average         Number         Average
                                 of          Exercise           of          Exercise           of          Exercise
                              Options          Price         Options          Price         Options          Price
                           -------------------------------------------------------------------------------------------
Outstanding-
 beginning of year          1,009,165        $16.89           851,876       $16.35          445,212          $15.42
Granted                       964,000          5.95           258,000        18.50          543,000           16.70
Exercised                           -             -           (51,111)        9.45          (35,054)           8.85
Canceled                     (318,544)        14.23           (49,600)       16.70         (101,282)          16.62
                           ----------                      ----------                     ---------
Outstanding-end of
year                        1,654,621         10.99         1,009,165        16.89          851,876           16.35
                           ==========                      ==========                     =========
Exercisable at end
of year                       455,463         16.90           445,493        16.04          385,919           15.81
                           ==========                      ==========                     =========
Weighted-average
 fair value of options
 granted during year                         $ 2.86                         $ 8.28                           $ 9.71
                                             ======                         ======                           ======

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Summary information about the Company's stock options outstanding at June 30, 1999 is as follows:

                                                 Options Outstanding                   Options Exercisable
                                     -------------------------------------------    --------------------------
                                                      Weighted
                                                       Average       Weighted        Number of      Weighted
                                                     Contractual      Average         Options       Average
                                       Number of      Period in      Exercise                       Exercise
Range of Exercise Prices                Options         Years          Price                         Price
                                     -------------------------------------------------------------------------
$4.31 --$5.25                            706,000          9.49         $ 4.82                -             -
$9.08 --$11.08                           206,400          8.90           9.61            6,000        $ 9.08
$14.08 --$20.00                          739,721          5.78          17.18          446,963         16.92
$31.88                                     2,500          4.72          31.88            2,500         31.88
                                     -----------                                    ----------
$4.31--$31.88                          1,654,621          7.75          10.99          455,463         16.90
                                     ===========                                    ==========

In addition to the stock option activity presented in the preceding table, the Company granted 61,720, 7,550 and 24,500 shares of restricted stock in 1999, 1998 and 1997, respectively. The weighted average fair value of these awards was $7.35 in 1999, $15.93 in 1998 and $16.41 in 1997. The Company also issued
60,505, 30,187 and 25,989 shares in 1999, 1998 and 1997, respectively, under the Stock Accumulation Plan.

11.  Deferred Compensation and Employee Benefits

The Company maintains a defined contribution 401(K) plan that covers substantially all non-union employees. The Company makes both discretionary and matching contributions to the plan based on employee compensation and contributions. Company contributions charged to continuing operations amounted to $3,911,000, $2,911,000 and $2,272,000 in fiscal 1999, 1998 and 1997, respectively. Discontinued operations includes charges of $866,000, $577,000 and $662,000 related to the plan for those same periods.

Certain officers and key employees participate in the Executive Retirement and Compensation Deferral Plan (ERCDP), a non-qualified deferred compensation plan which allows participants to defer specified percentages of base and bonus pay, and provides for Company contributions. Under the new ERCDP agreements, the Company recognizes compensation costs as contributions become vested. Investment performance gains and losses on each participant's plan account result in additional compensation costs to the Company. To fund its obligation under this Plan, the Company has purchased life insurance policies on the covered employees. The Company's obligations to participants in the Plan are reported in deferred liabilities.

Other than the plans referred to above, the Company provides no postretirement or postemployment benefits to its employees that would be subject to the provisions of FASB Statements No. 106 or No. 112.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

12.  Business Acquisition

On November 15, 1996, the Company and Atlantic Steel Industries, Inc. (Atlantic) formed Birmingham Southeast, LLC (Birmingham Southeast), a limited liability company owned 85% by the Company and 15% by an affiliate of Atlantic. Upon formation of Birmingham Southeast on December 2, 1996 the Company contributed the assets of its Jackson, Mississippi facility to Birmingham Southeast, and Birmingham Southeast purchased the operating assets of Atlantic located in Cartersville, Georgia for $43,309,000 in cash and assumed liabilities approximating $44,257,000. The purchase price of the Cartersville, Georgia assets was allocated based on the fair value of the assets acquired and liabilities assumed as follows (in thousands):

  Current assets                                            $ 31,667
  Property, plant and equipment                               63,400
  Other non-current assets, primarily goodwill                 9,964
                                                        ------------
  Total assets acquired                                      105,031
  Fair value of liabilities assumed                          (44,257)
  Minority interest                                          (17,465)
                                                        ------------
  Total purchase price                                      $ 43,309
                                                        ============

13.  Contingencies

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

14.  Other Income

In fiscal 1998, the Company sold idle properties and equipment for approximately $26,900,000 and recognized (pre-tax) gains of approximately $5,200,000. The Company also received $4,400,000 in refunds from electrode suppliers in both 1999 and 1998 that related to electrodes purchased in prior years. These amounts are included in "other income, net" from continuing operations in the Consolidated Statements of Operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

15.  Products and Geographic Areas

Net sales to external customers, by product type and geographic area were as follows for the periods indicated (in thousands)

                                                               Years Ended June 30,
                                      --------------------------------------------------------------------
                                                1999                    1998                  1997
                                      --------------------------------------------------------------------
Continuing Operations:
 By Product Class:
  Reinforcing bar                                    $386,421                $439,160             $387,683
  Merchant products                                   283,942                 316,184              235,390
  Semi-finished billets                                27,610                  70,562               35,197
  Strand, mesh, and other                              11,903                  10,969                9,446
                                      --------------------------------------------------------------------
                                                     $709,876                $836,875             $667,716
                                      ====================================================================
 By Geographic Area
  United States                                      $672,034                $778,262             $619,401
  Canada                                               37,440                  57,961               47,958
  All others                                              402                     652                  357
                                      --------------------------------------------------------------------
                                                     $709,876                $836,875             $667,716
                                      ====================================================================

Discontinued Operations:
 By Product Class:
  High-quality rod, bar and wire                     $267,116                $296,774             $309,655
  High-quality semi-finished billets                    1,955                       -                    -
  Other                                                 1,327                   2,370                1,578
                                      --------------------------------------------------------------------
                                                     $270,398                $299,144             $311,233
                                      ====================================================================

 By Geographic Area
  United States                                      $266,310                $295,326             $308,680
  Canada                                                4,088                   3,818                2,553
                                      --------------------------------------------------------------------
                                                     $270,398                $299,144             $311,233
                                      ====================================================================

Substantially all of the Company's long-lived tangible assets are located in the continental United States. Revenues in the preceding table are attributed to countries based on the location of the customers. No single customer accounted for 10% or more of consolidated net sales.

16.  Shareholder Rights Plan

On January 16, 1996, the Company's Board of Directors adopted a shareholder rights plan. Under the plan, Rights to purchase stock, at a rate of one Right for each share of common stock held, were distributed to stockholders of record on January 19, 1996. The Rights generally become exercisable after a person or group (i) acquires 10% or more of the Company's outstanding common stock or (ii) commences a tender offer that would result in such a person or group owning 10% or more of the Company's common stock. When the Rights first become exercisable, a holder will be entitled to buy from the Company a unit consisting of one one-hundredth of a share of Series A Junior Participating Preferred Stock of the Company at a purchase price of $74. In the event that a person acquires 10% or more of the Company's common stock, each Right not owned by the 10% or more stockholder would become exercisable for common stock of the Company having a market value equal to twice the exercise price of the Right. Alternatively, after such stock acquisition, if the Company is acquired in a merger or other business combination or 50% or more of its assets or earning power are sold, each Right not owned by the 10% or more stockholder would become exercisable for common stock of the party which has engaged in a transaction with the Company having a market value equal to twice the exercise price of the Right. Prior to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

the time that a person acquires 10% or more of the Company's common stock, the Rights are redeemable by the Board of Directors at a price of $.01 per right. The Rights expire on January 16, 2006, except as otherwise provided in the plan.

                       SELECTED QUARTERLY FINANCIAL DATA
               (Unaudited; in thousands, except per share data)

                                                               1999 Quarters (1)
                                             ----------------------------------------------------
                                               First       Second          Third        Fourth
                                             ---------    ---------      ----------    ----------
Net sales                                    $ 207,502    $ 166,227      $  152,180    $  183,967
Gross profit                                 $  29,048    $  23,324      $   19,409    $   29,180
Pre-operating/start-up costs                 $   1,363    $   1,732      $    5,837    $    3,992
Income (loss) from continuing
  operations                                 $  10,926    $   7,849      $    1,887    $  (17,378) (3)
Loss from discontinued
  operations                                 $  (9,901)   $ (12,815)     $  (17,518)   $ (187,286) (2)
Net income (loss)                            $   1,025    $  (4,966)     $  (15,631)   $ (204,664) (2) (3)


Weighted average shares outstanding             29,488       29,254          29,509        29,674
                                             =========    =========      ==========    ==========

Basic and diluted per share
  amounts:
Income from continuing
  operations                                 $    0.37    $    0.27      $     0.06    $    (0.59)
Loss on discontinued operations                  (0.34)       (0.44)          (0.59)        (6.31)
                                             ---------    ---------      ----------    ----------

Basic and diluted earnings (loss)
  per share                                  $    0.03    $   (0.17)     $    (0.53)   $    (6.90)
                                             =========    =========      ==========    ==========

Cash dividends declared per
  share                                      $   0.100    $   0.025      $    0.025    $    0.025
                                             =========    =========      ==========    ==========

                     SELECTED QUARTERLY FINANCIAL DATA
            (Unaudited; in thousands, except per share data)
                                  (Continued)

                             ------------------------------------------------------------------
                                                       1998 Quarters (1)
                             ------------------------------------------------------------------

                                 First            Second             Third            Fourth
                             ------------      -----------        ------------      -----------
Net sales                    $    216,868      $   200,320        $    205,479      $   214,208
Pre operating/start-up
costs                        $        288      $       122        $        279      $       616
Gross profit                 $     28,299      $    24,295        $     26,693      $    30,287
Income (loss) from
 continuing
 operations                  $      9,299      $     8,572 (4)    $      6,092      $     3,982 (5)
Loss from discontinued
 operations                  $     (2,054)     $    (5,795)       $    (10,240)     $    (8,227)
Net income (loss)            $      7,245      $     2,777 (4)    $     (4,148)     $    (4,245)(5)


Weighted average shares
 outstanding                       29,685           29,710              29,654           29,647
                             ============      ===========        ============      ===========

Basic and diluted
 per share amounts:
Income from continuing
 operations                  $       0.31      $      0.29        $       0.21      $      0.13
Loss on discontinued
 operations                         (0.07)           (0.20)              (0.35)           (0.27)
                             ------------      -----------        ------------      -----------

Basic and diluted earnings
 (loss) per share            $       0.24      $      0.09        $      (0.14)     $     (0.14)
                             ============      ===========        ============      ===========

Cash dividends declared
 per share                   $       0.10      $      0.10        $       0.10      $      0.10
                             ============      ===========        ============      ===========

(1) The operating results of the SBQ line of business for fiscal 1999 and all prior periods presented herein have been restated and reported in discontinued operations. See Note 2 to the Consolidated Financial Statements.

(2) Reflects $173,183 loss on disposal of SBQ line of business, including estimated losses during the disposal period (net of income tax benefit of $78,704). See Note 2 to Consolidated Financial Statements

(3) Includes provision for loss of $19,275,000 on the Company's investment in Pacific Coast Recycling, LLC.

(4)  Includes $3,368 of pre-tax gains on sales of idle facilities and equipment.

(5) Includes the effect of (a) impairment loss on the investment in Laclede Steel Company -$12,383; (b) gain on sale of idle facility in Ballard, Washington -$1,857; and (c) settlements received from electrode suppliers - $4,414.

Report of Ernst & Young LLP, Independent Auditors


The Board of Directors and Shareholders
Birmingham Steel Corporation

We have audited the accompanying consolidated balance sheets of Birmingham Steel Corporation as of June 30, 1999 and 1998, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended June 30, 1999. Our audits also included the financial statement schedule listed in the index at Item 14 (a) 2. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. The 1999 and 1998 financial statements of Pacific Coast Recycling, LLC (a 50% owned joint venture), have been audited by other auditors whose report, which has been furnished to us, included an explanatory paragraph describing an uncertainty regarding the ability of Pacific Coast Recycling, LLC to continue as a going concern. Our opinion on the 1999 and 1998 consolidated financial statements and schedule, insofar as it relates to data included for Pacific Coast Recycling, LLC, is based solely on the report of the other auditors.

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

In our opinion, based on our audits and, for 1999 and 1998, the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Birmingham Steel Corporation at June 30, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                         /s/ Ernst & Young LLP

Birmingham, Alabama
September 15, 1999,
 except for Note 7, as to
 which the date is October 12, 1999

Independent Auditors' Report


The Members
Pacific Coast Recycling, LLC:

We have audited the balance sheets of Pacific Coast Recycling, LLC as of June 30, 1999 and 1998, and the related statements of operations, members' capital (deficit) and cash flows for the years ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pacific Coast Recycling, LLC as of June 30, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The financial statements have been prepared assuming that Pacific Coast Recycling, LLC will continue as a going concern. As discussed in note 3 to the financial statements, the Company has suffered recurring losses from operations, has a net capital deficiency and as of June 30, 1999, the members have stated that they will no longer provide letters confirming their continuing financial support of the Company. These parent companies provide a significant amount of the operations of the Company as described in note 9 to the financial statements. These circumstances raise substantial doubt about the entity's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ KPMG LLP


Los Angeles, CA
July 30, 1999

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information contained in Birmingham Steel Corporation's 1999 Proxy Statement, with respect to directors and executive officers of the Company, is incorporated herein by reference in response to this item.

ITEM 11.  EXECUTIVE COMPENSATION

The information contained in Birmingham Steel Corporation's 1999 Proxy Statement, with respect to directors and executive officers of the Company, is incorporated herein by reference in response to this item.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information contained in Birmingham Steel Corporation's 1999 Proxy Statement, with respect to directors and executive officers of the Company is incorporated herein by reference in response to this item.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

ITEM 14 (a) 1. INDEX TO CONSOLIDATED STATEMENTS COVERED BY REPORT OF INDEPENDENT AUDITORS

The following consolidated financial statements of Birmingham Steel Corporation are included in Item 8:

  Consolidated Balance Sheets - June 30, 1999 and 1998

  Consolidated Statements of Operations - Years ended June 30, 1999, 1998 and
  1997

  Consolidated Statements of Changes in Stockholders' Equity - Years ended June 30, 1999, 1998 and 1997

  Consolidated Statements of Cash Flows - Years ended June 30, 1999, 1998 and
  1997

  Notes to Consolidated Financial Statements - June 30, 1999, 1998 and 1997

  Report of Ernst & Young LLP, Independent Auditors

  Independent Auditors Report (KPMG LLP)

ITEM 14 (a) 2.  INDEX TO CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statement schedule is included in item 14
(d) of this report.

Form 10-K

Schedules          Description
---------      ---------------------------
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

ITEM 14 (b).  REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the fourth quarter ended June 30, 1999.

ITEM 14 (c)  EXHIBITS


Exhibit           Description of Exhibits

3.1 Restated Certificate of Incorporation of the Registrant (incorporated by reference from Form 8-A, Exhibit 2.2, filed November 16, 1986)

3.2 By-laws of the Registrant as amended on August 3, 1999 (incorporated by reference to Exhibit 3.1 from Current Report on Form 8-K filed August 11, 1999)

4.1 Birmingham Steel Corporation $130,000,000 Senior Note Purchase Agreement dated December 15, 1993 between the Registrant and the following group of investors: The Equitable Life Assurance Society of the U.S., The Guardian Life Insurance Company of America, Principal Mutual Life Insurance Company, The Travelers Indemnity Company, Jefferson-Pilot Life Insurance Company, Phoenix Home Life Mutual Life Insurance Company, American United Life Insurance Company, Canada Life Assurance Company, Canada Life Assurance Company of America, Canada Life Assurance Company of New York, Ameritas Life Insurance Corporation, Berkshire Life Insurance Company, Provident Mutual Life Insurance Company-CALIC, Provident Mutual Life Insurance Company of Philadelphia (incorporated by reference from Form 10-Q for quarter ended December 31, 1993, Exhibit 4.1)

4.1.1 First Amendment to $130,000,000 Senior Note Purchase Agreement dated October 18, 1996 (to be filed by amendment to this Form 10-K)

4.1.2 Second Amendment to $130,000,000 Senior Note Purchase Agreement dated December 14, 1998 (incorporated by reference to Exhibit 10.3 from Form 10-Q for quarter ended December 31, 1998)

4.1.3 Waiver and Third Amendment to $130,000,000 Senior Note Purchase Agreement dated as of October 12, 1999 (to be filed by amendment to this Form 10-K)

4.1.4 Amended and Restated $130,000,000 Senior Note Purchase Agreement dated as of October 12, 1999 (to be filed by amendment to this Form 10-K)

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

4.2.1 Amendment to $150,000,000 Senior Note Purchase Agreement dated December 14, 1998 (incorporated by reference to Exhibit 10.2 from Form 10-Q for quarter ended December 31, 1998)

4.2.2 Waiver and Second Amendment to $150,000,000 Senior Note Purchase Agreement dated as of October 12, 1999 (to be filed by amendment to this Form 10-K)

4.2.3 Amended and Restated $150,000,000 Senior Note Purchase Agreement dated as of October 12, 1999 (to be filed by amendment to this Form 10-K)

4.3 Letter from Birmingham Steel Corporation to Senior Noteholders dated October 13, 1999 (to be filed by amendment to this Form 10-K)*

4.4 Shareholder Rights Plan of Registrant (incorporated by reference from Form 8-K filed January 23, 1996)

4.5 Reimbursement Agreement, dated as of October 1, 1996, between Birmingham Steel Corporation and PNC Bank, Kentucky, Inc. (incorporated by reference from Form 10-Q for quarter ended December 31, 1996, exhibit 4.1)

10.1 1986 Stock Option Plan of Registrant, as amended (incorporated by reference from Registration Statement on Form S-8 (No. 33-16648), filed August 20, 1987)**

10.2 Amended and Restated Management Security Plan, effective January 1, 1994 (incorporated by reference from Form 10-K for year ended June 30, 1994, Exhibit 10.2)**

10.3 Steel Billet Sale and Purchase Master Agreement between American Steel & Wire Corporation and QIT-Fer et Titane, Inc. dated July 1, 1994 (incorporated by reference from Annual Report on Form 10-K for year ended June 30, 1995, Exhibit 10.3)

10.4 Supply Agreement, dated as of August 2, 1985, among MC Acquisition Corp., Birmingham Bolt Company, Inc., Magna Corporation, Contractors Material Co., Inc., and Hackney Steel Co., Inc. (incorporated by reference from Registrant Statement No. 33-945, Exhibit 10.6.3, filed November 20, 1985)

10.5 1989 Non-Union Employees' Stock Option Plan of the Registrant (incorporated by reference from a Registration Statement on Form S-8, Registration No. 33-30848, filed August 31, 1989, Exhibit 4.1)**

10.6 Restated Birmingham Steel Corporation 401(k) Plan restated as of January 1, 1990 (incorporated by reference from Post-Effective Amendment No. 1 to Form S-8, Registration No. 33-23563, filed July 12, 1990, Exhibit 4.1)**

10.7 Special Severance Benefits Plan of the Registrant (incorporated by reference from the Annual Report on Form 10-K for the Year ended June 30, 1989, Exhibit 10.12)**

10.8 Lease Agreement, as amended, dated July 13, 1993 between Torchmark Development Corporation and Birmingham Steel Corporation (incorporated by reference from Annual Report on Form 10-K for year ended June 30, 1993, Exhibit 10.12)

10.8.1 Third Amendment to Lease Agreement, dated November 30, 1993, between Torchmark Development Corporation and Birmingham Steel Corporation (incorporated by reference from Annual Report on Form 10-K for year ended June 30, 1997, Exhibit 10.8.1)

10.8.2 Fourth Amendment to Lease Agreement, dated June 13, 1994, between Torchmark Development Corporation and Birmingham Steel Corporation (incorporated by reference from Annual Report on Form 10-K for year ended June 30, 1997, Exhibit 10.8.2)

10.8.3 Fifth Amendment to Lease Agreement, dated September 6, 1995, between Torchmark Development Corporation and Birmingham Steel Corporation (incorporated by reference from Annual Report on Form 10-K for year ended June 30, 1997, Exhibit 10.8.3)

10.8.4 Sixth Amendment to Lease Agreement, dated April 11, 1997, between Torchmark Development Corporation and Birmingham Steel Corporation (incorporated by reference from Annual Report on Form 10-K for year ended June 30, 1997, Exhibit 10.8.4)

10.8.5 Seventh Amendment to Lease Agreement, dated April 11, 1997, between Torchmark Development Corporation and Birmingham Steel Corporation (incorporated by reference from Annual Report on Form 10-K for year ended June 30, 1997, Exhibit 10.8.5)

10.8.6 Eighth Amendment to Lease Agreement, dated April 11, 1997, between Torchmark Development Corporation and Birmingham Steel Corporation (incorporated by reference from Annual Report on Form 10-K for the year ended June 30, 1998, Exhibit 10.8.6)

10.9 1990 Management Incentive Plan of the Registrant (incorporated by reference from a Registration Statement on Form S-8, Registration No. 33-41595, filed July 5, 1991, Exhibit 4.1)**

10.10 1992 Non-Union Employees' Stock Option Plan of the Registrant (incorporated by reference from a Registration Statement on Form S-8, Registration No. 33-51080, filed August 21, 1992, Exhibit 4.1)**

10.11 Employment Agreement, dated January 5, 1996 between Registrant and Robert A. Garvey (incorporated by reference from Form 10-Q for quarter ended December 31, 1995 exhibit 10.1)**

10.11.1 Amendment to Employment Agreement, dated January 5, 1996 between Registrant and Robert A. Garvey dated August 10, 1998 (incorporated by reference from Annual Report on Form 10-K for year ended June 30, 1998
          Exhibit 10.11.1)**

10.11.2 Second Amendment to Employment Agreement, dated January 5, 1996 between Registrant and Robert A. Garvey dated September 20, 1999 *, **

10.12     Employment Agreement, dated May 11, 1999, between Registrant and Brian
          F. Hill*, **

10.12.1 Amendment to Employment Agreement, dated September 21, 1999, between Registrant and Brian F. Hill*, **

10.13 Employment Agreement, dated September 20, 1999, between Registrant and Kevin E. Walsh*, **

10.15 Stock Accumulation Plan of the Registrant (incorporated by reference from a Registration Statement on Form S-8, Registration No. 33-64069, filed November 8, 1995, Exhibit 4.1)**

10.16 Lease Agreement, dated January 7, 1997, between Torchmark Development Corporation and Birmingham Southeast LLC (incorporated by reference from Annual Report on Form 10-K for year ended June 30, 1998, Exhibit 10.13)

10.174 Director Stock Option Plan of the Registrant (incorporated by reference from Form 10-Q for quarter ended September 30, 1996, exhibit 10.1)**

10.18 Director Compensation Plan of the Registrant (to be filed by amendment to this Form 10-K)**

10.19     Amended and Restated Executive Severance Plan of the Registrant*, **

10.20 Chief Executive Officer Incentive Compensation Plan of the Registrant (incorporated by reference from Form 10-Q for quarter ended September 30, 1996, exhibit 10.2)**

10.21 Equity Contribution Agreement among American Iron Reduction, L.L.C., GS Technologies Operating Co., Inc., Birmingham Steel Corporation and Nationsbank, N.A., dated August 30, 1996 (incorporated by reference from Form 10-Q for quarter ended September 30, 1996, exhibit 10.3)

10.22 DRI Purchase Agreement between Birmingham Steel Corporation and American Iron Reduction, L.L.C., dated as of August 30, 1996 (incorporated by reference from Form 10-Q for quarter ended September 30, 1996, exhibit 10.4)

10.23 Operating Agreement between Birmingham Steel Corporation and Raw Material Development Co., Ltd., dated as of September 18, 1996 (incorporated by reference from Form 10-Q for quarter ended September 30, 1996, exhibit 10.5)

10.24 Asset Purchase Agreement, dated as of October 31, 1996, among Mitsui & Co., Ltd., R. Todd Neilson, as Chapter 11 Trustee for the bankruptcy estate of Hiuka America Corporation, All-Ways Recycling Company, B&D Auto & Truck Salvage, and Weiner Steel Corporation (incorporated by reference from Form 10-Q for quarter ended December 31, 1996, exhibit 10.1)

10.25 Contribution Agreement, dated as of November 15, 1996, among IVACO, Inc., Atlantic Steel Industries, Inc., Birmingham Steel Corporation and Birmingham Southeast, LLC (incorporated by reference from Current report on Form 8-K filed December 12, 1996)

10.26 $300 million Credit Agreement, dated as of March 17, 1997 by and among Birmingham Steel Corporation, as Borrower, the financial institutions party hereto and their assignees under section 12.5.(d), as Lenders, PNC Bank, National Association and The Bank of Nova Scotia, as Co-agents and Nationsbank, N.A. (South), as Agent and as Arranger (incorporated by reference from Form 10-Q for quarter ended March 31, 1997, exhibit 10.1)

10.26.1 First Amendment to Credit Agreement dated June 23, 1998 (incorporated by reference to Exhibit 10.2 from Current Report on Form 8-K filed September 30, 1999)

10.26.2 Second Amendment to Credit Agreement dated September 30, 1998 (incorporated by reference to Exhibit 10.1 from Form 10-Q for quarter ended December 31, 1998)

10.26.3 Third Amendment to Credit Agreement dated July 27, 1999 (incorporated by reference to Exhibit 10.4 from Current Report on Form 8-K filed September 30, 1999)

10.26.4 Fourth Amendment to Credit Agreement dated September 28, 1999 (incorporated by reference to Exhibit 10.5 from Current Report on Form 8-K filed September 30, 1999)

10.26.5 Fifth Amendment to Credit Agreement dated October 12, 1999 (to be filed by amendment to this Form 10-K)

10.26.6 Collateral Agency and Intercreditor Agreement dated October 12, 1999 (to be filed by amendment to this Form 10-K)

10.27 Executive Retirement and Compensation Deferral Plan of the Registrant (incorporated by reference from Annual Report on Form 10-K for year ended June 30, 1998, Exhibit 10.22)**

10.28 1997 Management Incentive Plan of the Registrant (incorporated by reference from a Registration Statement on Form S-8, Registration No. 333-46771, filed February 24, 1998, Exhibit 4.6).**

22.1      Subsidiaries of the Registrant*

23.1      Consent of Ernst & Young LLP, Independent Auditors*

23.2      Accountants' Consent (KPMG LLP)*

27        Financial Data Schedule*

99.1      Risk Factors that May Affect Future Operating Results*

*  Being filed herewith

** Denotes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.


ITEM 14 (d) FINANCIAL STATEMENTS

The list of financial statements and schedules referred to in Items 14(a)(1) and 14(a)(2) is incorporated herein by reference.

                          BIRMINGHAM STEEL CORPORATION
                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

                                                           Balance                                   Balance
                                                              at        Charged to                     at
                                                          Beginning       Costs                      End of
                                                           of Year     and Expenses    Deductions     Year
                                                        ---------------------------------------------------------
Year Ended June 30, 1999:
     Deducted from assets accounts:
        Allowance for doubtful accounts                    $1,838         $    367      $  998       $  1,207
        Provision for estimated losses for
        SBQ division during disposal period                     -           56,544           -         56,544
        Provision for estimated loss on
        disposal of discontinued operations                     -          195,342           -        195,342

                                                        -----------------------------------------------------
                                                           $1,838         $252,643      $  126       $253,093
                                                        =====================================================
Year Ended June 30, 1998:
     Deducted from assets accounts:
        Allowance for doubtful accounts                    $1,797         $  1,250      $1,209       $  1,838
                                                        -----------------------------------------------------
                                                           $1,797         $  1,250      $1,209       $  1,838
                                                        =====================================================
Year Ended June 30, 1997:
     Deducted from assets accounts:
        Allowance for doubtful accounts                    $1,554         $    543      $  300       $  1,797
                                                        -----------------------------------------------------
                                                           $1,554         $    543      $  300       $  1,797
                                                        =====================================================

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the Undersigned, thereunto duly authorized.

BIRMINGHAM STEEL CORPORATION


 /s/ Robert A. Garvey                  10/13/99
-----------------------------------------------
Robert A. Garvey                       Date
Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

 /s/ E. Mandell de Windt               10/13/99          /s/ Robert A. Garvey           10/13/99
-----------------------------------------------         ----------------------------------------
E. Mandell de Windt                     Date            Robert A. Garvey                 Date
Chairman - Executive Committee                          Chairman of the Board,  Chief
Director                                                  Executive Officer, Director
                                                          (Principal Executive Officer)


 /s/ Robert D. Kennedy                 10/13/99          /s/ C. Stephen Clegg           10/13/99
-----------------------------------------------         ----------------------------------------
Robert D. Kennedy                       Date            C. Stephen Clegg                 Date
Director                                                Director


 /s/ John H. Roberts                   10/13/99          /s/ E. Bradley Jones           10/13/99
-----------------------------------------------         ----------------------------------------
John H. Roberts                         Date            E. Bradley Jones                 Date
Director                                                Director


 /s/ William J. Cabaniss, Jr.          10/13/99          /s/ Richard de J. Osborne      10/13/99
-----------------------------------------------         ----------------------------------------
William J. Cabaniss, Jr.                Date            Richard de J. Osborne            Date
Director                                                Director


 /s/ Alfred C. DeCrane, Jr.            10/13/99          /s/ Kevin E. Walsh             10/13/99
-----------------------------------------------         ----------------------------------------
Alfred C. DeCrane, Jr.                  Date            Kevin E. Walsh                   Date
Director                                                Executive Vice President - Finance
                                                          Chief Financial Officer
                                                          (Principal Financial Officer and
                                                          Accounting Officer)