Form 10-K405/A
period 1999-06-30
BIRMINGHAM STEEL CORP
filed 1999-10-20
CIK 779334

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                                 United States
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                  FORM 10-K/A

                               (Amendment No. 1)
(Mark One)
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

   For the fiscal year ended June 30, 1999

                                        OR


[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934


   From the transition period from       to

                         Commission File Number 1-9820

                               ----------------

                         BIRMINGHAM STEEL CORPORATION
            (Exact Name of Registrant as Specified in its Charter)

                   Delaware                                   13-3213634
        (State or other jurisdiction of                    (I.R.S.Employer
        incorporation or organization)                  Identification Number)

      1000 Urban Center Drive, Suite 300
              Birmingham, Alabama                             35242-2516
   (Address of principal executive offices)                   (Zip Code)

                                (205) 970-1200
             (Registrant's telephone number, including area code)

                               ----------------

         Securities Registered pursuant to Section 12 (b) of the Act:

                                                         Name of Each Exchange
     Title of Each Class                                  on Which Registered
     -------------------                                 ---------------------
   Common Stock, par value                                  New York Stock
       $0.01 per share                                         Exchange

         Securities Registered pursuant to Section 12 (g) of the Act:

                                     NONE

                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  As of September 30, 1999, 29,732,615 shares of Common Stock of the registrant were outstanding. On such date the aggregate market value of shares (based upon the closing market price of the Company's Common Stock on the New York Stock Exchange on September 30, 1999) held by non-affiliates was $221,856,443. For purposes of this calculation only directors and officers are deemed to be affiliates.


-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of our Proxy Statement for the 1999 Annual Meeting of Stockholders are incorporated herein by reference in response to items 10 through 12 in
Part III of the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1999 originally filed on October 13, 1999.

                               EXPLANATORY NOTE

   The Registrant hereby amends its Annual Report on Form 10-K for the fiscal year ended June 30, 1999, previously filed on October 13, 1999, solely to include Exhibits 4.1.3, 4.1.4, 4.2.2, 4.2.3, 4.3, 10.18, 10.26.5 and
10.26.6 and to amend Part IV, Item 14(c) to reflect the inclusion of such Exhibits.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

ITEM 14 (c) EXHIBITS

 Exhibit                         Description of Exhibits
 -------                         -----------------------
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

 4.1.1   First Amendment to $130,000,000 Senior Note Purchase Agreement dated
         October 18, 1996 (to be filed by amendment)

 4.1.2   Second Amendment to $130,000,000 Senior Note Purchase Agreement dated
         December 14, 1998 (incorporated by reference to Exhibit 10.3 from Form
         10-Q for quarter ended December 31, 1998)

 4.1.3*  Waiver and Third Amendment to $130,000,000 Senior Note Purchase
         Agreement dated as of October 12, 1999

 4.1.4* Amended and Restated $130,000,000 Senior Note Purchase Agreement dated as of October 12, 1999

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

 4.2.1   Amendment to $150,000,000 Senior Note Purchase Agreement dated
         December 14, 1998 (incorporated by reference to Exhibit 10.2 from Form
         10-Q for quarter ended December 31, 1998)


 Exhibit                         Description of Exhibits
 -------                         -----------------------
 4.2.2*  Waiver and Second Amendment to $150,000,000 Senior Note Purchase
         Agreement dated as of October 12, 1999

 4.2.3* Amended and Restated $150,000,000 Senior Note Purchase Agreement dated as of October 12, 1999

 4.3*    Letter from Birmingham Steel Corporation to Senior Noteholders dated
         October 13, 1999

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

 10.8.3  Fifth Amendment to Lease Agreement, dated September 6, 1995, between
         Torchmark Development Corporation and Birmingham Steel Corporation
         (incorporated by reference from Annual Report on Form 10-K for year ended June 30, 1997, Exhibit 10.8.3)


 Exhibit                         Description of Exhibits
 -------                         -----------------------
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

 10.11.2 Second Amendment to Employment Agreement, dated January 5, 1996 between Registrant and Robert A. Garvey dated September 20, 1999
         (incorporated herein by reference to the same numbered exhibit previously filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1999, as filed on October 13, 1999) **

 10.12   Employment Agreement, dated May 11, 1999, between Registrant and Brian
         F. Hill (incorporated herein by reference to the same numbered exhibit previously filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1999, as filed on October 13, 1999) **

 10.12.1 Amendment to Employment Agreement, dated September 21, 1999, between
         Registrant and Brian F. Hill (incorporated herein by reference to the same numbered exhibit previously filed with the Registrant's Annual
         Report on Form 10-K for the fiscal year ended June 30, 1999, as filed on October 13, 1999) **

 10.13   Employment Agreement, dated September 20, 1999, between Registrant and
         Kevin E. Walsh (incorporated herein by reference to the same numbered exhibit previously filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1999, as filed on October 13, 1999) **

 10.15 Stock Accumulation Plan of the Registrant (incorporated by reference from a Registration Statement on Form S-8, Registration No. 33-64069, filed November 8, 1995, Exhibit 4.1)**

 10.16   Lease Agreement, dated January 7, 1997, between Torchmark Development
         Corporation and Birmingham Southeast LLC (incorporated by reference from Annual Report on Form 10-K for year ended June 30, 1998, Exhibit
         10.13)

 10.17 Director Stock Option Plan of the Registrant (incorporated by reference from Form 10-Q for quarter ended September 30, 1996, exhibit
         10.1)**

 10.18*  Director Compensation Plan of the Registrant**


 Exhibit                         Description of Exhibits
 --------                        -----------------------
 10.19    Amended and Restated Executive Severance Plan of the Registrant
          (incorporated herein by reference to the same numbered exhibit previously filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1999, as filed on October 13, 1999) **

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

 10.26.5* Fifth Amendment to Credit Agreement dated October 12, 1999

 10.26.6* Collateral Agency and Intercreditor Agreement dated October 12, 1999

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

 22.1 Subsidiaries of the Registrant (incorporated herein by reference to the same-numbered exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1999, as filed on October 13, 1999)

 Exhibit                         Description of Exhibits
 -------                         -----------------------

 23.1 Consent of Ernst & Young LLP, Independent Auditors (incorporated herein by reference to the same-numbered exhibit to the Registrant's
         Annual Report on Form 10-K for the fiscal year ended June 30, 1999, as filed on October 13, 1999)

 23.2 Accountants' Consent (KPMG LLP) (incorporated herein by reference to the same-numbered exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1999, as filed on October 13, 1999)

 27 Financial Data Schedule (incorporated herein by reference to the same-numbered exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1999, as filed on October 13, 1999)

 99.1 Risk Factors that May Affect Future Operating Results (incorporated herein by reference to the same-numbered exhibit to the Registrant's
         Annual Report on Form 10-K for the fiscal year ended June 30, 1999, as filed on October 13, 1999)

--------
*  Being filed herewith
** Denotes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the Undersigned, thereunto duly authorized.

                                          BIRMINGHAM STEEL CORPORATION

                                                  /s/ Robert A. Garvey
                                          By: _________________________________
                                                    Robert A. Garvey
                                          Chairman of the Board, President and
                                                           CEO
                                           (signing in his capacity as a duly
                                           authoried officer of the Registrant
                                                pursuant to Rule 12b-15)

                                                    October 19, 1999
                                          Date: _______________________________