Form 10-Q
period 1999-09-30
BIRMINGHAM STEEL CORP
filed 1999-11-16
CIK 779334

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549

                                 FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended September 30, 1999

                                       OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR
      15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from        to


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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 29,735,036
Shares of Common Stock of the registrant were outstanding at November 9, 1999.


                      PART I - FINANCIAL INFORMATION

ITEM 1 .  FINANCIAL STATEMENTS (UNAUDITED)

                           BIRMINGHAM STEEL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                               September 30,           June 30,
                                                    1999                  1999
                                                (Unaudited)            (Audited)
                                              --------------        ----------------
ASSETS
Current assets:
  Cash and cash equivalents                   $          978       $           935
  Accounts receivable, net of
    allowance for doubtful accounts
    $626 at September 30, 1999
    and $586 at June 30, 1999                         79,389                72,047
  Inventories                                        111,630               100,330
  Other current assets                                46,708                52,019
  Net current assets of discontinued
operations                                            73,155                45,558
                                              ---------------      ---------------
      Total current assets                           311,860               270,889

Property, plant and equipment                        659,285               654,089
  Less accumulated depreciation                     (224,524)             (214,527)
                                              ---------------      ---------------
Net property, plant and                              434,761               439,562
equipment

  Other non-current assets                            41,866                42,527
Net non-current assets of
  discontinued operations                            118,944               124,488
                                              ---------------      ---------------

        Total assets                          $      907,431       $       877,466
                                              ===============      ===============

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable and current portion of
    long-term debt                            $       10,000       $        10,000
  Accounts payable                                    67,409                61,144
  Accrued interest payable                             8,464                 1,375
  Accrued payroll expenses                             4,256                 8,026
  Accrued operating expenses                          11,311                 6,730
  Other current  liabilities                          19,914                16,636
  Allowance for operating losses of
     discontinued operations                          35,126                56,544
                                               --------------      ---------------

      Total current liabilities                      156,480               160,455

Deferred liabilities                                   9,508                 9,167
Long-term debt, less current portion                 499,091               469,135
Minority interest in subsidiary                        6,220                 7,978

Stockholders' equity:
  Common stock, par value $.01; authorized:
     75,000 shares; issued: 29,865 at
     September 30, 1999 and 29,536 at
     June 30, 1999                                       299                   298
  Additional paid-in capital                         329,202               329,056
  Treasury stock, 132 and 150 shares at
     September 30, 1999 and June 30, 1999,
     respectively, at cost                              (693)                 (791)
  Unearned compensation                                 (585)                 (718)
  Retained earnings (deficiency)                      (92,091)             (97,114)
                                               --------------      ---------------

      Total stockholders' equity                      236,132              230,731
                                               --------------      ---------------
          Total liabilities and
            stockholders' equity               $      907,431      $       877,466
                                               ==============      ===============


See accompanying notes.



                         BIRMINGHAM STEEL CORPORATION
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                           Three months ended September 30,
                                     ----------------------------------------
                                               1999                1998
                                           (Unaudited)         (Unaudited)
                                         ---------------     ---------------

   Net sales                              $    176,802        $     207,502

   Cost of sales:
     Other than depreciation and
       amortization                            137,919              168,789
     Depreciation and amortization              10,647                9,665
                                         -------------        -------------

     Gross profit                               28,236               29,048

   Pre-operating/start-up costs                  4,497                1,363
   Selling, general and admin expense           10,339                9,707
                                         -------------        -------------

       Operating income                         13,400               17,978

   Interest expense                              6,278                5,235
   Other income, net                               884                5,932
   Income/(Loss) from equity
     investments                                     8               (1,679)
   Minority interest in loss of
     subsidiary                                  1,758                  753
                                         -------------        -------------

   Income from continuing operations
     before income taxes                         9,772               17,749

   Provision for income taxes                    4,006                6,823
                                         -------------        -------------

   Income from continuing operations     $       5,766        $      10,926

   Loss from discontinued operations
     net of tax benefit of $7,497 and
     $6,082, in 1999 and 1998,
     respectively                                    -               (9,901)
                                         -------------        -------------

   Net Income                            $       5,766        $       1,025
                                         =============        =============

   Basic and diluted per share amounts:

   Income from continuing operations     $        0.19        $        0.37
   Loss on discontinued operations                   -                (0.34)
                                         -------------        -------------
   Net income per share                  $        0.19        $        0.03
                                         =============        =============
   Cash dividends declared per share              0.025                0.10


                            See accompanying notes.




                            BIRMINGHAM STEEL CORPORATION
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (In thousands)

                                                              THREE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                      ------------------------------------
                                                            1999                  1998
                                                        (Unaudited)           (Unaudited)
                                                      ---------------     ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Income from continuing operations                   $         5,766     $        10,926
  Adjustments to reconcile net
    income to net cash provided by
    (used in) operating activities:
      Depreciation and amortization                            10,647               9,665
      Minority interest in loss of subsidiary                  (1,758)               (753)
      Gain on sale of assets                                      (11)             (2,232)
      (Income)/Loss from equity investments                        (8)              1,679
      Other                                                       420               1,612
  Changes in operating assets and liabilities:
      Accounts receivable                                      (7,342)              5,703
      Inventories                                             (11,300)              6,210
      Other current assets                                      5,311               1,763
      Accounts payable                                          6,264              13,270
      Other accrued liabilities                                11,179              (1,695)
      Deferred liabilities                                        341                 150
                                                      ---------------     ---------------

      Net cash provided by operating
        activities of continuing operations                    19,509              46,298
      Net cash (used in) operating
        activities of discontinued operations                 (42,399)            (33,564)
                                                      ---------------     ---------------

      Net cash (used in) provided by
        operating activities                                  (22,890)             12,734

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment                   (5,232)            (29,178)
  Proceeds from sale of property                                   11               2,232
  Additions to other non-current assets                             -             (10,486)
  Reductions in other non-current assets                           47              11,747
                                                      ---------------     ---------------

      Net cash (used in) investing activities of
        continuing operations                                  (5,174)            (25,685)
      Net cash used in investing activities of
        discontinued operations                                (1,109)             (8,406)
                                                      ---------------     ---------------

      Net cash used in investing activities                    (6,283)            (34,091)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net short-term borrowings and repayments                         31             (10,000)
  Borrowings under revolving credit facility                  372,267             610,700
  Payments on revolving credit facility                      (342,342)           (571,742)
  Purchase of treasury stock                                        -              (2,734)
  Cash dividends paid                                            (742)             (2,953)
                                                      ---------------     ---------------

      Net cash provided by financing
        activities of continuing operations                    29,214              23,271
      Net cash provided by (used in) financing
        activities of discontinued operations                       2                (119)
                                                      ---------------     ---------------

      Net cash provided by financing activities                29,216              23,152
                                                      ---------------     ---------------

Net increase (decrease) in cash and cash equivalents               43               1,795

Cash and cash equivalents at:
  Beginning of period                                             935                 902
                                                      ---------------     ---------------

  End of period                                       $           978     $         2,697
                                                      ===============     ===============


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

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of the Company are prepared in accordance with generally accepted accounting principles ("GAAP") from interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim periods reflected herein are not necessarily indicative of the results that may be expected for full fiscal year periods.

The balance sheet at June 30, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1999.


2.  DISCONTINUED OPERATIONS

On August 18, 1999, the Board of Directors authorized management to sell the Company's SBQ operations, which includes rod, bar and wire facilities in Cleveland, Ohio; a high quality melt shop in Memphis, Tennessee; and the Company's 50% interest in American Iron Reduction, L.L.C. (AIR). The Company's decision to discontinue its SBQ operations was attributable to continuing financial and operational challenges which have required a major commitment of management and financial resources and have constrained the Company's financial flexibility while significantly increasing its debt. Immediately after the Board's authorization, the Company formalized its plan of disposal and authorized an investment banking firm to coordinate the efforts to effect the sale of the SBQ operations. The Company expects that the sale will be completed by May 2000. Accordingly, as required by APB Opinion 30, the operating results of the SBQ line of business for the quarter ended September 30, 1999 are reported in discontinued operations in the accompanying financial statements. In addition, the financial statements for the quarter ended September 30, 1999 have been restated to similarly reflect the SBQ operations as discontinued.

Operating results of the discontinued SBQ operations (before income taxes) were as follows (in thousands):

                                         Three months ended September 30,
                                         --------------------------------
                                              1999              1998
                                         --------------------------------
     Net sales                             $ 57,961          $ 63,454
     Costs of sales                          64,082            65,531
                                         --------------------------------
         Gross profit (loss)                ( 6,121)          (2,077)

     Start-up costs                           8,145            9,502
     Selling, general and administrative
        expenses                              3,097            1,780
     Interest expense                         4,150            3,565
     Other income (expense)                      93              941
                                         --------------------------------
     Loss before income taxes               (21,420)         (15,983)

Assets and liabilities of the discontinued SBQ operations have been reflected in the consolidated balance sheets as current or non-current based on the original classification of the accounts, except that current liabilities are netted against current assets and non-current liabilities are netted against non-current assets. Net non-current assets also reflect a valuation allowance of $184,403,000 and $195,342,000 at September 30, and June 30, 1999, respectively, to recognize the estimated loss on disposal. The following is a summary of assets and liabilities of discontinued operations (in thousands):

                                                    -------------------------
                                                    September 30,    June 30,
                                                         1999          1999
                                                    -------------------------
     Current assets:
       Accounts receivable, net                     $  30,511      $  32,414
       Inventories                                     77,436         61,471
       Other                                            1,487          1,303
     Current liabilities:
       Accounts payable                               (26,032)       (35,190)
       Other accrued expenses                         (10,247)       (14,440)
                                                    -------------------------
     Net current assets of discontinued
       operations                                   $  73,155      $  45,558
                                                    =========================

     Non-current assets:
       Property, plant and equipment, net of
         accumulated depreciation                   $ 322,362      $ 325,999
       Goodwill and other non-current assets           23,176         23,580
       Investment in American Iron Reduction, LLC           -         13,889
       Provision for estimated loss on disposal
         of discontinued operations                  (184,403)      (195,342)
     Non-current liabilities:
       Long-term debt                                 (42,191)       (42,224)
       Other non-current liabilities                        -         (1,414)
                                                    -------------------------
     Net non-current assets of discontinued
       operations                                   $ 118,944      $ 124,488
                                                    =========================


An accrual for the estimated (pre-tax) losses to be incurred during the expected disposal period of $35,126,000 and $56,544,000 at September 30, and June 30, 1999, respectively, is presented separately in the accompanying consolidated balance sheets for fiscal 1999. Such amount excludes corporate overhead, but includes approximately $13,800,000 of interest expense, which represents the amount allocable to the SBQ operations up to the estimated reduction in consolidated interest expense that is expected to occur upon receipt of the proceeds from the sale.

There are no material contingent liabilities related to discontinued operations, such as product or environmental liabilities or litigation, that are expected to remain with the Company after the disposal of the SBQ business.


3.  INVENTORIES

Inventories as of September 30 were valued at the lower of cost (first-in, first-out) or market as summarized in the following table (in thousands):

                                     Continuing Operations        Discontinued Operations
-------------------------------------------------------------------------------------------
                                    September 30,    June 30,    September 30,    June 30,
                                         1999          1999           1999          1999
------------------------------------------------------------------------------------------
Raw materials and mill supplies      $ 36,842       $ 33,652        $ 17,782     $ 19,006
Work-in-progress                       13,890         13,986          40,810       26,942
Finished goods                         60,898         52,692          18,844       15,523
                                     ----------------------------------------------------
                                     $111,630       $100,330        $ 77,436     $ 61,471


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

DISCLOSURE REGARDING FORWARD - LOOKING STATEMENTS

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

RESULTS FROM CONTINUING OPERATIONS

The Company reported income from continuing operations of $5,766,000, or $.19 per share, basic and diluted, for the first quarter of fiscal 2000 compared with earnings of $10,926,000, or $.37 per share in the first quarter of fiscal 1999. Excluding $5,100,000 pre-tax gains from the sale of property and settlements with electrode suppliers, earnings for the first quarter of fiscal 1999 would be $7,968,000 or $.27 per share.

SALES

Sales for the first quarter were $176,802,000, down 17% from first quarter 1999's $207,502,000. The decrease was primarily attributable to the increased demand of lower margin rebar products, offset by decreasing higher margin merchant shipments. Also contributing to the declining revenues are the continuing erosion of the company's average sales price of rebar, down $35 per ton from last year, and the $49 per ton decrease of the merchant products average sales price. Steel shipments declined to 642,000 tons from 656,000 tons reported in the first quarter of fiscal 1999.

COST OF SALES

As a percentage of net sales, cost of sales (other than depreciation and amortization) improved 3.3 percentage points to 78.0% in the current period compared with 81.3% in the first quarter last year. The decline resulted primarily from a 19.7% decrease in the market purchase price of scrap, which fell from $122 per ton in the first quarter of fiscal 1999 to $98 per ton in the same quarter of fiscal 2000. However, the decline in scrap prices was somewhat offset by higher operating costs, including employee benefits, utilities, repairs and maintenance, and leased equipment costs.

Increased depreciation and amortization expense was attributable to a higher depreciable asset base, reflecting the start-up of the new caster and mid-section mill equipment at the Cartersville, Georgia facility.

SELLING, GENERAL AND ADMINISTRATIVE ("SG&A")

For the first quarter, SG&A expenses increased from $9,707,000 to $10,339,000, or 6.5% over first quarter fiscal 1999 and increased as a percentage of sales from 4.7% to 5.8%. The increase was principally attributable to higher lease costs for computer equipment and expenses relating to proxy contest by a dissident shareholder group which began in July, 1999. For further explanation of the proxy contest, refer to page 15 of the Company's most recently filed Form 10-K for the fiscal year ended June 30, 1999.

PRE-OPERATING/START-UP

Pre-operating/start-up costs were $4,497,000 in the first quarter of fiscal 2000, compared with $1,363,000 last year. Substantially all of these costs relate to start-up costs for the Company's Cartersville, Georgia mid-section mill which began operations in March, 1999. The Company expects to continue incurring start-up costs at Cartersville through the quarter ended March 31, 2000, at which time management anticipates that the facility will be operating at a near operating break-even level.

INTEREST EXPENSE

Interest expense increased to $6,278,000 in the first quarter of fiscal 2000 from $5,235,000 reported last year. The increase was the result of the increase in the Company's average borrowing rate to 7.18% in the first quarter of fiscal 2000 (as compared to 6.93% in the same period last year) and decreased capitalized interest for the mid-section mill project at the Cartersville, Georgia facility, which was placed in service in the first quarter of last year.

OTHER INCOME AND EXPENSES

Other income (expense) consists primarily of non-operating gains and charges. The Company had other income of $884,000 in the first quarter compared to $5,932,000 reported in the same period last year. The change in other income was primarily attributable to $5,100,000 pre-tax gains recognized in the first quarter of fiscal 1999 from the sale of property and settlements from electrode suppliers.

INCOME TAXES

The provision for income taxes was $4,006,000 in the first quarter of fiscal 2000 compared to $6,823,000 for the same period last year. The effective income tax rate applicable to continuing operations for the three months ended September 30, 1999 was 41.0%, 3 points higher than in the first quarter of last year.

RESULTS FROM DISCONTINUED OPERATIONS

The Company did not make any revisions in estimate used to the established reserve for discontinued operations established in the previous fiscal year during the first quarter of fiscal year 2000.

SALES

Although steel shipments from the SBQ rod, bar and wire products increased to 144,800 tons in the first quarter of fiscal 2000 from 143,000 in fiscal 1999, net sales from discontinued operations decreased 8.7% to $57,961,000 versus $63,454,000 for the first quarter of fiscal 1999. The decrease was primarily due to unfavorable product mix and decreasing average selling prices. The average selling price for all special bar quality products was $404 per ton in the first quarter of fiscal 2000, down $43 from $447 per ton in the first quarter of fiscal 1999.

COST OF SALES

For the first quarter of fiscal 2000, cost of sales (other than depreciation and amortization) decreased from $65,531,000 in fiscal 1999 to $64,082,000, or 2.3%, but increased as a percentage of net sales from 103.3% to 110.6%. The increase in cost of sales as a percentage of total sales was primarily attributable to lower average selling prices. The decrease in selling prices was partially offset by a slight decrease in conversion cost and raw material billet cost. Conversion cost at the SBQ rolling mill averaged $76 per ton in the first quarter of fiscal 2000 compared to $78 per ton in the same period last year. Average billet cost for the SBQ division also decreased in the first quarter from $355 per ton in fiscal 1999 to $334 per ton in fiscal 2000.

Depreciation and amortization expense for the first quarter of fiscal 2000 was $5,146,000 or 8.9% of net sales compared to $5,295,000 or 8.3% of net sales in fiscal 1999.

SELLING, GENERAL AND ADMINISTRATIVE ("SG&A")

For the first quarter of fiscal 2000, selling, general and administrative costs increased from $1,780,000 to $3,097,000, or 74%, over the first quarter of fiscal 1999.

PRE-OPERATING/START-UP

Pre-operating/start-up costs applicable to discontinued SBQ operations decreased 14.3% to $8,145,000 in the first quarter of fiscal 2000 compared with $9,502,000 for the same period last year. These costs represent continuing excess production costs associated with the start-up of the Memphis, Tennessee melt shop, which began operations in November 1997. The Company has initiated a program to correct the equipment problems that are currently preventing the Memphis facility from achieving its production goals. The program will require capital expenditures of approximately $5 million, and should enable the Memphis facility to sustain a production level of at least 75% of capacity by January, 2000.

OTHER INCOME AND EXPENSES

Other non-operating income reported from discontinued operations were $93,000 in the first quarter of fiscal 2000, down from $941,000 in fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES

Net cash provided by operating activities of continuing operations was $19.5 million in the first quarter of fiscal 2000, compared to $46.3 million in fiscal 1999. The change of $26.8 million was primarily caused by reduced income of $5.2 million, and increases in accounts receivable of $7.3 million and inventories of $11.3 million. Days sales outstanding in accounts receivable increased to 43 days in the first quarter and inventory levels increased because of changing market conditions and preparation for higher shipment that are expected levels in the spring. During the quarter, approximately $42 million was used to support discontinued operations in connection with equipment modifications and inventory levels necessary to support the Company's near-term operational goals for the SBQ operations. Based upon the Company's current plans for the SBQ operations and the implementation of operational and financial measures to support such plans, the Company does not expect the SBQ operations in the near term will require cash to the same extent as in the first quarter.

INVESTING ACTIVITIES

Net cash used in investing activities of continuing operations was $5.2 million in the first quarter of fiscal 2000, compared to $25.7 million in fiscal 1999. The change was attributable to the level of capital expenditures decreasing on such major projects as the Memphis melt shop and the Cartersville mid-section mill.

FINANCING ACTIVITIES

Net cash provided by financing activities of continuing operations was $29.2 million in the first three months of fiscal 2000, compared with $23.3 million in the same three month period last year. On October 12, 1999, the Company and its lenders executed amendments to the debt and letter of credit agreements. For further explanation, please refer to page 21 in the Company's most recently filed Form 10-K for the fiscal year ended June 30, 1999.

WORKING CAPITAL

Working capital at the end of the first quarter was $155.4 million, compared to $110.4 million at the June 30, 1999. The $44.9 million increase in working capital was primarily attributable to significant increases in accounts receivable and inventories for both continuing and discontinued operations.

YEAR 2000 ISSUES

The following Year 2000 discussion is provided in response to the Securities and Exchange Commission's interpretive statement expressing its view that public companies should include detailed discussion of Year 2000 issues in their 10Q submission of the MD&A.

The Company estimates that 95% of the cost has been spent to date in addressing the Year 2000 issue. For further explanation, refer to page 23 of the Company's most recently filed Form 10-K for the fiscal year ended June 30, 1999.

MARKET RISK SENSITIVE INSTRUMENTS

The market risk inherent in the Company's financial instruments represents the potential loss arising from adverse changes in interest rates (principally U.S. Treasury and prime bank rates). In order to manage this risk, the Company attempts to maintain certain ratios of fixed to variable rate debt. However, the Company does not currently use derivative financial instruments. At September 30, 1999, the Company had fixed rate long-term debt with a carrying value of $281.5 million and variable rate borrowings of $270.1 million outstanding. Assuming a hypothetical 10% adverse change in interest rates, the fair value of the Company's fixed rate debt would decrease by $15.8 million and the Company would incur an additional $558 thousand of quarterly interest expense on variable rate borrowings. These amounts are determined by considering the impact of the hypothetical change in interest rates on the Company's cost of borrowing. The analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the Company's financial structure.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Refer to the information in MANAGEMENT'S DICUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS under the caption MARKET RISK SENSITIVE INSTRUMENTS


                        PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Not Applicable


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following exhibits are filed with this report:
     (27)   Financial Data Schedule

(b) Reports on Form 8-K - During the quarter ended September 30, 1999, the Company filed the following reports on Form 8-K:

     o Report dated August 3, 1999 (Items 5 and 7), with respect to the Amended By-laws of the Company

     o Report dated September 29, 1999 (Items 5 and 7), with respect to current developments regarding the Company's financing and SEC filings



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          Birmingham Steel Corporation

                                          November 15, 1999

                                          /s/ Kevin E. Walsh
                                          -------------------------------
                                          Kevin E. Walsh
                                          Executive Vice President and
                                             Chief Financial Officer