Form 10-Q
period 1999-12-31
BIRMINGHAM STEEL CORP
filed 2000-02-22
CIK 779334

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                       Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 1999

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 30,380,741 Shares of Common Stock, of the registrant were outstanding at February 18, 2000.

PART I - FINANCIAL INFORMATION (unaudited)


                          BIRMINGHAM STEEL CORPORATION
                           Consolidated Balance Sheets
                      (in thousands, except per share data)

                                       December 31,                June 30,
ASSETS                                    1999                      1999
                                       (Unaudited)                (Audited)
                                      -----------------      -----------------
Current assets:
  Cash and cash equivalents           $         778          $           935
  Accounts receivable, net of
    allowance for doubtful accounts
    $1,285 at December 31, 1999
    and $1,207 at June 30, 1999              94,932                  104,462
  Inventories                               199,107                  161,801
  Other                                       6,943                   53,324
                                      -----------------      -----------------
      Total current assets                  301,760                  320,522

Property, plant and equipment
  Land and buildings                        296,043                  293,363
  Machinery and equipment                   623,293                  714,094
  Construction in progress                   23,588                   30,683
                                      -----------------     -----------------
                                            942,924                1,038,140
  Less accumulated depreciation            (293,204)                (272,579)
  Less allowance for loss on
    disposal of SBQ assets                        -                 (158,523)
                                      -----------------     -----------------
      Net property, plant and equipment     649,720                  607,038


  Excess of cost over net assets
      acquired                               16,706                   17,769
  Other                                      32,873                   25,408
                                      -----------------      -----------------
        Total assets                 $    1,001,059          $       970,737
                                      =================      =================


LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                   $       99,811          $        96,336
  Accrued interest payable                    3,764                    1,506
  Accrued payroll expenses                   11,533                    9,930
  Accrued operating expenses                  7,971                   10,636
  Reserve for potential loss on
    purchase commitment                      10,238                        -
  Other current  liabilities                 35,362                   24,978
  Current portion of long term debt             161                   10,157
  Reserve for discontinued operations             -                   56,544
                                      -----------------      -----------------
      Total current liabilities             168,840                  210,087

Deferred liabilities                         12,440                   10,581
Reserve for potential loss on
   purchase commitment                       30,000                        -
Long-term debt less current portion         571,801                  511,360
Minority interest in subsidiary               2,295                    7,978


Stockholders' equity:
  Preferred stock, par value
    $.01; authorized:  5,000 shares               -                        -
  Common stock, par value
    $.01; authorized:  75,000
     shares; issued:  29,980 at
     December 31, 1999 and
     29,836 at June 30, 1999                    300                      298
  Additional paid-in capital                329,846                  329,056
  Treasury stock, 120 and 150
    shares at December 31,
    1999 and June 30, 1999,
    respectively, at cost                      (611)                    (791)
  Unearned compensation                        (919)                    (718)
  Retained earnings deficiency             (112,933)                 (97,114)
                                      -----------------      -----------------
      Total stockholders' equity            215,683                  230,731
                                      -----------------      -----------------

        Total liabilities and
          stockholders' equity        $   1,001,059          $       970,737
                                      =================      =================

                             See accompanying notes.

                         BIRMINGHAM STEEL CORPORATION
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                (in thousands, except per share data; unaudited)


                                    Three months ended      Six months ended
                                     December 31,            December 31,
                                  --------------------    ----------------------
                                   1999         1998        1999         1998
                                  --------------------    ----------------------
    Net sales                     $ 231,530   $ 226,853   $ 466,293   $ 497,810

    Cost of sales:
      Other than depreciation
         and amortization           211,362     197,079     406,598     426,103
      Depreciation and amortization  15,922      15,024      31,715      29,983
                                   --------     -------     -------     -------
      Gross profit                    4,246      14,750      27,980      41,724

    Start-up and restructuring
      costs and other unusual
      items                         185,643       8,979     198,848      19,844
    Selling, general and
      administrative                 13,850       8,932      28,341      20,421
    Interest                         13,126       8,583      23,554      17,383
                                    -------      ------      ------      ------
                                   (208,373)    (11,744)   (222,763)    (15,924)

    Other income, net                 1,074       4,413       2,049      11,286
    Loss from equity investments    (13,987)     (1,676)    (13,979)     (3,355)
    Minority interest in loss
      of subsidiary                   3,924       1,177       5,682       1,929
                                    -------      ------      ------      ------
    Loss from continuing
      operations before income
      taxes                        (217,362)     (7,830)   (229,011)     (6,064)


    Provision for income tax
      benefits                      (46,830)     (2,864)    (42,824)     (2,122)
                                   --------      -------    -------      -------
    Loss from continuing
      operations                   (170,532)     (4,966)   (186,187)     (3,942)

    Discontinued Operations
      Reversal of loss on disposition,
       (net of income taxes
        of $78,704)                 151,763           -     173,183           -
                                    -------      ------    --------      -------
    Loss before extraordinary
        item                        (18,769)     (4,966)    (13,004)     (3,942)

      Restructuring of debt,
        (net of income
         taxes of $924)              (1,330)          -      (1,330)          -
                                    -------      ------     --------     -------

    Net loss                    $   (20,099)   $ (4,966)   $(14,334)   $ (3,942)

    Weighted average shares         =======     =======    =========    ========
      outstanding                    29,763      29,254      29,734      29,371
                                    =======     =======    =========    ========

    Loss from continuing
      operations                $     (5.74)   $  (0.17)   $  (6.26)   $  (0.13)

    Reversal of loss on
     disposition of
     discontinued operations,
     (net of income taxes)             5.10           -        5.82           -

    Restructuring of debt,
    (net of income taxes)             (0.04)          -       (0.04)          -
                                     -------    -------     --------     -------
  Net loss                      $     (0.68)   $  (0.17)   $  (0.48)   $  (0.13)
                                     =======    ========    ========     =======
  Cash dividends declared
     per share                  $     0.025    $   0.100   $  0.025    $   0.100
                                     =======    ========    ========     =======
                                 See accompanying notes.

                              BIRMINGHAM STEEL CORPORATION
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        (In thousands)

                                                        Six Months Ended
                                                         December 31,
                                                --------------------------------
                                                 1999                     1998
                                                (Unaudited)          (Unaudited)
                                                -------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                      $  (14,334)         $    (3,942)
  Adjustments to reconcile net income
    (loss) to net cash provided by
    (used in) operating activities:
      Reversal of loss on discontinued
        operations,  (net of income taxes
        of  $78,704)                              (173,183)                   -
      Depreciation and amortization                 31,715               29,983
      Provision for doubtful accounts receivable     1,285                 (200)
      Deferred income taxes                        (42,824)              (1,568)
      Minority interest in loss of subsidiary       (5,682)              (1,929)
      Loss from equity investments                  13,979                3,355
      Accrued loss on purchase commitment           40,238                    -
      Writeoff of goodwill                          22,134                    -
      Asset impairment charges                      98,111                    -
      Other                                           (280)                 986
  Changes in operating assets and liabilities:
      Accounts receivable                            8,245               30,085
      Inventories                                  (37,306)              35,477
      Other current assets                          11,426                2,525
      Accounts payable                               3,475              (21,353)
      Other accrued liabilities                     12,013              (19,080)
      Deferred compensation                          1,426                  900
                                                   -------              --------
      Net cash (used in) provided by
        operating activities                       (29,562)              55,239

CASH FLOWS FROM INVESTING ACTIVITIES:

  Additions to property, plant and equipment       (13,011)             (71,889)
  Proceeds from lease agreement                          -                7,779
  Proceeds from disposal of property,
     plant, and equipment                            1,030                2,584
  Additions to other non-current assets             (3,039)              (2,242)
  Reductions in other non-current assets               465                2,070
                                                   --------             --------
      Net cash used in investing activities        (14,555)             (61,698)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net short-term borrowings and repayments               -              (10,000)
  Payment of debt issue costs                       (5,000)                   -
  Payments on long-term debt                       (10,000)                 (59)
  Borrowings under revolving credit facility       727,270            1,050,646
  Payments on revolving credit facility           (666,825)          (1,027,045)
  Purchase of treasury stock                             -               (3,209)
  Cash dividends paid                               (1,485)              (3,686)
                                                   --------           ----------
   Net cash provided by financing activities        43,960                6,647
                                                   --------           ----------
Net (decrease) increase in cash and
   cash equivalents                                   (157)                 188

Cash and cash equivalents at:
  Beginning of period                                  935                  902
                                                   --------           ----------
  End of period                                 $      778           $    1,090
                                                   ========           ==========
                          See accompanying notes.

                          BIRMINGHAM STEEL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  DESCRIPTION OF THE BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Description of the Business

Birmingham Steel Corporation (the Company) owns and operates facilities in the mini-mill sector of the steel industry. The Company also owns equity interests in scrap collection and processing operations. The Company's rebar/merchant segment produces a variety of steel products including semi-finished steel billets, reinforcing bars and merchant products, such as rounds, flats, squares, strips, angles and channels. These products are sold primarily to customers in the steel fabrication, manufacturing and construction business. The Company has regional warehouses and distribution facilities which are used to distribute its rebar and merchant product.

In addition, the Company's SBQ (special bar quality) segment, which was reported in discontinued operations prior to the second quarter of fiscal 2000, produces high quality rod, bar and wire that is sold primarily to customers in the automotive, agricultural, industrial fastener, welding, appliance and aerospace industries in the Unites States and Canada.

Basis of Presentation

The accompanying unaudited consolidated financial statements are prepared in accordance with accounting principals generally accepted in the United States
(GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The balance sheet at June 30, 1999 has been derived from the audited financial statements at that date, and includes reclassifications to reflect the reversal of discontinued operations accounting for the Company's SBQ line of business (see Note 2).

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


2.  DISCONTINUED OPERATIONS SUBSEQUENTLY RETAINED

In fiscal 1999,  prior  management  of the Company  announced  plans to sell the
Company's SBQ operations, which includes rod, bar and wire facilities in Cleveland, Ohio; a high quality melt shop in Memphis, Tennessee; and the Company's 50% interest in American Iron Reduction, L.L.C. (AIR). Accordingly, as required by APB Opinion 30 (as interpreted by EITF 95-18) the operating results of the SBQ division were reflected as discontinued operations in the Company's annual financial statements for fiscal 1999 and in the first quarter of fiscal 2000. On January 31, 2000, subsequent to a change in management which occurred after a prolonged proxy contest, new management announced the Company would no longer reflect its SBQ operations as discontinued operations. The change was required as a result of new management's decision to re-establish its Cleveland-based American Steel & Wire (AS&W) in the SBQ markets by purchasing semi-finished steel billets from qualified third-party suppliers. Management's decision to continue operating the AS&W facilities was based on the following considerations:

o To date the Company's attempts to sell the facility have not been successful, and a sale in the current economic climate would not generate sufficient proceeds to pay down a meaningful amount of the Company's long-term debt.
o New management believes there is a viable long-term market for AS&W's high-quality rod, bar and wire products.
o The Company has identified several potential sources of high-quality billets for the AS&W operations to replace the Memphis production as primary supply source.

Furthermore, management concluded that a sale of the entire SBQ line of business by the end of fiscal 2000, as had been previously anticipated, is no longer likely based upon the results of selling efforts to date and current market conditions. In accordance with EITF 90-16, Accounting for Discontinued Operations Subsequently Retained, the results of operations of the SBQ division are reported within continuing operations for the second quarter. In addition, the operating results of the SBQ division for all periods prior to October 1, 1999 (previously reflected in discontinued operations) have been (or will be) reclassified from discontinued operations to continued operations. As a result of unwinding the discontinued operations treatment of the SBQ division, the Company reversed the remaining balance of the reserves for losses on disposal and operating losses, and their related tax effects, in the second quarter of fiscal 2000. The reversal of previously established reserves (net of tax) increased net income by $151,763,000 in the second quarter ($5.10 per share) and $173,183,000 ($5.82 per share) for the six months ended December 31, 1999. Significant components of the reversals are as follows: (in thousands)

                                    Three Months Ended         Six Months Ended
                                    December 31, 1999          December 31, 1999

Reserve for estimated loss
   on disposal                      $        195,343           $      195,343
Reversal and reclassification
   of SBQ operating losses                    35,124                   56,544
Less income taxes                            (78,704)                 (78,704)
                                    -----------------          -----------------
Net reversal                        $        151,763           $      173,183
                                    =================          =================



Refer to Note 2 to the Company's 1999 consolidated financial statements for further information on the nature and components of the estimated loss on disposal.

Following is a summary of selected financial data for the SBQ division for prior
periods  that  were  previously   classified  in  discontinued   operations  (in
thousands):

                          Three Months
                             Ended            Fiscal       Fiscal       Fiscal
                        September 30, 1999     1999         1998         1997
                        ------------------   --------     --------    ----------
Net Sales                  $ 57,961          $270,398     $299,144    $ 311,233
Loss before income taxes   $(21,420)         $(85,261)    $(40,112)   $  (7,912)

In the Company's Form 10-Q for the quarter ended September 30, 1999, the pre-tax loss from the SBQ division was charged to the balance sheet reserve that had been established in fiscal 1999. The divisions operating results for the second quarter are presented in continuing operations (see Note 8 for segment information).

Following is a summary of SBQ assets and liabilities at June 30, 1999 (as reclassified in the accompanying balance sheet) and as reported in the accompanying unaudited consolidated balance sheet at December 31, 1999 (in thousands):

                                      December 31, 1999          June 30, 1999

Current Assets:
      Accounts Receivable, net       $      28,171               $    32,414
      Inventories                           75,233                    61,471
      Other                                    521                     1,303
                                     -------------------       -----------------
                                     $     103,925               $    95,188
Non-current Assets:
      Net property, plant
        and equipment, less
        valuation allowance of
        $85,000 at12/31/99 and
        allocated loss on disposal
        of $158,523 at 6/30/99             233,880                   121,082
      Goodwill and Other Non-Current
        Assets, net of reserve for
        loss of $22,134                        635                     1,446
      Investment in American Iron
        Reduction, LLC, net of reserve
        for loss on permanent impairment
        of $13,889                               -                         -
                                     ---------------------     -----------------

Total SBQ division assets, net of
  valuation allowances and reserves  $     338,440              $    217,716

Current liabilities:
      Accounts payable                     (18,281)                  (35,190)
      Accrued loss on purchase
       commitment-current                  (10,238)                        -
      Other accrued expenses               (13,656)                  (14,440)
                                     ---------------------     -----------------
                                           (42,175)                  (49,630)
Non-current liabilities:
      Long term debt                       (42,159)                  (42,224)
      Other non-current liabilities         (1,782)                   (1,414)
      Accrued loss on purchase
         commitment-non-current            (30,000)                        -
                                     ---------------------     -----------------
Total SBQ division liabilities            (116,116)                  (93,268)

                                     ---------------------     -----------------
Net assets (liabilities) of
    SBQ division                     $     222,324             $     124,448
                                     =====================     =================


As reflected in the table above, after reversing the previously established reserves and allowances for losses on disposal, the Company evaluated the SBQ assets for impairment. The Company also reconsidered the adequacy of its reserves and provisions for contingencies, contract losses and other issues that developed during the quarter related to both the rebar/merchant and SBQ segments. The resulting charges and provisions are described in Note 3.


3. START-UP AND RESTRUCTURING COSTS AND OTHER UNUSUAL ITEMS


Start-up and restructuring costs and other unusual items consist of the following (in thousands):

                                   Three Months Ended       Six Months Ended
                                      December 31               December 31
                                ---------------------     ----------------------
                                    1999       1998         1999          1998
Start-up expenses:              --------    ---------     --------    ----------
     Memphis                    $  7,251    $   7,248     $ 15,396    $  16,749
     Cartersville                  4,372        1,694        8,870        2,828
     Other                             -           37            -          267
Asset impairment:
     Memphis facility             85,000            -       85,000            -
     Assets taken out of service  13,111            -       13,111            -
     SBQ division goodwill        22,134            -       22,134            -

Restructuring charges:
     Severance and termination
          benefits (Memphis)       2,473            -        2,473            -
     Loss on purchase commitment  40,238            -       40,238            -
Other unusual items:
     Proxy solicitation            5,986            -        6,548            -
     Executive severance           5,078            -        5,078            -
                                --------     --------     --------     ---------
                                $185,643     $  8,979     $198,848     $ 19,844
                                ========     ========     ========     =========



The above charges are reflected in the Company's reportable segments as follows (in thousands):

                        Three Months Ended              Six Months Ended
                          December 31                      December 31
                       -----------------------        -------------------------
                          1999         1998              1999           1998
                       -----------------------        -------------------------
Rebar/Merchant         $ 17,483      $  1,694         $  21,981      $    2,828
SBQ                     157,096         7,248           165,241          16,749
Corporate -
unallocated              11,064            37            11,626             267
                       ---------    ----------        ----------     -----------
                       $185,643     $   8,979         $ 198,848      $   19,844
                       =========    ==========        ==========     ===========

As of December 31, 1999, none of the accrued provisions for Memphis severance and termination benefits, executive severance or purchase commitment losses has been paid. Approximately $4.9 million of the proxy solicitation costs accrued have been paid, with the remainder expected to be paid or settled in the last half of fiscal 2000.

A narrative description of the significant items summarized in the preceding tables follows:

Asset Impairment: On December 28, 1999, the Company announced the suspension of operations at its melt shop facility in Memphis, Tennessee. The results of the Company's impairment review indicated that the Memphis facility was impaired. Accordingly, in the second quarter of fiscal 2000, the Company recorded an impairment charge of $85 million representing the difference between the carrying value of those assets and the estimated fair market value (based on an appraisal) less estimated costs to sell the facility. Management is actively pursuing a sale or other disposition of the Memphis facility, including joint venture opportunities. As a result of the Company's decision to continue SBQ rolling operations in Cleveland using third party billet sources, there is no operational requirement to continue billet production in Memphis. Accordingly, Memphis will be treated as an asset held for disposition beginning January 1, 2000, and depreciation will no longer be recognized in future financial results. The estimated impairment loss also reflects the expected loss on settlement of an operating lease for equipment at Memphis. Substantially all of the steel produced at Memphis has historically been transferred to Cleveland for further processing. Virtually all of the Memphis facility's net sales are thus eliminated in the consolidated financial statements. Consequently, closing the Memphis facility is not expected to cause a decrease in SBQ net sales, provided the Company is able to secure an adequate third-party billet source for the Cleveland rolling mill.

Considerable management judgment is necessary to estimate fair value, accordingly, the ultimate loss on disposition of the facility could vary significantly from the estimates used in determining the loss in the second quarter. The adjusted carrying value of the Memphis facility, which is reflected in property, plant and equipment is $70.8 million at December 31, 1999.

Assets taken out of service: In the second quarter of fiscal 2000, the Company wrote off equipment taken out of service and recognized losses of $13.1 million.

Severance and Termination Benefits: In connection with the shut down of the Memphis facility, the Company accrued severance and other employee related exit costs of approximately $2.5 million in the second quarter of fiscal 2000. The Memphis shut down resulted in the termination of approximately 250 employees, including management, administrative, and labor positions. In accordance with EITF 94-3 Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity, the Company established a liability for severance and other related costs associated with involuntary termination of employees. The affected employees were notified of their terminations and their severance benefits before the end of the quarter. Most of the Memphis employees were terminated as of December 31, 1999 and the remaining employees are expected to substantially complete mill clean-up and other exit activities by March 31, 2000.

Proxy Solicitation: These costs, principally consisting of legal, public relations and other consulting fees, were incurred in the Company's defense of a proxy contest led by The United Company Shareholder Group (the "United Group"). On December 2, 1999, the Company and United Group reached a settlement appointing John D. Correnti as Chairman and Chief Operating Officer and appointing nine new board members approved by the group. The charges include approximately $1.6 million to reimburse the United Group for certain of its costs in connection with the proxy fight. As agreed, this portion of the total costs is expected to be settled in shares of the Company's common stock which have not been issued.

Executive Severance: As a result of the proxy contest, the Company terminated several executives, including the former CEO, in the second quarter of fiscal 2000. As described in the Company's Annual Report on Form 10-K, several key executives of the Company are covered by the Company's executive severance plan, which provides for specified benefits after a change in control of a majority of the Board of Directors of the Company, among other triggering events. Through December 31, 1999, four executives covered by the Plan were severed and other terminations of covered executives have been announced in the third quarter. The executive severance provision recorded in the second quarter reflects executives who were terminated by the end of that quarter. Additional executive severance expenses are expected in the third quarter.

Intangible Write-off: The $22.2 million impairment charge for intangible assets represents the unamortized balance of goodwill related to the SBQ division as of December 31, 1999. This goodwill was previously written down as a part of the 1999 provision for loss on discontinued operations. After reversing the loss on disposition (as described in Note 2), the Company effectively restored the previous charge as a component of continuing operations (as required by EITF 90-16). Thus, the second quarter of fiscal 2000 goodwill charge is principally a reclassification within the income statement and had no impact on cash flows for the quarter or on stockholder's equity. The goodwill remains impaired because the estimated undiscounted cash flows of the SBQ division are insufficient to cover the net carrying amount of the division's assets, considering recent changes in management's operating strategy and its plan for continuing only the Cleveland facility as a part on ongoing operations.

Loss on purchase commitment: Through June 30, 1999, the Company had made equity investments of $23,750,000 in American Iron Reduction LLC (AIR), a 50% owned joint venture that operates a direct reduced iron (DRI) facility in Convent, Louisiana. DRI is a substitute for high grade scrap that, until December 31, 1999, was used to produce high quality billets at the Company's Memphis facility. In the fourth quarter of 1999, the Company announced its intention to dispose of its investment in AIR as a part of its plan of disposal for the SBQ line of business. Given market conditions that persisted at that time, and continue to persist in the second quarter of fiscal 2000, the Company concluded that its investment in AIR was impaired and included the estimated loss on sale of its investment in AIR ($13,889,000) in the fourth quarter of fiscal 1999 loss on disposal of the SBQ business. As described in Note 2, in the second quarter of fiscal 2000, new management of the Company concluded that a sale of the entire SBQ line of business was unlikely to occur in the near term, and the previously accrued loss on disposition of the SBQ disposition, including the previous write-down of the Company's investment in AIR, was reversed. However, the Company continues to believe that the investment in AIR remains impaired. Accordingly, the previous write-down of the AIR investment has been reinstated (reclassified) as a component of continuing operations in the second quarter of fiscal 2000. The impairment loss is reflected in "Loss from equity investment" in the consolidated statements of operations.

The AIR project is financed on a non-recourse basis to the Company and the other venture partner. In the fourth quarter of fiscal 1999, AIR defaulted on $178.9 million of non-recourse project finance debt. The Company, AIR and the other venture partner have continued workout discussions with AIR's lenders concerning the project finance debt and the related DRI purchase commitments.

In connection with AIR's project financing agreements, the Company and its venture partner have each agreed to purchase 50% of AIR's annual DRI production (up to 600,000 metric tons), if tendered, at prices which are equivalent to AIR's total production costs (excluding depreciation and amortization but including debt service payments under AIR's project finance obligations). The market price of DRI has remained approximately $30 per ton less than the price that the venture partners are committed to pay under the DRI purchase commitment to AIR. In the Company's Annual Report on Form 10-K for the year ended June 30, 1999, the Company disclosed that although it intended to dispose of its interest in AIR as a part of its overall plan of disposal for the SBQ line of business, the Company could remain obligated to purchase DRI from AIR after the disposal of the SBQ business. At the end of fiscal 1999, the Company had no viable strategy for terminating or settling the DRI purchase commitment. Furthermore, because of the length of the remaining term of the commitment at that time (approximately 8 years), prior management of the Company concluded that it could not reasonably predict DRI price movements over such a long period, and consequently it could not reasonably estimate the ultimate amount of loss, if any, on the DRI purchase commitment. The Company disclosed that if it is unable to find a buyer or another third party to assume its obligations under the AIR purchase agreement and future market prices for DRI remain less than the committed costs under the purchase agreement, the Company will incur losses on future merchant DRI sales. On the other hand, if the market price of DRI increases during the term of the purchase commitment, the Company could generate trading profits from merchant DRI sales.

New management has continued negotiations with AIR's lenders and the Company's venture partner to find an acceptable alternative to the Company's continued participation in the AIR project. Based on these negotiations, the Company is pursuing an exit strategy that will provide for the sale of the project, settlement of AIR's obligations under its nonrecourse financing obligations and settlement of the Company's and its venture partner's DRI purchase commitments.

Management believes that a sale of the facility can be completed in one to two years. The Company could continue to be obligated to purchase approximately 300,000 metric tons per year (approximately equal to the 1999 run rate) until a sale is completed. Management expects that during this time, the current spread between the Company's committed cost under the DRI purchase contract and the market price of DRI will essentially remain at the current level. Management also expects to be able to resale substantially all of its share of AIR's production to third parties in the merchant DRI market, but the Company will incur continuing losses on these merchant DRI activities, at least for the near term. In addition, management expects that the Company will absorb a portion of the expected loss on sale of AIR's production facility. Accordingly, the Company recorded a $40.2 million loss on the AIR purchase commitment in the second quarter of fiscal 2000, of which $30 million is classified as non-current and the remainder is classified as a current liability.

As is the case with all estimates that involve predictions of future outcomes, management's estimate of the loss is subject to change. The principal factors which could cause the actual results to vary are the length of time the Company remains obligated under the purchase commitment until an acceptable sale of the AIR facility can be completed, the proceeds from the sale, fluctuations in the market price of DRI and changes in AIR's production costs.


4.  INVENTORIES

Inventories valued at the lower of cost (first-in, first-out) or market, as summarized in the following table (in thousands):

                                   December 31, 1999            June 30, 1999


Raw Materials and Mill Supplies       $      59,052            $      52,658
Work-in-Process                              59,893                   40,928
Finished Goods                               80,162                   68,215
                                  ------------------           ----------------
                                      $     199,107            $     161,801
                                  ==================           ================

5.       LONG-TERM DEBT

On October 13, 1999, the Company and its lenders executed amendments to its principal debt and letter of credit agreements to provide for the continuation of the Company's borrowing arrangements on a long-term basis. Among other things, the Company granted the lenders a security interest in substantially all assets of the Company and agreed to pay modification fees and generally higher interest rates. The financial covenants also were amended. The Company's Annual Report on Form 10-K for the year ended June 30, 1999 contain a complete description of the principal terms and provisions of the amended debt agreements, including the financial covenants. For accounting purposes the October 1999 modification of the Company's $280 million Senior Note obligations is reflected as an extinguishment. Accordingly, the Company recorded a $1.3 million extraordinary loss (net of tax) on the debt restructuring in the second quarter of fiscal 2000, consisting principally of amendment fees paid to the lenders ($1.7 million) and the write-down of unamortized debt issuance costs associated with the original debt ($.5 million).

As further explained in the Company's 1999 Annual Report on Form 10-K, under the Company's debt agreements a change in a majority of the Company's Board of Directors, including as a result of a contested proxy solicitation could, under certain circumstances, give rise to an acceleration of the Company's debt obligations. As described in the Company's annual meeting proxy statement for the December 1999 stockholders' meeting, effective December 17, 1999, the Company's Board of Directors nominated a new slate of directors consisting of nine representatives from the United Group, which led the dissident proxy solicitation, and three representatives from the former Board of Directors of the Company. The Company believes that, under its interpretation of the change in control provisions of the debt agreements, the manner in which control of the Board of Directors was transferred to the United Group did not cause an acceleration of the Company's obligations under its debt agreements. Furthermore, the lenders have not asserted that an event of acceleration has occurred.

Nevertheless, the Company is engaged in continuing discussions with its lenders to further amend its debt agreements. Although the Company was in compliance with its restrictive financial covenants at December 31, 1999, management believes that further amendments will be necessary in order to remain in compliance for the remainder of fiscal 2000. The Company also is seeking to obtain additional financing from the lending group. Although a definitive agreement has not been reached, the Company and its lenders have reached certain mutual understandings and conclusions regarding appropriate modifications to the current provisions of the debt agreements and management expects these negotiations will be completed during the third quarter of fiscal 2000.

6.       INCOME TAXES

In connection with the Company's unwinding of discontinued operations treatment of the SBQ division, the Company reversed the related $78,704,000 deferred tax asset in the second quarter of fiscal 2000.

The Company established certain charges and provisions in the second quarter of fiscal 2000 (see Note 3), resulting in a significant deferred tax benefit. However, this benefit is not expected to be realized in the new term and, accordingly, the Company has provided a valuation allowance in the tax provision applicable to continuing operations.

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

8. INDUSTRY SEGMENT AND GEOGRAPHIC INFORMATION

The Company has two different product classes, steel reinforcing bar/merchant and SBQ rod, bar and wire, sold predominantly to the construction and automotive industries throughout the United States and Canada. In accordance with SFAS No. 131, the financial data for steel reinforcing bar/merchant products are aggregated due to the similarity of products, production process, class of customers, and methods of distribution. The SBQ products are identified as a separate reportable segment, mainly due to customer and product line specialization and differences in long-term average gross margins. The Company evaluates performance based on operating earnings of the respective facilities. Summarized financial information concerning the Company's reportable segments is shown in the following table.
                                                                     SBQ
                                               Rebar/              Rod, Bar,
                                             Merchant              and Wire

Three months ended December 31, 1999
Net sales                                   $   170,614          $    60,916
Start-up costs and unusual items
  reflected in segment profit (loss)             17,483              157,096
Profit (loss) from continuing
  operations before taxes                       (16,203)            (168,047)

Assets                                          626,175              338,440

Six months ended December 31, 1999

Net sales                                   $   347,416          $   118,887
Start-up costs and unusual items
  reflected in segment profit (loss)             21,981              165,241
Profit (loss) from continuing
  operations before taxes                        (9,994)            (189,467)


Three months ended December 31, 1998
Net sales                                   $   166,226          $    60,627
Start-up costs and unusual items
  reflected in segment profit (loss)              1,694                7,248
Profit (loss) from continuing
  operations before taxes                        11,545              (20,983)
Assets                                          722,963              227,290

Six months ended December 31, 1998
Net sales                                   $   373,729          $   124,081
Start-up costs and unusual items
  reflected in segment profit (loss)              2,828               16,749
Profit (loss) from continuing operations
  before taxes                                   28,046              (38,472)

Reconciliation of corporate items:
                                     Three Months Ended       Six Months Ended
                                          December 31            December 31
                                 ----------------------    --------------------
                                     1999          1998       1999         1998
Profit (loss) from continuing
  operations before taxes        $ (33,112)    $  1,608   $ (29,551)  $   4,362
Assets                             (36,444)      20,484     (36,444)     20,484
Start-up costs and unusual items    11,064           37      11,626         267


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

In August 1999, prior management of the Company announced a strategic restructuring plan to dispose of its special bar quality (SBQ) operations in order to focus on its core rebar, merchant product and scrap businesses. In its results for the fourth quarter of fiscal 1999, the Company recorded $173.2 million in charges for the estimated loss on the sale of the SBQ operations, which included a $56.5 million provision (pre-tax) for estimated losses during the expected one-year disposal period.

In January 2000, following conclusion of a proxy contest which resulted in the election of new management and a reconstituted board of directors, the Company decided to retain its SBQ rolling mill facilities in Cleveland, Ohio, which represent a substantial portion of the previously discontinued SBQ operations. As a result, the Company was required to reestablish the SBQ operations as part of continuing operations. The financial statements for the second quarter of fiscal 2000 include the reversal of $151.8 million of the original $173.2 million estimated net loss associated with previously discontinued operations, and reclassification of net assets, results of operations and cash flows from discontinued operations to continuing operations.

Results from Operations

The Company reported a net loss of $20.1 million or $.68 per share, basic and diluted, for the second quarter of fiscal 2000 compared with a net loss of $5.0 million or $.17 per share in the second quarter of fiscal 1999. The current period loss from continuing operations of $170.5 million was largely impacted by the Company's decision to retain a significant portion of the previously discontinued SBQ operations segment. However, this loss was partially offset by net income from reversal of previous charges for discontinued operations of $151.8 million. The reclassification of discontinued operations required reversal of reserves for estimated losses which had been established in connection with prior management's planned disposal of the SBQ operations. In addition, a substantial portion of these losses were required to be reclassified to continuing operations. The loss from continuing operations was further impacted by significant proxy and executive severance expenses related to the recent proxy contest, start-up expenses, debt restructuring expenses, asset impairment charges and other unusual items more fully described in the notes to financial statements.

The following tables compare shipments and average selling prices per ton for the second quarters of fiscal 2000 and 1999 and the six months ended December 31, 1999 and 1998:


                                  Three months ended December, 31
                               1999                           1998
Product               Tons Shipped  Sales Price    Tons Shipped    Sales Price
-------               ------------  -----------    ------------    -----------
Rebar Products          335,387       $263             293,434         $285
Merchant Products       237,901        306             208,854          335
SBQ Products            151,911        418             140,253          432
Billets/Other            33,764        198              63,046          194
                      ------------  -----------     -----------    -----------
    Totals              758,963       $305            705,587          $322
                      ============  ===========     ===========    ===========

                             Six months ended December 31,
                            1999                              1998
Product               Tons Shipped   Sales Price   Tons Shipped    Sales Price
------                ------------  -----------     ------------   -----------
Rebar Products           740,638      $264             648,821         $293
Merchant Products        461,144       305             438,180          344
SBQ Products             296,741       409             283,216          439
Billets/Other             47,261       193             134,372          216
                      ------------  -----------     ------------   -----------
      Totals           1,545,784      $302           1,504,589         $328
                      ============  ===========     ============   ===========

Sales

Sales for the second quarter of fiscal 2000 were $231.5 million, up 2% from fiscal 1999 second quarter sales of $226.9 million. The increase was attributable to a 7.6% increase in total tons shipped from 705,587 tons in the second quarter of fiscal 1999 to 758,963 tons in the second quarter of fiscal 2000. The increase in tons shipped was, however, offset by a $17 average price per ton decrease as market pressures continued to depress prices.

Fiscal year 2000 sales for the six months ended December 31, 1999 were $466.3 million, down 7% from $497.8 million from the same period last year. While shipments increased to 1,545,784 tons from 1,504,589 tons in the prior year, average selling price per ton decreased $26 per ton due to the impact of imports on the steel market and general market downward pressure on pricing.

Cost of Sales

As a percentage of net sales, cost of sales (other than depreciation and amortization) increased to 91.3% in the current quarter compared to 86.9% in the second quarter of fiscal 1999. For fiscal year 2000, cost of sales as a percentage of sales was 87.2% compared to 85.6% for the six months ended December 31, 1998. The percentage increase in cost of sales for the quarter and the six months period resulted primarily because of lower average sales prices, along with higher operating lease costs for equipment at the Cartersville, Georgia facility which became effective in the second half of fiscal 1999. In addition, the Company recorded expenses for inventory writedowns (primarily for lower of cost or market adjustments) and established a liability for a sales and use tax assessment.

Increased depreciation and amortization expense compared to the quarter and six months results last year was attributable to a higher depreciable asset base, reflecting the start-up of the new caster and mid-section mill equipment at the Cartersville, Georgia facility.

Selling, General and Administrative (SG&A)

For the second quarter of fiscal 2000, SG&A expenses increased from $8.9 million to $13.9 million, or 50.9% above the same period last year. As a percentage of sales, SG&A expenses increased from 3.9% to 6.0%. For the first six months of fiscal 2000, SG&A expense increased from $20.4 million to $28.3 million, or 27.9% over the six months ended December 31, 1999, and increased as a percentage of sales from 4.1% to 6.1%.

The increase in current year expenses relates to higher salaries and benefits associated with increased headcount and increased computer equipment and telephone equipment lease expense. In the second quarter of fiscal 2000, the Company also incurred additional bad debt expense. In accordance with new management goals to streamline operations, the Company believes that expenses related to salaries and benefits will be reduced in future months as a result of recent reductions in corporate administrative staff and the senior management group.

Start-Up and Restructuring Costs and Other Unusual Items

Pre-operating/start-up costs were $11.6 million in the second quarter of fiscal 2000, compared to $9.0 million in the same period last year. Substantially all of these costs relate to start-up costs at the Memphis melt shop and the Cartersville, Georgia mid-section mill which began operations in March 1999. In December 1999, the Company announced suspension of operations at the Memphis facility. The Company expects to complete the shut down at Memphis by March 2000 and expects to subsequently incur costs of approximately $1 million per month to maintain the facility until it is sold or otherwise disposed of. The Company expects to continue incurring start-up costs at Cartersville through the quarter ended June 30, 2000, at which time management anticipates that the facility will be producing at or near break-even operating level.

The accounting treatment for retaining the discontinued SBQ segment required the reversal of $173.2 million of reserves which had been previously established for estimated losses to be incurred until disposition of the SBQ operations. Although the discontinued operations reserves were reversed in the current quarter, significant new charges were necessary to fairly state SBQ assets, liabilities, and operating results. These items were expensed in the current quarter and partially offset the income from reversal of the charges associated with the previously discontinued operations. Following is a summary of after-tax charges for the SBQ operations which offset the income from the reversal of discontinued operations reserves:

                                                                      Charge
                                                                      (Net of
             Description                                           Tax Benefit)
         ---------------------------------------------------       ------------
o        SBQ loss from operations - first quarter fiscal 2000      $    13,922
o        SBQ loss from operations - second quarter fiscal 2000          11,658
o        Asset impairment - Memphis facility                            55,250
o        Asset impairment - Investment in AIR                            9,028
o        Loss on purchase commitment -  AIR                             26,154
o        Asset impairment - SBQ division goodwill                       22,134
o        Service and termination benefits - Memphis                      1,608
o        Inventory and other adjustments at Memphis
                  and Cleveland                                          3,624
                                                                    ------------

               Total SBQ Operation after-tax charges                $   143,378
                                                                    ============

In addition to above adjustments, reserves and other charges for SBQ operations, the Company incurred other unusual charges during the six months ended December 31, 1999. The following table summarizes these charges:

                Description                                      Charge (Net of
                                                                    Tax Benefit)
o        Proxy solicitation expenses                                $     4,257
o        Executive severance                                              3,301
o        Asset impairment - Assets taken out of service                   8,522
                                                                    -----------

         Total other unusual after-tax changes                      $    16,080
                                                                    ============


For additional discussion of each of the above items refer to Note 3 of the financial statements.

The recognition of these items in the second quarter of fiscal 2000 will benefit future results. For example, as a result of the charges taken in the current quarter, amortization of goodwill at Cleveland and depreciation expense for the Memphis facility will no longer impact income from operations. For the six months ended December 31, 1999, losses recorded at Memphis totaled $21.2 million (pre-tax).

For the six months ended December 31, 1999, the Company also recognized $6.4 million cost in excess of market value for direct reduced iron purchased under a long term supply agreement with its American Iron Reduction, LLC (AIR) joint venture in Louisiana. Beginning in the third quarter of fiscal 2000, such losses will be charged to balance sheet reserves.

Interest Expense

Interest expense increased to $13.1 million in the second quarter of fiscal 2000 from $8.6 in the same period last year. For the six months ended December 31, 1999, interest expense increased to $23.6 million from $17.4 million in the same period last year. Higher interest charges are the result of a series of modifications to the Company's long-term debt agreements which increased the Company's average borrowing rate to 8.45% in the second quarter of fiscal 2000 from 6.45% in the same period last year. For the six months, the average borrowing rate increased to 7.58% from 6.54% last year. Additionally, interest expense increased because of a decline in capitalized interest previously attributed to the mid-section mill project at the Cartersville, Georgia facility, which was placed in service in the third and fourth quarters of fiscal 1999.

Income Taxes

The Company's financial results reflect an income tax benefit of $46.8 million in the second quarter of fiscal 2000 compared to $2.9 million for the same period last year. The effective income tax rate applicable to continuing operations for the three months ended December 31, 1999 was 21.5% versus 36.6% in the same period last year. The decrease in effective income tax benefit rate in the second quarter of fiscal 2000 is primarily attributable to the establishment of valuation allowances for deferred tax assets. Such valuation allowances were established because of management's view that a sale of the SBQ operations will most likely take longer than prior management had expected. The Company will therefore incur continuing carrying costs and losses associated with Memphis and the AIR purchase commitment beyond the time frame previously anticipated. These losses will impact the Company's ability to generate sufficient taxable income in the near term and impede the Company's ability to utilize net operating loss carryforwards and other net deductible temporary differences that impact deferred tax assets.

Liquidity and Capital Resources

Operating Activities

Net cash used by operating activities was $29.6 million for the six months ended December 31, 1999, compared to cash provided of $55.2 million for the comparable period in fiscal 1999. Cash required for operating activities increased because of larger operating losses of $10.4 million and inventory build up of $37.3 million, primarily attributable to the SBQ operations. As part of the Company's decision to retain the previously discontinued SBQ segment, the Company will continue operations at the Cleveland mill while the Memphis facility has been idled and is held for disposition. The Company is negotiating with third party suppliers of high quality billets to support operations at Cleveland and expects to finalize agreements in the third quarter. The Memphis facility will require approximately $1 million per month in cash outlays, including operating lease payments to maintain the idled facilities until they are sold or otherwise disposed of.

Investing Activities

Net cash used in investing activities was $14.6 million for the six months of fiscal 2000, as compared to $61.7 million in the same period last year. The change was attributable to reduced capital spending for major projects at the Memphis melt shop and the Cartersville mid-section mill. The Company's debt covenants currently restrict capital expenditures to $30 million per year, however, the Company is currently in discussions with its lenders regarding modifications to its loan agreements which include the ability to incur more capital expenditures.

Financing Activities

Net cash provided by financing activities was $44.0 million in the first half of fiscal 2000, compared to $6.6 million in the same period last year. Net outstanding borrowings on the Company's revolving credit facility increased $60.5 million during the first half of fiscal 2000. The Company also made a principal reduction payment on an Industrial Revenue Bond totaling $10 million and paid $5 million debt issue costs in the second quarter of 2000.

The Company is currently in compliance with the restrictive debt covenants governing its loan agreements. However, should factors described under "Risk factors" in the Company's 10-K filing for fiscal 1999 adversely affect future operating results, the Company could violate one or more of its restrictive covenants within the next twelve months. The Company has evaluated its alternatives, including refinancing the Company's outstanding obligations, in the event that it is unable to comply with its restrictive covenants in the near term. The Company currently is in discussions with its lenders to further amend debt agreements to provide additional operating and financial flexibility sufficient to support new management plans. Management expects to conclude modification to its current loan agreements by the end of the third quarter of fiscal 2000. However, if changes are not made to existing debt agreements by the end of the third quarter, the Company may be in default of one or more of the restrictive covenants and financial tests included in the terms of the current agreements. For additional discussion of long-term debt refer to Note 5 of the financial statements.

Working Capital

Working capital at the end of the second quarter of fiscal 2000 was $132.9 million, compared to $110.4 million at June 30, 1999. The $22.5 million increase in working capital was primarily attributable to a seasonal build of $37.3 million inventory offset by a $10 million principal payment on an Industrial Revenue Bond. Working capital was substantially funded by increased long-term borrowings under the Company's revolving credit facility.

Other Comments

On October 20, 1999, the Company declared a dividend of $0.025 per share (two & one-half cents per share) payable on November 9, 1999 to shareholders of record on October 29, 1999. On December 7, 1999, the Company announced the suspension of dividends due to the current debt level and financial issues facing the Company. The Company will consider reinstating the dividend when the overall financial condition merits such action.



Market Risk Sensitive Instruments

The market risk inherent in the Company's financial instruments represents the potential loss arising from adverse changes in interest rates (principally U.S. Treasury and prime bank rates). In order to manage this risk, the Company attempts to maintain certain ratios of fixed to variable rate debt. However, the Company does not currently use derivative financial instruments. At September 30, 1999, the Company had fixed rate long-term debt with a carrying value of $281.2 million and variable rate borrowings of $290.6 million outstanding. Assuming a hypothetical 10% adverse change in interest rates, the fair value of the Company's fixed rate debt would decrease by $30.2 million and the Company would incur an additional $594,000 of quarterly interest expense on variable rate borrowings. These amounts are determined by considering the impact of the hypothetical change in interest rates on the Company's cost of borrowing. The analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the Company's financial structure.

Impact of Year 2000

In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company expensed approximately $2.2 million during 1999 in connection with remediating its systems. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

Risk Factors That May Affect Future Results; Forward Looking Statements

This quarterly report includes forward-looking statements based on our current expectations and projections about future events, including: market conditions; future financial performance and potential growth; effect of indebtedness; future cash sources and requirements, including expected capital expenditures; competition and production costs; strategic plans, including estimated proceeds from and the timing of asset sales including the sale of the SBQ division; and the Company's interests in AIR and Pacific Coast; environmental matters and liabilities; possible equipment losses; Year 2000 issues; labor relations; and other matters.

These forward-looking statements are subject to a number of risks and uncertainties, including those identified in Exhibit 99.1 to the Annual Report on Form 10-K for fiscal year 1999, which could cause our actual results to differ materially from historical results or those anticipated and certain of which are beyond our control. The words "believe," "expect," "anticipate" and similar expressions identify forward-looking statements. All forward-looking statements included in this document are based upon information available to the Company on the date hereof, and the Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. It is important to note that the Company's actual results could differ materially from those described or implied in such forward-looking statements. Moreover, new risk factors emerge from time to time and it is not possible for the Company to predict all such risk factors, nor can the Company assess the impact of all such risk factors on its business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those described or implied in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Refer to the information in MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS under the caption MARKET RISK SENSITIVE INSTRUMENTS



                        PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of the Company was held on December 17, 1999, at which the following matters were brought before and voted upon by the shareholders:

1. The election of the following to the Board of Directors, each to serve until the next Annual Meeting of stockholders:

         Director                   Voted For                 Votes Withheld
         ---------------            ----------                --------------
         John D. Correnti           16,318,322                115,099
         James A. Todd, Jr.         16,316,713                116,708
         Steven R. Berrard          16,318,397                115,024
         Alvin R. Carpenter         16,318,372                115,049
         Robert M. Gerrity          16,318,461                114,960
         Jerry E. Dempsey           16,318,372                115,049
         James W. McGlothlin        16,318,465                114,956
         Robert H. Spilman          16,318,312                115,109
         Donna M. Alvarado          16,318,397                115,024
         Richard de J. Osborne      16,331,469                101,952
         C. Stephen Clegg           16,331,715                101,706
         Robert D. Kennedy          16,331,691                101,730

2. Proposal to approve and ratify the selection of Ernst & Young LLP as the independent auditors for the Company and its subsidiaries for the fiscal year ending June 30, 2000.

         Voted for:             16,428,456
         Voted against:              3,317
         Abstained:                  1,648


Item 6. Exhibits and Reports on Form 8-K

(a)      The following exhibits are filed with this report:
(27)     Financial Data Schedule

(b)      Reports on Form 8-K
         Form 8-K Current Report filed on December 29, 1999

          Re: Letter to fellow shareholders from John D. Correnti, Chairman and Chief Executive Officer on December 23, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  Birmingham Steel Corporation

                                                  February 22, 2000

                                                  /s/ Kevin E. Walsh
                                                  ------------------------------
                                                  Kevin E. Walsh
                                                  Executive Vice President and
                                                      Chief Financial Officer