Form 10-Q
period 2000-03-31
BIRMINGHAM STEEL CORP
filed 2000-05-17
CIK 779334

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2000

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 31,064,530 Shares of Common Stock of the registrant were outstanding at May 9, 2000.

PART I - FINANCIAL INFORMATION (unaudited)


                                BIRMINGHAM STEEL CORPORATION
                                Consolidated Balance Sheets
                             (in thousands, except share data)


                                                          March 31,              June 30,
ASSETS                                                       2000                  1999
                                                         (Unaudited)             (Audited)
                                                        -----------------      -----------------

Current assets:
  Cash and cash equivalents                                 $    935              $     935
  Accounts receivable, net of
    allowance for doubtful accounts
    $1,405 at March 31, 2000
    and $1,207 at June 30, 1999                              111,317                104,462
  Inventories                                                160,074                161,801
  Other current assets                                         7,991                 53,324
                                                             -------                -------
      Total current assets                                   280,317                320,522


Property, plant and equipment:
  Land and buildings                                         298,210                293,363
  Machinery and equipment                                    628,263                714,094
  Construction in progress                                    26,452                 30,683
                                                            --------               --------
                                                             952,925              1,038,140
  Less accumulated depreciation                             (305,805)              (272,579)
  Less allowance for loss on disposal of SBQ assets                -               (158,523)
                                                             -------              ---------
      Net property, plant and equipment                      647,120                607,038


  Excess of cost over net assets acquired                     16,174                 17,769
  Other                                                       22,713                 25,408
                                                            --------              ---------

        Total assets                                        $966,324              $ 970,737
                                                            ========              =========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                            69,202              $  96,336
  Accrued interest payable                                     4,433                  1,506
  Accrued payroll expenses                                    13,163                  9,930
  Accrued operating expenses                                   8,618                 10,636
  Loss on purchase commitment                                 10,238                      -
  Other current  liabilities                                  28,791                 24,978
  Current portion of long-term debt                              129                 10,157
  Reserve for discontinued operations                              -                 56,544
                                                             -------                -------
      Total current liabilities                              134,574                210,087

Deferred liabilities                                          13,333                 10,581
Loss on purchase commitment                                   30,000                      -
Long-term debt less current portion                          594,334                511,360
Minority interest in subsidiary                                    -                  7,978


Stockholders' equity:
  Preferred stock, par value
    $.01; authorized:  5,000 shares                                -                      -
  Common stock, par value
    $.01; authorized:  75,000
     shares; issued:  31,065 at
     March 31, 2000 and
     29,836 at June 30, 1999                                     311                    298
  Additional paid-in capital                                 333,994                329,056
  Treasury stock, 98 and 150
    shares at March 31,
    2000 and June 30, 1999,
    respectively, at cost                                       (501)                  (791)
  Unearned compensation                                         (793)                  (718)
  Retained deficiency                                       (138,928)               (97,114)
                                                            --------               --------
      Total stockholders' equity                             194,083                230,731
                                                            ---------              --------

        Total liabilities and stockholders' equity          $ 966,324              $970,737
                                                            =========              ========



                                  See accompanying notes.

                                             BIRMINGHAM STEEL CORPORATION
                                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                           (in thousands, except share data)

                                                           Three months ended             Nine months ended
                                                                March 31,                      March 31,
                                                              (unaudited)                      (unaudited)
                                                      -------------------------         -------------------------
                                                        2000            1999              2000            1999
                                                      --------        --------          --------        --------

    Net sales                                         $253,141        $224,486          $719,434        $722,296

    Cost of sales:
      Other than depreciation
         and amortization                              234,581         193,642           641,179         619,745
      Depreciation and amortization                     13,167          14,939            44,882          44,922
                                                      --------        --------          --------        --------
      Gross profit                                       5,393          15,905            33,373          57,629

    Start-up and restructuring
      costs and other unusual items                      8,416          20,623           207,264          40,467
    Selling, general and administrative                 12,075          11,380            40,416          31,801
    Interest                                            13,708           8,113            37,262          25,496
                                                      --------        --------          --------        --------
                                                       (28,806)        (24,211)         (251,569)        (40,135)

    Other income, net                                      571           1,801             2,620          13,087
    Loss from equity investments                           (56)         (3,434)          (14,035)         (6,789)
    Minority interest in loss of subsidiary              2,296           1,796             7,978           3,725
                                                      --------        --------          --------        --------
    Loss from continuing operations before income
      taxes                                            (25,995)        (24,048)         (255,006)        (30,112)

    Provision for income tax benefits                        -          (8,417)          (42,824)        (10,539)
                                                      --------        --------          --------        --------
    Loss from continuing operations                    (25,995)        (15,631)         (212,182)        (19,573)

    Discontinued operations
    Reversal of loss on disposition,
    (net of income taxes of $78,704)                         -               -           173,183               -
                                                      --------        --------          --------        --------
    Loss before extraordinary item                     (25,995)        (15,631)          (38,999)        (19,573)

    Restructuring of debt, (net of income taxes
         of $924)                                            -               -            (1,330)              -
                                                      --------        --------          --------        --------
    Net loss                                          $(25,995)       $(15,631)         $(40,329)       $(19,573)
                                                      ========        ========          ========        ========
    Weighted average shares outstanding                 30,508          29,509            29,990          29,416
                                                      ========        ========          ========        ========
    Basic and diluted per share amounts:
      Loss from continuing operations                 $  (0.85)       $  (0.53)         $  (7.07)       $  (0.67)

      Reversal of loss on disposition of discontinued
        operations net of taxes                              -               -              5.77               -

      Restructuring of debt, net of income taxes             -               -             (0.04)              -
                                                      --------        --------          --------        --------
      Net loss                                        $  (0.85)       $  (0.53)         $  (1.34)       $  (0.67)
                                                      ========        ========          ========        ========
    Cash dividends declared per share                 $  0.000        $  0.025          $  0.025        $  0.150
                                                      ========        ========          ========        ========

            See accompanying notes.



                                             BIRMINGHAM STEEL CORPORATION
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    (In thousands)

                                                                                                 Nine Months Ended
                                                                                                      March 31,
                                                                                          -----------           ----------
                                                                                             2000                   1999
                                                                                          (Unaudited)           (Unaudited)
                                                                                          -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                                $ (40,329)            $ (19,573)
  Adjustments to reconcile net loss to net
    cash provided by (used in) operating activities:
      Reversal of loss on discontinued operations, (net of income tax of $78,704)          (173,183)                     -
      Depreciation and amortization                                                          44,882                 44,922
      Provision for doubtful accounts receivable                                                812                    126
      Deferred income taxes                                                                 (42,824)                (3,751)
      Minority interest in loss of subsidiary                                                (7,978)                (3,725)
      Loss from equity investments                                                           14,035                  6,789
      Accrued loss on purchase commitment                                                    40,238                      -
      Writeoff of excess of cost over net assets acquired                                    22,134                      -
      Asset impairment charges                                                               98,111                      -
      Other                                                                                   3,186                  2,571
  Changes in operating assets and liabilities:
      Accounts receivable                                                                    (7,667)                13,766
      Inventories                                                                             1,727                 67,895
      Other current assets                                                                   17,188                 (1,982)
      Accounts payable                                                                      (27,134)               (20,647)
      Other accrued liabilities                                                              10,270                 (9,280)
      Deferred compensation                                                                   2,102                  1,298
                                                                                          ----------            -----------
      Net cash (used in) provided by operating activities                                   (44,430)                78,409

CASH FLOWS FROM INVESTING ACTIVITIES:

  Additions to property, plant and equipment                                                (22,681)              (118,081)
  Proceeds from lease agreement                                                                   -                  7,779
  Proceeds from disposal of property, plant, and equipment                                    1,030                  3,377
  Equity investment in American Iron Reduction, LLC                                               -                 (3,750)
  Reductions in other non-current assets                                                       (380)                (1,349)
                                                                                          ----------            -----------
      Net cash used in investing activities                                                 (22,031)              (112,024)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net short-term borrowings and repayments                                                        -                  5,000
  Payment of debt issue costs                                                                (5,000)                     -
  Borrowings under $30 million bridge facility                                                    -                 13,200
  Payments on long-term debt                                                                (10,161)                     -
  Borrowings under revolving credit facility                                              1,044,232              1,388,706
  Payments on revolving credit facility                                                    (961,125)            (1,365,005)
  Purchase of treasury stock                                                                      -                 (3,209)
  Cash dividends paid                                                                        (1,485)                (4,565)
                                                                                          ----------            -----------

      Net cash provided by financing activities                                              66,461                 34,127
                                                                                          ----------            -----------
Net (decrease) increase in cash and cash equivalents                                              -                    512

Cash and cash equivalents at:
  Beginning of period                                                                           935                    902
                                                                                          ----------            -----------
  End of period                                                                                 935             $    1,414
                                                                                          ==========            ===========

                             See accompanying notes.


                          BIRMINGHAM STEEL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Description of the Business and Significant Accounting Policies

Description of the Business

Birmingham Steel Corporation (the Company) owns and operates facilities in the mini-mill sector of the steel industry. The Company also owns equity interests in scrap collection and processing operations. The Company's rebar/merchant segment produces a variety of steel products including semi-finished steel billets, reinforcing bars and merchant products, such as rounds, flats, squares, strips, angles and channels. These products are sold primarily to customers in the steel fabrication, manufacturing and construction business. The Company has regional warehouses and distribution facilities, which are used to distribute its rebar and merchant products.

In addition, the Company's Special Bar Quality (SBQ) segment, which was reported in discontinued operations prior to the second quarter of fiscal 2000, produces high quality rod, bar and wire that is sold primarily to customers in the automotive, agricultural, industrial fastener, welding, appliance and aerospace industries in the Unites States and Canada.

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

In the opinion of management, all material adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1999. Operating results for the interim periods reflected herein are not necessarily indicative of the results that may be expected for full fiscal year periods.

2.  DISCONTINUED OPERATIONS SUBSEQUENTLY RETAINED

In fiscal 1999,  prior  management  of the Company  announced  plans to sell the
Company's SBQ operations, which includes rod, bar and wire facilities in Cleveland, Ohio; a high quality melt shop in Memphis, Tennessee; and the Company's 50% interest in American Iron Reduction, L.L.C. (AIR). Accordingly, as required by APB Opinion 30 (as interpreted by EITF 95-18) the operating results of the SBQ division were reflected as discontinued operations in the Company's annual financial statements for fiscal 1999 and in the first quarter of fiscal 2000. On January 31, 2000, subsequent to a change in management which occurred after a prolonged proxy contest, new management announced the Company would no longer reflect its SBQ operations as discontinued operations. The change was required as a result of new management's decision to reestablish its Cleveland-based American Steel & Wire (AS&W) in the SBQ markets by purchasing semi-finished steel billets from qualified third-party suppliers. Management's decision to continue operating the AS&W facilities was based on the following considerations:

o The Company's attempts to sell the facility had not been successful, and at that time management believed that a sale in the near term would not generate sufficient proceeds to pay down a meaningful amount of the Company's long-term debt.
o New management believed there was a viable long-term market for AS&W's high-quality rod, bar and wire products.
o The Company had identified several potential sources of high-quality billets for the AS&W operations to replace Memphis as the primary supply source.

Management also concluded that a sale of the entire SBQ line of business by the end of fiscal 2000, as had been previously anticipated, was no longer likely based upon the results of selling efforts to date and considering current market conditions. In accordance with EITF 90-16, Accounting for Discontinued Operations Subsequently Retained, the results of operations of the SBQ division have been reported within continuing operations since the beginning of the second quarter of fiscal 2000. In addition, the operating results of the SBQ division for all periods prior to October 1, 1999 (previously reflected in discontinued operations) have been reclassified from discontinued operations to continuing operations. As a result of unwinding the discontinued operations treatment of the SBQ division, the Company reversed the remaining balance of the reserves for losses on disposal and operating losses, and their related income tax effects, in the second quarter of fiscal 2000. The reversal of previously established reserves (net of income tax) increased net income by $173,183,000
($5.77 per share) for the nine months ended March 31, 2000. Significant components of the reversals are as follows (in thousands):

                                                          Nine Months Ended
                                                           March 31, 2000
                                                       ------------------------

Reserve for estimated loss on disposal                                $195,343
Reversal and reclassification of SBQ operating losses                   56,544
Less income tax                                                       (78,704)
                                                       ------------------------
Net reversal                                                          $173,183
                                                       ========================


Refer to Note 2 to the Company's 1999 consolidated financial statements for further information on the nature and components of the estimated loss on disposal.

Following is a summary of selected financial data for the SBQ division for prior
periods  that  were  previously   classified  in  discontinued   operations  (in
thousands):

                          Three Months Ended    For the years ended June 30,
                          September 30, 1999    1999        1998         1997

Net sales                    $57,961          $270,398    $299,144     $311,233
Loss before income taxes    $(21,420)         $(85,261)   $(40,112)    $ (7,912)

In the Company's Form 10-Q for the quarter ended September 30, 1999, the loss before income tax from the SBQ division was charged to the balance sheet reserve that had been established in fiscal 1999. The division's operating results for the second and third quarters of fiscal 2000 are presented in continuing operations (see Note 8 for segment information).

The following is a summary of SBQ assets and liabilities at June 30, 1999 (as reclassified in the accompanying balance sheet) and as reported in the accompanying unaudited consolidated balance sheet at March 31, 2000 (in thousands):

                                              March 31, 2000       June 30, 1999

Current Assets:
  Accounts receivable, net                      $   31,404            $  32,414
  Inventories                                       46,422               61,471
  Other                                                730                1,303
                                                ----------           -----------
                                                    78,556               95,188

Non-current Assets:
  Net property, plant and equipment,
    less valuation allowance of $85,000 at
    3/31/00 and allocated loss on disposal
    of $158,523 at 6/30/99                         232,425              121,082
  Excess of cost over net assets acquired
    and other non-current assets, net of
    reserve for loss of $22,134                        824                1,446
  Investment in AIR, net of reserve for
    loss on permanent impairment of $13,889              -                    -
                                                ----------            ----------

Total SBQ division assets, net of valuation
    allowances and reserves                     $  311,805            $ 217,716



Current liabilities:
    Accounts payable                                  (421)             (35,190)
    Accrued loss on purchase commitment            (10,238)                   -
    Other accrued expenses                          (8,196)             (14,440)
                                                -----------           ----------
                                                   (18,855)             (49,630)
Non-current liabilities:
    Long-term debt                                 (42,159)             (42,224)
    Other non-current liabilities                   (1,966)              (1,414)
    Accrued loss on purchase
      commitment-non-current                       (30,000)                   -
                                                -----------           ----------
Total SBQ division liabilities                     (92,980)             (93,268)
                                                -----------           ----------
Net assets of SBQ division                      $  218,825            $ 124,448
                                                ===========           ==========


As reflected in the table above, after reversing the previously established reserves and allowances for losses on disposal, the Company evaluated the SBQ assets for impairment. The Company also reconsidered the adequacy of its reserves and provisions for contingencies, contract losses and other issues that developed during fiscal 2000 related to both the rebar/merchant and SBQ segments. The resulting charges and provisions are described in Note 3.


3. Start-Up and Restructuring Costs and other unusual Items


Start-up and restructuring costs and other unusual items consist of the following (in thousands):

                                 Three Months Ended      Nine Months Ended
                                      March 31                March 31
                                  2000          1999      2000         1999
                                 -------     --------    --------    --------
Start-up expenses:
  Memphis                        $   -        $14,520    $15,396     $ 31,269
  Cartersville                    5,857         6,103     14,727        8,931
  Other                               -             -          -          267

Asset impairment:
  Memphis facility                    -             -     85,000            -
  Assets taken out of service         -             -     13,111            -
  SBQ division excess of cost
   over net assets acquired           -             -     22,134            -

Restructuring charges:
  Severance and termination
     benefits (Memphis)               -             -      2,473            -
  Loss on purchase commitment         -             -     40,238            -
                               ----------     --------    --------    ---------
Other unusual items:
  Proxy solicitation                339             -      6,887            -
  Executive severance             2,220             -      7,298            -
                              ----------     --------    --------    ---------
                              $   8,416      $ 20,623    $207,264    $  40,467
                              ==========     ========    ========    =========



The above charges are reflected in the Company's reportable segments as follows (in thousands):

                         Three Months Ended            Nine Months Ended
                            March 31                         March 31
                        2000           1999            2000            1999
                    ------------------------        ------------------------
Rebar/Merchant      $  5,858        $  6,103        $ 27,838          $8,931
SBQ                        -          14,520         165,241          31,269
Unallocated            2,558               -          14,185             267
                     -------         -------         -------          ------
                    $  8,416        $ 20,623       $ 207,264        $ 40,467
                     =======        ========       =========        ========

As of March 31, 2000, none of the purchase commitment losses have been incurred. All proxy solicitation costs accrued and $3.8 million of the accrued liabilities for Memphis severance and termination benefits and executive severance have been paid.

A narrative description of the significant items summarized in the preceding tables follows:

Asset Impairment: On December 28, 1999, the Company announced the suspension of operations at its melt shop facility in Memphis, Tennessee. The results of the Company's impairment review indicated that the Memphis facility was impaired. Accordingly, in the second quarter of fiscal 2000, the Company recorded an impairment charge of $85 million representing the difference between the carrying value of those assets and the estimated fair market value (based on an appraisal) less estimated costs to sell the facility. Management is actively pursuing a sale or other disposition of the Memphis facility, including joint venture opportunities. As a result of the Company's decision to continue SBQ rolling operations in Cleveland using third party billet sources, there is no operational requirement to continue billet production in Memphis. Accordingly, Memphis was treated as an asset held for disposition as of January 1, 2000, and depreciation is no longer recognized. The estimated impairment loss also reflects the expected loss on settlement of an operating lease for equipment at Memphis. Substantially all of the steel produced at Memphis has historically been transferred to Cleveland for further processing. Virtually all of the Memphis facility's net sales are thus eliminated in the consolidated financial statements. Consequently, closing the Memphis facility is not expected to cause a decrease in SBQ net sales, provided the Company is able to secure an adequate third-party billet source for the Cleveland rolling mill.

Considerable management judgment is necessary to estimate fair value, accordingly, the ultimate loss on disposition of the facility could vary significantly from the estimates used in determining the loss in the quarter ended December 31, 1999. At March 31, 2000, the adjusted carrying value of the Memphis facility, which is reflected in property, plant and equipment is $70.8 million.

Assets taken out of service: In the quarter ended December 31, 1999, the Company wrote off equipment taken out of service during the quarter and recognized losses of $13.1 million.

Intangible Write-off: The $22.2 million impairment charge for intangible assets recognized in the second quarter of fiscal 2000 represents unamortized excess of cost over net assets acquired related to the SBQ division. This excess of cost over net assets acquired was previously written down as a part of the 1999 provision for loss on discontinued operations. After reversing the loss on disposition (as described in Note 2), the Company effectively restored the previous charge as a component of continuing operations (as required by EITF 90-16). Thus, the charge in the second quarter of fiscal 2000 is principally a reclassification within the income statement and had no impact on cash flows for the quarter or on stockholder's equity. The excess of cost over net assets acquired was impaired because the estimated undiscounted cash flows of the SBQ division were insufficient to cover the net carrying amount of the division's assets, considering management's operating strategy and its plan for continuing only the Cleveland facility as a part of ongoing operations.

Severance and Termination Benefits: In connection with the shut down of the Memphis facility, the Company accrued severance and other employee related exit costs of approximately $2.5 million in the quarter ended December 31, 1999. The Memphis shut down resulted in the termination of approximately 250 employees, including management, administrative, and labor positions. In accordance with EITF 94-3 Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity, the Company established a liability for severance and other related costs associated with involuntary termination of employees. The affected employees were notified of their terminations and their severance benefits before the end of the second quarter. Most of the Memphis employees were terminated as of December 31, 1999 and the remaining employees are expected to substantially complete mill clean-up and other exit activities by May 31, 2000.

Loss on purchase commitment: Through June 30, 1999 the Company had made equity investments of $23,750,000 in AIR, a 50% owned joint venture that operates a direct reduced iron (DRI) facility in Convent, Louisiana. DRI is a substitute for high grade scrap that, until December 31, 1999, was used to produce high quality billets at the Company's Memphis facility. In the fourth quarter of 1999, the Company announced its intention to dispose of its investment in AIR as a part of its plan of disposal for the SBQ line of business. Given market conditions that persisted at that time, and continue to persist, the Company concluded that its investment in AIR was impaired and included the estimated loss on sale of its investment in AIR ($13,889,000) in the fourth quarter 1999 loss on disposal of the SBQ business. As described in Note 2, in the second quarter of fiscal 2000, new management of the Company concluded that a sale of the entire SBQ line of business was unlikely to occur in the near term, and the previously accrued loss on disposition of the SBQ division, including the previous write-down of the Company's investment in AIR, was reversed. However, the Company continues to believe that the investment in AIR remains impaired. Accordingly, the previous write-down of the AIR investment was reinstated (reclassified) as a component of continuing operations in the second quarter of fiscal 2000. The impairment loss is reflected in "Loss from equity investment" in the consolidated statements of operations.

The AIR project is financed on a non-recourse basis to the Company and the other venture partner. In the fourth quarter of fiscal 1999, AIR defaulted on $178.9 million of non-recourse project finance debt. The Company, AIR and the other venture partner have continued workout discussions with AIR's lenders concerning the project finance debt and the related DRI purchase commitments.

In connection with AIR's project financing agreements, the Company and its venture partner have each agreed to purchase 50% of AIR's annual DRI production (up to 600,000 metric tons), if tendered, at prices which are equivalent to AIR's total production costs (excluding depreciation and amortization but including debt service payments under AIR's project finance obligations). The market price of DRI has remained approximately $30 per ton less than the price that the venture partners are committed to pay under the DRI purchase commitment to AIR. In the Company's Annual Report on Form 10-K for the year ended June 30, 1999, the Company disclosed that although it intended to dispose of its interest in AIR as a part of its overall plan of disposal for the SBQ line of business, the Company could remain obligated to purchase DRI from AIR after the disposal of the SBQ business. At the end of fiscal 1999, the Company had no viable strategy for terminating or settling the DRI purchase commitment. Furthermore, because of the length of the remaining term of the commitment at that time (approximately 8 years), prior management of the Company concluded that it could not reasonably predict DRI price movements over such a long period, and consequently it could not reasonably estimate the ultimate amount of loss, if any, on the DRI purchase commitment. The Company disclosed that if it is unable to find a buyer or another third party to assume its obligations under the AIR purchase agreement and future market prices for DRI remain less than the committed costs under the purchase agreement, the Company would incur losses on future merchant DRI sales. On the other hand, if the market price of DRI increases during the term of the purchase commitment, the Company could generate trading profits from merchant DRI sales.

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

Management believes that a sale of the facility can be completed in one to two years. The Company will continue to be obligated to purchase approximately 300,000 metric tons per year (approximately equal to the 1999 run rate) until a sale is completed. Management expects that during this time, the current spread between the Company's committed cost under the DRI purchase contract and the market price of DRI will essentially remain at the current level. Management also expects to be able to resale substantially all of its share of AIR's production to third parties in the merchant DRI market, but the Company will incur continuing losses on these merchant DRI activities, at least for the near term. In addition, management expects that the Company will absorb a portion of the expected loss on sale of AIR's production facility. Accordingly, the Company recorded a $40.2 million loss on the AIR purchase commitment in the second quarter of fiscal 2000, of which $30 million is classified as non-current and the remainder is classified as a current liability.

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

Proxy Solicitation: These costs, principally consisting of legal, public relations and other consulting fees, were incurred in the Company's defense of a proxy contest led by The United Company Shareholder Group (the "United Group"). On December 2, 1999, the Company and United Group reached a settlement appointing John D. Correnti as Chairman and Chief Operating Officer and appointing nine new board members approved by the group. The charges include approximately $1.6 million to reimburse the United Group for certain of its costs in connection with the proxy fight. As agreed, this portion of the total costs was settled through issuing 498,733 of the Company's common stock to the United Company during the third quarter.

Executive Severance: As a result of the proxy contest, several executives, including the former CEO, terminated their employment during the second and third quarters of fiscal 2000. As more fully described in the Company's Annual Report on Form 10-K, several key executives of the Company are covered by the Company's executive severance plan, which provides for specified benefits after a change in control of a majority of the Board of Directors of the Company, among other triggering events. Through March 31, 2000, six executives covered by the Plan have been severed. The executive severance provision recorded in the quarters ended December 31, 1999 and March 31, 2000 reflects only those executives who were terminated by the end of these respective quarters. Additional executive severance expenses incurred in the quarter ended March 31, 2000 were approximately $2.2 million.

4.  INVENTORIES

Inventories are valued at the lower of cost (first-in, first-out) or market, as summarized in the following table (in thousands):

                                     March 31, 2000             June 30, 1999


Raw Materials and Mill Supplies     $      48,146            $      52,658
Work-in-Process                            33,790                   40,928
Finished Goods                             78,138                   68,215
                                    ---------------          ------------------
                                    $     160,074            $     161,801
                                    ===============          ==================

5.  LONG-TERM  DEBT

On May 15, 2000, the Company and its lenders executed amendments to its principal debt and letter of credit agreements to provide for the continuation of the Company's borrowing arrangements on a long-term basis. These amendments replace previous amendments, which were negotiated by the Company's prior management in October 1999.

Among other things, the new amendments generally provide more operating flexibility, modifications to financial covenants and $25 million in new funding commitments from the lenders. The new agreements maintain the interest rates or spreads currently in effect for the Company's debt. The lenders have also agreed that a change in control did not occur as a result of the recent proxy contest and resulting change in management. In addition, the new agreement allows the Company to retain $100 million of proceeds from issuance of new equity.

The new $25 million commitment is to Birmingham Southeast, LLC (BSE), an 85%-owned subsidiary which includes the Cartersville and Jackson operations. The new loan is secured by substantially all of the assets of Cartersville and Jackson, and bears interest at the rate of LIBOR plus 4%. The new loan provisions allow up to $10 million to be used to repay amounts owed by BSE to the Company, with the remaining $15 million to be used for capital expenditures, deferred maintenance and working capital for Cartersville and Jackson.

In exchange for the financing agreement modifications and the new $25 million funding commitment, the lenders received warrants to purchase 3 million of the Company's common shares for a 10-year period. The warrants are exercisable at a price of $3 per share. The Company will record the fair value of the warrants as an equity transaction in the quarter ending June 30, 2000. The portion of the warrant value that is allocated to the Senior Notes will be recognized as debt extinguishment loss in the quarter ending June 30, 2000. The portion of the warrant expense attributable to the Revolving Credit Agreement and the new $25 million loan will be amortized over the remaining terms of the debt (January
2002) as a component of interest expense.

Based upon the current level of the Company's operations and current industry conditions, the Company anticipates that it will have sufficient resources to make all required interest and principal payments under the credit agreement and Senior Notes through December 15, 2001. However, the Company is required to make significant principal repayments on December 15, 2001 and, accordingly, may be required to refinance its obligations under the Revolving Credit Agreement and Senior Notes on or prior to such date. There can be no assurance that any such refinancing would be possible at such time, or, if possible, that acceptable terms could be obtained, particularly in view of the Company's high level of debt, the restrictive covenants under the financing agreements, the Company's obligations to AIR (See Note 3) and the fact that substantially all of the Company's assets have been pledged to the banks and Senior Noteholders.


6.  INCOME TAXES

In connection with the Company's reversal of discontinued operations treatment of the SBQ division, the Company reversed the related $78,704,000 deferred tax asset in the second quarter of fiscal 2000.

The company established certain charges and provisions in the second quarter of fiscal 2000 (See Note 3), resulting in significant deferred tax benefits. However, the deferred tax assets attributable to the fiscal 2000 losses are not expected to be realized in the near term. Accordingly, the Company provided a valuation allowance in the tax provision applicable to continuing operations to reduce its net deferred tax assets to zero. As a result, no tax benefit was recognized on the loss incurred in the third quarter.

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

8. INDUSTRY SEGMENT AND GEOGRAPHIC INFORMATION

The Company has two reportable segments: rebar/merchant and SBQ. Summarized financial information concerning the Company's reportable segments is shown in the following table.

Three months ended March 31, 2000
---------------------------------           Rebar/
                                           Merchant        SBQ          Total
Net Sales                                $  194,093     $ 59,048      $ 253,141
Intersegment revenue                          7,774        3,364         11,138
Start-up costs and unusual items
  reflected in segment profit (loss)          5,858            -          5,858
Segment profit (loss)                        (3,703)     (19,083)       (22,786)


Nine months ended March 31, 2000
--------------------------------           Rebar/
                                          Merchant         SBQ           Total
Net Sales                                $  540,510     $178,924      $ 719,434
Intersegment revenue                         24,847        3,489         28,336
Start-up costs and unusual items
  reflected in segment profit (loss)         27,838      165,241        193,079
Segment profit (loss)                        (8,259)    (187,510)      (195,769)

Segment assets                            1,150,120      320,522      1,470,642

Three months ended March 31, 1999
---------------------------------          Rebar/
                                          Merchant         SBQ           Total
Net Sales                                $  152,179     $ 72,307      $ 224,486
Intersegment revenue                          1,048           45          1,093
Start-up costs and unusual items
  reflected in segment profit (loss)          6,103       14,520         20,623
Segment profit (loss)                         3,235      (24,263)       (21,028)

Nine months ended March 31, 1999
--------------------------------            Rebar/
                                          Merchant         SBQ           Total
Net Sales                                $  525,908     $ 196,388     $ 722,296
Intersegment revenue                          2,177            98         2,275
Start-up costs and unusual items
  reflected in segment profit (loss)          8,931        31,269        40,200
Segment profit (loss)                        42,280       (62,736)      (20,456)

Segment assets                            1,224,454       462,961     1,687,415

Reconciliations
                                Three months      Three months          Nine months         Nine months
                                   ended              ended                ended                ended
                              March 31, 2000      March 31, 1999       March 31, 2000      March 31, 1999
Revenue
-------
Total external revenue
  for reportable segments        $ 253,141          $ 224,486            $ 719,434           $ 722,296

Intersegment revenue for
  reportable segments               11,138              1,093               28,336               2,275

Elimination of intersegment
  revenue                          (11,138)            (1,093)             (28,336)             (2,275)
                                 ----------         ----------           ----------          ----------
Total consolidated revenue       $ 253,141          $ 224,486            $ 719,434           $  722,296
                                 ==========         ==========           ==========          ==========
Operating Loss
--------------
Total loss for reportable
  segments                       $(22,786)          $ (21,028)           $(195,769)          $ (20,456)

Unallocated  unusual items         (2,558)                  -              (14,185)               (267)

Other unallocated costs              (651)             (3,020)             (45,052)             (9,389)
                                 ----------         ----------           ----------          ----------
Loss from continuing
  operations before
  income taxes                   $ (25,995)         $ (24,048)           $(255,006)          $ (30,112)
                                 ==========         ==========           ==========          ==========

Assets
------
Total assets for reportable segments                                    $1,470,642          $1,687,415
Elimination of intercompany balances                                      (453,533)           (159,316)
Other eliminations                                                         (50,785)           (301,974)
                                                                        ----------          ----------
Total assets                                                            $  966,324          $1,226,125
                                                                        ==========          ==========

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Intersegment sales are recorded at cost plus $25 per unit, however, the intercompany profit is eliminated for consolidated reporting. The Company evaluates performance based on operating earnings of the respective facilities.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

In December 1999, following a proxy contest, the Company's shareholders elected new management and reconstituted the Board of Directors. The financial results for the third quarter ended March 31, 2000 reflect the influence of decisions implemented by prior management, as well as expenses associated with the proxy contest and severance of former members of management. The results also reflect wind-down costs related to the Memphis melt shop, which suspended operations on January 1,2000.

 In a press release dated May 1, 2000, management reported a number of significant achievements which occurred during the third quarter, which have improved financial viability and positioned the Company to improve financial results in the future. These achievements included:

o Settlement of remaining expenses associated with the proxy contest ($6.9 million)

o Conclusion of expenses expected to be paid in connection with severance payments to former members of management and former Memphis employees ($9.8 million)

o Conclusion of shut-down expenses related to the suspension of operations at Memphis ($5.7 million)

o Net reduction in corporate office personnel, which is expected to reduce annual expenses by more than $2 million

o Implementation of a turnaround plan at Cleveland

o Reduction in inventories by $39 million since December 31, 1999

o Reduction in accounts payable by $31 million since December 31, 1999

o Improved trade credit and relationships with vendors

o Completion of Phase I of construction of the new Cartersville rolling mill

o Increasing  productivity and sales at the new Cartersville rolling mill

o Improved borrowing capacity as a result of suspension of operations at Memphis, improvements at Cleveland and Cartersville and reduction in total inventories

o Reaching of a new and more flexible financing agreement with the Company's lenders

o Agreement by the Company's lenders to commit $25 million of new funding upon closing of the new financing agreement

o Resolution of issues with lenders and co-sponsor concerning the Company's 50% interest in American Iron Reduction (a joint venture to produce direct reduced iron)

Many of the items are more fully described in the footnotes to the Consolidated Financial Statements and elsewhere herein and in Management's Discussion and Analysis of Financial Conditions and Results of Operations.

In August 1999, prior management of the Company announced a strategic restructuring plan to dispose of its special bar quality (SBQ) operations in order to focus on its core rebar, merchant product and scrap businesses. In its results for the fourth quarter of fiscal 1999, the Company recorded $173.2 million in charges for the estimated loss on the sale of the SBQ operations, which included a $56.5 million pre-tax provision for estimated losses during the expected one-year disposal period.

In January 2000, the Company's new management decided to retain its SBQ rolling mill facilities in Cleveland, Ohio, which represent a substantial portion of the previously discontinued SBQ operations. As a result, the Company was required to reestablish the SBQ operations as part of continuing operations. The financial statements for the second quarter of fiscal 2000 include the reversal of $151.8 million of the original $173.2 million charge and the reclassification of the SBQ operations as a component of continuing operations. The effect of recovering the previous charges was substantially offset by re-establishing most of the previous reserves ($143.4 million after-tax) as described under the caption "Start-Up and Restructuring Costs and Other Unusual Items".

Results from Operations

The Company reported a net loss of $ 26 million or $.85 per share, basic and diluted, for the third quarter of fiscal 2000 compared with a net loss of $15.6 million or $.53 per share in the third quarter of fiscal 1999. The loss for the current period reflects $ 8.4 million in unusual charges, including proxy and executive severance expenses related to the recent proxy contest, start-up expenses and other unusual items, as more fully described in the footnotes to the Consolidated Financial Statements.

Sales

The following tables compare shipments and average selling prices per ton for the third quarters of fiscal 2000 and 1999 and the nine months ended March 31, 2000 and 1999:


                                  Three months ended March 31,
                      -----------------------------------------------------
                              2000                              1999
                                      Average                         Average
                                       Sales                          Sales
Product                 Tons Shipped   Price       Tons Shipped       Price
                      ----------------------       ----------------------------
 Rebar Products           346,019       $262         308,277          $262
 Merchant Products        260,705        308         211,346           302
 SBQ Products             144,766        392         177,762           412
 Billets/Other             73,062        221           9,668           215
                      ----------------------       ----------------------------
 Totals                   824,552       $296         707,053          $311
                      ----------------------       ----------------------------


                                  Nine months ended March 31,
                      ---------------------------------------------------------
                              2000                               1999

                                      Average                         Average
                                       Sales                          Sales
Product                 Tons Shipped   Price       Tons Shipped       Price
                      ----------------------       ----------------------------
 Rebar Products           1,087,215     $264         957,099          $283
 Merchant Products          721,849      306         649,526           331
 SBQ Products               441,507      403         460,978           429
 Billets/Other              120,323      244         144,039           216
                       ---------------------       ----------------------------
 Totals                   2,370,894     $302       2,211,642          $326
                       ---------------------       ----------------------------

Sales for the third quarter of fiscal 2000 were $253.1 million, up 12.7% from fiscal 1999 third quarter sales of $224.5 million. The increase was attributable to a 16.6% increase in total tons shipped from 707,053 tons in the third quarter of fiscal 1999 to 824,552 tons in the third quarter of fiscal 2000. The increase in tons shipped was, however, offset by a $15 average price per ton decrease in average selling prices in the current year period. Average selling prices for steel products generally declined throughout the 1999 calendar year, primarily because of increased imports of steel products and unfavorable trends in product mix, as lower priced rebar and billets accounted for a higher percentage of total shipments. Recently, imports of steel products have declined, and the Company has announced price increases which are expected to take effect in future periods.

Fiscal year 2000 sales for the nine months ended March 31, 2000 were $719.4 million, down 0.4% from $722.3 million from the same period last year. While shipments increased to 2,370,894 tons from 2,211,642 tons in the prior year, average selling price per ton decreased $24 per ton due to the impact of imports on the steel market and general market downward pressure on pricing.

Cost of Sales

As a percentage of net sales, cost of sales (other than depreciation and amortization) increased to 92.7 % in the current quarter compared to 86.3% in the third quarter of fiscal 1999. For the nine months ended March 31, 2000, cost of sales (other than depreciation and amortization) as a percentage of sales were 89.1 % compared to 85.8% for the comparable period last year. The percentage increase in cost of sales for the quarter and the nine month periods resulted primarily because of lower average sales prices, along with higher operating lease costs for equipment at the Cartersville, Georgia facility which became operational in the second half of fiscal 1999. In addition, the Company recognized $ 3.8 million in inventory writedowns (primarily for lower of cost or market adjustments) during the third quarter and established a liability of $ .9 million for a sales and use tax assessment in the second quarter of fiscal 2000.

Depreciation and amortization expense for the nine-month period of fiscal 2000 was essentially unchanged from the same period of the prior year. Depreciation and amortization expense for the third quarter of fiscal 2000 declined from the third quarter of fiscal 1999 as a result of the cessation of depreciation associated with the Memphis facility, which suspended operations on January 1, 2000, and the second quarter write-off of excess of cost over net assets acquired associated with the Company's SBQ operations.

Selling, General and Administrative (SG&A)

For the third quarter of fiscal 2000, SG&A expenses increased from $11.4 million to $12.1 million, or 6.1% above the same period last year. As a percentage of net sales, SG&A expense declined to 4.8% in the current fiscal quarter from 5.1% in the third quarter last year, principally because of the 12.7% increase in sales. For the first nine months of fiscal 2000, SG&A expense increased from $31.8 million in 1999 to $40.4 million, or 27.0%, and increased as a percentage of sales from 4.4% to 5.6%.

The increase in current year expenses relates to higher salaries and benefits associated with increased headcount and increased computer equipment and telephone equipment lease expense. In accordance with new management goals to streamline operations, the Company believes that expenses related to salaries and benefits will be reduced in future months as a result of recent reductions at Memphis, Cleveland and the corporate headquarters.

Start-Up and Restructuring Costs and Other Unusual Items

Start-up expense, restructuring cost and other unusual items amounted to $8.4 million in the third quarter of fiscal 2000, compared to $20.6 million in the same period last year. Substantially all of these costs relate to start-up expenses at the Cartersville, Georgia mid-section mill (which began operations in March 1999) and proxy and executive severance expenses related to the proxy contest and change in management. The Company expects to continue incurring start-up costs at Cartersville through the quarter ended June 30, 2000, at which time management anticipates that the facility will be producing at or near break-even operating level. In December 1999, the Company announced suspension of operations at the Memphis facility. The Company has completed the shut down at Memphis and expects to incur costs of approximately $1 million per month to maintain the facility until it is sold or otherwise disposed of.

Operating results for the nine months ended March 31, 2000 reflect the reversal of discontinued operations accounting which had been adopted by the Company in August 1999. The accounting treatment for retaining the discontinued SBQ segment required the reversal of $173.2 million of reserves, which had been previously established for estimated losses to be incurred until disposition of the SBQ operations. Although the discontinued operations reserves were reversed in the second quarter of fiscal 2000, most of the previous charges were restored to fairly state SBQ assets, liabilities, and operating results. These items were expensed in the fiscal 2000 second quarter and substantially offset the reversal of the prior year charges. Following is a summary of the after-tax charges for the SBQ operations which offset the income from reversal of discontinued operations reserves:
                                                                 Charge
                                                           (Net of Tax Benefit)
                                                           -------------------
  SBQ loss from operations - first quarter fiscal 2000      $        13,922
  SBQ loss from operations - second quarter fiscal 2000              11,658
  Asset impairment - Memphis facility                                55,250
  Asset impairment - Investment in AIR                                9,028
  Loss on purchase commitment -  AIR                                 26,154
  Asset impairment - SBQ division excess of cost over
      net assets acquired                                            22,134
  Severance and termination benefits - Memphis                        1,608
  Inventory and other adjustments at Memphis
               and Cleveland                                          3,624
                                                           -------------------
               Total                                       $        143,378
                                                           ===================

In addition to above adjustments, reserves and other charges for SBQ operations, the Company incurred other unusual charges during the nine months ended March 31, 2000. The following table summarizes these pre-tax charges:

                           Description                              Charge
     ----------------------------------------------        -------------------
     Proxy solicitation expenses                           $         6,887
     Executive severance                                             7,298
     Asset impairment - Assets taken out of service                 13,111
                                                           -------------------
                  Total                                    $        27,296
                                                           ===================

For additional discussion of each of the above items refer to Note 3 of the Consolidated Financial Statements.

Interest Expense

Interest expense increased to $13.7 million in the third quarter of fiscal 2000 from $8.1 million in the same period last year. For the nine months ended March 31, 2000, interest expense increased to $37.3 million from $25.4 million in the same period last year. Higher interest charges are the result of a series of modifications to the Company's long-term debt agreements, which increased the Company's average borrowing rate to 8.72 % in the third quarter of fiscal 2000 from 6.54 % in the same period last year. For the nine months, the average borrowing rate increased to 8.04 % from 6.53 % last year. The recurring amortization of debt issue costs is also higher in 2000, reflecting the impact of amendment fees and other issuance costs incurred in connection with amending our debt agreement. Additionally, interest expense increased because of a decline in capitalized interest previously attributed to the mid-section mill project at the Cartersville, Georgia facility, which was placed in service in the third quarter of fiscal 1999.

Income Taxes

In the second quarter of fiscal 2000, the Company established a valuation allowance to reduce the carrying amount of net deferred tax assets to zero. The valuation allowance was considered necessary because in management's view, the realization of tax benefits from operating loss carryforwards and other deductible temporary differences was not assured in the near term. Similarly, no tax benefit was recognized in the third quarter because the tax benefit of the third quarter loss was offset by a further increase in the valuation allowance. The Company does not expect to pay federal income taxes in the foreseeable future because of the substantial net operating losses that will be available to offset future taxable income, if any. In January 2000, the Company received a $
10.6 million tax refund from the carryback of fiscal 1999 losses to prior years.

Liquidity and Capital Resources

Operating Activities

Net cash used in operating activities was $44.4 million for the nine months ended March 31, 2000, compared to cash provided of $78.4 million for the comparable period in fiscal 1999. Cash required for operating activities increased because of continued operating losses at the Company's Memphis, Cleveland and Cartersville operations. Management believes the Cartersville operation is approaching the end of start-up operations, and has established a goal of achieving a breakeven cash operating level by July 2000.

As part of the Company's decision to retain the previously discontinued SBQ segment, the Company will continue operations at the Cleveland mill while the Memphis facility has been idled and is held for disposition. The Company estimates the carrying cost of the Memphis facility to be less than $1 million per month. During the third quarter of fiscal 2000, the Company arranged for the purchase of high quality billets from several third parties to support operations at Cleveland and to help a turnaround of operations. These third party billets began arriving in Cleveland in April, and the Company is attempting to first return Cleveland to a breakeven operating performance and then to profitability. The Company also continues to explore opportunities to sell or participate in a joint venture involving the Memphis and Cleveland SBQ operations.


Investing Activities

Net cash used in investing activities was $22.0 million for the nine months ended March 31, 2000, as compared to $112.0 million in the same period last year. The change was attributable to reduced capital spending for major projects at the Memphis melt shop and the Cartersville mid-section mill. The debt covenants in the Company's new amended financing agreements restrict capital expenditures to $40 million for fiscal 2000, $35 million in fiscal 2001 and $30 million in fiscal 2002. However, the new financing agreements allow the Company to carryover unused capital expenditures to succeeding fiscal years. Through the nine months ended March 31, 2000, capital expenditures were $22.7 million. The Company believes the level of capital expenditures allowed in the new financing agreements is adequate to support management's plans for the ongoing operations.

Financing Activities

Net cash provided by financing activities was $66.5 million for the first nine months of fiscal 2000, compared to $34.1 million in the same period last year. Net outstanding borrowings on the Company's revolving credit facility increased $83.1 million during the nine months of fiscal 2000. The Company also made a principal reduction payment on an Industrial Revenue Bond totaling $10 million and paid $5 million debt issue costs in the second quarter of 2000.

At March 31, 2000, the Company was not in compliance with the fixed charges coverage covenants pertaining to its $ 280 million senior notes, $ 300 million revolving credit agreement and letter of credits underlying its capital lease and industrial revenue bond obligations. On May 15, 2000, the Company reached a new financing accord with its lenders which, among other things, provides greater operating flexibility, modifies financial covenants and provides $25 million in new funding commitments. In exchange for these modifications, the lenders received warrants to purchase 3 million shares of the Company's common shares over a ten-year period. The modifications to the Company's financing agreements are more fully described in Note 5 to the Consolidated Financial Statements. At March 31, 2000, the Company had availability of $26.4 million under its revolving credit facility. Management believes the availability under the revolver, together with the new $25 million facility provided to Birmingham Southeast, LLC, an 85% owned subsidiary of the company, as part of the recent financing agreement amendments, will be sufficient to support operations and capital expenditures through the term of the financing agreements. Based upon the current level of the Company's operations and current industry conditions at this time, the Company anticipates it will have sufficient resources to make all required interest and principal payments under the credit agreement and Senior Notes through December 15, 2001. However, the Company is required to make significant principal repayments on December 15, 2001, and, accordingly, will likely be required to refinance its obligations under the Revolving Credit Agreement and Senior Notes on or prior to such date. There can be no assurance that any such refinancing would be possible at such time, or, if possible, that acceptable terms could be obtained, particularly in view of the Company's recent history of operating losses and its high level of debt.

Management believes the Company will be in compliance with the restrictive covenants in the new financing agreement in the near term. The Company is currently in compliance with the restrictive debt covenants governing its loan agreements. However, should factors described under "Risk factors" in the Company's 10-K filing for fiscal 1999 adversely affect future operating results, the Company could violate one or more of its restrictive covenants within the next twelve months. For additional discussion of long-term debt refer to Note 5 of the Consolidated Financial Statements.

Working Capital

Working capital at the end of the third quarter of fiscal 2000 was $145.7 million, compared to $110.4 million at June 30, 1999. The increase in working capital was primarily attributable to increased sales and accounts receivable and a reduction in accounts payable. In the second quarter of fiscal 2000, the Company established a $ 10.2 million reserve to cover expected losses for the next year associated with the Company's investment in American Iron Reduction (See Note 3 of the Consolidated Financial Statements). Accounts payable declined primarily because of suspension of operations at Memphis and general spending curtailments throughout the Company as part of an initiative to conserve cash. These spending reductions were partially offset by the acceleration of payments to vendors, a substantial portion of which was funded by the Company's revolving credit facility. During the third quarter, the Company generated sufficient cash from operations to enable an improvement in payments to vendors.

Market Risk Sensitive Instruments

There have been no material changes in the Company's inherent market risks since the disclosures made as of June 30, 1999, in the Company's annual report on Form 10-K.


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



                                             PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Not Applicable

Item 2. Changes in Securities and Use of Proceeds

On January 7, 2000, the Company's Board of Directors unanimously approved to reimburse the United Company in unregistered stock for all expenses incurred in connection with the recent proxy contest led by the United Company to change the Company's management. On February 15, 2000, the Company consummated the reimbursement by granting the United Company 498,733 unregistered shares of the Company's common stock. These shares were issued pursuant to an exemption by reason of Section 4 (2) of the Securities Act of 1933, as amended.

On May 15, 2000, pursuant to a resolution of the Board of Directors of the Company adopted by unanimous consent on May 10, 2000, the Company issued Common Stock Purchase Warrants (the "Warrants") to purchase three million (3,000,000) shares of the Company's Common Stock to certain financial institutions in consideration of the agreement of these financial institutions who are creditors of the Company to enter into certain amendments to loan covenants of the Company under its various credit facilities and in consideration of a commitment by certain of these financial institutions to make available to Birmingham Southeast, LLC, an 85% owned subsidiary of the Company, a $25,000,000 line of credit for capital expenditures, deferred maintenance and working capital. The Warrants are exercisable at an exercise price of $3.00 per share. The Warrants were vested upon issuance and expire on May 15, 2010 at 5:00 p.m. The number of shares for which the Warrants are exercisable and the exercise price are subject to adjustment upon certain events as more fully described in the Warrants. The Warrants were issued pursuant to an exemption from registration by reason of
Section 4(2) of the Securities Act of 1933, as amended.

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable

Item 6. Exhibits and Reports on Form 8-K


(a)      The following exhibits are filed with this report:
(27)     Financial Data Schedule

(b)      Reports on Form 8-K

None

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           Birmingham Steel Corporation

                                           May 15, 2000

                                           /s/ J. Daniel Garrett
                                           ------------------------------
                                           J. Daniel Garrett
                                             Vice President Finance