Form 10-K
period 2000-06-30
BIRMINGHAM STEEL CORP
filed 2000-09-14
CIK 779334

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
(Mark One)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended June 30, 2000
                                       OR
|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
From the transition period from                 to

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

                                        Name of Each Exchange
                       Title of Each     on Which Registered
                Class
             Common Stock, par value       New York Stock
                 $0.01 per share              Exchange

                           Securities  Registered  pursuant to Section 12 (g) of
the Act:
                                      NONE
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

     As of September 1, 2000, 31,055,126 shares of common stock of the registrant were outstanding. On such date the aggregate market value of shares (based upon the closing market price of the Company's common stock on the New York Stock Exchange on September 1, 2000) held by non-affiliates was $76,128,660. For purposes of this calculation only directors and officers are deemed to be affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of our Proxy Statement for the 2000 Annual Meeting of Stockholders are incorporated herein by reference in response to items 10 through 12 in Part III of this report.

                                     PART I

ITEM 1.   BUSINESS

Overview

     Birmingham Steel Corporation (the Company) owns and operates facilities in the mini-mill sector of the steel industry. In addition, the Company owns an equity interest in a scrap collection and processing operation. From these facilities, which are located across the United States and Canada, the Company produces a variety of steel products including semi-finished steel billets, reinforcing bars, merchant products such as rounds, flats, squares, strips, angles and channels and Special Bar Quality (SBQ) products, including rod, bar and wire. In fiscal 2000, the Company began production of structural products such as angles, channels, and beams that are three inches wide and above. The Company also operates regional warehouse and steel distribution facilities.

     The  following  table   summarizes  the  Company's   principal   production
facilities:

    Location            Operation        Primary Products Produced
    ------------------- ---------------- -------------------------
    Birmingham, AL      Mini Mill          Steel Billets, Rebar, Merchant
                                             Products
    Cartersville, GA(A) Mini Mill          Steel Billets, Merchant Products,
                                             Structural Products
    Joliet, IL          Rolling Mill       Rebar, Merchant Products
    Kankakee, IL        Mini Mill          Steel Billets, Rebar, Merchant
                                             Products
    Jackson, MS(A)      Mini Mill          Steel Billets, Rebar, Merchant
                                             Products
    Cleveland, OH       Rolling Mills      SBQ Rods, Bars and Wire
    Memphis, TN(B)      Melt Shop          SBQ Blooms and Billets
    Seattle, WA         Mini Mill          Steel Billets, Rebar, Merchant
                                             Products
    Jackson, MS         Scrap Processing   Scrap

(A) Facilities owned by Birmingham Southeast, LLC, an 85% owned consolidated subsidiary.

(B) In January 2000, the Company suspended melting operations at Memphis. This facility is currently classified as an asset held for disposal.

     In addition to the production facilities listed above, the Company owns a 50% equity interest in Richmond Steel Recycling, LLC, a joint venture scrap collection and processing operation located in Vancouver, British Columbia. The Company also owns a 50% interest in American Iron Reduction, LLC (AIR), which operates a direct reduced iron (DRI) production facility in Convent, Louisiana.

Change in Management

     During the past three years, the Company experienced (1) significant start-up losses relating to new capital projects; (2) capital project cost overruns and start-up delays; (3) significant losses relating to investments in non-core operations; and (4) a deterioration in overall financial condition, as evidenced by substantial increases in debt and interest expense. Under prior management, the Company acquired an interest in Laclede Steel Company for $15 million. Laclede subsequently filed for bankruptcy protection, and the Company wrote off its entire investment in Laclede in fiscal 1998. During fiscal 1997, the Company invested $27.5 million in Pacific Coast Recycling, LLC, a scrap operation on the West Coast that was non-strategic to the Company's core operations. In 1999, after significant financial problems, prior management wrote off the Company's entire investment in Pacific Coast Recycling, LLC.

     In July 1999, The United Company Shareholder Group (the United Group), a dissident shareholder group, initiated a proxy contest to replace the Company's Chief Executive Officer and Board of Directors and certain members of management. On December 2, 1999, the Company and the United Group reached a settlement appointing John D. Correnti as Chairman and Chief Executive Officer and reconstituting the Board of Directors to include a total of twelve directors, nine of which were appointed by the United Group and three of which were appointed by previous management. Since the conclusion of the proxy contest in December 1999, new management has accomplished a number of significant achievements which it believes improved the overall financial condition of the Company and positioned the Company for improved financial results in the future. These achievements include the following:

o Suspended operations at the Company's Memphis facility in December 1999, which had incurred start-up costs of more than $83 million in the last three years and had been a major drain on the Company's liquidity. Implementing this strategy reduced operating losses at the facility from approximately $3.5 million per month to approximately $1 million per month.
o Reduced corporate office personnel, which is expected to reduce annual expenses by more than $2 million.
o Finalized more flexible financing agreement with the Company's lenders, including new $25 million financing commitment.
o    Reduced inventories by $21 million from December 1999 to June 2000.
o    Reduced accounts  payable by $20 million from  December  1999 to June
     2000 and thereby improved relationships with vendors.
o Reduced SG&A spending to 4.1% of sales in the fourth quarter from 6.1% of sales in the first quarter.
o Substantially completed capital spending and increased productivity and sales at the new Cartersville rolling mill which resulted in breakeven cash flow for the month of May 2000 at Cartersville.
o    Strengthened sales management for Cartersville and SBQ markets.
o Implemented a turnaround plan at Cleveland, which resulted in breakeven cash flow for the month of June 2000.
o Reached a new agreement with lenders of AIR, which has reduced the Company's requirements for purchases of direct reduced iron from the venture.
o Paid or settled substantially all expenses associated with the proxy contest ($6.9 million).
o    Reached  severance   arrangements  with  all  but  two  former  members  of
     management.
o Sold interest in Pacific Coast Recycling, a non-strategic west coast scrap operation, generating $2.5 million cash flow and eliminating liabilities and guarantee obligations associated with the venture.

New management is committed to continuing to improve the Company's financial condition. Management's short-term strategies include:

o    Completion of start-up operations at Cartersville.
o Disposition of non-strategic SBQ assets, including the Memphis facility and the Company's investment in AIR.
o    Reduction of long-term debt.

     In addition, the Company must continue to operate under the terms and provisions of its principal debt agreements. In May 2000, the Company amended its principal debt and letter of credit agreements to provide for the continuation of the financing arrangements on a long-term basis and to increase the Company's borrowing capacity. As part of the May amendments, the Company agreed to achieve certain cash flow performance levels at the Cleveland operation beginning with the quarter ending September 30, 2000.

     Management has taken actions to improve the operating cash flow of Cleveland. However, if the Cleveland operation does not achieve certain cash flow performance levels before September 30, 2000, or if the Cleveland operation is not sold on or before September 30, 2000, the Company may be required by its lenders to cease operations in Cleveland. If this occurs, the Company may incur charges related to asset impairment, severance and other exit costs, which may be material to the Company's operations. Although the Company has not adopted a formal plan to dispose of the Cleveland facility, management is pursuing opportunities to sell or otherwise dispose of the facility, either together with the Memphis facility or in separate transactions. Furthermore, considering the current economic conditions in the steel industry, the fair value of the Cleveland assets in an immediate liquidation may be less than their carrying value. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of Cleveland assets if management decides to terminate operations or sell the Cleveland facility.

Discontinued Operations

     In fiscal 1999, prior management of the Company announced plans to sell the Company's SBQ segment, which includes rod, bar and wire facilities in Cleveland, Ohio; a high quality melt shop in Memphis, Tennessee; and the Company's 50% interest in AIR. Accordingly, as required by APB Opinion 30 and EITF 95-18 the operating results of the SBQ segment were reflected as discontinued operations in the Company's annual financial statements for fiscal 1999 and in the first quarter of fiscal 2000. In January 2000, subsequent to the change in management described above, the Company announced its intention to retain its SBQ rolling mill facilities in Cleveland, Ohio, which represent a substantial portion of the SBQ segment. As a result, the Company was required to re-establish the SBQ operations as a part of continuing operations in the second quarter of fiscal 2000. Management also reestablished the marketing name of its Cleveland facility to American Steel & Wire (AS&W). Management's decision to retain the AS&W facilities was based on the following considerations (Refer to Note 2 to the Consolidated Financial Statements):

o As of January 2000, the Company's attempts to sell the facility had not been successful, and new management believed at that time that a sale in the prevalent economic climate would not generate sufficient proceeds to pay down a meaningful amount of the Company's long-term debt.
o New management believes there is a viable long-term market for AS&W's high-quality rod, bar and wire products.
o The Company had identified several potential sources of high-quality semi-finished billets for the AS&W operations to replace the Memphis melt shop (which was shut down in early January 2000) as its primary supply source.

History

     The Company was formed in 1983 and commenced operations in 1984. Upon commencement of operations, the Company owned two mini-mills--in Birmingham, Alabama and Kankakee, Illinois. Subsequently, the Company has followed a strategy of growing by acquisition when market and economic conditions warrant. The Company acquired additional mini-mills in Jackson, Mississippi (1985) and Seattle, Washington (1986). In 1991, the Company acquired the assets of Seattle Steel, Inc. and consolidated all of its Seattle operations at the former Seattle Steel site. In 1993, the Company entered the SBQ market with the acquisition of AS&W, which added the Joliet mini-mill as well as rod and wire mill assets that are currently in use in the Company's Cleveland facility.

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

     Following its acquisition of AS&W in 1993, the Company's management sought to build the Company's special bar quality operations using the AS&W assets as a platform. In addition to building additional rolling mill capacity in Cleveland, the Company constructed a melt shop in Memphis, Tennessee. The Memphis melt shop facility was intended to provide lower cost raw materials (high grade, low carbon billets) for the Cleveland SBQ rod, bar and wire operations. During the development and expansion of the Cleveland and Memphis facilities, industry overcapacity and an increase in imported SBQ products created unfavorable pricing conditions. In August 1999, the Company announced its intention to divest its SBQ operations in order to focus on its core mini-mill and scrap operations. In January 2000, under new management, the Company decided to rationalize the SBQ operations by suspending melting operations at the Memphis facility and continuing operations at the AS&W facilities using third-party billets.

New Projects

     The Company follows a continuous program to upgrade and improve its existing facilities, while at the same time searching for opportunities to add productive capacity when warranted. In March 1999, the Company commenced start-up of its new Cartersville rolling mill. The new Cartersville rolling mill facility is expected to expand the Company's merchant and structural product offerings and enable the Company to penetrate new markets. As of June 30, 2000, the Cartersville rolling mill was nearing completion of the start-up phase.

Operational Management

     The Company's strategies for its rebar/merchant mini-mills are to (i) increase sales by actively pursuing new customers and strengthening relationships with existing customers; (ii) improve its position as a low-cost producer through continued operating cost reductions; (iii) optimize capacity utilization at each facility; and (iv) increase production and sales of merchant and structural products.

     For management purposes, the Company's rebar and merchant product mini-mills are operated as independent business units, reporting directly to the Company's Chief Executive Officer (a change from the SBU structure used by former management). The rebar/merchant facilities are aggregated and reported within a single segment because, among other things, they produce essentially the same products using essentially identical production equipment and techniques and they sell steel products to the same classes of customers. In addition, their distribution methods are identical and they operate under the same regulatory environment. Furthermore, over the long-term, the rebar/merchant facilities are expected to generate similar long-term average gross margins.

     SBQ operations are considered a separate segment for financial reporting purposes due to differences in: (1) the class of customer served, (2) finished product chemistry and surface quality, (3) intended uses of finished product, and (4)expected long-term average profit margins.

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

     The Company operates mini-mills (electric arc furnace melt shops and finished product rolling mills) in Birmingham, Alabama; Kankakee, Illinois; and Seattle, Washington. The Company also operates a rolling mill in Joliet,
Illinois,  and  has  warehouse  and  distribution   facilities  in  Fontana  and
Livermore, California; Baltimore, Maryland; Ft. Worth, Texas; and Ft. Lauderdale, Florida. Through its wholly owned subsidiary, Birmingham East Coast Holdings, the Company owns 85% of Birmingham Southeast, a consolidated subsidiary that operates mini-mills in Cartersville, Georgia and Jackson, Mississippi. The Company also operates SBQ rod, bar and wire production facilities in Cleveland, Ohio.

     Carbon steel rebar products produced by the Company are sold primarily to independent fabricators and distributors for use in the construction industry. Merchant and structural products are sold to fabricators, steel service centers and original equipment manufacturers for use in general industrial applications. SBQ rod, bar and wire products are sold primarily to customers in the automotive, fastener, welding, appliance and aerospace industries.

     The Company's mini-mills melt ferrous scrap to produce rebar, merchant and structural steel products. Production begins with the melting of ferrous scrap in an electric arc furnace. The molten steel is funneled through a continuous caster, which produces steel billets (continuous rectangular strands of steel) which are cut into predetermined lengths. Billets are transferred to a rolling mill where they are reheated, passed through a roughing mill for size reduction, rolled into finished products, and cooled. Merchant and structural products then pass through state-of-the-art straightening and stacking equipment. At the end of the production process finished products pass through automated bundling equipment to ensure uniform packaging for shipment to customers.

The Company's SBQ operations in Cleveland obtain high quality carbon and alloy semi-finished billets from third parties and from the Cartersville melt shop. These semi-finished billets are reheated and rolled into a variety of high quality rod, bar and wire products.

Raw Materials and Energy Costs

     The principal raw material used in the Company's mini-mills is ferrous scrap, generally derived from automobile, industrial and railroad scrap. The market for scrap steel is highly competitive and its price volatility is influenced by periodic shortages, freight costs, speculation by scrap brokers and other conditions largely beyond the control of the Company. The Company purchases its outside scrap requirements from a number of scrap merchants and is not generally dependent on any single supplier. In fiscal 2000, scrap costs represented approximately 45% of the Company's total manufacturing costs at its rebar/merchant mini-mills.

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

     The principal raw material for the Company's SBQ rod, bar and wire operations is high quality steel billets. Because of the metallurgical characteristics demanded by the finished product, the Company obtains its billets only from those suppliers whose billets can meet the required metallurgical specifications of its customers. The Company manufactures its high quality rod, bar and wire products using approximately 120 generic grades of billets. In fiscal 2000, the Company produced approximately 60% of its SBQ billet requirements at Memphis and Cartersville. Until December 1999 (when operations at Memphis were suspended) the Memphis melt shop used both high-grade scrap and DRI as feedstock. Substantially all of the Memphis DRI was obtained from AIR, the Company's DRI joint venture. In fiscal 2000, upon termination of operations at Memphis, the Company was required to obtain a substantial portion of its Cleveland billet requirements from third party suppliers. The new arrangements provide the SBQ operations with adequate billet supplies to allow it to produce up to 50,000 tons per month. The Company has informal arrangements to obtain billets from several foreign and domestic steel producers.

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

Production Capacity

     The table below presents management's estimated melting and rolling mill capacity, together with actual steel melting and rolling production for fiscal 2000. The capacities presented are management's estimates and are based upon a normal 168-hour weekly work schedule, assuming an average product mix for each facility and include the effects of capacity limitations currently impacting each facility. Production capacities listed below are estimated year-end capacity levels.

                                          Annual Fiscal Annual Fiscal
                                   Melting     2000      Rolling     2000
                                  Capacity  Production  Capacity  Production
                                            (in thousands of tons)
Rebar/merchant mini-mills:
   Birmingham.....................    500       503       550        538
   Kankakee.......................    835       833       800        542
   Joliet.........................     -         -        280        279
   Seattle........................    750       641       750        605
   Jackson........................    450       345       400        268
   Cartersville (A)...............  1,000       551       500        209

SBQ operations:
   Cleveland......................      -         -     1,100        539
   Memphis (B)....................  1,000       198         -          -
                                    -----      ----     -----       ----
                                    4,535     3,071     4,380      2,980
                                    =====     =====     =====      =====

(A)  The  Cartersville   facility  was  in  the  start-up  phase  of  operations
     throughout fiscal 2000.

(B) Memphis ceased operation in December 1999. Melting production for 2000 reflects only 6 months of operations. See "Discontinued Operations and Closing of Memphis Melt Shop" in Management's Discussion and Analysis.

     The Company has the capability to produce both rebar and merchant products at each of its rebar/merchant mini-mills. Converting rebar production to merchant products production is a routine facet of operations at the Company's mini-mill facilities and no major impediments exist which would preclude changing the product mix to meet changes in demand.

Production Facilities--Rebar/Merchant Mini-Mills

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

Kankakee, Illinois

         The Kankakee, Illinois facility is located approximately 50 miles south of Chicago. Since its acquisition in 1981, the Company has renovated the operation and installed a new melt shop, continuous caster, and rolling mill; reheat furnace and in-line straightening, stacking and bundling equipment. Kankakee enjoys a favorable geographical proximity to key Midwest markets for merchant products resulting in lower freight costs. Reduced freight costs and Kankakee's state-of-the-art equipment capabilities are competitive advantages in the Company's strategy to expand market share of merchant products.

Joliet, Illinois

     The Joliet, Illinois facility was acquired with the Company's purchase of AS&W in November 1993. In fiscal 1996, concurrent with the start-up of the new high quality bar mill in Cleveland (see "Cleveland, Ohio" below), the Company transferred the operation of the Joliet facility from management in Cleveland, Ohio to the operational control of the Kankakee, Illinois management group. The Company also invested approximately $30 million to upgrade the rolling mill and enable Joliet to produce coiled and straight length reinforcing bar, flats, rounds and squares. The Joliet operation consists of a modernized 2-strand, 19-stand Morgan mill, 3-zone top-fired walking beam furnace, no-twist finishing and a coil and cut-to-length line. The Joliet operation obtains its semi-finished steel billet requirements primarily from the Company's Kankakee facility.

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

     Soon after the acquisition of the Seattle operations, the Company began a modernization program that included the installation of a new baghouse, new ladle turret and billet runout table. In 1993, the Company completed construction of a new state-of-the-art in-line rolling mill, which includes automated in-line straightening, stacking, and bundling equipment designed to facilitate Seattle's expansion in merchant product production. The Seattle operation produces rebar and a variety of merchant products, including rounds, angles, channels, squares, flats and strip.

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

     Since acquiring the Jackson operation, the Company has renovated the facilities and equipment. The Jackson facility includes a melt shop which was completed in 1993 and a modern in-line rolling mill. Installation of automated in-line straightening and stacking equipment were completed in fiscal 1994. The Jackson facility produces primarily merchant products including rounds, squares, flats, strip and angles. The Jackson facility also produces some rebar.

Cartersville, Georgia

     Birmingham Southeast acquired the Cartersville, Georgia facility in December 1996. The facility has a melt shop with a 24-foot, 140-ton Demag AC electric arc furnace and Demag 6 strand billet caster. Cartersville is a supplier of billets for feedstock to the Cleveland facility. In March 1999, the Company began its own rolling operations in Cartersville, and now produces a wide range of merchant and structural products at this facility. The Company is nearing completion of start-up at the Cartersville facility.

PESCO Facilities

     In December 1994, the Company acquired substantially all of the assets of Port Everglades Steel Corporation (PESCO), a Florida-based steel distributor. PESCO obtains the majority of its steel requirements from the Company's Birmingham and Kankakee mini-mills.

Production Facilities--SBQ Operations

Cleveland, Ohio

     The Company's Cleveland, Ohio facilities include a rod mill, a bar mill and a wire mill. The rod and wire assets were acquired in 1993 when the Company purchased AS&W.

     The Cleveland facilities produce a variety of high quality steel rod, bar and wire products. The Cleveland operation has achieved QS9000 registration, which is a quality system requirement established by Chrysler, Ford and General Motors and is based upon the internationally recognized ISO9000 series of standards. The Cleveland operation also includes a facility that produces ultra-high tensile strength specialty wire for use in the U.S. Government's anti-tank missile guidance systems. The Cleveland plant is the only producer of Tube-launched, Optically tracked, Wire-guided (TOW) missile wire.

Memphis, Tennessee

     In November 1997, the Company began start-up operations of an SBQ melt shop in Memphis. The Memphis melt shop was designed to produce 1.0 million tons of high quality billets per year. The facility consists of an electric arc furnace, vacuum degassing tank, a ladle metallurgy station, a continuous bloom caster, and a billet rolling mill. The facility also includes inspection and conditioning equipment used to analyze billets prior to shipment. The Company ceased operations of the Memphis facility as of January 1, 2000 and committed to a plan to sell the assets. The Memphis facility assets are held for sale as of June 30, 2000. See Note 2 to the Consolidated Financial Statements.

Products

     Note 12 to the Consolidated Financial Statements provides information about net sales for each of the past three years by type of product and by geographic area. Following is a discussion of each of the Company's principal products and distribution methods.

Rebar Products

     The Company has the capability to produce rebar at each of its rebar/merchant mini-mill facilities. Rebar is generally sold to fabricators and manufacturers who cut, bend, shape and fabricate steel to meet engineering, architectural or end-product specifications. Rebar is used primarily for strengthening concrete in highway construction, building construction and other construction applications. Unlike some other manufacturers of rebar, the Company does not engage in the rebar fabrication business, which could put the Company into competition with its major rebar customers. The Company instead focuses its marketing efforts on independent rebar fabricators and steel service centers.

     Rebar is a commodity steel product which makes price the primary competitive factor. As a result, freight costs limit rebar competition to regional producers generally concentrated within a 700-mile radius of a mill. Except in unusual circumstances, the customer's delivery expense is limited to freight from the nearest mini-mill. Any incremental freight charges from another source must be absorbed by the supplier. The Company's ships rebar products to customers primarily via common carrier and, to a lesser extent, by rail and equalizes freight costs to the nearest competing mill.

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

     The following data, reported by the American Iron and Steel Institute (a rebar fabricator trade association), depict apparent rebar consumption in the United States from 1989 through 1999. The table also includes rebar shipments by the Company and its approximate market share percentage for the periods indicated:

                                              Rebar       Company   Approximate
                                           Consumption   Shipments     Market
        Calendar Year                       (in tons)    (in tons)     Share
        --------------------                ---------    ---------     -----
        1989............................... 5,213,000      972,000     18.6%
        1990............................... 5,386,000      972,000     18.0%
        1991............................... 4,779,000      945,000     19.8%
        1992............................... 4,764,000    1,060,000     22.3%
        1993............................... 5,051,000    1,181,000     23.4%
        1994............................... 5,151,000    1,185,000     23.0%
        1995............................... 5,454,000    1,108,000     20.3%
        1996............................... 6,071,000    1,288,000     21.2%
        1997............................... 6,188,000    1,432,000     23.1%
        1998............................... 7,373,000    1,363,000     18.5%
        1999............................... 6,546,000    1,446,000     22.1%

     The Company's rebar operations are subject to a period of moderately reduced sales from November to February, when winter weather and the holiday season impact construction market demand.

Merchant and Structural Products

     The Company has the capability to produce merchant products at each of its continuing core mini-mill facilities. Merchant products consist of rounds, squares, flats and strips, along with, angles and channels less than three inches wide. Merchant products are generally sold to fabricators, steel service centers and manufacturers who cut, bend, shape and fabricate steel to meet engineering or end product specifications. Merchant products are used to manufacture a wide variety of products, including gratings, steel floor and roof joists, safety walkways, ornamental furniture, stair railings and farm equipment.

     The Company has the capability to produce structural products at its Cartersville mini-mill facility. Structural products consist of angles, channels, and beams that are three inches wide and above. Structural products are used to manufacture a wide variety of products including housing beams, trailers, light to medium structural support for buildings and other construction based uses.

     Merchant and structural products typically require more specialized processing and handling than rebar, including straightening, stacking and specialized bundling. Because of the greater variety of shapes and sizes, merchant and structural products are typically produced in shorter production runs, requiring more frequent changeovers in rolling mill equipment. Merchant products command higher prices and generally produce higher profit margins on a per producer basis than rebar products. The Company has installed modern straightening, stacking and bundling equipment at its mills to strengthen its competitiveness in merchant and structural markets.

     As with rebar, the Company generally ships merchant and structural products to customers by common carrier or by rail and equalizes freight costs to the nearest competing mill.

     The following data reported by the American Iron and Steel Institute depict apparent consumption of merchant products in the United States from 1989 through 1999. The table also includes merchant product shipments by the Company and its approximate market share percentage for the periods indicated:

                                     Merchant Product    Company    Approximate
                                       Consumption      Shipments     Market
       Calendar Year                   (in tons)        (in tons)     Share
       --------------------          ----------------   ---------   -----------
        1989.......................... 8,398,000         272,000       3.2%
        1990.......................... 8,379,000         306,000       3.7%
        1991.......................... 7,045,000         287,000       4.1%
        1992.......................... 7,504,000         330,000       4.4%
        1993.......................... 8,445,000         395,000       4.6%
        1994..........................10,113,000         484,000       4.8%
        1995..........................10,618,000         524,000       4.9%
        1996..........................10,341,000         520,000       5.0%
        1997..........................10,534,000         925,000       8.8%
        1998..........................11,600,000         909,000       7.8%
        1999..........................10,237,000         908,000       8.9%

     Data reported by the American Iron and Steel Institute depict apparent consumption of structural products in the United States in calendar year 1999 was 6,391,000 tons. Since Cartersville did not begin construction of their mid-section mini-mill until March 1999, and has been in start-up through June 30, 2000, the Company did not have a significant amount of structural shipments during calendar 1999.

SBQ Rod, Bar and Wire Products

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

     Because of the nature of the end-uses, the Company's SBQ products must meet exacting metallurgical and size tolerance specifications and defect-free surface characteristics. The Company's marketing and sales strategy is to meet or exceed customers' requirements for high quality steel rod and wire.

     The Company's pricing strategy for SBQ products is generally market driven. Typically, rapidly responsive market pricing prevails for most customers that rely on market competition to determine price. The major exception to this is in the automotive industry, where model-year pricing practices result in fixed pricing for twelve months into the future (generally beginning August 1). This practice provides pricing certainty to automotive industry OEM suppliers.

Competition

     Price sensitivity in markets for the Company's products is driven by competitive factors, including the cost and availability of steel in the marketplace. The geographic marketing areas for the Company's products are principally the United States and Canada.

     Because rebar, merchant and structural products are commodity products, the major factors affecting the sale of finished products are manufacturing cost, competitive pricing, inventory availability, facility location and service. The Company competes in the rebar, merchant and structural markets primarily with numerous regional domestic mini-mill companies and foreign importers.

     The Company's primary competitors in rod and bar products are divisions of domestic and foreign integrated steel companies and domestic mini-mill companies. The Company competes primarily in the high quality end of the rod, bar and wire markets, differentiating itself from many of its competitors. Although price is an important competitive factor in the Company's SBQ business, particularly during recessionary times, the Company believes that its sales are principally dependent upon product quality, on-time delivery and customer service. The Company generally emphasizes its ability to meet or exceed customers' requirements for high quality steel rod, bar and wire. The SBQ market constitutes a relatively small percentage of total domestic steel consumption, and therefore some domestic integrated mills have exited this business or given it a low priority. Additionally, competing mini-mills are generally unable to produce steel of sufficient quality and metallurgical characteristics to produce rod, bar and wire comparable in quality to that manufactured by the Company.

Foreign Competition

         During the past two years, foreign steel imports have had a significant impact on the Company's shipments. Also, selling prices have decreased in each of the past two years, primarily because of increased imports. In July 2000, the Company and other United States rebar producers (the Rebar Trade Action Coalition) filed a petition with the International Trade Commission (ITC) against dumping of rebar in certain United States regional markets. In August 2000, the ITC ruled in favor of the Rebar Trade Action Coalition, preliminarily finding that certain regional United States markets had been injured or threatened with injury due to dumped steel imports. As a result of these findings, the Department of Commerce is reviewing the facts to determine if duties should be imposed on steel imports from certain countries. The Department of Commerce is expected to rule in December 2000.

Employees

Production Facilities

     At June 30, 2000, the Company employed 1,901 people at its production facilities. The Company estimates that approximately 25% of its current employee compensation in operations is earned on an incentive basis linked to production. The percentage of incentive pay varies from mill to mill based upon operating efficiencies. During fiscal 2000, hourly employee costs at these facilities were approximately $31 per hour, including overtime and fringe benefits, which was competitive with other mini-mills. Approximately 94 production and maintenance employees at the Joliet facility have been represented by United Steelworkers of America since 1986, and are parties to a collective bargaining contract that expired in June 2000. (The Company is currently in negotiations with union representatives.) During fiscal 2000, hourly employee costs at this facility were approximately $28 per hour, including overtime and fringe benefits. The Company's other facilities are not unionized. The Company has never experienced a strike or other work stoppage at its steel mills and management believes that employee relations remain good.

Sales and Administrative Personnel

     At June 30, 2000, the Company employed 225 sales and administrative personnel, of which 97 were employed at the Company's corporate office headquarters located in Birmingham, Alabama.

Environmental and Regulatory Matters

     The Company is subject to federal, state and local environmental laws and regulations concerning, among other matters, waste water effluent, air emissions and furnace dust disposal. As these regulations increase in complexity and scope, environmental considerations play an increasingly important role in planning, daily operations and expenses.

     The Company operates engineering/environmental services departments and has environmental coordinators at its facilities to maintain compliance with applicable laws and regulations. These personnel are responsible for the daily management of environmental matters. The Company believes it is currently in compliance with all known material and applicable environmental regulations. Changes in federal or state regulations or a discovery of unknown conditions could require substantial additional expenditures by the Company.

     The Company's mini-mills are classified as hazardous waste generators because they produce and collect certain types of dust containing lead and cadmium. The Company currently collects and disposes of such wastes at approved landfill sites or recycling sites through contracts with approved waste disposal and recycling firms.

     The Cleveland and Joliet facilities were acquired pursuant to an Asset Sales Agreement dated May 19, 1986 (the "Agreement"), by and between ASW and USX Corporation (formerly United States Steel Corporation) ("USX"). Pursuant to the Agreement, ASW is indemnified by USX for claims, if any, which may be asserted against ASW under the Resource Conservation and Recovery Act of 1976, as amended, 42 U.S.C. Subsection 6901, et seq., and the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended, 42 U.S.C. Sub-section 9601, et. Seq., or which may be asserted under similar federal or state statutes or regulations, which arise out of USX's actions on or prior to June 30, 1986, the date on which ASW acquired these facilities. To date, no such claims have been identified or asserted against ASW.

Executive Officers of the Registrant

     Pursuant to General Instruction G(3) to Form 10-K, information regarding the executive officers of the Company called for by Item 401(b) of Regulation S-K is presented below.

     The following table sets forth the name of each executive officer of the Company, the offices they hold, and their ages as of August 21, 2000.

Name                Age   Office Held
----------------    ---   -----------
John D. Correnti    53    Chairman of the Board and Chief Executive Officer
James A. Todd, Jr.  72    Vice Chairman and Chief Administrative Officer
Robert G. Wilson    63    Vice President - Sales and Marketing
Philip L. Oakes     53    Vice President - Human Resources
J. Daniel Garrett   42    Chief Financial Officer and Vice President - Finance

     John D. Correnti joined the Company as Chairman of the Board and Chief Executive Officer in December 1999. Prior to joining the Company, Mr. Correnti served as Vice Chairman, President and Chief Executive Officer of Nucor Corporation from 1996 to 1999.

     James A. Todd, Jr. joined the Company as Chief Administrative Officer in December 1999. Mr. Todd served as Chairman of the Board and Chief Executive Officer of the Company from 1991 to January 1996.

     Robert G. Wilson joined the Company in 1988 as Vice President - Sales and has served as Vice President - Sales & Marketing since December 1999.

     Philip L. Oakes joined the Company in 1996 and serves as Vice President - Human Resources. Prior to joining the Company, Mr. Oakes served as Vice President - Human Resources of Waste Management, Inc. from 1992 to 1996.

     J. Daniel Garrett joined the Company in 1986 and has served as Chief Financial Officer and Vice President - Finance since June 2000. From October 1997 to June 2000, Mr. Garrett served as Vice President-Finance & Control.

Risk Factors

     A description of "Risk Factors that May Affect Future Operating Results" relating to the Company is included in Management's Discussion and Analysis in
Item 7.

ITEM 2.   PROPERTIES

     The following table lists the Company's real property and production facilities. Management believes that these facilities are adequate to meet the Company's current and future commitments.

                                                        Building      Owned
                                                        Square         Or
        Location                             Acreage    Footage       Leased
                                             -------   ---------     ------
  Corporate Headquarters:
     Birmingham, Alabama....................    -       41,433       Leased

  Operating Facilities:
     Rebar/Merchant mini-mills:
       Birmingham, Alabama..................   26      260,900       Owned
       Kankakee, Illinois...................  222      400,000       Owned
       Seattle, Washington..................   69      736,000       Owned
       Jackson, Mississippi.................   99      323,000       Owned(A)
       Cartersville, Georgia................  283      367,000       Owned
       Ft. Lauderdale, Florida..............    -       29,500       Leased

     SBQ Operations:
        Cleveland, Ohio.....................  216    2,041,600       Owned(A)
        Memphis, Tennessee (B)..............  500      184,800       Owned(A)

(A) Portions of equipment that were financed by Industrial Revenue bonds are leased pursuant to the terms of such bonds.
(B) As of January 1, 2000 the Company suspended melting operations at Memphis. This facility is currently held for disposal.

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

     The table below sets forth for the two fiscal years ended June 30, 2000 and 1999, the high and low prices of the Company's common stock based upon the high and low sales prices of the common stock as reported on the New York Stock Exchange Composite Tape.

                                                              High        Low
                                                             ------     ------
     Fiscal Year Ended June 30, 2000
        First Quarter....................................    $ 9.06     $ 4.31
        Second Quarter...................................      8.19       3.25
        Third Quarter....................................      5.44       3.19
        Fourth Quarter...................................      5.00       3.00


     Fiscal Year Ended June 30, 1999
        First Quarter....................................   $ 12.75     $ 6.44
        Second Quarter...................................      7.94       3.50
        Third Quarter....................................      5.13       3.88
        Fourth Quarter...................................      7.13       3.94

     The last sale price of the Common Stock as reported on the New York Stock Exchange on August 21, 2000 was $3.00. As of August 21, 2000, there were 1,470 holders of record of the Common Stock. The Company's registrar and transfer agent is First Union National Bank of North Carolina.

      The ability of the Company to pay dividends in the future will be dependent upon general business conditions, earnings, capital requirements, funds legally available for such dividends, contractual provisions of debt agreements and other relevant factors (Refer to "Selected Consolidated Financial Data" for information concerning dividends paid by the Company during the past five fiscal years). In December 1999, the Company's Board of Directors decided to suspend quarterly dividend payments until the Company's profitability and cash flows improve and the restrictive covenants of its long-term debt obligation become less restrictive.

     Under terms of the Company's amended debt agreements (Refer to Note 7 to Consolidated Financial Statements), dividends and other "restricted payments," as defined in the agreements, are limited to the lesser of $750,000 per quarter or 50% of quarterly income from continuing operations.

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA


                                                                       Years Ended June 30,
                                                     -----------------------------------------------------------------
                                                        2000        1999(A)      1998(A)     1997 (A)    1996(A)
                                                     ---------    ----------   ---------    ---------    ---------
                                                                 (in thousands, except per share data)

Statement of Operations Data:
Net sales..........................................  $ 932,546    $  980,274    $1,136,019  $ 978,948    $ 832,489
Cost of sales:
   Other than depreciation and amortization.........   829,415       840,339       963,354    846,910      730,447
   Depreciation and amortization....................    58,179        60,992        55,266     45,843       34,701
                                                     -------------------------------------------------------------
   Gross profit.....................................    44,952        78,943       117,399     86,195       67,341

Start-up and restructuring costs and other unusual
    Items (B).......................................   210,476        50,735        34,238     10,633       23,907
Selling, general and administrative expense.........    49,226        46,126        48,645     36,670       37,731
                                                     -------------------------------------------------------------
Operating (loss) income.............................  (214,750)      (17,918)       34,516     38,892        5,703

Interest expense....................................    51,687        35,265        29,008     20,195       12,036
Other income, net (C)...............................     3,039        11,288        13,968      5,260        3,975
Loss from equity investments (D)....................   (11,915)      (30,765)      (18,326)    (1,566)          --
Minority interest in loss of subsidiary.............     7,978         5,497         1,643      2,347           --
                                                     -------------------------------------------------------------
(Loss) income from continuing operations before
   income taxes.....................................  (267,335)      (67,163)        2,793     24,738       (2,358)
(Benefit from) provision for income taxes...........   (41,001)      (16,110)        1,164     10,321         (181)
                                                     --------------------------------------------------------------
(Loss) income from continuing operations............  (226,334)      (51,053)        1,629     14,417       (2,177)

Discontinued operations:
   Reversal of loss  (loss) on  disposal of SBQ
      business,  including  estimated losses during
      the disposal period (net of income taxes of
      $78,704) (E)..................................   173,183      (173,183)           --         --           --
                                                     -------------------------------------------------------------
(Loss) income before extraordinary item.............   (53,151)     (224,236)        1,629     14,417       (2,177)

Loss on restructuring of debt
   (net of income taxes of $1,160)..................    (1,669)           --            --         --           --
                                                     -------------------------------------------------------------
Net (loss) income .................................. $ (54,820)   $ (224,236)   $    1,629  $  14,417    $  (2,177)
                                                     =============================================================

Basic and diluted per share amounts:
   (Loss) income from continuing operations......... $   (7.51)   $    (1.73)   $     0.05  $    0.50    $   (0.08)
   Income (loss) on discontinued operations.........      5.75         (5.88)           --         --           --
   Loss on restructuring of debt....................     (0.06)           --            --         --           --
                                                     -------------------------------------------------------------
   Net (loss) income................................ $   (1.82)   $    (7.61)   $     0.05  $    0.50    $   (0.08)
                                                     =============================================================
Dividends declared per share........................ $   0.050    $    0.175    $     0.40  $    0.40    $    0.40
                                                     =============================================================



                                                                                June 30,
                                                     -------------------------------------------------------------
                                                         2000       1999 (A)     1998 (A)    1997 (A)    1996 (A)
                                                     ------------  ---------    ---------   ---------    ---------
Balance Sheet Data:
Working capital..................................... $ 142,660     $ 110,467    $ 237,674   $ 228,882    $ 211,595
Total assets........................................   959,857       970,737    1,244,778   1,210,989      927,987
Long-term debt less current portion.................   594,090       511,392      558,820     526,056      307,500
Stockholders' equity................................   188,015       230,731      460,607     471,548      448,191




(A) The selected consolidated financial data for fiscal 1996 through 1999 has been restated to reflect the Company's special bar quality (SBQ) business within continuing operations. In fiscal 2000, subsequent to a change in management, which occurred after a proxy contest, new management announced the Company would no longer reflect its SBQ operations as discontinued operations. Refer to Note 2 to the Consolidated Financial Statements.

(B)  Includes start-up costs of $31,933,  $50,772,  $34,238, $10,633 and $16,409 in 2000,  1999,  1998,  1997 and 1996,  respectively.  In fiscal 2000,  the
     Company recorded asset impairment, restructuring charges and other unusual items amounting to $178,543. Refer to Note 14 to the Consolidated Financial Statements.

(C) Includes $4,414 in refunds from electrode suppliers in both 1999 and 1998 and $5,200 and $5,225 gain on sales of idle properties and equipment in 1999 and 1998, respectively.

(D) Includes impairment losses for equity investees of $13,889, $19,275 and $12,383 in 2000, 1999 and 1998, respectively. Refer to Note 3 to the Consolidated Financial Statements.

(E) In fiscal 1999, the Company reported the SBQ segment as discontinued operations based on former management's plan to sell the SBQ business. In the second quarter of fiscal 2000, the Company announced that it would no longer reflect the SBQ segment as discontinued operations based on new management's decision to re-establish its Cleveland-based American Steel & Wire. Refer to Note 2 to the Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations for further discussion of the status of the SBQ segment.

<

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT DEVELOPMENTS

Discontinued Operations and Closing of Memphis Melt Shop

     In August 1999, prior management of the Company announced a strategic restructuring plan to dispose of its special bar quality (SBQ) operations in order to focus on its core rebar, merchant product and scrap businesses. In its results for the fourth quarter of fiscal 1999, the Company recorded $173.2 million in charges for the estimated loss on the sale of the SBQ operations, which included a $56.6 million pre-tax provision for estimated losses during the expected one-year disposal period.

     In January 2000, the Company's new management decided to retain its SBQ rolling mill facilities in Cleveland, Ohio, which represent a substantial portion of the previously discontinued SBQ operations. As a result, the Company was required to re-establish the SBQ operations as part of continuing operations. The fiscal 2000 financial statements reflect the reversal of the $173.2 million charge and the reclassification of the SBQ operations as a component of continuing operations. The effect of reversing the previous charges in the second quarter of fiscal 2000 were substantially offset by re-establishing valuation allowances and other reserves as described under the caption "Start-Up and Restructuring Costs and Other Unusual Items".

      On December 28, 1999, the Company announced suspension of operations at its melt shop facility in Memphis, Tennessee as of January 1, 2000. Operations were suspended because of continued financial and operational difficulties encountered in meeting quality requirements for semi-finished billet supply at the Cleveland rolling mill operation. As part of the decision to idle the Memphis facility, the Company assessed the impairment of the facility and recorded an impairment charge of $85 million representing the difference between the carrying value of those assets and the estimated fair market value (based on an appraisal) less estimated costs to sell the facility. While the facility is idled, management expects to incur ongoing costs of approximately $1 million per month to maintain the facility and service outstanding lease and debt obligations. Management is actively pursuing a sale or other disposition of the Memphis facility, including joint venture opportunities.

Long-Term Debt Amendments

     On May 15, 2000, the Company and its lenders executed amendments to its principal debt and letter of credit agreements to provide for the continuation of the Company's borrowing arrangements on a long-term basis. These amendments replace previous amendments, which were negotiated by the Company's prior management in October 1999. Refer to Note 7 to the Consolidated Financial Statements for information about the terms and provisions of the amendments. Information also is provided under the caption "Liquidity and Capital Resources--Financing Activities" below.

GENERAL

      In December 1999, following a proxy contest, the Company's shareholders elected new management and reconstituted the Board of Directors. The financial results for the year ended June 30, 2000 reflect the influence of decisions implemented by prior management, as well as expenses associated with the proxy contest and severance of former members of management. The results also reflect wind-down costs related to the Memphis melt shop, which ceased operations as of January 1, 2000.

New management has accomplished a number of significant achievements since December that have improved the overall financial condition of the Company and positioned the Company for improved financial results in the future. These achievements include:

o Suspended operations at the Company's Memphis facility in December 1999, which had incurred start-up costs of more than $83 million in the last three years and had been a major drain on the Company's liquidity. Implementing this strategy reduced operating losses at the facility from approximately $3.5 million per month to approximately $1 million per month.
o Reduced corporate office personnel, which is expected to reduce annual expenses by more than $2 million.
o Finalized more flexible financing agreement with the Company's lenders, including new $25 million financing commitment.
o    Reduced inventories by $21 million from December 1999 to June 2000.
o Reduced accounts payable by $20 million from December 1999 to June 2000 and thereby improved relationships with vendors.
o Reduced SG&A spending to 4.1% of sales in the fourth quarter from 6.1% of sales in the first quarter.
o Substantially completed capital spending and increased productivity and sales at the new Cartersville rolling mill which resulted in breakeven cash flow for the month of May 2000 at Cartersville.
o    Strengthened sales management for Cartersville and SBQ markets.
o Implemented a turnaround plan at Cleveland, which resulted in breakeven cash flow for the month of June 2000.
o Reached a new agreement with lenders of AIR, which has reduced the Company's requirements for purchases of direct reduced iron from the venture.
o Paid or settled substantially all expenses associated with the proxy contest ($6.9 million).
o    Reached  severance   arrangements  with  all  but  two  former  members  of
     management.
o Sold interest in Pacific Coast Recycling, a non-strategic west coast scrap operation, generating $2.5 million cash flow and eliminating liabilities and guarantee obligations associated with the venture.


     Loss from continuing operations for fiscal 2000 was $226.3 million, or $7.51 per share, compared to a loss of $51.1 million, or $1.73 per share for fiscal 1999. The following table sets forth, for the years indicated, selected items in the consolidated statements of operations as a percentage of net sales.

                                                      Years Ended June 30,
                                                    ----------------------------
                                                      2000     1999      1998
                                                    -------   -------   --------

Net sales.........................................    100%     100%      100%
Cost of sales:
   Other than depreciation and amortization.......    88.9     85.7      84.8
   Depreciation and amortization..................     6.2      6.2       4.9
                                                    -------   --------  --------
Gross margin......................................     4.9      8.1      10.3
Start-up and restructuring costs and
   other unusual items............................    22.6      5.2       3.0
Selling,   general   and administrative expense...     5.3      4.7       4.3
Interest expense..................................     5.5      3.6       2.6
Other income, net.................................     0.3      1.2       1.2
Loss from equity investments......................    (1.3)    (3.1)     (1.6)
Minority interest in loss of subsidiary...........     0.9      0.6       0.1
(Benefit from) provision for income taxes.........    (4.4)    (1.6)      0.1
                                                    --------  --------  --------
Net (loss) income from continuing operations......   (24.3)%   (5.2)%     0.2%
                                                    ========  ========  ========

Results From Operations

     The following table sets forth, for the fiscal years indicated, trade shipments, product mix percentages and average selling prices per ton for the Company's rebar, merchant, rod/bar/wire and scrap operations:


                           2000                       1999                       1998
                   -----------------------  -------------------------  -------------------------
                    Tons    % of    Avg.     Tons     % of    Avg.        Tons    % of      Avg.
                  Shipped  Total  Selling   Shipped  Total  Selling     Shipped  Total   Selling
                   (000's) Sales   Price    (000's)  Sales   Price       (000's) Sales   Price
                  -------  -----  --------  -------  -----  ---------  --------- -----   -------

Rebar............. 1,459    46.8% $ 263      1,354   44.5%    $ 275       1,432   43.0%   $ 302
Merchants (A).....   950    30.5    314        885   29.1       323         925   27.8      344
Rod/Bar/Wire         528    17.0    403        649   21.3       414         662   19.9      451
Other.............   177     5.7    239        155    5.1       261         310    9.3      265
                   -----   -----             -----   -----                -----  ------
   Total.........  3,114   100.0%            3,043   100.0%               3,329  100.0%
                   =====   =====             =====   =====                =====  ======

(A) Structural products are included with merchant products due to limited production in fiscal 2000. Structural products were not produced in fiscal 1999 or 1998.


Net Sales

Fiscal 2000 compared to fiscal 1999

     In fiscal 2000, consolidated net sales decreased 4.9% to $932.5 million from $980.3 million in fiscal 1999. Rebar/merchant segment sales increased 1.3% to $719.2 million while SBQ segment sales decreased 21.1% to $213.3 million. Although rebar/merchant volumes were up 7.5% (in tons) over 1999, nearly all of the unit growth was offset by decreased selling prices which prevailed in the later half of the year. The decrease in SBQ segment sales were attributable to lower volumes and pricing pressures. In addition, in the fourth quarter, the Company reduced shipments of lower margin industrial quality products and focused efforts on higher margin SBQ products. The decline in average selling prices in both segments was attributable to increased levels of steel imports and general market downward pressure on pricing during fiscal 2000. The Company's average selling price for rebar, merchant, and SBQ products decreased $12, $9, and $11, respectively, per ton in 2000 versus 1999.

Fiscal 1999 compared to fiscal 1998

     In fiscal 1999, net sales decreased 14% to $980.3 million from $1,136 million in fiscal 1998. Net sales for the rebar/merchant segment decreased 15.2% to $709.9 million, while SBQ segment net sales decreased 9.6% to $270.4 million. Volumes for rebar/merchant products decreased 5.0% to 2,239,000 tons, while SBQ segment sales volumes decreased 2.0% to 649,000 tons. The decrease resulted from a decline in average selling prices for rebar, merchant and SBQ products. The decline in average selling prices and sales volume was attributable to unprecedented levels of steel imports and general market downward pressure on pricing during fiscal 1999. The Company's average selling price for rebar, merchant, and SBQ products decreased $27, $21, and $37, respectively, per ton in 1999 versus 1998.

Cost of Sales

Fiscal 2000 compared to fiscal 1999

     As a percentage of net sales, consolidated cost of sales (other than depreciation and amortization) increased to 88.9% in fiscal 2000, compared to 85.7% in fiscal 1999. For the rebar/merchant segment, this percentage increased to 83.4% in fiscal 2000, compared to 80.1% in fiscal 1999. For the SBQ segment, this percentage increased to 107.8% in fiscal 2000, compared to 100.5% in fiscal 1999. The percentage increase in cost of sales resulted primarily because of lower average sales prices, along with higher raw material costs. In addition, for the rebar/merchant segment, fiscal 2000 includes a full year of operating lease costs for equipment at the Cartersville, Georgia facility, which became operational in the second half of fiscal 1999.

For  fiscal  2000,  the  SBQ  segment   recognized  $3.8  million  in  inventory
write-downs (primarily for lower of cost or market adjustments) during the second quarter.

Depreciation and amortization expense for fiscal 2000 decreased $2.8 million compared to fiscal 1999, because of $4 million of depreciation expense reduction due to the shut down of the Memphis facility. Average scrap cost per ton for the rebar/merchant segment was $106 and $102 for fiscal 2000 and 1999, respectively. Conversion cost per ton for the rebar/merchant segment was $132 and $128 for fiscal 2000 and 1999, respectively. Average net billet cost per ton for the SBQ segment was $302 and $348 for fiscal 2000 and 1999, respectively. Average conversion cost per ton for the SBQ segment was $78 and $71 for fiscal 2000 and 1999, respectively.

Fiscal 1999 compared to fiscal 1998

     As a percentage of net sales, consolidated cost of sales (other than depreciation and amortization) increased to 85.7% in fiscal 1999, compared to 84.8% in fiscal 1998. For the rebar/merchant segment, this percentage decreased to 80.1% in fiscal 1999, compared to 82.2% in fiscal 1998. For the SBQ segment, this percentage increased to 100.5% in fiscal 1999, compared to 92.2% in fiscal 1998, primarily as a result of lower average sales prices. As a percent of net sales, depreciation and amortization expense for fiscal 1999 increased to 6.2% from 4.9% in fiscal 1998 primarily due to the start-up of operations at the Company's Cartersville, Georgia mid section mill. Average scrap cost per ton for the rebar/merchant segment was $102 and $133 for fiscal 1999 and 1998, respectively. Conversion cost per ton for the rebar/merchant segment was $128 and $123 for fiscal 1999 and 1998, respectively. Average net billet cost per ton for the SBQ segment was $348 and $351 for fiscal 1999 and 1998, respectively. Average conversion cost per ton for the SBQ segment was $71 and $67 for fiscal 1999 and 1998, respectively.

Start-Up and Restructuring Costs and Other Unusual Items

Fiscal 2000 compared to fiscal 1999

     Start-up expense, restructuring cost and other unusual items were to $210.5 million in fiscal 2000, compared to $50.7 million in fiscal 1999.

      Start-Up: Substantially all of the fiscal 2000 start-up costs relate to the Cartersville, Georgia mid-section mill (which began operations in March
1999) and continued efforts to optimize the Memphis melt shop (until operations were suspended). The Company will complete the start-up operational phase soon. In December 1999, the Company announced suspension of operations at the Memphis facility. The Company has completed the shut down at Memphis and expects to incur ongoing costs of approximately $1.0 million per month to maintain the facility until it is sold or otherwise disposed of.

     Restructuring Costs: Operating results, from continuing operations for fiscal 2000 were significantly impacted by the unwinding of discontinued operations accounting, which required the Company to reverse $251.9 million ($173.2 million after tax) of reserves which had been established in 1999 for estimated losses to be incurred on and until disposition of the SBQ operations. Although the discontinued operations reserves were reversed in the second quarter of fiscal 2000, most of the previous charges were restored through charges to continuing operations to fairly state SBQ assets, liabilities, and operating results. Following is a summary of asset impairment and restructuring charges for the SBQ operations, which offset a substantial portion of the income from reversal of the 1999 discontinued operations loss (in thousands):

     Asset impairment - Memphis facility.............................$ 85,000
     Loss on purchase commitment - AIR................................ 40,238
     Asset impairment - SBQ division goodwill......................... 22,134
     Severance and termination benefits - Memphis.....................  2,473
                                                                     --------
                                                                     $149,845
                                                                     ========

     In addition, the $13.9 million 1999 write-down of the Company's investment in AIR (originally recognized as a part of the estimated loss on disposal) was restored as an allowance for permanent impairment in fiscal 2000.

     Management's decisions to shut-down the Memphis melt shop and actively pursue a strategy to sell its interest in AIR or sell the assets of AIR will result in significant future savings and improved operating results. Among other things, because the Memphis facility is an asset held for sale, annual depreciation of $7.8 million will not be charged to future operations. Monthly operating losses at Memphis are expected to decrease by approximately $2.5 million. Also, future purchases of DRI from AIR will be reflected in cost of sales at market cost, rather than at the higher contracted price the Company must pay under the DRI purchase contract with AIR. In addition, as a result of the write-off of SBQ division goodwill, annual amortization expenses will decrease by $1.1 million.

     Other costs: The Company also incurred other unusual charges during fiscal 2000, including the following (in thousands):

     Proxy solicitation costs........................................$ 6,887
     Executive severance costs.......................................  6,298
     Asset impairment - assets retired............................... 13,111
     Debt amendment costs............................................  2,402
                                                                     -------
                                                                     $28,698
                                                                     =======

     Proxy solicitation costs, principally consisting of legal, public relations and other consulting fees, were incurred in the Company's defense of a proxy contest led by The United Company Shareholder Group (the "United Group"). On December 2, 1999, the Company and the United Group reached a settlement appointing John D. Correnti as Chairman and Chief Executive Officer and reconstituting the Board of Directors to include a total of twelve directors, nine of which were appointed by the United Group and three of which were appointed by previous management. The charges include approximately $1.7 million to reimburse the United Group for certain of its costs in connection with the proxy contest, which was settled by issuing 498,733 shares of the Company's common stock to the United Company during the third quarter.

     As a result of the proxy contest, a total of six executives, including the former CEO, were severed during fiscal 2000. Those executives were covered by the Company's executive severance plan, which provides for specified benefits after a "change in control," as defined in the plan, among other triggering events.

     In conjunction with the May 15, 2000 amendments to the Company's borrowing agreements, the Company incurred $2.4 million in legal and financial consulting fees.

     For additional discussion of each of the above items refer to Note 14 to the Consolidated Financial Statements.

Fiscal 1999 compared to 1998

     Start-up costs amounted to $50.7 million in fiscal 1999, compared to $34.2 million in fiscal 1998. Substantially all of the startup costs in both years related to excess production costs at the Cartersville, Georgia mid-section mill (which began operations in March 1999) and the Memphis melt shop, which never sustained commercially viable levels of production prior to its shut-down as of January 1, 2000.

Selling, General and Administrative Expenses ("SG&A")

Fiscal 2000 compared to fiscal 1999

     SG&A expenses were $49.2 million in fiscal 2000, an increase of 6.7% from $46.1 million in fiscal 1999. The increase related to higher salaries and benefits associated with increased headcount with the start-up of the Cartersville, Georgia mid section mill and increased computer and telephone equipment lease expense. In December 1999 and January 2000, new management implemented a program to control SG&A costs by, among other things, decreasing the size of the corporate office staff and eliminating corporate positions in Cleveland and Memphis. These actions are expected to lead to reductions of $2 million per year in salaries and benefits expense.

Fiscal 1999 compared to 1998

     SG&A expenses were $46.1 million in fiscal 1999, a decrease of 5.3% from $48.7 million in fiscal 1998. The decrease relates to a $2 million non-recurring information technology charge in 1998 related to a decision to change software vendors for a major system upgrade.

Interest Expense

Fiscal 2000 compared to fiscal 1999

     Interest expense, including debt issuance cost amortization, increased to $51.7 million for fiscal 2000 from $35.3 million in fiscal 1999. Interest expense was higher as a result of increased borrowings under the Company's revolving credit line and an increase in the Company's average borrowing rate (from 6.65% to 8.96%) for fiscal 1999 due to a series of modifications to the Company's long-term debt agreements in fiscal 2000. The recurring amortization of debt issue costs is also higher in 2000, reflecting the impact of amendment fees and other issuance costs incurred in connection with amending debt agreements in October 1999 and May 2000. Additionally, interest expense increased because of a decline in capitalized interest previously attributed to the mid-section mill project at the Cartersville, Georgia facility, which was placed in service in the third quarter of fiscal 1999. The Company expects interest expense will further increase in fiscal 2001 as a result of beginning the year with higher debt levels and higher interest rates on both fixed and variable rate debt. The Company is currently limited as to the amount of capital expenditures it can make under capital spending programs and does not expect significant levels of capital expenditures or capitalized interest during fiscal 2001. Refer to "Liquidity and Capital Resources - Financing Activities."

Fiscal 1999 compared to 1998

     Interest expense increased to $35.3 million for fiscal 1999 from $29.0 million in fiscal 1998. The increase in interest expense was primarily due to increased borrowings on the Company's revolving credit line during the year. Depressed selling prices and lower shipment volumes in the Company's SBQ operations reduced the Company's operating cash flows during the year. These factors, along with capital spending to complete the Company's capital projects at Cartersville and other facilities contributed to increased borrowing throughout fiscal 1999. The Company also amended its debt agreements during the second quarter of fiscal 1999, which, along with overall increases in market rates, led to an increase in the Company's average borrowing rate. The Company's average long-term borrowing rate was 6.79% in fiscal 1999 versus 6.64% in fiscal 1998. In fiscal 1999, the impact of the increase in total interest costs was offset, in part, by increased capitalized interest, principally associated with capital spending at Cartersville.

Income Tax

      The effective tax rate in fiscal 2000 was 15.3%, as compared to 24.5% in fiscal 1999 and 41.7% in fiscal 1998. The establishment of a $59 million valuation allowance (principally related to federal and state net operating loss carryforwards), adversely impacted the 2000 effective tax rate. A valuation allowance was established to reserve the Company's net deferred tax assets to zero based on uncertainty about the Company's ability to realize future tax benefits through offset to future taxable income. In addition, the $22.1 million impairment charge for goodwill associated with the SBQ segment was not deductible for tax purposes, which led to a $7.7 million reduction in the tax benefit recognized for the fiscal 2000 loss. Likewise, the fiscal 1999 tax benefit was impacted by the establishment of valuation allowances for capital loss and state net operating loss carryforwards that were not assured of being realized.

      The Company's consolidated federal net operating loss for fiscal 2000 was approximately $158 million, which will be carried forward for a period of up to 20 years, along with previous years' losses of approximately $46 million, which will be carried forward for a period of up to 19 years, for a total carryforward of $204 million. None of these losses will be carried back, because available prior year taxes have been recovered through previous carryback claims. In fiscal 2000, the Company received refunds totaling $15.1 million, including $10.6 million in claims for carryback of federal NOL's. The Company also has state net operating loss carryforwards of approximately $171 million, of which the majority will expire in 15 years.

As a result of the sizeable net operating loss carryforwards, the Company does not expect to pay significant amounts of taxes in the foreseeable future.

Other Income

     In fiscal 1999, operating results of the SBQ operations included a gain of $2.2 million from the sale of real estate in Cleveland, Ohio. The gain was offset by a one-time charge of $2.1 million to terminate a long-term raw materials purchase commitment with a third party supplier. The Company also received approximately $4.4 million in refunds from electrode suppliers that related to electrodes purchased in prior years. In fiscal 1998, the Company sold idle properties and equipment for approximately $26.9 million and recognized (pre-tax) gains of approximately $5.2 million. The Company also received approximately $4.4 million in refunds from electrode suppliers that related to electrodes purchased in prior years.

Liquidity and Capital Resources

Operating Activities

     Net cash used in operating activities was $45.3 million in fiscal 2000, compared to net cash provided of $128.4 million in fiscal 1999. In fiscal 2000, margins deteriorated due to decreases in average selling prices, higher raw material costs as scrap costs escalated during the second and third quarters of fiscal 2000 and higher average conversion costs due to the impact of the Cartersville start-up and lower production of SBQ products. Additionally, in fiscal 2000, changes in operating assets and liabilities used cash of $3.0 million, principally due to a $16.0 million increase in inventories and a $16.8 million decrease accounts payable, offset by a $30.2 million decrease in accounts receivable and other current assets, including the tax refunds mentioned above. In fiscal 1999, changes in operating assets provided cash of $90.6 million, principally due to a $83.1 million decrease in inventory and a $7.3 million decrease in accounts receivable and other current assets.

     Net cash provided by operating activities increased to $128.4 million in 1999 from $48.6 million in 1998. Although the Company's continuing operations experienced an improvement in gross margin during fiscal 1999, cash provided by operating activities increased principally because of improvements in managing accounts receivable and inventory levels. Days sales outstanding in accounts receivable remained relatively stable in 1999 and 1998. In an effort to reduce borrowings under the Company's revolving credit facility, the Company implemented inventory reduction programs at each of its rebar/merchant mini-mills, which were successful in reducing inventories by $41.9 million during fiscal 1999. Likewise, SBQ inventories declined $40.4 million during fiscal 1999.

Investing Activities

     Net cash flows used in investing activities were $24.5 million in fiscal 2000, compared to $71.1 million in 1999. Expenditures related to capital projects decreased to $26 million in fiscal 2000, versus $141 million in 1999, principally related to the completion of the mid-section mill and caster projects at Cartersville. The increased capital expenditures in fiscal 1999 were offset in part from the proceeds of two sale-leaseback transactions involving equipment at Cartersville. The first included equipment with a carrying value of $7.8 million, was completed in December 1998, while the second, included equipment with a value of $67.3 million, was completed in June 1999. The Company expects additional capital expenditures will decrease to approximately $23 million in fiscal 2001, as the major capital improvement program at Cartersville is complete. Estimated costs to complete authorized projects under construction as of June 30, 2000, is approximately $6.6 million.

     Net cash flows used in investing activities were $77.7 million in fiscal 1998. Cash used in investing activities reflected investment in the Memphis melt shop offset by proceeds from a lease on certain equipment at the Memphis facility. Cash used in investing activities in 1998 also reflected a $15 million investment in Laclede Steel Company, which was written off in fiscal 1998, and $20 million in additional investments in Pacific Coast Recycling (PCR), a 50% owned joint venture established to operate in southern California as a collector, processor and seller of scrap. Cash used in investing activities in fiscal 1998 also included $30 million in proceeds from the sale of several idled facilities, property, plant and equipment and a 50% interest in Richmond Steel Recycling Limited.

     Through June 30, 1999, the Company had invested approximately $29.4 million in PCR, including loans of approximately $20 million. Due to conditions in the Asian scrap export market and PCR's inability to compete in the domestic scrap market, the Company wrote off its investment in PCR in fiscal 1999. On June 29, 2000, the Company sold its interest in PCR to Mitsui & Co. for $2.5 million and recognized a $2.1 million gain, partially recovering the 1999 write-down. (Refer to Note 3 to the Consolidated Financial Statements.)

     In fiscal 1997, the Company and Georgetown Industries, Inc. (GII), formed American Iron Reduction (AIR), located in Convent, Louisiana. The joint venture produces direct reduced iron (DRI), which is used as a substitute for high-grade scarp. Construction of the DRI facility was funded by a $177 million non-recourse project financing arrangement, proceeds from an $8 million industrial revenue bond and initial equity investments of $20 million by the venture partners in fiscal 1998. The Company made additional equity investments of $3.75 million during fiscal 1999. (Refer to Note 3 to the Consolidated Financial Statements.)

Financing Activities

     Net cash provided by financing activities was $61.6 million in fiscal 2000, compared to cash used in financing activities of $57.2 million in fiscal 1999. In fiscal 2000, the Company increased outstanding borrowings under its Revolving Credit Agreement by $83 million to fund working capital needs and substantially increased interest payments. As of June 30, 2000, approximately $26.6 million was available to borrow under the $300 million revolving line of credit and $25 million was available under a new financing commitment (see below). In fiscal 1999, the Company's strategy of depleting inventory levels, coupled with the completion of the sale/leaseback transactions at Cartersville, enabled the Company to reduce outstanding borrowings under its Revolving Credit Agreement by $37.3 million and repay $10 million in short-term notes. On October 12, 1999, the Company reduced its quarterly cash dividend from $0.10 per share to $0.025 per share and in December 1999, the Company's Board of Directors decided to suspend quarterly dividend payments until the Company's profitability and cash flows improve and the restrictive covenants of its long-term debt obligations become less restrictive.

     On October 12, 1999, the Company executed amendments to its principal debt and letter of credit agreements. The October 1999 amendments waived all then existing covenant violations, and modified the financial and other covenants to provide the Company with additional flexibility to meet its operating plans. The amendments also provided for increased interest rates payable to the banks and Senior Noteholders, granted security interests in substantially all of the Company's assets to the lenders, and gave the lenders certain approval rights with respect to a potential sale of the SBQ segment. The Company also paid modification fees of approximately $1.1 million. As a result of the increased interest rates applicable to the amended debt facilities, the increased debt levels for fiscal 2000 and the reduction in capitalized interest, the Company's total interest expense increased approximately $16.4 million over the fiscal 1999 level of $35.3 million. The Company recognized an extraordinary loss on extinguishment of debt of approximately $1.7 million, or $.06 per share, related to the October 1999 debt restructuring in its financial results for fiscal 2000.

     Principally a result of non-recurring proxy solicitation, executive severance and other unexpected costs incurred as a direct result of the outcome of the December 1999 proxy fight at December 31, 1999 and at March 31, 2000, the Company was not in compliance with the minimum EBITDA coverage ratio and the fixed charge ratio covenant pertaining to its $150 million and $130 million Senior Notes, its $300 million Revolving Credit Agreement and letter of credit agreements underlying its capital lease and industrial revenue bond obligations. On May 13, 2000, the Company and its lenders executed amendments to the debt and letter of credit agreements as well as the leveraged lease agreement associated with the Company's Memphis melt shop facility. The May 2000 amendments waived any and all known and unknown covenant violations and modified the financial and other covenants to provide the Company with additional flexibility to meet its operating plan. Birmingham Southeast, LLC (BSE), an 85% owned consolidated subsidiary of the Company, received a new $25 million financing commitment from a group principally comprised of the Company's existing lenders. As of June 30, 2000, the Company had not used any of the available $25 million under this agreement. In connection wit the May 2000 amendments, the Company issued stock warrants in lieu of cash payments for modification fees and granted additional security interests in BSE's assets to the lenders. [As a result of these negotiations the Company agreed to achieve certain cash flow performance levels at the Cleveland SBQ operations beginning with the quarter ending September 30, 2000.]

     In addition, if the Company does not sell or otherwise dispose of the SBQ segment by January 31, 2001, the Company will incur a 100 basis point increase in the interest rates under the Revolving Credit Agreement and each of the Senior Notes, which would be reduced to 50 basis points upon a subsequent sale of the SBQ segment. Also, in the event the Company is unable to sell or restart the Memphis facility by January 31, 2001, the Company will incur increased rental expense on equipment subject to an operating lease at Memphis.

     Based upon the current level of the Company's operations and current industry conditions, the Company anticipates that it will have sufficient cash flow from operations for the next twelve months to meet day-to-day operating expenses and material commitments and remain in compliance with restrictive covenants in its principal debt and lease agreement. In addition, the Company anticipates that it will have sufficient resources to make all required interest and principal payments under its revolving credit agreements and Senior Notes through December 15, 2001. However, the Company is required to make significant principal repayments on December 15, 2001 and, accordingly, may be required to refinance its obligations under the Revolving Credit Agreement and Senior Notes on or prior to such date. Management is currently evaluating alternatives for refinancing substantially all of the Company's long-term debt. However, there can be no assurance that any such refinancing will be possible or, if possible, that acceptable terms could be obtained, particularly in view of the Company's high level of debt.

     On May 5, 2000, the Company restructured its obligation to purchase direct reduced iron (DRI) from American Iron Reduction (AIR). Both the Company and its joint venture partner (co-sponsor) have agreed to purchase AIR's DRI production during the remaining term of the AIR project finance agreements. Pursuant to the new agreements, the Company has agreed to purchase up to 300,000 metric tons of DRI per year (if tendered by AIR) which can be offset by one half of third party direct sales made by AIR. The lenders agreed to restructure the existing debt agreements with AIR and forgive any defaults by AIR as of the closing date.

     The Company intends to actively pursue a settlement of its obligations to purchase DRI from AIR. The Company is actively seeking a buyer for the AIR facility. Until the facility is sold the Company and the co-sponsor will remain obligated under the DRI purchase agreement. If future market prices for DRI continue to be less than the price the Company is obligated to pay, the Company will continue to incur losses on future merchant DRI activities. Currently, the market price of DRI is approximately $74 per ton less than the price the Company is required to pay under the AIR purchase commitment. Pursuant to the Company's current obligation to purchase DRI from AIR at its current level and assuming no change to the market price of DRI, the Company would absorb approximately $16.8 million per year in excess DRI costs. The Company established reserves of $40.2 million in the second quarter of fiscal 2000 to cover losses on future DRI purchases under the purchase commitment and the ultimate settlement of the contract, which management expects to be paid upon early termination of the contract.

     As is the case with all estimates that involve predictions of future outcomes, management's estimate of the loss on the DRI purchase commitment is subject to change. The principal factors which could cause the actual results to vary are the length of time the Company remains obligated under the purchase commitment until an acceptable sale of the AIR facility can be completed, the proceeds from the sale (which directly impact the amount of the termination payment), fluctuations in the market price of DRI and changes in AIR's production costs, which have increased significantly as a result of the recent rise in natural gas prices.

      In addition, pursuant to the agreements entered into with the Senior Noteholders, the Company is generally restricted from making payments to AIR in excess of the amounts presently required under its agreements related to AIR and may be restricted, subject to certain exceptions set forth in the agreements with the Senior Noteholders, to obtain the approval of its Senior Noteholders to enter into an agreement to terminate or settle any of its obligations relating to AIR.

      In July 1998, the Board authorized a stock repurchase program pursuant to which the Company may purchase up to 1.0 million shares of its common stock in the open market at prices not to exceed $20. As of December 24, 1998, the Company had purchased 476,700 shares of its stock pursuant to this program. The Company has no present intention to resume repurchases under the authorization in the near term and is prohibited from purchasing shares under its amended long-term debt agreements.

Outlook

     The success of the Company in the near term will depend in large part, on the Company's ability to (a) minimize losses in its SBQ operations; (b) dispose of the Memphis facility; and (c) realize sufficient proceeds either from the sale or operations of the remaining SBQ operations in Cleveland to enable the Company to reduce its debt and return to profitability. However, management's outlook for the rebar/merchant operations, which have performed consistently in recent years, is positive. The Company believes that start-up costs at Cartersville will diminish through the first quarter of fiscal 2001. The Cartersville facility will enable expansion of the Company's merchant product line and leverage melting capacity throughout the organization. With continued emphasis on a shift in product mix towards higher-margin merchant products, the Company expects to be able to improve operating results at its rebar/merchant mini-mills by increasing volumes, reducing costs and improving gross margins.

     While the Company is confident of its ability to realize the benefits of rationalizing the SBQ operations, the level of benefits to be realized could be affected by a number of factors including, without limitations, (a) the Company's ability (i) to obtain any consents and approvals which may be required from its creditors to sell the SBQ assets, (ii) to find a strategic buyer or buyers willing to acquire the SBQ assets at prices that fairly value the assets, and (iii) to operate the Company as planned in light of the highly leveraged nature of the Company, and (b) changes in the condition of the steel industry in the United States. See "Risk Factors That May Affect Future Results; Forward-Looking Statements."

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

Impact of Inflation

     The Company has not experienced any material adverse effects on operations in recent years because of inflation, though margins can be affected by inflationary conditions. The Company's primary cost components are ferrous scrap, high quality semi-finished steel billets, energy and labor, all of which are susceptible to domestic inflationary pressures. Finished product prices, however, are influenced by nationwide construction activity, automotive production and manufacturing capacity within the steel industry and the availability of lower-priced foreign steel in the Company's market channels. While the Company has generally been successful in passing on cost increases through price adjustments, the effect of steel imports, severe market price competition and under-utilized industry capacity has in the past, and could in the future, limit the Company's ability to adjust pricing.

Risk Factors That May Affect Future Results; Forward Looking Statements

         Certain statements contained in this report are forward-looking statements based on the Company's current expectations and projections about future events. The words "believe," "expect," "anticipate" and similar expressions identify forward-looking statements. These forward-looking statements include statements concerning market conditions, financial performance, potential growth, future cash sources and requirements, competition, production costs, strategic plans (including asset sales and potential acquisitions), environmental matters, labor relations and other matters.

         These forward-looking statements are subject to a number of risks and uncertainties, which could cause the Company's actual results to differ materially from those expected results described in the forward-looking statements. Due to such risks and uncertainties, readers are urged not to place undue reliance on forward-looking statements.

      All forward-looking statements included in this document are based upon information available to the Company on the date hereof, and the Company undertakes no obligation to publicly update or revise any forward-looking statement. Moreover, new risk factors emerge from time to time and it is not possible for the Company to predict all such risk factors, nor can the Company assess the impact of all such risk factors on its business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those described or implied in any forward-looking statement. All forward-looking statements contained in this report are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

      Risks that could cause actual results to differ materially from expected results include, but are not limited to, the following:

o Changes in market supply and demand for steel, including the effect of changes in general economic conditions;

o Changes in U.S. or foreign trade policies affecting steel imports or exports;

o Changes in the availability and costs of steel scrap, steel scrap substitute materials, steel billets and other raw materials or supplies used by the Company, as well as the availability and cost of electricity and other utilities;

o    Unplanned equipment failures and plant outages;

o    Actions by the Company's domestic and foreign competitors;

o    Excess production capacity at the Company or within the steel industry;

o    Costs  of   environmental   compliance  and  the  impact  of   governmental
     regulations;

o    Changes in the Company's relationship with its workforce;

o The Company's highly leveraged capital structure and the effect of restrictive covenants in the Company's debt instruments on the Company's operating and financial flexibility;

o Changes in interest rates or other borrowing costs, or the availability of credit;

o Changes in the Company's business strategies or development plans, and any difficulty or inability to successfully consummate or implement as planned any projects, acquisitions, dispositions, joint ventures or strategic alliances;

o The effect of unanticipated delays or cost overruns on the Company's ability to complete or start-up a project when expected, or to operate it as anticipated; and

o The effect of existing and possible future litigation filed by or against the Company.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Sensitive Instruments

     The Company is exposed to market risk from financial instruments that could occur upon adverse changes in interest rates (principally U.S. treasury and prime bank rates). In order to manage this risk, the Company attempts to maintain a balance between fixed and variable rate debt. The Company does not currently use derivative financial instruments. At June 30, 2000, the Company had fixed-rate long-term debt with a carrying value of $281.2 million and variable rate borrowings of $313.0 million outstanding. Assuming a hypothetical 10% adverse change in interest rates with no change in the average or outstanding amounts of long-term debt, the fair value of the Company's fixed rate debt would decrease by $8.1 million. (However, the Company does not expect that those debt obligations could be settled or repurchased in the open market at the lower amount in the ordinary course of business.) The Company also would incur an additional $2.6 million in interest expense per year on variable rate borrowings. These amounts are determined by considering the impact of the hypothetical change in interest rates on the Company's cost of borrowing. The analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the Company's financial structure.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          BIRMINGHAM STEEL CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)

                                                             June 30,
                                                        -----------------------
                                                           2000        1999
                                                        ---------     ---------
                                         ASSETS                      (Restated)
Current assets:
   Cash and cash equivalents........................... $     935    $     935
   Accounts receivable, net of allowance
      for doubtful accounts of $1,614 in
      2000 and $1,207 in 1999...........................   93,652      104,462
   Inventories..........................................  177,835      161,801
   Other current assets.................................    5,950       53,324
                                                        ---------    ---------
     Total current assets...............................  278,372      320,522
Property, plant and equipment:
   Land and buildings...................................  299,572      242,893
   Machinery and equipment..............................  639,674      611,083
   Construction in progress.............................   15,841       25,641
                                                        ---------    ---------
                                                          955,087      879,617
   Less accumulated depreciation........................ (316,790)    (272,579)
                                                        ---------    ---------
     Net property, plant and equipment..................  638,297      607,038
Excess of cost over net assets acquired.................   15,642       17,769
Other...................................................   27,546       25,408
                                                        ---------    ---------
        Total assets....................................$ 959,857    $ 970,737
                                                        =========    =========




                             See accompanying notes.


                          BIRMINGHAM STEEL CORPORATION

                    CONSOLIDATED BALANCE SHEETS--(Continued)
                      (in thousands, except per share data)

                                                                                                June 30,
                                                                                         --------------------------
                                                                                            2000             1999
                                                                                         -----------      ---------
                          LIABILITIES AND STOCKHOLDERS' EQUITY                                           (Restated)

Current liabilities:
   Accounts payable.....................................................................   $ 79,535       $ 96,336
   Accrued interest payable.............................................................      2,186          1,506
   Accrued payroll expenses.............................................................     10,095          9,930
   Accrued operating expenses...........................................................     11,485         10,636
   Loss on purchase commitment..........................................................      8,899             --
   Other current liabilities............................................................     23,381         24,978
   Current portion of long-term debt....................................................        131         10,125
   Reserve for discontinued operations..................................................         --         56,544
                                                                                         ----------      ---------
     Total current liabilities..........................................................    135,712        210,055

Deferred liabilities....................................................................     12,040         10,581
Reserve for loss on purchase commitment.................................................     30,000             --
Long-term debt, less current portion....................................................    594,090        511,392
Minority interest in subsidiary.........................................................         --          7,978

Stockholders' equity:
   Preferred stock, par value $.01; authorized: 5,000 shares............................         --             --
   Common stock, par value $.01; authorized: 75,000 shares;
     issued: 31,058 in 2000 and 29,836 in 1999..........................................        310            298
   Additional paid-in capital...........................................................    342,257        329,056
   Treasury stock, 81 and 150 shares in 2000 and 1999, respectively, at cost............       (465)          (791)
   Unearned compensation................................................................       (667)          (718)
   Retained earnings (deficiency)...................................................... .  (153,420)       (97,114)
                                                                                         ----------       --------
     Total stockholders' equity.........................................................    188,015        230,731
                                                                                         ----------       --------
        Total liabilities and stockholders' equity......................................  $ 959,857       $970,737
                                                                                         ===========      ========





                             See accompanying notes.


                          BIRMINGHAM STEEL CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                                                       Years Ended June 30,
                                                                                ------------------------------------
                                                                                  2000        1999        1998
                                                                                ---------   ---------    ----------
                                                                                            (Restated)  (Restated)

Net sales....................................................................   $ 932,546   $ 980,274    $1,136,019

Cost of sales:
   Other than depreciation and amortization..................................     829,415     840,339       963,354
   Depreciation and amortization.............................................      58,179      60,992        55,266
                                                                                ---------   ---------    -----------
Gross profit.................................................................      44,952      78,943       117,399
Start-up and restructuring costs and other unusual items.....................     210,476      50,735        34,238
Selling, general and administrative expense..................................      49,226      46,126        48,645
                                                                                ---------   ---------    -----------
Operating (loss) income......................................................    (214,750)    (17,918)       34,516
Interest expense, including amortization of debt issuance costs..............      51,687      35,265        29,008
Other income, net............................................................       3,039      11,288        13,968
Loss from equity investments.................................................     (11,915)    (30,765)      (18,326)
Minority interest in loss of subsidiary......................................       7,978       5,497         1,643
                                                                                ---------   ---------    -----------
(Loss) income from continuing operations before income taxes.................    (267,335)    (67,163)        2,793
(Benefit from) provision for income taxes....................................     (41,001)    (16,110)        1,164
                                                                                ---------   ---------    ----------
(Loss) income from continuing operations.....................................    (226,334)    (51,053)        1,629

Discontinued operations:
   Reversal of loss (loss) on disposal of SBQ business, including estimated
     losses during the disposal period (net of income taxes of $78,704)......     173,183    (173,183)           --
                                                                                ---------   ---------    ----------
   (Loss) income before extraordinary item...................................     (53,151)   (224,236)        1,629

Loss on restructuring of debt (net of income taxes of $1,160)................      (1,669)         --            --
                                                                                ---------   ---------    ----------
Net (loss) income............................................................   $ (54,820)  $(224,236)   $    1,629
                                                                                =========   =========    ==========

Weighted average shares outstanding..........................................      30,118      29,481        29,674
                                                                                =========   =========    ==========
Basic and diluted per share amounts:
   (Loss) income from continuing operations..................................   $   (7.51)  $   (1.73)   $     0.05
   Income (loss) on discontinued operations..................................        5.75       (5.88)           --
   Loss on restructuring of debt.............................................       (0.06)         --            --
                                                                                ---------   ---------    ----------
   Net (loss) income ........................................................   $   (1.82)  $   (7.61)   $     0.05
                                                                                =========   =========    ==========





                             See accompanying notes.



                          BIRMINGHAM STEEL CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                        Years Ended June 30,
                                                                                ----------------------------------
                                                                                   2000        1999         1998
                                                                                ---------   ---------   ----------
                                                                                            (Restated)   (Restated)

CASH FLOWS FROM OPERATING ACTIVITIES:

Net (loss) income from continuing operations................................... $ (54,820)  $(224,236)  $    1,629
Adjustments  to  reconcile  net (loss)  income to net cash (used in) provided by operating activities:
   Depreciation and amortization...............................................    58,179      60,992       55,266
   Provision for doubtful accounts receivable..................................       908         376           41
   Deferred income taxes (continuing operations)...............................   (43,973)     (1,673)      (6,253)
   Minority interest in loss of subsidiary....................................     (7,978)     (5,497)      (1,643)
   Loss (gain) on sale of equity interests, idle facilities and equipment......       909       1,149       (5,354)
   Loss from equity investments................................................    11,915      30,765       18,326
   (Reversal of loss) loss on discontinued operations..........................  (173,183)    173,183           --
   Impairment of fixed assets and goodwill.....................................   120,245          --           --
   Provision for loss on purchase commitment...................................    40,238          --           --
   Other.......................................................................     5,289       2,736        4,036

Changes in operating assets and liabilities:
   Accounts receivable.........................................................     9,902      17,016        7,581
   Inventories.................................................................   (16,034)     83,131      (34,681)
   Other current assets........................................................    20,279      (9,715)        (572)
   Accounts payable............................................................   (16,801)      3,523       (1,425)
   Accrued liabilities.........................................................    (1,242)     (6,342)       9,981
   Deferred liabilities........................................................       848       2,950        1,697
                                                                                ---------   ---------   ----------
        Net cash (used in) provided by operating activities...................    (45,319)    128,358       48,629

CASH FLOWS FROM INVESTING ACTIVITIES:

   Additions to property, plant and equipment.................................    (26,065)   (140,677)    (146,567)
   Proceeds from sale/leaseback...............................................         --      75,104       75,000
   Proceeds from sale of equity investments, property,
     plant and equipment and idle facilities..................................      2,120          --       29,832
   Equity investments..........................................................        --      (3,750)     (35,016)
   Other non-current assets....................................................      (562)     (1,748)        (987)
                                                                                ---------   ---------   ----------
        Net cash used in investing activities..................................   (24,507)    (71,071)     (77,738)

                             See accompanying notes.




                          BIRMINGHAM STEEL CORPORATION

               CONSOLIDATED STATEMENTS OF CASH FLOWS--(Continued)
                                 (in thousands)
         0

                                                                                     Years Ended June 30,
                                                                              ------------------------------------
                                                                                  2000         1999         1998
                                                                              -----------  ----------- -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Net short-term borrowings and repayments........................           $   (10,125)  $    (119)    $ 10,000
   Proceeds from issuance of long-term debt........................                    --          --        1,500
   Borrowings under revolving credit facility......................               963,330   2,478,944    2,056,773
   Payments on revolving credit facility...........................              (880,501) (2,526,245)  (2,025,390)
   Debt issue and amendment costs paid.............................                (9,643)     (1,457)         --
   Proceeds from issuance of common stock..........................                    --          --          358
   Stock compensation plan, net....................................                    --           1           --
   Purchase of treasury stock......................................                    --      (3,209)      (2,318)
   Cash dividends paid.............................................                (1,485)     (5,169)     (11,871)
                                                                              -----------  ----------  -----------
        Net cash provided by (used in) financing activities........                61,576     (57,254)      29,052
                                                                              -----------  ----------  -----------

        Net increase (decrease) in cash and cash equivalents.......                    --          33          (57)
Cash and cash equivalents at:
     Beginning of year.............................................                   935         902          959
                                                                              -----------  ----------  -----------
     End of year...................................................           $       935  $      935          902
                                                                              ============  ==========  ==========

SUPPLEMENTAL CASH FLOW DISCLOSURES:

Cash paid during the year for:
     Interest (net of amounts capitalized).........................           $    44,822  $   49,301  $    29,231
     Income taxes paid (refunded), net.............................               (15,104)     (1,801)       6,132
NON CASH FINANCING AND INVESTING ACTIVITIES:

Issuance of warrants to purchase 3,000,000 shares of common stock
   in connection with debt amendments...................................      $     8,250  $       --  $        --





                             See accompanying notes.



                          BIRMINGHAM STEEL CORPORATION

        CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                (in thousands, except per share data)

                                                           Years Ended June 30, 2000, 1999 and 1998
                                ----------------------------------------------------------------------------------------
                                 Common Stock   Additional  Treasury Stock                    Retained       Total
                                --------------   Paid-in    ---------------      Unearned     Earnings    Stockholders'
                                Shares  Amount   Capital    Shares    Amount   Compensation (Deficiency)    Equity
                                ------ -------  ---------   ------    ------   ------------ -----------   --------------

Balances at June 30, 1997.......29,736  $ 297   $331,139      (56)    $ (996)   $ (1,425)     $142,533      $471,548
Options exercised, net of tax
  benefit.......................    44      1        720       24        385        (261)           --           845
Purchase of treasury stock......    --     --         --     (159)    (2,318)         --            --        (2,318)
Reduction of unearned
  compensation..................    --     --         --       --         --         774            --           774
Net income......................    --     --         --       --         --          --         1,629         1,629
Cash dividends declared, $.40
  per share.....................    --     --         --       --         --          --       (11,871)      (11,871)
                                ------  -----   --------    -----     ------    --------      --------      --------

Balances at June 30, 1998...... 29,780    298    331,859     (191)    (2,929)       (912)      132,291       460,607
Options exercised and shares
  issued (repurchased) under
  stock compensation plans,
  net..........................     56     --       (108)      56        716        (615)           --            (7)
Purchase of treasury stock.....     --     --         --     (477)    (3,209)         --            --        (3,209)
Issuance of treasury shares to
  employee benefit plan........     --     --     (2,695)     462      4,631          --            --         1,936
Reduction of unearned
  compensation.................     --     --         --       --         --         809            --           809
Net loss.......................     --     --         --       --         --          --      (224,236)     (224,236)
Cash dividends declared, $.175
  per share...................      --     --         --       --         --          --        (5,169)       (5,169)
                                ------  -----   --------    -----     ------    --------      --------      --------

Balances at June 30, 1999...... 29,836    298    329,056     (150)      (791)       (718)      (97,114)      230,731

Options exercised and shares
  issued(repurchased) under stock
  compensation plans, net......    146      1        844       69        326        (686)           --           485
Issuance of common stock to
  employee benefit plan.........   577      6      2,447       --         --          --            --         2,453
Reduction of unearned
 compensation..................     --     --         --       --         --         737            --           737
Issuance of warrants...........     --     --      8,250       --         --          --            --         8,250

Issuance of common stock to
  affiliates as reimbursement
  of proxy solicitation costs..    499      5      1,660       --         --          --            --         1,665
Net loss........................    --     --         --       --         --          --       (54,820)      (54,820)
Cash dividends declared, $.05
  per share.....................    --     --         --       --         --          --        (1,486)       (1,486)
                                ------  -----   --------    -----     ------    --------      --------      --------
Balances at June 30, 2000.......31,058  $ 310   $342,257      (81)    $ (465)   $   (667)     $153,420      $188,015
                                ======  =====   ========   ======     ======    ========      ========      ========



                             See accompanying notes.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          June 30, 2000, 1999 and 1998

1.   Description of the Business and Significant Accounting Policies

   Description of the Business

     Birmingham Steel Corporation (the Company) owns and operates facilities in the mini-mill sector of the steel industry. In addition, the Company owns an equity interest in a scrap collection and processing operation. From these facilities, which are located across the United States and Canada, the Company produces a variety of steel products including semi-finished steel billets, reinforcing bars, merchant products such as rounds, flats, squares and strips, along with, angles and channels, less than three inches wide and structural products including angles, channels, and beams that are greater than three inches wide. These products are sold primarily to customers in the steel fabrication, manufacturing and construction business. The Company has regional warehouse and distribution facilities that sell its finished products.

     In addition, the Company's SBQ (special bar quality) line of business, which was reported in discontinued operations prior to the second quarter of fiscal 2000 (see Note 2), produces high-quality rod, bar and wire that is sold primarily to customers in the automotive, agricultural, industrial fastener, welding, appliance and aerospace industries in the United States and Canada.

   Principles of Consolidation

     The consolidated  financial  statements include the accounts of the Company
and  its  wholly-owned   and   majority-owned   subsidiaries.   All  significant
intercompany accounts and transactions have been eliminated.

   Equity Investments

     Investments in 50% or less owned affiliates where the Company has substantial influence over the affiliate are accounted for using the equity method of accounting. Under the equity method, the investment is carried at cost of acquisition plus additional investments and advances and the Company's share of undistributed earnings or losses since acquisition. The Company generally records its share of income and losses in equity investees on a one-month lag. Impairment losses are recognized when management determines that the investment or equity in earnings is not realizable.

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

   Excess of Cost Over Net Assets Acquired

     The excess of cost over net assets acquired (goodwill) is amortized on a straight-line basis over periods not exceeding twenty years. Accumulated amortization of goodwill was approximately $42,937,000 and $17,879,000 at June 30, 2000 and 1999, respectively. The carrying value of goodwill is reviewed if the facts and circumstances suggest that it may be impaired. If such review indicates that goodwill will not be recoverable based upon the undiscounted expected future cash flows over the remaining amortization period, the carrying value of the goodwill is reduced to its estimated fair value. In fiscal 2000, the Company recorded an impairment charge of $22,134,000 relating to the unamortized SBQ goodwill (see Note 14).

   Income Taxes

     Deferred income taxes are provided for temporary differences between taxable income and financial reporting income in accordance with FASB Statement No.109, Accounting for Income Taxes.

   Earnings per Share

     Earnings per share are presented in accordance with FASB Statement No. 128, Earnings Per Share. Basic earnings per share are computed using the weighted average number of outstanding common shares for the period, excluding unvested restricted stock. Diluted earnings per share are computed using the weighted average number of outstanding common shares and dilutive equivalents, if any. Options to purchase 827,000 shares of common stock at an average price of $17.21 per share were outstanding at June 30, 1998, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares. Because the Company reported net losses in fiscal 1999 and 2000, none of the options outstanding at the end of those years (see Note 10) were dilutive. In addition, warrants to purchase 3,000,000 shares of the Company's common stock at $3 per share (see Note 7) are not dilutive in fiscal 2000.

   Start-up Costs

     The Company recognizes start-up costs as expense when incurred. The Company considers a facility to be in "start-up" until it reaches commercially viable production levels. During the start-up period, costs incurred in excess of expected normal levels, including non-recurring operating losses, are classified as start-up costs in the Consolidated Statements of Operations.

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

   Accounting Pronouncements

     The Financial Accounting Standards Board has issued FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (as amended by Statements No. 137 and 138). These pronouncements, which become effective in fiscal 2001, are not expected to have a material effect on the Company's financial position or results of operations because the Company does not presently use derivatives or engage in hedging activities.

      In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB 101"), which provides the Staff's views on applying generally accepted accounting principles to revenue recognition issues. The Company does not anticipate that the adoption of SAB 101 will have a material impact on the consolidated financial statements and will continue to analyze the impact of SAB 101.

      FASB Interpretation 44, Interpretation of APB Opinion 25 ("FIN 44"), was issued in March 2000. FIN 44 provides an interpretation of APB Opinion 25 on accounting for employee stock compensation and describes its application to certain transactions. FIN 44 is effective on July 1, 2000. It applies on a prospective basis to events occurring after that date, except for certain transactions involving options granted to non-employees, repriced fixed options, and modifications to add reload option features, which apply to awards granted after December 31, 1998. The provisions of FIN 44 are not expected to have a material effect on transactions entered into through June 30, 2000.

2.   Discontinued Operations

     In fiscal 1999, prior management of the Company announced plans to sell the Company's SBQ operations, which includes rod, bar and wire facilities in Cleveland, Ohio; a high quality melt shop in Memphis, Tennessee; and the Company's 50% interest in American Iron Reduction, L.L.C. (AIR). Accordingly, as required by APB Opinion 30 and EITF 95-18, the operating results of the SBQ segment were reflected as discontinued operations in the Company's annual financial statements for fiscal 1999 and in the first quarter of fiscal 2000. On January 31, 2000, subsequent to a change in management that occurred after a prolonged proxy contest, new management announced the Company would no longer reflect its SBQ segment as discontinued operations. The change was required as a result of new management's decision to re-establish its Cleveland-based American Steel & Wire (AS&W) in the SBQ markets. Management's decision in the second quarter of fiscal 2000 to continue operating the AS&W facilities was based on the following considerations:

o To date, the Company's attempts to sell the facility had not been successful, and management believed at that time that a sale in the prevalent economic climate would not generate sufficient proceeds to pay down a meaningful amount of the Company's long-term debt.
o New management believes there is a viable long-term market for AS&W's high-quality rod, bar and wire products.
o The Company had identified several potential sources of high-quality billets for the AS&W operations to replace the Memphis melt shop (which was shutdown in early January 2000) as its primary supply source.

     Furthermore, management concluded that a sale of the entire SBQ segment by May 2000, as had been previously anticipated by former management, was no longer likely based upon the results of selling efforts to date and then prevalent market conditions. In accordance with EITF 90-16, Accounting for Discontinued Operations Subsequently Retained, the results of operations of the SBQ segment are reported within continuing operations in fiscal 2000. In addition, the operating results of the SBQ segment for all prior years (previously reflected in discontinued operations) have been reclassified from discontinued operations to continuing operations. As a result of unwinding the discontinued operations accounting treatment of the SBQ segment, the Company reversed the previously established reserves for losses on disposal and operating losses, and their related tax effects, in the second quarter of fiscal 2000. The reversal of previously established reserves (net of tax) increased net income by $173,183,000 ($5.75 per share) in fiscal 2000. Significant components of the reversal are as follows (in thousands):

Reserve for estimated loss on disposal.......................    $  195,343
Reversal of estimated SBQ operating losses during the
      expected disposal period...............................
                                                                     56,544
Reversal of income tax benefit recognized in fiscal 1999.....
                                                                    (78,704)
                                                                 ---------------
Net reversal                                                     $  173,183
                                                                 ===============

      Total SBQ segment assets,  revenues and operating losses are summarized in
Note 12 for the periods indicated. Total liabilities of the SBQ segment at June 30, 1999, were $93,268,000.

      As required by EITF 90-16, after reversing the fiscal 1999 reserves and allowances for losses on disposal, the Company evaluated the SBQ assets for impairment. The Company also reconsidered the adequacy of its reserves and provisions for contingencies, contract losses and other issues that arose during fiscal 2000 related to both the rebar/merchant and SBQ segments. The resulting charges and provisions are summarized in Note 14.

     In accordance with FASB Statement No. 121, Accounting for the Impairment for Long-Lived Assets and for Long-Lived Assets to be Disposed Of, management evaluated the Cleveland assets (as held for use) and determined that there was no impairment because estimated undiscounted cash flows from continuing the Cleveland operations exceeded the carrying value of the long-lived assets.

     Management has taken actions to improve the operating cash flow of Cleveland. However, if the Cleveland operation does not achieve certain cash flow performance levels before September 30, 2000, or if the Cleveland operation is not sold on or before September 30, 2000, the Company may be required by its lenders to cease operations in Cleveland. If this occurs, the Company may incur charges related to asset impairment, severance and other exit costs, which may be material to the Company's operations. Although the Company has not adopted a formal plan to dispose of the Cleveland facility, management is pursuing opportunities to sell or otherwise dispose of the facility, either together with the Memphis facility or in separate transactions. Furthermore, considering the current economic conditions in the steel industry, the fair value of the Cleveland assets in an immediate liquidation may be less than their carrying value. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of Cleveland assets if management decides to terminate operations or sell the Cleveland facility.

3. Investment in Affiliated Companies

   American Iron Reduction, L.L.C.

     Through June 30, 1999, the Company had made equity investments of $23,750,000 in American Iron Reduction LLC (AIR), a 50%-owned joint venture that operates a direct reduced iron (DRI) facility in Convent, Louisiana. DRI is a substitute for high-grade scrap that, until December 31, 1999, was used to produce high quality billets at the Company's Memphis facility. In the fourth quarter of fiscal 1999, the Company announced its intention to dispose of its investment in AIR as a part of its plan of disposal for the SBQ line of business. Given market conditions that existed in fiscal 1999 and continued to exist in the second quarter of fiscal 2000, the Company concluded that its investment in AIR was impaired and included the estimated loss on disposal of its investment in AIR ($13,889,000) in the fiscal 1999 loss on disposal of the SBQ business. In the second quarter of fiscal 2000, new management of the Company concluded that a sale of the entire SBQ segment was unlikely to occur in the near term, and the previously accrued loss on disposition, including the previous write-down of the Company's investment in AIR, was reversed. However, the Company continues to believe that the investment in AIR remains impaired. Accordingly, the previous write-down of the AIR investment has been reinstated (reclassified) as a component of continuing operations in fiscal 2000. The impairment loss is reflected in "Loss from equity investment" in the Consolidated Statements of Operations.

     The AIR project is financed on a non-recourse basis to the Company and the co-sponsor. In the fourth quarter of fiscal 1999, AIR defaulted on $178.9 million of non-recourse project finance debt. In connection with AIR's original project financing agreements, the Company and the co-sponsor each agreed to purchase 50% of AIR's annual DRI production (up to 600,000 metric tons), if tendered, at prices based on AIR's total production costs (excluding depreciation and amortization but including debt service payments under AIR's project finance obligations). The market price of DRI has fluctuated between $30 to $75 per ton less than the price that the co-sponsors were committed to pay under the original DRI purchase contracts. In the Company's Annual Report on Form 10-K for the year ended June 30, 1999, the Company disclosed that, although it intended to dispose of its interest in AIR as a part of its overall plan of disposal for the SBQ segment, the Company could remain obligated to purchase DRI from AIR after the disposal of the SBQ business. At the end of fiscal 1999, the Company had no viable strategy for terminating or settling the DRI purchase commitment. Furthermore, because of the length of the remaining term of the commitment at that time (approximately 8 years), prior management of the Company concluded that it could not reasonably predict DRI price movements over such a long period, and consequently it could not reasonably estimate the ultimate amount of loss, if any, on the DRI purchase commitment. The Company disclosed that if it were unable to find a buyer or another third-party to assume its obligations under the AIR purchase agreement, and future market prices for DRI remain less than the committed costs under the purchase agreement, the Company would incur losses on future merchant DRI sales. On the other hand, if the market price of DRI increases during the term of the purchase commitment, the Company could generate trading profits from merchant DRI sales. Total purchases of DRI from AIR were $26,609,000 (175,000 metric tons), $43,683,000 (297,000 metric tons) and  $24,178,000  (177,000  metric  tons) for 2000,  1999 and 1998, respectively.

     On May 5, 2000, the Company, the co-sponsor, and AIR's lenders announced a financial restructuring that, among other things, defers interest and principal payment on AIR's debt and reduces the amount of annual DRI purchase requirements by the co-sponsors. The revised agreements also provide a framework for the co-sponsors to pursue a sale of the facility and terminate their continuing obligations under the purchase contract.

     Management intends to vigorously pursue disposition strategies for the AIR facility and expects to sell the facility in one to two years. Under the revised AIR financing and purchase agreements, the Company will continue to be obligated to purchase approximately 300,000 metric tons per year, which can be offset by third-party direct sales by AIR. Management expects that during this time, the spread between the Company's committed cost under the DRI purchase contract and the market price of DRI will be in a range of $30 to $75 per ton, contingent upon a number of factors including the actual monthly production volume, raw material cost and other production costs. The estimated loss on the purchase commitment is based on the lower end of the range of DRI market prices and could be more. Management expects to resell a portion of its share of AIR's production to third-parties in the merchant DRI market with the remainder to be used as raw materials in the Company's core mini-mill operations. The Company expects to continue incurring losses on DRI purchases, at least for the near term. In addition, management expects that the Company will incur a loss on terminating its obligations under the DRI purchase contracts when AIR's production facility is sold. Accordingly, the Company recorded a $40,238,000 loss (see Note 14) on the AIR purchase commitment in the second quarter of fiscal 2000, of which $30,000,000 is classified as non-current and the remainder is classified as a current liability.

     As is the case with all estimates that involve predictions of future outcomes, management's estimate of the loss on the DRI purchase commitment is subject to change. The principal factors which could cause the actual results to vary are the length of time the Company remains obligated under the purchase commitment until an acceptable sale of the AIR facility can be completed, the proceeds from the sale (which directly impact the amount of the termination payment), fluctuations in the market price of DRI and changes in AIR's production costs, which have increased significantly as a result of the recent rise in natural gas prices.

     Assuming that the co-sponsors are unable to sell the AIR facility before expiration of the purchase contracts, the fixed and determinable portion of the Company's DRI purchase commitment, representing 50% of AIR's debt service on project finance indebtedness through February 2013, is scheduled as follows (in thousands):

     Fiscal Year Ending June 30:
          2001.......................      $  3,742
          2002.......................         2,197
          2003.......................         4,857
          2004.......................        17,850
          2005.......................        17,908
          Thereafter.................       138,037
                                      -------------
                                          $ 184,591

Laclede Steel Company

     On September 24, 1997, the Company purchased approximately 25% of the outstanding shares of Laclede Steel Company (LCLD), a public company, for $14,953,000. Through June 30, 1998, the Company accounted for its investment in LCLD using the equity method. For the period from September 24, 1997 through June 30, 1998, the Company recognized $2,715,000 in losses on its investment in LCLD. In June 1998, the Company determined that the remaining carrying amount of its investment in LCLD was impaired because, among other things: the market price of LCLD common shares had declined significantly since the Company made its investment; LCLD had continued to incur operating losses; and LCLD announced a restructuring plan that had a material effect on its financial position and future results of operations. Accordingly, the Company recognized a $12,383,000 impairment loss in the fourth quarter of fiscal 1998. The loss is included in "Loss from equity investments" in the Consolidated Statements of Operations.

Pacific Coast Recycling, LLC

     On September 18, 1996, the Company and an affiliate of Mitsui & Co., Ltd. formed Pacific Coast Recycling, LLC (Pacific Coast), a 50/50 joint venture established to operate in southern California as a collector, processor and seller of scrap. Through June 30, 1999, the Company invested approximately $29,400,000 in Pacific Coast, including loans of $20,150,000, and recognized losses of $4,930,000 and $3,144,000 in fiscal 1999 and 1998, respectively, in applying the equity method. During fiscal 1999, management and the Board of Directors determined that Pacific Coast was no longer a strategic fit for the Company's core mini-mill operations and decided not to continue its support of the operations. The Company then re-evaluated the carrying amount of its investment and concluded that it should be written down in the fourth quarter of fiscal 1999. The provision for loss of $19,275,000 is reflected in "Loss from equity investments" in the accompanying Consolidated Statements of Operations.

     On June 29, 2000, the Company sold its interest in Pacific Coast for $2,500,000 and was relieved of all liabilities and guarantee obligations associated with Pacific Coast. The resulting gain of $2,100,000 was recognized in the fourth quarter of fiscal 2000 and is included in "Loss from equity investments" in the Consolidated Statements of Operations.

Richmond Steel Recycling Limited

The Company also owns a 50% interest in Richmond Steel Recycling Limited (RSR), a scrap processing facility located in Richmond, British Columbia, Canada, which is accounted for using the equity method. The investment in and equity in earning of RSR are not significant.

4.   Inventories

Inventories were valued at the lower of cost (first-in, first-out) or market, as summarized in the following table (in thousands):

                                                               June 30,
                                                            2000       1999
                                                        ---------    ---------
Raw materials and mill supplies........................ $  45,328    $  52,658
Work-in-progress.......................................    42,168       40,928
Finished goods.........................................    90,339       68,215
                                                        ---------    ---------
                                                        $ 177,835    $ 161,801
                                                        =========    =========

5.   Capitalized Interest and Interest Expense

Capitalized interest on qualifying assets under construction and total interest incurred were as follows (in thousands):

                                                    Years Ended June 30,
                                                  2000      1999       1998
                                                -------    -------   -------
Capitalized interest ........................   $ 1,216    $ 4,965   $ 6,486
Total interest incurred......................    52,903     40,229    35,494

6.   Short-Term Borrowing Arrangements

The following information relates to the Company's borrowings under short-term credit facilities (in thousands):

                                                   Years Ended June 30,
                                                  2000      1999      1998
                                                -------   --------   -------
Maximum amount outstanding..................    $10,000   $20,000    $35,000
Average amount outstanding..................    $   864   $14,780    $ 9,951
Weighted average interest rate..............        6.4%      5.9%       6.0%



7.   Long-Term Debt

     Long-term debt consists of the following (in thousands):

                                                             June 30,
                                                      -----------------------
                                                         2000          1999
                                                      ---------     ---------
     Senior Notes, $130,000 face amount; interest
        at 10.03% and 7.83% at June 30, 2000 and
        1999, respectively, due in 2005.............  $ 130,000     $ 130,000
     Senior Notes, $150,000 face amount; interest
        at 9.80% and 7.60% at June 30, 2000 and 1999,
        respectively, due in 2002 and 2005..........    150,000       150,000
     $300,000 Revolving line of credit, payable in
        2002; weighted average interest of 8.72% and
        6.88% at June 30, 2000 and 1999, respectively,
        payable in 2002.............................    269,465       186,635
     Capital lease obligations, interest rates
        principally ranging from 43% to
        45% of bank prime, payable in 1999 and 2001.      2,500        12,500
     Promissory Note, interest at 5.0%, payable in
        installments through 2008...................      1,256         1,382
     Industrial Revenue Bonds, interest rates
        principally ranging from 44% to
        45% of bank prime, payable in 2025 and 2026.     41,000        41,000
                                                      ---------     ---------
                                                        594,221       521,517
     Less: current portion..........................       (131)      (10,125)
                                                      ---------     ---------
                                                      $ 594,090     $ 511,392
                                                      =========     =========

     Approximately $26,632,000 under the $300,000,000 revolving line of credit and $25 million in new funding commitments (see below) was available to borrow as of June 30, 2000.

     The aggregate fair value of the Company's long-term debt obligations is approximately $591,238,000 compared to the carrying value of $594,221,000 at June 30, 2000. The fair value of the Company's fixed-rate Senior Notes is estimated using discounted cash flow analysis, based on the Company's incremental borrowing rate for similar types of borrowings. The discounted present value calculation does not include prepayment penalties that might be paid under the debt agreements and thus prevent the Company from realizing any of the implied gain.

Future maturities of long-term debt are as follows (in thousands):

Fiscal Year Ending June 30:
     2001......................................                 $     131
     2002......................................                   298,103
     2003......................................                   105,645
     2004......................................                    29,652
     2005......................................                    29,660
     Thereafter................................                   131,030
                                                                ---------
                                                                $ 594,221
                                                                =========
        The above principal maturity schedule will be accelerated when and if the SBQ assets are sold, as the net proceeds from any sales are required to be used to pay down part of the Company's outstanding debt.

        On October 13, 1999, the Company amended its principal debt and letter of credit agreements to provide for the continuation of the Company's borrowing arrangements on a long-term basis. Among other things, the Company granted its lenders a security interest in substantially all assets of the Company and agreed to pay modification fees and generally higher interest rates. The financial covenants also were amended.

     On May 15, 2000, the Company executed new amendments to provide more operating flexibility, generally less restrictive financial covenants and $25 million in new funding commitments from the lenders. The May 15, 2000 refinancing agreements require the Company to maintain a minimum EBITDA on a quarterly basis, a minimum fixed charge coverage amount on a quarterly basis and a positive quarterly EBITDA (beginning with the quarter ending September 30, 2000) at the Cleveland SBQ facility. In addition, quarterly dividend and all other restricted payments, as defined, are limited to the lesser of $750,000 or 50% of income from continuing operations. The May amendments generally did not affect the interest rates or spreads on the Company's debt. The lenders agreed that a change in control did not occur as a result of the December 1999 proxy contest and resulting change in management. In addition, the May amendments allow the Company to retain up to $100 million of proceeds from any future issuance of new equity.

     In exchange for the financing agreement modifications and the new $25 million funding commitment, the lenders received warrants to purchase 3 million shares of the Company's common stock, which may be exercised anytime during the 10-year term of the warrants. The warrants are exercisable at a price of $3 per share. The Company recorded the fair value of the warrants as an equity transaction in the quarter ended June 30, 2000. The fair value of the warrants was estimated to be $8,250,000 at the date of grant using a Black-Scholes option pricing model with the weighted-average assumptions of a 6.68% risk free interest rate, a 45.6% expected volatility, and a 10-year expected life. A portion of the warrant value was recognized as debt amendment costs in the fourth quarter of fiscal 2000, with the remainder to be amortized over the remaining terms of the related debt as a component of interest expense.

     Following is a summary of significant provisions of the Company's principal debt and letter of credit agreements, as amended in May 2000:

     Revolving Credit Agreement--As amended, the Revolving Credit Agreement continues to provide for maximum outstanding borrowings of $300,000,000 until maturity in March 2002. Availability under the facility will be reduced when (and if) SBQ assets are sold. Interest is variable, based on either the London Interbank Offer Rate (LIBOR) or the lenders' prime rates in effect from time to time. The spread for LIBOR base rate borrowings under the Revolving Credit Agreement is 2.25% for outstanding borrowings up to $235,000,000 (2% for LIBOR based borrowings in excess of $235,000,000). The spread for prime rate borrowings is .75% for outstanding borrowings up to $235,000,000 (.5% for prime rate borrowings in excess of $235,000,000).

     Senior Notes--The weighted average interest rates on the Senior Notes, which remain fixed for the terms of the obligations, are 10.03% on the $130,000,000 Senior Notes and 9.8% on the $150,000,000 Senior Notes. Scheduled principal payments on the Senior Notes were not affected by the October 1999 or the May 2000 amendments, except that a portion of the net proceeds from a sale of SBQ assets, if any, must be applied to reduce the principal. For accounting purposes the October 1999 modification of the Senior Note obligations was accounted for as a debt extinguishment. The extinguishment loss of approximately $1,669,000 (net of tax), or $.06 per share, is classified as an extraordinary item in the Consolidated Statements of Operations.

     $25 Million Revolving Loan-- The new $25 million commitment is secured by substantially all of the assets of the Company's Cartersville and Jackson mini-mill facilities, and bears interest at the rate of LIBOR plus 4%. The new loan provisions allow up to $10 million to be used for corporate purposes, with the remaining $15 million restricted for capital expenditures, maintenance and working capital for the Cartersville and Jackson facilities.

        As of June 30, 2000, the Company was in compliance with all of its debt covenants. Based upon the current level of the Company's operations and current industry conditions, the Company anticipates that it will have sufficient resources to make all required interest and principal amounts under the Revolving Credit Agreement, Senior Notes and $25 Million Revolving Loan through December 15, 2001. However, the Company is required to make significant principal repayments on December 15, 2001 and, accordingly, may be required to refinance substantially all of its long-term debt obligations on or prior to such date. There can be no assurance that any such refinancing would be possible at such time, or, if possible, that acceptable terms could be obtained, particularly in view of the Company's high level of debt. If principal debt agreements are refinanced, the Company would likely incur a material debt extinguishment loss consisting of unamortized debt issue costs, write-offs and other costs.

8. Commitments

     The Company leases office space and certain production equipment under operating lease agreements. Following is a schedule by year of future minimum rental payments, net of minimum rentals on subleases, required under operating leases that have initial lease terms in excess of one year (in thousands):

                                                   Consolidated Total
                                                   ------------------
Fiscal Year Ending June 30,
     2001............................................    $ 20,499
     2002............................................      19,896
     2003............................................      19,088
     2004............................................      18,320
     2005............................................      18,125
     Thereafter......................................      90,691
                                                        ---------
                                                        $ 186,619
                                                        =========

     Rental expense under operating lease  agreements  charged to operations was
$20,545,000,   $9,066,000  and  $3,986,000  in  fiscal  2000,   1999  and  1998,
respectively.

     In fiscal 1999, the Company executed two sale/leaseback transactions for equipment at the Cartersville facility. Total proceeds from those transactions were $75,104,000, which approximated the fair value of the equipment. The Company has options to purchase the equipment both prior to and at the end of the lease terms, which range from eight to ten years, for amounts that are expected to approximate fair market value at the exercise dates of the options.

Under a 1995 contract with Electronic Data Systems (EDS), an information management and consulting firm, the Company is obligated to pay $2,941,000 per year through 2005 for information systems development, technical support and consulting services.



9.   Income Taxes

     Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows (in thousands):

                                                           June 30,
                                                 ------------------------------
                                                    2000              1999
                                                 -------------     ------------
Deferred tax liabilities:                                            Restated
     Tax depreciation in excess of book
          depreciation.........................  $ (47,855)        $  (87,081)
Deferred tax assets:
     Allowance for loss on disposal
         of discontinued operations............          -             60,214
     Reserve for operating losses of
         discontinued operations...............          -             21,478
     Federal net operating loss
         carryforwards.........................     71,636             15,144
     State net operating loss carryforwards....      6,599              3,742
     AMT credit carryforwards..................      5,388              7,988
     Deferred compensation.....................      3,676              3,339
     Workers' compensation.....................        982              1,155
     Inventories...............................      1,315              2,415
     Equity investments........................     18,710             17,157
     Other, net................................      8,205              6,754
                                                 ---------         ----------
     Gross deferred tax assets.................    116,511            139,386
     Less valuation allowance..................    (68,656)           (17,349)
                                                 ---------         ----------
     Deferred tax assets.......................     47,855            122,037
                                                 ---------         ----------
     Net deferred tax asset....................  $      --         $   34,956
                                                 =========         ==========
Balance sheet classification:
     Other current assets......................  $      --         $   27,318
     Other non-current assets .................         --              7,638
                                                 ---------         ----------
                                                 $      --         $   34,956
                                                 =========         ==========

The provisions for income taxes consisted of the following (in thousands):

                                            Years Ended June 30,
                                    -------------------------------------------
                                        2000           1999          1998
                                    ----------      -----------   ---------
Continuing Operations:                              (Restated)    (Restated)
    Current:
         Federal...............     $    2,806      $   (15,428)  $   5,819
         State.................            166              991       1,598
                                    ----------      -----------   ---------
                                         2,972          (14,437)      7,417

    Deferred:
         Federal...............        (31,555)            (296)     (4,785)
         State.................        (12,418)          (1,377)     (1,468)
                                    ----------      -----------   ---------
                                       (43,973)          (1,673)     (6,253)
                                    ----------      -----------   ---------
                                    $  (41,001)     $   (16,110)  $   1,164
                                    ==========      ===========   =========
Discontinued Operations:
    Current:
         Federal...............     $     (219)     $       219   $      --
         State.................             (6)               6          --
                                    ----------      -----------   ---------
                                          (225)             225          --
    Deferred:
         Federal...............         75,202          (75,202)         --
         State.................          3,727           (3,727)         --
                                    ----------      -----------   ---------
                                        78,929          (78,929)         --
                                    ----------      -----------   ---------
                                    $   78,704      $   (78,704)  $      --
                                    ==========      ===========   =========

The provisions for (benefit from) income taxes applicable to continuing operations differ from the statutory tax amounts as follows (in thousands):

                                                Years Ended June 30,
                                        -----------------------------------
                                           2000         1999        1998
                                        ---------    ---------    ---------
                                                     (Restated)  (Restated)
Tax at statutory rate (35% for 2000
    and 1999) during the year.......    $ (93,567)   $ (23,507)   $    950
State income taxes, net.............       (8,177)      (2,256)         82
Amortization of non-deductible
    goodwill........................          125          683         663
Writeoff of non-deductible goodwill.        7,747           --          --
Valuation allowance.................       58,965        9,691          --
Other...............................       (6,094)        (721)       (531)
                                        ---------    ----------   ---------
                                        $ (41,001)   $ (16,110)   $  1,164
                                        =========    ==========   =========

     The Company's federal net operating loss for fiscal 2000 was approximately $158,000,000, all of which will be carried forward, and may be used to reduce taxes due in future periods for up to 20 years, along with the previous years' losses of approximately $46 million, which will be carried forward for a period of up to 19 years, for a total carryforward of $204 million. Alternative minimum tax credit carryforwards of $5,388,000 may be carried forward indefinitely. In addition, the Company has state net operating loss carryforwards of approximately $171,000,000, the majority of which will expire in 15 years.

     In 1999, the Company provided a valuation allowance in the tax provision applicable to continuing operations in the amount of $9,691,000 (restated) for capital loss carryforwards that could not be used to offset regular taxable income. In addition, the Company provided a valuation allowance in the tax provision applicable to discontinued operations in the amount of $7,658,000 (restated) related primarily to state net operating loss carryforwards which will most likely expire before being utilized. In fiscal 2000, after the unwinding discontinued operations accounting for the SBQ segment (see Note 2), the Company restored the 1999 valuation allowance for state net operating loss carryforwards by decreasing the tax benefit from continuing operations. In addition, the Company further increased the valuation allowance for deferred tax assets by $51,307,000 in fiscal 2000 because, in light of recent trends and circumstances, management concluded that the net deferred tax assets might not be realized.

10.  Stock Compensation Plans

     The Company has five stock compensation plans that provide for the granting of stock options, stock appreciation rights and restricted stock to officers, directors and employees. The exercise price of stock option awards issued under these plans equals or exceeds the market price of the Company's common stock on the date of grant. Stock options under these plans are exercisable one to five years after the grant date, usually in annual installments. No stock appreciation rights have been issued. Until January 14, 2000, the Company maintained a stock accumulation plan, which provided for the purchase of restricted stock with a three-year vesting period to participants in lieu of a portion of their cash compensation.

     The status of the Company's stock compensation plans is summarized below as of June 30, 2000:

                                          Total Number of Options or Shares
                                      -----------------------------------------
                                                                      Reserved
                                                                         for
                                                      Available for    Issuance
                                                      Future Grant       Under
                                       Authorized     or Purchase      the Plan
                                      ------------    -------------   ---------
1986 Stock Option Plan...............   900,000                --      17,409
1990 Management Incentive Plan.......   900,000            40,700     545,625
1995 Stock Accumulation Plan.........   500,000                --      47,105
1996 Director Stock Option Plan......   100,000            26,500      72,000
1997 Management Incentive Plan.......   900,000           293,631     554,944
2000 Management Incentive Plan....... 2,900,000           717,500   2,182,500

     The Company records stock-based compensation under the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25) and related Interpretations. An alternative method of accounting exists under FASB Statement No. 123, Accounting for Stock-Based Compensation, which requires the use of option valuation models; however, these models were not developed for use in valuing employee stock compensation awards. Under APB No. 25, because the exercise price of the Company's employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized for stock options. The Company recognizes compensation expense on grants of restricted stock and stock grants under the 1995 Stock Accumulation Plan based on the intrinsic value of the stock on the date of grant amortized over the vesting period. Total compensation expense recognized for stock-based employee compensation awards was $621,000, $541,000, and $721,000 in 2000, 1999, and 1998, respectively.

     As required by Statement No. 123, the Company has determined pro forma net income and earnings per share as if it had accounted for its employee stock compensation awards using the fair value method of that Statement. The fair value for these awards was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

                                           2000        1999       1998
                                          ------      ------     -------
Risk free interest rate.................. 6.18%       5.76%      5.38%
Dividend yield........................... 0.00%       2.48%      2.15%
Volatility factor........................ 69.5%       60.4%      54.2%
Weighted average expected life:
   Stock options......................... 5 years     5 years    5 years
   Restricted stock awards............... 3 years     4 years    4 years

        The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock compensation awards have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock compensation awards.

     For purposes of pro forma disclosures, the estimated fair value of the stock compensation awards is amortized to expense over the appropriate vesting period. The effect on results of operations and earnings per share is not expected to be indicative of the effects on the results of operations and earnings per share in future years. The pro forma calculations include stock compensation awards granted beginning in fiscal 1996. The Company's pro forma information follows (in thousands, except for per share information):

                                                    Years Ended June 30,
                                             --------------------------------
                                               2000          1999       1998
                                             ---------    ---------   -------
Pro forma:
     (Loss) income from continuing
         operations....................    $(228,301)   $ (51,522)  $  2,225
     (Loss) income per share from
         continuing operations.........        (7.58)       (1.75)      0.07
     Net (loss) income.................      (56,787)    (224,705)     1,061
     Net (loss) income per share.......        (1.89)       (7.62)      0.04

     A summary of the Company's stock option activity and related information for the years ended June 30 is as follows:


                                                    2000                    1999                   1998
                                               ------------------------------------------------------------------
                                                            Weighted              Weighted              Weighted
                                                             Average               Average              Average
                                               Number of    Exercise  Number of   Exercise  Number of  Exercise
                                                Options       Price    Options      Price    Options    Price
                                               ----------   ------------------------------------------------------

Outstanding--beginning of year..............   1,654,621     $10.99   1,009,165    $16.89     851,876   $16.35
Granted.....................................   2,347,500       4.62     964,000      5.95     258,000    18.50
Exercised...................................     (29,500)      4.76          --        --     (51,111)    9.45
Canceled....................................    (593,440)     11.61    (318,544)    14.23     (49,600)   16.70
                                               ---------              ---------             ---------
Outstanding--end of year.....................  3,379,181       6.51   1,654,621     10.99   1,009,165    16.89
                                               =========              =========             =========

Exercisable at end of year..................   3,844,681      10.86     455,463     16.90     445,493    16.04
                                               =========              =========             =========
Weighted-average fair value of options
   granted during year......................                 $ 2.43                $ 2.86               $ 8.28
                                                             ======                ======               ======



     Summary information about the Company's stock options outstanding at June 30, 2000 is as follows:


                                         Options                         Options
                                      Outstanding                      Exercisable
                              ---------------------------------    ----------------------
                                           Weighted
                                           Average
                                          Remaining    Weighted                  Weighted
                                          Contractual  Average                   Average
                               Number of    Term (in   Exercise     Number of    Exercise
Range of Exercise Prices        Options      Years)     Price       Options      Price
------------------------     ------------------------------------------------------------

$4.00 - $6.31................ 2,816,700       9.39      $4.65       396,200      $ 5.03
$7.94 - $9.62................   107,800       7.75       9.52        68,400        9.58
$15.38 - $20.00..............   452,181       4.91      17.23       377,581       17.08
$31.88.......................     2,500       3.72      31.88         2,500       31.88
                              ---------                             -------
$4.00 - $31.88............... 3,379,181       8.73       6.51       844,681       10.86
                              =========                             =======

In addition to the stock option activity presented in the preceding table, the Company granted 100,000, 61,720 and 7,550 shares of restricted stock to employees in 2000, 1999 and 1998, respectively. The weighted average fair value of these awards was $2.82 in 2000, $7.35 in 1999 and $15.93 in 1998. The Company also issued 32,195, 60,505 and 30,187 shares to employees in 2000, 1999 and 1998, respectively, under the Stock Accumulation Plan.

11.   Deferred Compensation and Employee Benefits

     The Company maintains a defined contribution 401(K) plan that covers substantially all non-union employees. The Company makes both discretionary and matching contributions to the plan based on employee compensation and contributions. Company contributions charged to operations amounted to $6,206,000, $4,777,000 and $3,488,000 in fiscal 2000, 1999 and 1998, respectively.

     Certain officers and key employees participate in the Executive Retirement and Compensation Deferral Plan (ERCDP), a non-qualified deferred compensation plan, which allows participants to defer specified percentages of base and bonus pay, and provides for Company contributions. Under the ERCDP agreement, the Company recognizes compensation costs as contributions become vested. Investment performance gains and losses on each participant's plan account result in additional compensation costs to the Company. To fund its obligation under this Plan, the Company has purchased life insurance policies on covered employees. The Company's obligations to participants in the Plan are reported in deferred liabilities.

     Other  than  the  plans  referred  to  above,   the  Company   provides  no
post-retirement or post-employment benefits to its employees that would be subject to the provisions of FASB Statements No. 106 or No. 112.

12.   Segment Information

     Birmingham Steel Corporation has two reportable segments: merchant/rebar and special bar quality ("SBQ"). The Company's rebar/merchant segment consists of six operating units that produce and/or sell steel reinforcing bar products used in construction of concrete structures and merchant steel products comprised of rounds, squares, flats, strip, angles and channels used in steel fabrication products. The SBQ segment consists of one operating unit that produces high-quality rod, bar and wire products for customers in the automotive, agricultural, industrial fastener, welding, appliance and aerospace industries. The SBQ segment also includes a melt shop facility in Memphis, Tennessee designed to supply high quality billets to the SBQ production facility. This melt shop is currently idled and is an asset held for sale. The Company's reportable segments are differentiated based on the chemical and finished surface qualities of products produced, the markets that each segment serves and differences in expected long-term profitability. Each of the operating units in both segments is managed separately because of their geographic locations in the United States.

     The Company uses profit or loss from continuing operations and profit before tax to measure segment performance. Inter-segment sales are generally priced at the lower of market price or cost plus $25 and corporate administrative expenses are allocated to segments based on assets employed and tons shipped. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

Information  about  the  Company's   reportable   segments  is  as  follows  (in
thousands):

Year Ended June 30, 2000

                                                                      Total
                                             Rebar/                  Reportable
                                           Merchant       SBQ         Segment -
                                          ------------ -----------  -----------
Net sales................................   $  719,286   $ 213,260    $ 932,546
Intersegment revenues....................       31,074       3,828       34,902
Start-up costs and unusual items
  reflected in segment profit (loss).....       29,648     165,241      194,889
Depreciation and amortization............       42,294      15,885       58,179
Interest expense.........................       37,807      13,880       51,687
Income (loss) from equity investments....        1,974     (13,889)     (11,915)
Segment (loss)...........................       (9,714)   (244,699)    (254,413)
Segment assets...........................    1,330,362     291,084    1,621,446
Segment equity investments...............        3,895          --        3,895
Expenditures for long-lived assets.......       22,281       3,784       26,065

Year Ended June 30, 1999

Net sales................................   $  709,876   $ 270,398    $ 980,274
Intersegment revenues....................        3,910         612        4,522
Start-up costs and unusual items
  reflected in segment profit (loss).....       12,854      37,881       50,735
Depreciation and amortization............       40,227      20,765       60,992
Interest expense.........................       24,249      11,016       35,265
Loss from equity investments.............      (24,563)     (6,202)     (30,765)
Segment profit (loss)....................       43,178     (85,261)     (42,083)
Segment assets...........................    1,296,059     263,316    1,559,375
Segment equity investments...............        4,015          --        4,015
Expenditures for long-lived assets.......      121,808      18,869      140,677

Year Ended June 30, 1998

Net sales................................   $  836,875   $ 299,144   $1,136,019
Intersegment revenues....................       20,471         159       20,630
Start-up costs and unusual items
   reflected in segment profit (loss)....        1,305      32,933       34,238
Depreciation and amortization............       37,954      17,312       55,266
Interest expense.........................       17,261      11,747       29,008
Loss from equity investments.............      (18,326)         --      (18,326)
Segment profit (loss)....................       46,049     (40,112)       5,937
Segment assets...........................    1,208,517     488,841    1,697,358
Segment equity investments...............       27,957      17,998       45,955
Expenditures for long-lived assets.......       66,615      79,952      146,567

Reconciliations
                                                 Years Ended June 30,
                                            -----------------------------------
Revenues                                      2000         1999         1998
                                            -----------------------------------
Total external revenues for reportable
segments.................................   $  932,546  $  980,274   $1,136,019
Intersegment revenues for reportable
  segments...............................       34,902       4,522       20,630
Elimination of intersegment revenues.....      (34,902)     (4,522)     (20,630)
                                            ----------  ----------   ----------
Total consolidated revenues...............  $  932,546  $  980,274   $1,136,019
                                            ==========  ==========   ==========

Segment Profit (loss)
Total segment (loss) profit................ $ (254,413) $  (42,083)  $    5,937
Unallocated unusual items..................    (15,587)       (267)          --
Other unallocated income (expense).........      2,665     (24,813)      (3,144)
                                            ----------  ----------   ----------
(Loss) income from continuing operations
   before tax.............................  $ (267,335)  $ (67,163)  $    2,793
                                            ==========  ==========   ==========

Assets
Total assets for reportable segments....... $1,621,446  $1,559,375   $1,697,358
Elimination of intercompany balances.......   (458,788)   (419,363)    (355,107)
Other eliminations.........................   (202,800)   (169,276)     (97,472)
                                            ----------  ----------   ----------
Total assets............................... $  959,858  $  970,736   $1,244,779
                                            ==========  ==========   ==========

Products and Geographic Areas

     Net sales to external customers, by product type and geographic area were as follows for the periods indicated (in thousands):

                                                Years Ended June 30,
                                            -----------------------------------
                                                2000        1999        1998
                                            -----------------------------------
Rebar/Merchant Segment:
   By product class:
     Reinforcing bar....................... $ 383,716    $ 386,421   $ 439,160
     Merchant products.....................   295,677      283,942     316,184
     Semi-finished billets.................    27,169       27,610      70,562
     Strand, mesh, and other...............    12,724       11,903      10,969
                                            ----------   ---------   ---------
                                            $ 719,286    $ 709,876   $ 836,875
                                            ==========   =========   =========
   By geographic area:
     United States......................... $ 670,954    $ 672,034   $ 778,262
     Canada................................    47,917       37,440      57,961
     All other.............................       415          402         652
                                            ----------  ----------   ----------
                                            $ 719,286    $ 709,876   $  836,875
                                            ==========   =========   ==========
SBQ Segment:
   By product class:
     High-quality rod, bar and wire.......  $ 209,040    $ 267,116   $  296,774
     High-quality semi-finished billets....       679        1,955           --
     Other.................................     3,541        1,327        2,370
                                            ---------    ---------   ----------
                                            $ 213,260    $ 270,398   $  299,144
                                            =========    =========   ==========
   By geographic area:
     United States......................... $ 203,712    $ 266,310   $  295,326
     Canada................................     9,363        4,088        3,818
     All other.............................       185           --           --
                                            ---------    ---------   ----------
                                            $ 213,260    $ 270,398   $  299,144
                                            =========    =========   ==========

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

   Legal Proceedings

     The Company is involved in litigation relating to claims arising out of its operations in the normal course of business. Various forms of insurance generally cover such claims. In the opinion of management, any uninsured or unindemnified liability resulting from existing litigation would not have a material effect on the Company's business, its financial position, liquidity or results of operations.

14.  Start-Up and Restructuring Costs and Other Unusual Items

     Start-up and restructuring costs and other unusual items consist of the following (in thousands):

                                           Years Ended June 30,
                                    -----------------------------------------
                                        2000           1999           1998
                                    -----------     ------------   ----------

Start-up expenses:
     Memphis...........................$ 15,396       $ 37,881       $ 30,515
     Cartersville......................  16,537         12,817          1,305
     Other.............................     --              37          2,418
Asset impairment:
     Memphis facility..................  85,000             --             --
     Assets retired....................  13,111             --             --
     Intangible write-off..............  22,134             --             --
Restructuring charges:
     Severance and termination
       benefits (Memphis)..............   2,473             --             --
     Loss on purchase commitment.......  40,238             --             --
 Other unusual items:
     Proxy solicitation costs..........   6,887             --             --
     Executive severance costs.........   6,298             --             --
      Debt amendment costs.............   2,402             --             --
                                    -----------     ----------     ----------
                                      $ 210,476       $ 50,735       $ 34,238
                                    ===========     ==========     ==========

Summarized by segment:

Rebar/Merchant....................    $ 29,648        $ 12,854       $ 32,933
SBQ...............................     165,241          37,881          1,305
Corporate - unallocated...........      15,587              --             --
                                    ----------      ----------     ----------
                                    $  210,476        $ 50,735       $ 34,238
                                    ==========      ==========     ==========

                                                       Year Ended June 30
Liabilities and Reserves:                                     2000
                                                       -----------------
Balance at beginning of year...................          $       --
Accruals for restructuring liabilities,
   proxy, executive severance and debt
   amendment...................................              59,298
Cash payments..................................             (13,078)
Proxy expenses settled with common stock.......              (1,665)
Effect of revised estimates....................              (1,000)
                                                       -----------------
Balance at end of year.........................            $ 43,555
                                                       =================

    Of this amount, $30 million is classified as non-current as of June 30, 2000.

    A narrative description of the significant items summarized in the preceding tables follows:

    Start-up: The Company considers a facility to be in start-up until it reaches commercially viable production levels. During start-up, costs incurred in excess of expected normal levels, including non-recurring operating losses, are classified as start-up.

    Asset Impairment: On December 28, 1999, the Company announced the suspension of operations at its melt shop facility in Memphis, Tennessee as of January 1, 2000. The results of the Company's impairment review indicated that the Memphis facility was impaired. Accordingly, in the second quarter of fiscal 2000, the Company recorded an impairment charge of $85 million representing the difference between the carrying value of those assets and the estimated fair market value (based on an appraisal) less estimated costs to sell the facility. Management is actively pursuing a sale or other disposition of the Memphis facility, including joint venture opportunities. As a result of the Company's decision to continue SBQ rolling operations in Cleveland using third party billet sources, there is no operational requirement to continue billet production in Memphis. Accordingly, Memphis is considered an asset held for disposition effective January 1, 2000, and depreciation expense has not been recognized since that date. The effect of suspending depreciation on the Memphis facility decreased depreciation expense by $4,000,000 in the last half of fiscal 2000. Management is actively pursuing sale or other disposition of the Memphis facility at this time. Management is unable to reasonably predict when a sale or disposition will occur.

    Considerable management judgment is necessary to estimate fair value, accordingly, the ultimate loss on disposition of the facility could vary significantly from the estimates used in determining the impairment loss. The adjusted carrying value of the Memphis facility, which is reflected in property, plant and equipment, is $70.8 million at June 30, 2000.

    Assets Retired: In the second quarter of fiscal 2000, the Company wrote off equipment taken out of service from the rebar/merchant segment and recognized losses of $13.1 million.

    Intangible Write-off: The $22.1 million impairment charge for intangible assets represents the unamortized balance of goodwill related to the SBQ division as of December 31, 1999. This goodwill was previously written down as a part of the 1999 provision for loss on discontinued operations. After reversing the loss on disposition (as described in Note 2), the Company effectively restored the previous charge as a component of continuing operations (as required by EITF 90-16). Thus, the second quarter of fiscal 2000 goodwill charge is principally a reclassification within the income statement and had no impact on cash flows or on stockholder's equity. The goodwill remains impaired because the estimated undiscounted cash flows of the SBQ division are insufficient to cover the net carrying amount of the entire division's assets, considering recent changes in management's operating strategy and its plan for continuing only the Cleveland facility as a part on ongoing operations.

    Severance and Termination Benefits: In connection with the shut down of the Memphis facility, the Company accrued severance and other employee related exit costs of approximately $2.5 million in the second quarter of fiscal 2000. The Memphis shut down resulted in the termination of approximately 250 employees, including management, administrative, and labor positions. In accordance with EITF 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity, the Company established a liability for severance and other related costs associated with involuntary termination of employees. The affected employees were notified of their terminations and their severance benefits prior to December 31, 1999. Most of the Memphis employees were terminated as of December 31, 1999. Remaining employees have substantially completed mill clean-up and other exit activities as of June 30, 2000 and substantially all severance benefits have been paid.

    Loss on purchase commitment: Refer to Note 3 for a discussion of the accrued loss on the Company's DRI purchase commitment.

    Proxy Solicitation Costs: These costs, principally consisting of legal, public relations and other consulting fees, were incurred in the Company's defense of a proxy contest led by The United Company Shareholder Group (the "United Group"). On December 2, 1999, the Company and United Group reached a settlement appointing John D. Correnti as Chairman and Chief Executive Officer and appointing nine new board members approved by the United Group. The charges include approximately $1.7 million to reimburse the United Group for certain of its costs in connection with the proxy fight. As agreed, the Company settled this obligation by issuing 498,733 unregistered shares of the Company's common stock.

    Executive Severance Costs: Several current and former key executives of the Company were covered by the Company's executive severance plan, which provides for specified benefits after a change in control of a majority of the Board of Directors of the Company, among other triggering events. As a result of the proxy contest, through June 30, 2000, seven executives, including the former CEO, covered by the Plan, were severed. The Company is currently engaged in litigation with the former CEO and one other covered executive concerning the amount and payment of severance benefits. The Company has accrued its best estimate of the ultimate settlement amounts and does not expect to incur any further executive severance expenses associated with the proxy contest.

    Debt Amendment Costs: In conjunction with the May 2000 amendments to the Company's borrowing agreements (see Note 7), the Company incurred $2.4 million in legal and financial consulting fees.

15.      Other Income

     In fiscal 1999, operating results of the SBQ operations included a gain of $2.2 million from the sale of real estate in Cleveland, Ohio. The Company also received approximately $4.4 million in refunds from electrode suppliers that related to electrodes purchased in prior years. The gain was offset by a one-time charge of $2.1 million to terminate a long-term raw materials purchase commitment with a third party supplier.

     In fiscal 1998, the Company sold idle properties and equipment for approximately $26.9 million and recognized (pre-tax) gains of approximately $5.2 million. The Company also received approximately $4.4 million in refunds from electrode suppliers that related to electrodes purchased in prior years. These amounts are included in "Other income, net" in the Consolidated Statements of Operations.

16.   Shareholder Rights Plan

     On January 16, 1996, the Company's Board of Directors adopted a shareholder rights plan. Under the plan, Rights to purchase stock, at a rate of one Right for each share of common stock held, were distributed to stockholders of record on January 19, 1996. The Rights generally become exercisable after a person or group (i) acquires 10% or more of the Company's outstanding common stock or (ii) commences a tender offer that would result in such a person or group owning 10% or more of the Company's common stock. When the Rights first become exercisable, a holder will be entitled to buy from the Company a unit consisting of one one-hundredth of a share of Series A Junior Participating Preferred Stock of the Company at a purchase price of $74. In the event that a person acquires 10% or more of the Company's common stock, each Right not owned by the 10% or more stockholder would become exercisable for common stock of the Company having a market value equal to twice the exercise price of the Right. Alternatively, after such stock acquisition, if the Company is acquired in a merger or other business combination or 50% or more of its assets or earning power are sold, each Right not owned by the 10% or more stockholder would become exercisable for common stock of the party which has engaged in a transaction with the Company having a market value equal to twice the exercise price of the Right. Prior to the time that a person acquires 10% or more of the Company's common stock, the Rights are redeemable by the Board of Directors at a price of $.01 per right. The Rights expire on January 16, 2006, except as otherwise provided in the plan.


                          SELECTED QUARTERLY FINANCIAL DATA
                (Unaudited; in thousands, except per share data)

                                                                         2000 Quarters
                                                    --------------------------------------------------------
                                                         First(A)       Second         Third        Fourth
                                                    --------------------------------------------------------
Net sales..........................................     $ 234,763      $ 231,530     $ 253,141    $ 213,112
Gross profit.......................................        23,733          4,246         5,393       11,580
Start-up and restructuring costs and other unusual
    items(B).......................................        13,205        185,643         8,416        3,212
Income (loss) from continuing operations...........       (15,656)      (170,532)      (25,995)     (14,151)
Reversal of loss on discontinued operations (C) ...        21,420        151,763            --           --
Loss  on  restructuring  of  debt,  (net  of  income           --         (1,330)           --         (339)
taxes)
Net income (loss)..................................         5,764        (20,099)      (25,995)     (14,490)

Weighted average shares outstanding................        29,735         29,763        30,508       30,836
                                                        =========      =========     =========    =========

Basic and diluted per share amounts:
   Income (loss) from continuing operations........     $   (0.53)     $   (5.74)    $   (0.85)   $   (0.46)
   Reversal of loss on discontinued operations.....          0.72           5.10            --           --
   Loss on  restructuring of debt..................            --          (0.04)           --        (0.01)
                                                        ---------      ---------     ---------    --------
   Basic and diluted earnings (loss) per share.....     $    0.19       $  (0.68)    $   (0.85)   $   (0.47)
                                                        =========      =========     =========    =========
   Cash dividends declared per share...............     $   0.025        $ 0.025     $      --    $      --
                                                        =========      =========     =========    =========




                                                                            1999 Quarters(A)
                                                        ----------------------------------------------------
                                                         First           Second        Third       Fourth
                                                        ----------------------------------------------------

Net sales..........................................     $ 270,957      $ 226,853     $ 224,486    $ 257,978
Gross profit.......................................        26,974         14,750        15,905       21,314
Start-up and restructuring costs and other unusual
   items ..........................................        10,865          8,979        20,623       10,268
Income (loss) from continuing operations...........         1,024         (4,966)      (15,631)     (31,480)(D)
Loss on discontinued operations....................            --             --            --     (173,183)(E)
Net income (loss)..................................         1,024         (4,966)      (15,631)    (204,663)

Weighted average shares outstanding................        29,488         29,254        29,509       29,674
                                                        =========      =========     =========     ========

Basic and diluted per share amounts:
   Income (loss) from continuing operations........     $    0.03      $   (0.17)    $   (0.53)   $   (1.06)
   Loss on discontinued operations.................            --             --            --        (5.84)
                                                        ---------      ---------     ---------    ---------
   Basic and diluted earnings (loss) per share.....     $    0.03      $   (0.17)    $   (0.53)   $   (6.90)
                                                        =========      =========     =========    =========
   Cash dividends declared per share...............       $ 0.100        $ 0.025       $ 0.025    $   0.025
                                                        =========      =========     =========    =========


(A) Operating results of the SBQ segment for all periods prior to October 1, 1999 (previously reflected in discontinued operations) have been reclassified from discontinued operations to continued operations. Refer to
     Note 2 to the Consolidated Financial Statements.
(B) See Note 14 to the Consolidated Financial Statements for a summary of these costs.
(C) Reflects reversal of remaining balance in the accrued loss on disposal of the SBQ line of business, including estimated losses during the disposal period (net of income tax benefit of $78,704,000). Refer to Note 2 to the Consolidated Financial Statements.
(D) Includes provision for loss of $19,275,000 on the Company's investment in Pacific Coast Recycling, LLC. Refer to Note 3 to the Consolidated Financial Statements.
(E) Reflects accrued loss on disposition of the SBQ line of business (net of income tax benefit of $78,704,000). Refer to Note 2 of the Consolidated Financial Statements.

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Birmingham Steel Corporation

     We have audited the accompanying consolidated balance sheets of Birmingham Steel Corporation as of June 30, 2000 and 1999, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended June 30, 2000. Our audits also included the financial statement schedule listed in the index at Item 14 (a) 2. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. The 1999 and 1998 financial statements of Pacific Coast Recycling, LLC (a 50% owned joint venture), has been audited by other auditors whose report, which has been furnished to us, included an explanatory paragraph describing an uncertainty regarding the ability of Pacific Coast Recycling, LLC to continue as a going concern. Our opinion on the 1999 and 1998 consolidated financial statements and schedule, insofar as it relates to data included for Pacific Coast Recycling, LLC, is based solely on the report of other auditors.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

     In our opinion, based on our audits and, for 1999 and 1998, the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Birmingham Steel Corporation at June 30, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                           /s/ Ernst & Young LLP

Birmingham, Alabama
August 10, 2000

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information contained in Birmingham Steel Corporation's 2000 Proxy Statement, with respect to directors and executive officers of the Company, is incorporated herein by reference in response to this Item.




ITEM 11.   EXECUTIVE COMPENSATION

     The information contained in Birmingham Steel Corporation's 2000 Proxy Statement, with respect to directors and executive officers of the Company, is incorporated herein by reference in response to this Item.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information contained in Birmingham Steel Corporation's 2000 Proxy Statement, with respect to directors and executive officers of the Company is incorporated herein by reference in response to this Item.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Not applicable.

                                     PART IV


ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


ITEM 14 (a) 1. INDEX TO CONSOLIDATED STATEMENTS COVERED BY REPORT OF INDEPENDENT AUDITORS

     The  following   consolidated  financial  statements  of  Birmingham  Steel
Corporation are included in Item 8:

          Consolidated Balance Sheets--June 30, 2000 and 1999

          Consolidated Statements of Operations--Years ended June 30, 2000, 1999 and 1998

          Consolidated Statements of Changes in Stockholders' Equity--Years ended June 30, 2000, 1999 and 1998

          Consolidated Statements of Cash Flows--Years ended June 30, 2000, 1999 and 1998

          Notes to Consolidated  Financial  Statements--June  30, 2000, 1999 and
          1998

          Report of Ernst & Young LLP, Independent Auditors

          Independent Auditor's Report(KPMG LLP)

ITEM 14 (a) 2.   INDEX TO CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

     The following consolidated financial statement schedule is included in item 14 (d) of this report.

Form 10-K

Schedule II--Valuation and Qualifying Accounts--Years ended June 30, 2000, 1999 and 1998

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

ITEM 14 (b).   REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the fourth quarter ended June 30, 2000.


ITEM 14 (c)   EXHIBITS

    Exhibit                        Description of Exhibits
    -------                        -----------------------

     3.1 Restated Certificate of Incorporation of the Registrant (incorporated by reference from Form 8-A, Exhibit 2.2, filed November 16, 1986)


     3.2 By-laws of the Registrant as amended on August 3, 1999 (incorporated by reference to Exhibit 3.1 from Current Report on Form 8-K filed August 11, 1999)


     4.1 Amended and Restated $130,000,000 Senior Note Purchase Agreement dated as of October 12, 1999 between the registrant and the financial parties thereto (incorporated by reference to Exhibit 4.1.4 from Form 10-K/A for the year ended June 30, 1999)


     4.1.1 Second Amendment to the Amended and Restated $130,000,000 Senior Note Purchase Agreement dated May 15, 2000*


     4.2 Amended and Restated $150,000,000 Senior Note Purchase Agreement dated as of October 12, 1999 (incorporated by reference to Exhibit 4.2.3 from Form 10-K/A for the year ended June 30, 1999)


     4.2.1 Second Amendment to the Amended and Restated $150,000,000 Senior Note Purchase Agreement dated May 15, 2000*


     4.3 Letter from Birmingham Steel Corporation to Senior Noteholders dated October 13, 1999 (incorporated by reference from Form 10-K/A for the year ended June 30, 1999)


     4.4 Shareholder Rights Plan of Registrant (incorporated by reference from Form 8-K filed January 23, 1996)


     4.5  Reimbursement  Agreement,   dated  as  of  October  1,  1996,  between
Birmingham Steel Corporation and PNC Bank, Kentucky, Inc. (incorporated by reference from Form 10-Q for quarter ended December 31, 1996, exhibit 4.1)


     4.6 Warrant Agreement dated May 15, 2000, between the Registrant and the warrant holders parties thereto.*


     10.1 1986 Stock Option Plan of Registrant, as amended (incorporated by reference from Registration Statement on Form S-8 (No. 33-16648), filed August 20, 1987)


     10.2 Amended and Restated Management Security Plan, effective January 1, 1994 (incorporated by reference from Form 10-K for year ended June 30, 1994,
Exhibit 10.2)


     10.3 Steel Billet Sale and Purchase Master Agreement between American Steel & Wire Corporation and QIT-Fer et Titane, Inc. dated July 1, 1994 (incorporated by reference from Annual Report on Form 10- K for year ended June 30, 1995,
Exhibit 10.3)


     10.4 Supply Agreement, dated as of August 2, 1985, among MC Acquisition Corp., Birmingham Bolt Company, Inc., Magna Corporation, Contractors Material Co., Inc., and Hackney Steel Co., Inc. (incorporated by reference from Registrant Statement No. 33-945, Exhibit 10.6.3, filed November 20, 1985)


     10.5  1989  Non-Union  Employees'  Stock  Option  Plan  of  the  Registrant
(incorporated   by  reference  from  a  Registration   Statement  on  Form  S-8,
Registration No. 33-30848, filed August 31, 1989, Exhibit 4.1)


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


     10.11 Employment Agreement, dated May 12, 2000, between Registrant and John
D. Correnti*


     10.11.1 Amendment to Employment Agreement, dated May 12, 2000, between Registrant and John D. Correnti.*


     10.12 Stock Accumulation Plan of the Registrant (incorporated by reference from a Registration Statement on Form S-8, Registration No. 33-64069, filed November 8, 1995, Exhibit 4.1)


     10.13 Lease Agreement, dated January 7, 1997, between Torchmark Development Corporation and Birmingham Southeast LLC (incorporated by reference from Annual Report on Form 10-K for year ended June 30, 1998, Exhibit 10.13)


     10.14 Director Stock Option Plan of the Registrant (incorporated by reference from Form 10-Q for quarter ended September 30, 1996, exhibit 10.1)


     10.15 Director Compensation Plan of the Registrant (incorporated by reference from Form 10-K/A for the year ended June 30, 1999)


     10.16 Amended and Restated Executive Severance Plan of the Registrant (incorporated by reference from Annual Report on Form 10-K for the year ended June 30, 1999, Exhibit 10.19)


     10.17 Chief Executive Officer Incentive Compensation Plan of the Registrant (incorporated by reference from Form 10-Q for quarter ended September 30, 1996, exhibit 10.2)


     10.18 Equity Contribution Agreement among American Iron Reduction, L.L.C.,GS Technologies Operating Co., Inc., Birmingham Steel Corporation and Nationsbank, N.A., dated August 30, 1996 (incorporated by reference from Form 10-Q for quarter ended September 30, 1996, exhibit 10.3)


     10.19 DRI Purchase Agreement between Birmingham Steel Corporation and American Iron Reduction, L.L.C., dated as of August 30, 1996 (incorporated by reference from Form 10-Q for quarter ended September 30, 1996, exhibit 10.4)


     10.19.1 Amended and Restated DRI Purchase Agreement between Birmingham Steel Corporation and American Iron Reduction, LLC dated as of May 5, 2000*


     10.20 Operating Agreement between Birmingham Steel Corporation and Raw Material Development Co., Ltd., dated as of September 18, 1996 (incorporated by reference from Form 10-Q for quarter ended September 30, 1996, exhibit 10.5)


     10.21 Asset Purchase Agreement, dated as of October 31, 1996, among Mitsui & Co., Ltd., R. Todd Neilson, as Chapter 11 Trustee for the bankruptcy estate of Hiuka America Corporation, All-Ways Recycling Company, B&D Auto & Truck Salvage, and Weiner Steel Corporation (incorporated by reference from Form 10-Q for quarter ended December 31, 1996, exhibit 10.1)


     10.22 Contribution Agreement, dated as of November 15, 1996, among IVACO, Inc., Atlantic Steel Industries, Inc., Birmingham Steel Corporation and Birmingham Southeast, LLC (incorporated by reference from Current report on Form 8-K filed December 12, 1996)


     10.23 $300 million Credit Agreement, dated as of March 17, 1997 by and among Birmingham Steel Corporation, as Borrower, the financial institutions party hereto and their assignees under section 12.5.(d), as Lenders, PNC Bank, National Association and The Bank of Nova Scotia, as Co-agents and Nationsbank, N.A. (South), as Agent and as Arranger (incorporated by reference from Form 10-Q for quarter ended March 31, 1997, exhibit 10.1)


     10.23.1  First   Amendment  to  Credit   Agreement   dated  June  23,  1998
(incorporated by reference to Exhibit 10.2 from Current Report on Form 8-K filed September 30, 1999)


     10.23.2 Second Amendment to Credit Agreement dated September 30, 1998 (incorporated by reference to Exhibit 10.1 from Form 10-Q for quarter ended December 31, 1998)


     10.23.3  Third   Amendment  to  Credit   Agreement   dated  July  27,  1999
(incorporated by reference to Exhibit 10.4 from Current Report on Form 8-K filed September 30, 1999)


     10.23.4 Fourth Amendment to Credit Agreement dated September 28, 1999 (incorporated by reference to Exhibit 10.5 from Current Report on Form 8-K filed September 30, 1999)


     10.23.5 Fifth Amendment to Credit Agreement dated October 12, 1999 (incorporated by reference from Annual Report on Form 10-K/A for year ended June 30, 1999)


     10.23.6 Seventh amendment to Credit Agreement dated May 15, 2000*


     10.24 Collateral Agency and Intercreditor Agreement dated October 12, 1999 (incorporated by reference from Form 10-K/A for the year ended June 30, 1999)


     10.24.1 Amended and Restated Collateral Agency and Intercreditor  Agreement
dated  May  15,  2000  amending  and  restating   the   Collateral   Agency  and
Intercreditor Agreement dated October 12, 1999.*


     10.25 $25,000,000 Credit Agreement dated as of May 15, 2000, by and among Birmingham Southeast, LLC, as Borrower, the financial institutions party thereto, as lenders, and Bank of America, N.A., as agent.*


     10.26 Security Agreement dated as of October 12, 1999, executed by Birmingham Steel Corporation, as Debtor, in favor of State Street Bank and Trust Company, as Collateral Agent, for the benefit of the secured parties named therein.*


     10.26.1 Security Agreement dated as of May 15, 2000, executed by Birmingham Southeast, LLC, as Debtor, in favor of SouthTrust Bank, National Association, as Collateral Agent, for the benefit of the secured parties named therein.*


     10.27 Amended and Restated  Collateral Agency and  Intercreditor  Agreement
dated  May  15,  2000  amending  and  restating   the   Collateral   Agency  and
Intercreditor Agreement dated November 12, 1999.*


     10.28 Executive Retirement and Compensation Deferral Plan of the Registrant (incorporated by reference from Annual Report on Form 10-K for year ended June 30, 1998, Exhibit 10.22)


     10.29 1997 Management Incentive Plan of the Registrant (incorporated by reference from a Registration Statement on Form S-8, Registration No. 333-46771, filed February 24, 1998, Exhibit 4.6)


     10.30 Master Restructure Agreement among American Iron Reduction L.L.C., GS Industries, GS Technologies Operating Co., Inc., Birmingham Steel Corporation, Bank of America, N.A., and Canadian Imperial Bank of Commerce dated May 5, 2000.*


     22.1 Subsidiaries of the Registrant*

     23.1 Consent of Ernst & Young LLP, Independent Auditors*

     23.2 Accountants' Consent (KPMG LLP) (to be filed by Amendment)

     27 Financial Data Schedule*


*  Being filed herewith

ITEM 14 (d)   FINANCIAL STATEMENTS

     The list of financial statements and schedules referred to in Items 14(a)(1) and 14(a)(2) is incorporated herein by reference.

                          BIRMINGHAM STEEL CORPORATION



                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)



                                                                        Balance      Charged
                                                                          at         to Costs                   Balance at
                                                                       Beginning        and                       End of
                                                                        of Year      Expenses     Deductions      Year
                                                                      ----------    ----------    -----------   ----------
Year Ended June 30, 2000:
     Deducted from assets accounts:
          Allowance for doubtful accounts .........................   $   1,207     $     908     $     501(A)  $   1,614
          Provision for estimated losses for SBQ division
                 during disposal period ...........................      56,544       (56,544)(B)        --            --
          Provision for estimated loss on disposal of discontinued
             operations ...........................................     195,342      (195,342)(B)        --            --
                                                                      ----------    ---------     -----------   ---------
                                                                      $ 253,093     $(250,978)    $     501     $   1,614
                                                                      ==========    ==========    ===========   =========
Year Ended June 30, 1999:
     Deducted from assets accounts:
          Allowance for doubtful accounts .........................   .$  1,838     $     376     $   1,007(A)  $   1,207
          Provision for estimated losses for SBQ division during
             disposal period ......................................          --        56,544(C)         --        56,544
          Provision for estimated loss on disposal of discontinued
             operations ...........................................          --       195,342(C)         --       195,342
                                                                      ----------    ----------    -----------   ---------
                                                                      $   1,838     $ 252,262     $   1,007     $ 253,093
                                                                      ==========    ==========    ===========   =========
Year Ended June 30, 1998:
     Deducted from assets accounts:
          Allowance for doubtful accounts .........................   $   1,797     $   1,250     $   1,209(A)  $   1,838
                                                                      ----------    ----------    -----------   ---------
                                                                      $   1,797     $   1,250     $   1,209     $   1,838
                                                                      ==========    ==========    ===========   =========


(A)  Represents accounts written off

(B) Represents the reversal of the 1999 provision for the loss on disposal of the SBQ line of business.

(C) Represents the provision for the estimated loss on disposal of the SBQ line of business.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the Undersigned, thereunto duly authorized.


BIRMINGHAM STEEL CORPORATION

/S/  John D. Correnti       9/14/00
-----------------------------------
     John D. Correnti        Date
     Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/  John D. Correnti   9/14/00          /s/  James A. Todd, Jr.      9/14/00
-------------------------------          ------------------------------------
     John D. Correnti     Date               James A. Todd, Jr.          Date
     Chairman of the Board, Chief             Chief Administrative Officer,
     Executive Officer, Director               Director


/s/  Donna M. Alvarado  9/14/00         /s/  Steven R. Berrard        9/14/00
-------------------------------         -------------------------------------
     Donna M. Alvardao                       Steven R. Berrard
     Director                                Director

/s/  Alvin R. Carpenter 9/14/00         /s/  C. Stephen Clegg         9/14/00
-------------------------------         -------------------------------------
     Alvin R. Carpenter                      C. Stephen Clegg
     Director                                Director

/s/  Jerry E. Dempsey   9/14/00         /s/  Robert M. Gerrity        9/14/00
-------------------------------         -------------------------------------
     Jerry E. Dempsey                        Robert M. Gerrity
     Director                                Director

/s/  James W. McGlothlin 9/14/00         /s/ Richard de J. Osborne    9/14/00
--------------------------------         -------------------------------------
     James W. McGlothlin                     Richard de J. Osborne
     Director                                Director

/s/  Robert H. Spilman   9/14/00         /s/ J. Daniel Garrett        9/14/00
-------------------------------         -------------------------------------
     Robert H. Spilman                       J. Daniel Garrett
     Director                                Chief Financial Officer,
                                             Vice President - Finance

/s/  Brant R. Holladay   9/14/00
--------------------------------
     Brant R. Holladay
     Controller

Exhibit No. 4.1.1


                          BIRMINGHAM STEEL CORPORATION

                           -----------------------

                   SECOND AMENDMENT TO NOTE PURCHASE AGREEMENT

                          -----------------------
                                       Re:

                  Amended and Restated Note Purchase Agreements
                          Dated as of October 12, 1999,

                                       and

                    $130,000,000 Original Principal Amount of
                    10.03% Senior Notes Due December 15, 2005


                            DATED AS OF MAY 15, 2000

                                Table of Contents


1.    PRELIMINARY STATEMENT...................................................1

         1.1    Background....................................................1
         1.2    Definitions...................................................3

2.    AMENDMENTS..............................................................5

         2.1    Amendment of Existing Note Purchase Agreement.................5
         2.2    Continuity and Affirmation of Obligations.....................5

3.    REPRESENTATIONS AND WARRANTIES..........................................5

         3.1    Corporate Existence and Power.................................6
         3.2    Corporate Authority...........................................6
         3.3    Binding Effect................................................6
         3.4    No Conflicts with Agreements, Etc.............................7
         3.5    Consents,Etc..................................................7
         3.6    Full Disclosure...............................................7
         3.7    Outstanding Debt and Liens....................................8
         3.8    Pending Litigation............................................8
         3.9    No Defaults...................................................8
         3.10   Compliance with Law...........................................9
         3.11   Title to Properties...........................................9
         3.12   Environmental Compliance.....................................10
         3.13   Restrictions on Company and Subsidiaries.....................11
         3.14   Collateral...................................................12
         3.15   Solvency.....................................................12

4.    AMENDMENTS.............................................................13

         4.1    Disposition Prepayment........... ...........................13
         4.2    Equity Issuance Prepayments..................................13
         4.3    Change of Control............................................13
         4.4    Fixed Charge Coverage Ratio..................................13
         4.5    Minimum SBQ Division EBITDA..................................15
         4.6    Minimum Consolidated EBITDA..................................15
         4.7    Minimum Tangible Net Worth...................................17
         4.8    Capital Expenditures.........................................17
         4.9    Debt.........................................................18
         4.10   AIR Dispute Settlement.......................................18
         4.11   Additional Cross Default.....................................18
         4.12   New Definitions..............................................18
         4.13   Amended Definitions..........................................21
         4.14   Further Amendment of Definitions.............................23
         4.15   Indemnification..............................................23
         4.16   Attachment of Schedule 1.2A to Existing Note Purchase
                Agreement....................................................26
         4.17   Pending Litigation...........................................26

5.    CONDITIONS PRECEDENT...................................................27

         5.1    Certificates.................................................27
         5.2    Opinions of Counsel..........................................28
         5.3    Amendment to 1995 Agreement..................................28
         5.4    Seventh Amendment to Credit Agreement........................28
         5.5    Amendment to Letter of Credit Documents......................29
         5.6    Amendment to Intercreditor Agreement.........................29
         5.7    Amendment to Memphis Lease Documents.........................29
         5.8    BSE Collateral Documents.....................................29
         5.9    Lien Searches................................................30
         5.10   New BSE Loan.................................................30
         5.11   Payment of Special Counsel and Financial Advisor Fees........30
         5.12   Proceedings and Documents Satisfactory.......................31

6.    MISCELLANEOUS..........................................................31

         6.1    Effect of Amendment..........................................31
         6.2    No Legend Required...........................................31
         6.3    Fees and Expenses............................................31
         6.4    Survival.....................................................32
         6.5    Duplicate Originals; Execution in Counterpart................32
         6.6    Release of Claims............................................32
         6.7    Governing Law................................................33




                          BIRMINGHAM STEEL CORPORATION


                   SECOND AMENDMENT TO NOTE PURCHASE AGREEMENT

                                       Re:

   Amended and Restated Note Purchase Agreements Dated as of October 12, 1999

                                       and

                    $130,000,000 Original Principal Amount of
                    10.03% Senior Notes Due December 15, 2005



                                                     Dated as of  May 15, 2000


To the Persons listed on
 the signature pages hereof

Ladies and Gentlemen:

BIRMINGHAM  STEEL  CORPORATION,   a  Delaware  corporation  (together  with  its
successors and assigns, the "Company"), hereby agrees with you as follows:


1.       PRELIMINARY STATEMENT

1.1 Background


(a) The Company entered into those certain Note Purchase Agreements dated as of September 1, 1993, as amended by an Amendment to Note Purchase Agreement dated as of October 18, 1996 and as further amended by Amendment to 1993 Note Purchase Agreement dated as of December 14, 1998, with each of the institutions named in Annex 1 thereto, under and pursuant to which the Company issued and sold to such institutions an aggregate principal amount of One Hundred Thirty Million Dollars ($130,000,000) of the Company's 7.28% Senior Notes due December 15, 2005 (the "1993 Notes"). Pursuant to the terms of a Waiver and Third Amendment to Note Purchase Agreement dated as of October 12, 1999 (the "1999 Third Amendment"), the Company entered into those certain Amended and Restated Note Purchase Agreements dated as of October 12, 1999, and the Company subsequently entered into a First Amendment to Note Purchase Agreement dated as of November 12, 1999 (collectively, as in effect immediately prior to the amendments contemplated hereby, the "Existing Note Purchase Agreement," and as amended hereby, the "Amended Note Purchase Agreement"), with each of the institutions named in Annex 1 thereto, pursuant to which the Company issued to such institutions, in substitution for the 1993 Notes, an aggregate principal amount of One Hundred Thirty Million Dollars ($130,000,000) of the Company's 10.03% Senior Notes due December 15, 2005 (the "Notes").


(b) The institutions (other than the Company) listed on the signature pages to this Agreement (collectively, the "Noteholders") are the holders of one hundred percent (100%) of the Notes outstanding as of the date hereof.


(c) The Company entered into those certain Amended and Restated Note Purchase Agreements dated as of October 12, 1999, with each of the institutions named in Annex 1 thereto (together with their successors and assigns, the "1995 Noteholders"), as amended by a First Amendment to Note Purchase Agreement dated as of November 12, 1999 (collectively, as in effect immediately prior to the date hereof, the "1995 Existing Note Purchase Agreement"), and by a Second Amendment to Note Purchase Agreement dated as of the date hereof (the "Amendment to 1995 Agreement"; the 1995 Existing Note Purchase Agreement, as amended by the Amendment to 1995 Agreement, is referred to herein as the "1995 Amended Note Purchase Agreement"), under and pursuant to which the Company issued to such institutions, in substitution for Notes in the same amounts issued in 1995, (i) an aggregate principal amount of Seventy-Six Million Dollars ($76,000,000) of the Company's 9.71% Series A Senior Notes due December 15, 2002, (ii) an aggregate principal amount of Fourteen Million Dollars ($14,000,000) of the Company's 9.82% Series B Senior Notes due December 15, 2005, and (iii) an aggregate principal amount of Sixty Million Dollars ($60,000,000) of the Company's 9.92% Series C Senior Notes due December 15, 2005 (collectively, the "1995 Notes").


(d) The Company entered into that certain Credit Agreement dated as of March 17, 1997 (as in effect immediately prior to the date hereof, the "Existing Credit Agreement," and as heretofore amended and as amended by a Seventh Amendment to Credit Agreement dated as of the date hereof (the "Seventh Amendment to Credit Agreement"), the "Amended Credit Agreement"), by and among the Company, the banks party thereto (collectively, the "Banks"), and Bank of America, N.A., as agent (the "Agent"), pursuant to which a Three Hundred Million Dollar ($300,000,000) credit facility has been provided to the Company.


(e) Bank of America, N.A. and PNC Bank, National Association (collectively, the "L/C Issuers") have separately provided the Company with two (2) letters of credit (collectively, the "Letters of Credit") which have an aggregate face amount of Forty-One Million Four Hundred Seventy-One Thousand Seven Hundred Eighty-Two Dollars ($41,471,782), which Letters of Credit were issued pursuant to (i) an Amended and Restated Reimbursement Agreement, dated as of October 12, 1999, among the Company, American Steel & Wire Corporation and Bank of America, N.A. (as amended, the "B of A Reimbursement Agreement"), and (ii) a Reimbursement Agreement dated as of October 1, 1996, between PNC Bank, National Association successor to PNC Bank, Kentucky, Inc. and the Company (as amended, "PNC Reimbursement Agreement" and, collectively with the B of A Reimbursement Agreement, the "Existing Reimbursement Agreements").


(f) The Company and the Noteholders have agreed to amend the Existing Note Purchase Agreement to permit the Company to guarantee and secure the New BSE Loan referred to herein and to modify certain of the covenants and other provisions of the Existing Note Purchase Agreement, on the terms and conditions set forth herein.

1.2      Definitions.

Capitalized terms used but not specifically defined in this Agreement have the respective meanings assigned to them in the Existing Note Purchase Agreement. As used in this Agreement, the following terms have the respective meanings specified below or set forth in the Section hereof following such term:

         Agent - Section 1.1(d).

         Agreement,  this  -  means  this  Second  Amendment  to  Note  Purchase
         Agreement, as it may be amended or otherwise modified from time to time.

         Amended Credit Agreement - Section 1.1(d).

         Amended Intercreditor Agreement - Section 5.6.

         Amended Note Purchase Agreement - Section 1.1(a).

         Amendment to 1995 Agreement - Section 1.1(c).

         Banks - Section 1.1(d).

         B of A Reimbursement Agreement - Section 1.1(e).

         BSE Collateral Documents - means the documents listed on Schedule 1.2A hereto, pursuant to which BSE has granted Liens upon assets of BSE as collateral for the New BSE Loan, the other Secured Obligations (as defined in the Amended Intercreditor Agreement), and/or indebtedness owed by BSE to the Company, all of which indebtedness owed by BSE to the Company has been assigned to the Collateral Agent as additional collateral for the Secured Obligations.

          BSE Credit Agreement - has the meaning set forth in the definition of New BSE Loan.

         BSE Material Adverse Effect - means a material adverse effect on (a) the business, prospects, profits, Properties or condition (financial or otherwise) of BSE, (b) the ability of BSE to perform its obligations under any of the Financing Documents to which it is a party, or (c) the validity or enforceability of any of the Financing Documents to which BSE is a party.

         Collateral Agent - means SouthTrust Bank, National Association, in its capacity as collateral agent under the Intercreditor Agreement.

         Company - the introductory sentence.

         Effective Date - Section 5.

         Existing Credit Agreement - Section 1.1(d).

         Existing Note Documents - Section 6.6.

         Existing Note Purchase Agreement - Section 1.1(a).

         Existing Reimbursement Agreements - Section 1.1(e).

         Financing Document - Section 3.1.

          Indenture Trustee - has the meaning set forth in the Intercreditor Agreement.

         L/C Issuers - Section 1.1(e).

         Letters of Credit - Section 1.1(e).

                  New BSE Loan - means the loan of up to $25,000,000 to be made to BSE pursuant to the Credit Agreement dated as of the date hereof among BSE, Bank of America, N.A., as Agent, and the financial institutions party thereto (the "BSE Credit Agreement").

                  1993 Notes - Section 1.1(a).

                  1995 Amended Note Purchase Agreement - Section 1.1(c).

                  1995 Existing Note Purchase Agreement - Section 1.1(c).

                  1995 Noteholders - Section 1.1(c).

                  1995 Notes - Section 1.1(c).

                  1999 Third Amendment - Section 1.1(a).

                  Noteholders - Section 1.1(b).

                  Notes - Section 1.1(a).

                  Owner Trustee - has the meaning set forth in the Intercreditor Agreement.

                  PNC Reimbursement Agreement - Section 1.1(e).

                  Seventh Amendment to Credit Agreement - Section 1.1(d).

                  Transaction Documents - has the meaning specified in the Omnibus Collateral Agreement.


2.       AMENDMENTS

         2.1      Amendment of Existing Note Purchase Agreement.

On the Effective Date, the amendments set forth herein shall take effect.


         2.2      Continuity and Affirmation of Obligations

Notwithstanding any other provision of this Agreement or any other document or agreement, the indebtedness of the Company under the Existing Note Purchase Agreement and the Notes shall not be or be deemed to be paid or discharged or novated hereby and shall continue in full force and effect as amended hereby.


3.       REPRESENTATIONS AND WARRANTIES

To induce the Noteholders to enter into this Agreement, (a) the Company represents and warrants to the Noteholders that the representations and warranties made by the Company in Section 3 of the 1999 Third Amendment and by BSE in the BSE Credit Agreement are true as of the date hereof (except to the extent that any such representation in the 1999 Third Amendment relates to a specific other date or as set forth on Schedule 3 hereto or as disclosed to the Noteholders or Nightingale & Associates LLC in writing prior to the date hereof), and (b) the Company makes the additional representations and warranties set forth in this Section 3. The Company agrees and acknowledges that for purposes of Section 10.1(e) of the Existing Note Purchase Agreement, its representations and warranties, as set forth in this Agreement, are and constitute representations and warranties furnished in connection with the Existing Note Purchase Agreement.


         3.1      Corporate Existence and Power

         Each of the Company and each Restricted Subsidiary has all requisite power and authority to execute, deliver and perform its obligations under this Agreement and each other agreement and document that is being executed or delivered by the Company and/or any such Subsidiary in connection herewith, and BSE has all requisite power and authority to execute, deliver and perform its obligations under the BSE Collateral Documents and each other agreement and document that is being executed or delivered by BSE in connection therewith (each of such agreements and documents, including this Agreement and each of the BSE Collateral Documents, being referred to herein as a "Financing Document").

         3.2      Corporate Authority.

The execution, delivery and performance by the Company, BSE and each other Restricted Subsidiary of each Financing Document to which the Company, BSE or such other Restricted Subsidiary is a party, and the performance by the Company of the Amended Note Purchase Agreement and by BSE of the BSE Collateral Documents, is within the corporate or limited liability company powers of the Company, BSE or such other Restricted Subsidiary, as the case may be, and has been duly authorized by all necessary corporate or limited liability company action on the part of the board of directors or management (no action on the part of the stockholders or members of the Company, BSE or any such other Restricted Subsidiary being required by law, other than such actions which have been duly taken), of the Company, BSE or such other Restricted Subsidiary.


         3.3      Binding Effect.

Each Financing Document to which the Company, BSE or any other Restricted Subsidiary is a party has been duly executed by the Company, BSE, or such other Restricted Subsidiary and each Financing Document and the Amended Note Purchase Agreement, the Security Documents and the BSE Collateral Documents are legal, valid and binding obligations of the Company, BSE or such other Restricted Subsidiary, as the case may be, enforceable against the Company, BSE or such other Restricted Subsidiary in accordance with their terms, except as such enforceability may be limited by bankruptcy, insolvency or similar laws affecting the enforcement of creditors' rights generally, or by general principles of equity.


         3.4      No Conflicts with Agreements, Etc.

Neither the execution and delivery by the Company, BSE or any other Restricted Subsidiary of any Financing Document to which it is a party, nor the fulfillment of, or compliance with, the terms and provisions of the Amended Note Purchase Agreement, the Notes, the Security Documents, or any of the Financing Documents, will conflict with, or result in a breach or violation of any term, condition or provision of, or constitute a default under, or result in the creation of any Lien on any Property of the Company, BSE or such other Restricted Subsidiary pursuant to its charter or by-laws or operating agreement, or any contract, agreement, mortgage, indenture, lease or instrument to which it is a party or by which it is bound or to which it or any of its Property is subject, or any order, statute, law, rule or regulation to which it or any of its Property is subject.


         3.5      Consents, Etc.

No consent, approval or authorization of, or declaration, registration or filing (except as contemplated under Section 4) with, any Governmental Authority or any nongovernmental Person, including, without limitation, any creditor (other than the 1995 Noteholders, the Banks, the L/C Issuer, the Owner Trustee and the Indenture Trustee), or any stockholder or member of the Company, BSE or any other Restricted Subsidiary, is required in connection with the execution or delivery by the Company, BSE or any other Restricted Subsidiary of any Financing Document to which it is a party or the performance by the Company, BSE or such other Restricted Subsidiary of its obligations under any Financing Document, or as a condition to the legality, validity or enforceability of any such Financing Document, except, in each case, those which have been obtained or which are contemplated by the Transaction Documents.


         3.6      Full Disclosure.

The financial statements and other written statements, certificates and materials provided to the Noteholders pursuant to the Existing Note Purchase Agreement and the written statements, certificates and materials furnished by or on behalf of the Company to you in connection with this Agreement and the transactions contemplated hereby do not contain any untrue statement of a material fact or omit a material fact necessary to make the statements contained therein or herein not misleading in light of the circumstances in which they were made. Except as disclosed (i) in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999, (ii) in the other reports filed by the Company with the Securities and Exchange Commission after June 30, 1999, (iii) in press releases issued by the Company prior to the date hereof, or (iv) to you or Nightingale Associates, LLC in writing, there is no fact known to the Company which materially affects adversely or, so far as the Company can now reasonably foresee, will materially affect adversely the business, prospects, profits, Properties or condition (financial or otherwise) of the Company and the Subsidiaries, taken as a whole, or the ability of each of the Company, BSE and each other Restricted Subsidiary to perform its obligations set forth in the Financing Documents to which it is a party or, in the case of the Company, the Amended Note Purchase Agreement or the Notes. The financial statements included in the reports referred to in clauses (i) and (ii) of the preceding sentence fairly present, in all material respects, the financial condition and results of operations of the Company and its Subsidiaries as of the dates thereof and for the periods covered thereby in accordance with generally accepted accounting principles.


         3.7      Outstanding Debt and Liens.

Schedule 3 hereto sets forth a correct and complete schedule and brief description of all Debt of the Company and the Subsidiaries outstanding on the Effective Date and all consensual Liens securing such Debt. There are no Liens on any of the Property of the Company or any Restricted Subsidiary except Liens permitted by Section 8.17(a) of the Amended Note Purchase Agreement.


         3.8      Pending Litigation.

There are no proceedings, actions or investigations pending or, to the knowledge of the Company, threatened against or affecting the Company, BSE or any other Subsidiary in any court or before any Governmental Authority or arbitration board or tribunal (a) challenging, or in any way dealing with, the legality, validity or enforceability of any Financing Document, the Amended Note Purchase Agreement or the Notes or the authority of the Company, BSE or any other Restricted Subsidiary to enter into or execute any Financing Document, the Amended Note Purchase Agreement or the Notes, or (b) except as disclosed (i) in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999, (ii) in the other reports filed by the Company with the Securities and Exchange Commission after June 30, 1999, (iii) in press releases issued by the Company prior to the Effective Date, or (iv) to you or Nightingale Associates, LLC in writing, that, in the aggregate for all such proceedings, actions and investigations, could reasonably be expected to have a Material Adverse Effect or a BSE Material Adverse Effect.


         3.9      No Defaults.

No event has occurred and is continuing and no condition exists which, upon execution and delivery of this Agreement (and after giving effect to any waivers and amendments that have become effective on or before the date hereof) and the other Transaction Documents, would constitute a Default or Event of Default. Neither the Company nor BSE nor any other Subsidiary is in violation in any respect of any term of any charter instrument or by-law or limited liability company agreement and neither the Company nor BSE nor any other Subsidiary is in default in the payment of principal or interest on any Debt or in default under any instrument or instruments or agreements under and subject to which any Debt has been issued and no event has occurred and is continuing under the provisions of any such instrument or agreement which with the lapse of time or the giving of notice, or both, would constitute a default or an event of default thereunder, which individually or in the aggregate could reasonably be expected to have a Material Adverse Effect or a BSE Material Adverse Effect.


         3.10     Compliance with Law.

Neither the Company nor BSE nor any other Subsidiary is in violation of any law, ordinance, governmental rule or regulation to which it is subject, except for such violations that, in the aggregate, could not reasonably be expected to have a Material Adverse Effect or a BSE Material Adverse Effect.


         3.11     Title to Properties.


     (a) Each of the Company and BSE and the other Subsidiaries has good and marketable title to all real Property, and good title to all of the other Property, reflected in the most recent balance sheet delivered pursuant to
     Section 9.1 of the Existing Note Purchase Agreement (except as sold or otherwise disposed of in the ordinary course of business), except for such failures to have such good and marketable title as are immaterial to such financial statements and that, in the aggregate for all such failures, could not reasonably be expected to have a Material Adverse Effect or a BSE Material Adverse Effect. All such Property is free from Liens not permitted by Section 8.17(a) of the Amended Note Purchase Agreement.


     (b) Upon execution and delivery of this Agreement and the other Transaction Documents, each lease of real Property in the name or for the benefit of the Company or BSE or any Subsidiary is valid and subsisting and in full force and effect and good standing, except for such failures to be valid and subsisting and in full force and effect and good standing that, in the aggregate, could not reasonably be expected to have a Material Adverse Effect or a BSE Material Adverse Effect.


     (c) Each of the Company and BSE and the Subsidiaries owns, possesses or has the right to use all of the patents, trademarks, service marks, trade names, copyrights and licenses, and rights with respect thereto, necessary for the present and currently planned future conduct of its business, without any known conflict with the rights of others, except for such failures to own, possess, or have the right to use, that, in the aggregate for all such failures, could not reasonably be expected to have a Material Adverse Effect or a BSE Material Adverse Effect.

         3.12     Environmental Compliance.

Except as disclosed (i) in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999, (ii) in the other reports filed by the Company with the Securities and Exchange Commission after June 30, 1999, (iii) in press releases issued by the Company prior to the Effective Date, or (iv) to the Noteholders or Nightingale Associates, LLC in writing:

     (a) Compliance -- each of the Company and BSE and the Subsidiaries is in compliance with all Environmental Protection Laws in effect in each jurisdiction where it is presently doing business, and in which the failure so to comply could be reasonably expected to have a Material Adverse Effect or a BSE Material Adverse Effect;


     (b) Liability -- neither the Company nor BSE nor any of the Subsidiaries is subject to any liability under any Environmental Protection Laws that, in the aggregate, could reasonably be expected to have a Material Adverse Effect or a BSE Material Adverse Effect; and


     (c) Notices -- neither the Company nor BSE nor any Subsidiary has received any


          (i) notice from any Governmental Authority by which any of its present or previously-owned or leased real Properties has been designated, listed, or identified in any manner by any Governmental Authority charged with administering or enforcing any Environmental Protection Law as a Hazardous Substance disposal or removal site, "Super Fund" clean-up site, or candidate for removal or closure pursuant to any Environmental Protection Law,


          (ii) notice of any Lien arising under or in connection with any Environmental Protection Law that has attached to any revenues of, or to, any of its owned or leased real Properties, or


          (iii) summons, citation, notice, directive, letter, or other communication, written or oral, from any Governmental Authority concerning any intentional or unintentional action or omission by the Company or such Subsidiary in connection with its ownership or leasing of any real Property resulting in the releasing, spilling, leaking, pumping, pouring, emitting, emptying, dumping, or otherwise disposing of any Hazardous Substance into the environment resulting in any material violation of any Environmental Protection Law, in each case where the effect of the matters that are the subject of any such notice, summons, citation, directive, letter or other communication could reasonably be expected to have a Material Adverse Effect or a BSE Material Adverse Effect.


         3.13     Restrictions on Company and Subsidiaries.


Neither the Company nor BSE nor any other Subsidiary:

          (a) except as set forth in Schedule 3 hereto, is a party to any contract or agreement, or subject to any charter or other corporate or limited liability company restriction that, in the aggregate for all such contracts, agreements, charter and corporate and limited liability company restrictions, could reasonably be expected to have a Material Adverse Effect or a BSE Material Adverse Effect;


          (b) is a party to any contract or agreement that restricts the right or ability of such corporation to incur Debt, other than the Amended Note Purchase Agreement, the 1995 Amended Note Purchase Agreement, the Amended Credit Agreement, any other Transaction Document and the agreements listed in Schedule 3 hereto, the terms of none of which is violated by the execution and delivery by the Company or BSE or any other Restricted Subsidiary of the Financing Documents to which it is a party, or compliance by the Company or BSE or any other Restricted Subsidiary with the Financing Documents to which it is a party or, in the case of the Company, the Amended Note Purchase Agreement and the Notes or, in the case of BSE, the BSE Collateral Documents; and


          (c) has agreed or consented to cause or permit in the future (upon the happening of a contingency or otherwise) any of its Property, whether now owned or hereafter acquired, to be subject to a Lien not permitted by Section 8.17(a) of the Amended Note Purchase Agreement.

      3.14     Collateral.


          (a) Collateral Documents.


               (i) BSE Mortgages. Each Mortgage included in the BSE Collateral Documents creates a valid Lien upon the grantor's right, title and interest in the real property and interests described therein in favor of the Collateral Agent, and when such document has been recorded as indicated on Schedule 3 and all appropriate recording fees and taxes have been paid, such Lien shall be a perfected first priority Lien subject to no other Liens except to the extent permitted by Section 8.17(a) of the Amended Note Purchase Agreement;

               (ii) BSE Security Agreement. The Security Agreement included in the BSE Collateral Documents creates a valid Lien in and to the Collateral (as defined in such Security Agreement) in favor of the Collateral Agent, and when all UCC-1 financing statements required by such Security Agreement to be filed with public recording offices have been so filed, and all taxes, recording fees and other fees and charges required by applicable law to be paid in connection therewith have been duly paid in full, such Lien shall be a perfected, first priority Lien on the Collateral of a type which may be perfected by the filing of a UCC financing statement or by possession, subject to no Liens except to the extent permitted by Section 8.17(a) of the Amended Note Purchase Agreement;

     (b) Warranties and Representations True. All warranties and representations made by BSE in each of the BSE Collateral Documents are true and correct as of the date hereof.


      3.15     Solvency.

After giving effect to the transactions contemplated by the Transaction Documents, (a) the fair value and the fair salable value of the assets of the Company and BSE and each other Restricted Subsidiary (excluding any Debt due from the Company, BSE or such other Restricted Subsidiary, as the case may be) will each be in excess of the fair valuation of its total liabilities (including all contingent liabilities), (b) the Company and BSE and each other Restricted Subsidiary will each be able to pay its debts or other obligations in the ordinary course as they mature, and (c) the Company and BSE and each other Restricted Subsidiary each has capital not unreasonably small to carry on its business and all business in which it proposes to be engaged.


4.       AMENDMENTS

Effective on the Effective Date, the Existing Note Purchase Agreement is amended as follows:


         4.1      Disposition Prepayment.

The words "such amounts shall be distributed" are deleted from the seventh line of Section 5.2(d) and the words "such amounts shall, except as otherwise expressly provided in Section 4.9 of the Intercreditor Agreement, be distributed" are substituted therefor.


         4.2      Equity Issuance Prepayments.

The first sentence of Section 5.2(e) is deleted and the following sentence is substituted therefor: In the event of any Equity Issuance by the Company other than a Special Equity Issuance, all of the Net Proceeds of such Equity Issuance shall be promptly paid over to the Collateral Agent for distribution as provided in Section 4.1(b) of the Intercreditor Agreement.


         4.3      Change of Control.

The following  sentence is inserted at the end of subsection (a) of Section 6.1:
Notwithstanding any other provision of this subsection (a), all references in this subsection (a) to a "Change in Control" shall refer only to a Change in Control that occurs after December 31, 1999.


         4.4      Fixed Charge Coverage Ratio.

Section 8.11 is deleted and the following Section 8.11 is substituted therefor:

         8.11.    Fixed Charge Coverage Ratio.

                  (a) Prior to Satisfaction of Cleveland Cessation Condition. The Company will not permit the Fixed Charge Coverage Ratio for any Applicable Fixed Charge Period specified in the following table to be less than or equal to the ratio corresponding to such period in the table, provided that this paragraph shall be in effect with respect to an Applicable Fixed Charge Period ending at the end of a particular fiscal quarter only if, on the last day of such fiscal quarter, the Cleveland Cessation Condition has not been satisfied.


--------------------------------------- ----------------------------------
Applicable Fixed Charge Period Ending             Minimum Ratio
--------------------------------------- ----------------------------------
            March 31, 2000                        0.35 to 1.00
--------------------------------------- ----------------------------------
            June 30, 2000                         1.05 to 1.00
--------------------------------------- ----------------------------------
          September 30, 2000                      1.11 to 1.00
--------------------------------------- ----------------------------------
          December 31, 2000                       1.17 to 1.00
--------------------------------------- ----------------------------------
            March 31, 2001                        1.15 to 1.00
--------------------------------------- ----------------------------------
            June 30, 2001                         1.25 to 1.00
--------------------------------------- ----------------------------------
          September 30, 2001                      1.31 to 1.00
--------------------------------------- ----------------------------------
          December 31, 2001                       1.02 to 1.00
--------------------------------------- ----------------------------------
            March 31, 2002                        1.07 to 1.00
--------------------------------------- ----------------------------------
            June 30, 2002                         1.13 to 1.00
--------------------------------------- ----------------------------------
          September 30, 2002                      1.17 to 1.00
--------------------------------------- ----------------------------------
          December 31, 2002                       0.71 to 1.00
--------------------------------------- ----------------------------------
    March 31, 2003 and thereafter                   25 to 1.00
--------------------------------------- ----------------------------------

         (b) After Satisfaction of Cleveland Cessation Condition. The Company will not permit the Fixed Charge Coverage Ratio for any Applicable Fixed Charge Period specified in the following table to be less than or equal to the ratio corresponding to such period in the table, provided that this paragraph shall be in effect with respect to an Applicable Fixed Charge Period ending at the end of a particular fiscal quarter only if, on the last day of such fiscal quarter, the Cleveland Cessation Condition has been satisfied.


--------------------------------------- ----------------------------------
Applicable Fixed Charge Period Ending             Minimum Ratio
--------------------------------------- ----------------------------------
            June 30, 2000                         1.05 to 1.00
--------------------------------------- ----------------------------------
          September 30, 2000                      1.11 to 1.00
--------------------------------------- ----------------------------------
          December 31, 2000                       1.14 to 1.00
--------------------------------------- ----------------------------------
            March 31, 2001                        1.09 to 1.00
--------------------------------------- ----------------------------------
            June 30, 2001                         1.17 to 1.00
--------------------------------------- ----------------------------------
         September 30, 2001                      1.20 to 1.00
--------------------------------------- ----------------------------------
          December 31, 2001                       0.93 to 1.00
--------------------------------------- ----------------------------------
            March 31, 2002                        0.98 to 1.00
--------------------------------------- ----------------------------------
            June 30, 2002                         1.04 to 1.00
--------------------------------------- ----------------------------------
          September 30, 2002                      1.08 to 1.00
--------------------------------------- ----------------------------------
          December 31, 2002                       0.66 to 1.00
--------------------------------------- ----------------------------------
    March 31, 2003 and thereafter                 1.25 to 1.00
--------------------------------------- ----------------------------------

         For the purposes of this Section 8.11, the "Applicable Fixed Charge Period" means (a) with respect to the calculation of the Fixed Charge Coverage Ratio for the fiscal quarters ended March 31, 2000, June 30, 2000, and March 31, 2003, the fiscal quarter then ended; (b) with respect to the calculation of the Fixed Charge Coverage Ratio for the fiscal quarters ended September 30, 2000 and June 30, 2003, the two fiscal quarters then ended; (c) with respect to the calculation of the Fixed Charge Coverage Ratio for the fiscal quarters ended December 31, 2000 and September 30, 2003, the three fiscal quarters then ended; and (d) with respect to the calculation of the Fixed Charge Coverage Ratio at the end of all other fiscal quarters, the four fiscal quarters then ended.


         4.5      Minimum SBQ Division EBITDA.

The following Section 8.12A is inserted after Section 8.12:


         8.12A.  Minimum SBQ Division EBITDA.

                  (a) Subject to the provisions of Section  8.12A(b) below,  the
              Company will not permit the aggregate amount of SBQ Division EBITDA for any fiscal quarter ending on or after September 30, 2000 to be less than $1.00.

(b) Notwithstanding the foregoing, the terms of the covenant in this Section 8.12A are subject to the provisions set forth in a letter agreement dated as of May 15, 2000 among the Company, the holders of the Notes, the Banks, and certain other parties.

4.6      Minimum Consolidated EBITDA.

Section 8.12 is deleted and the following Section 8.12 is substituted therefor:

8.12.    Minimum Consolidated EBITDA.

(a) Prior to Satisfaction of Cleveland Cessation Condition. The Company will not permit the aggregate amount of Consolidated EBITDA for any Applicable EBITDA Period specified in the following table to be less than the amount corresponding to such period in such table, provided that this paragraph shall be in effect with respect to an Applicable EBITDA Period ending at the end of a particular fiscal quarter only if, on the last day of such fiscal quarter, the Cleveland Cessation Condition has not been satisfied:


 --------------------------------------- ----------------------------------
    Applicable EBITDA Period Ending               Minimum EBITDA
 --------------------------------------- ----------------------------------
             March 31, 2000                         $3,453,000
 --------------------------------------- ----------------------------------
             June 30, 2000                          $20,935,000
 --------------------------------------- ----------------------------------
           September 30, 2000                       $46,350,000
 --------------------------------------- ----------------------------------
           December 31, 2000                        $63,778,000
 --------------------------------------- ----------------------------------
             March 31, 2001                         $79,625,000
 --------------------------------------- ----------------------------------
             June 30, 2001                          $90,021,000
 --------------------------------------- ----------------------------------
           September 30, 2001                       $94,128,000
 --------------------------------------- ----------------------------------
           December 31, 2001                        $99,417,000
 --------------------------------------- ----------------------------------
             March 31, 2002                        $104,096,000
 --------------------------------------- ----------------------------------
             June 30, 2002                         $108,952,000
 --------------------------------------- ----------------------------------
           September 30, 2002                      $112,636,000
 --------------------------------------- ----------------------------------
         December 31, 2002 and                     $116,033,000
               Thereafter
 --------------------------------------- ----------------------------------

(b) After Satisfaction of Cleveland Cessation Condition. The Company will not permit the aggregate amount of Consolidated EBITDA for any Applicable EBITDA Period specified in the following table to be less than the amount corresponding to such period in such table, provided that this paragraph shall be in effect with respect to an Applicable EBITDA Period ending at the end of a particular fiscal quarter only if, on the last day of such fiscal quarter, the Cleveland Cessation Condition has been satisfied:


 --------------------------------------- ----------------------------------
    Applicable EBITDA Period Ending               Minimum EBITDA
 --------------------------------------- ----------------------------------
             March 31, 2000                         $3,453,000
 --------------------------------------- ----------------------------------
             June 30, 2000                          $20,935,000
 --------------------------------------- ----------------------------------
           September 30, 2000                       $46,350,000
 --------------------------------------- ----------------------------------
           December 31, 2000                        $63,778,000
 --------------------------------------- ----------------------------------
             March 31, 2001                         $79,625,000
 --------------------------------------- ----------------------------------
             June 30, 2001                          $90,021,000
 --------------------------------------- ----------------------------------
           September 30, 2001                      $94,128, 000
 --------------------------------------- ----------------------------------
           December 31, 2001                        $99,417,000
 --------------------------------------- ----------------------------------
             March 31, 2002                        $104,096,000
 --------------------------------------- ----------------------------------
             June 30, 2002                         $108,952,000
 --------------------------------------- ----------------------------------
           September 30, 2002                      $112,636,000
 --------------------------------------- ----------------------------------
    December 31, 2002 and Thereafter               $116,033,000
 --------------------------------------- ----------------------------------


For the purposes of this Section 8.12, the "Applicable EBITDA Period" means (a) with respect to the calculation of Consolidated EBITDA for the fiscal quarter ended March 31, 2000, the fiscal quarter ended March 31, 2000; (b) with respect to the calculation of Consolidated EBITDA for the fiscal quarter ended June 30, 2000, the two fiscal quarters ended June 30, 2000; (c) with respect to the calculation of Consolidated EBITDA for the fiscal quarter ended September 30, 2000, the three fiscal quarters ended September 30, 2000; (d) with respect to the calculation of Consolidated EBITDA for each fiscal quarter ended after September 30, 2000, the four fiscal quarters then ended.

         4.7      Minimum Tangible Net Worth.

Section 8.13 is deleted and the following Section 8.13 is substituted therefor:

         8.13.    Minimum Tangible Net Worth

The Company will not permit Consolidated Tangible Net Worth at any time to be less than (i) (A) $118,000,000 prior to the satisfaction of the Cleveland Cessation Condition, and (B) $104,000,000 after the satisfaction of the Cleveland Cessation Condition, plus (ii) fifty percent (50%) of Adjusted Net Income (only if greater than Zero Dollars ($0)) of the Company and its Subsidiaries on a consolidated basis for each fiscal quarter of the Company ending after December 31, 1999, minus (iii) the sum of the amounts by which
Consolidated Tangible Net Worth was reduced (i.e. the amount by which stockholders' equity was reduced) after December 31, 1999 by any TNW Adjustment plus (iv) all of the Net Proceeds from each Equity Issuance by the Company after December 31, 1999.


         4.8      Capital Expenditures.

         Section 8.14 is deleted and the following Section 8.14 is substituted therefor:

         8.14.  Capital Expenditures.

The Company will not permit the aggregate amount of Capital Expenditures of the Company and the Restricted Subsidiaries to be greater than: (i) Forty Million Dollars ($40,000,000) during the Company's fiscal year ending June 30, 2000;
(ii) Forty Million Dollars ($40,000,000) during the Company's fiscal year ending June 30, 2001; and (iii) Twenty-Five Million Dollars ($25,000,000) during the Company's fiscal year ending June 30, 2002. If there is a shut-down and discontinuance of operations of American Steel & Wire, Inc.'s facility in Cleveland, Ohio, the Company thereafter will not make, or permit any of the Restricted Subsidiaries to make, any Capital Expenditures with respect to such facility, except that the Company may expend up to $500,000 to the extent that such expenditures are necessary in connection with the shut down or sale of such facility. To the extent that the aggregate amount of Capital Expenditures of the Company and the Restricted Subsidiaries during a fiscal year is less than the amount that is permitted by the first sentence of this Section 8.14 (the result of such permitted amount minus the actual amount of Capital Expenditures during a fiscal year being the "Unused Amount of Capital Expenditures" with respect to such fiscal year), the aggregate amount of Capital Expenditures that may be made by the Company and the Restricted Subsidiaries during the next succeeding fiscal year of the Company will be the sum of the amount permitted by clause (ii) or
(iii) of this Section 8.14, as applicable, plus the Unused Amount of Capital Expenditures with respect to the previous fiscal year.


         4.9      Debt.

Clause (h) of Section 8.16 is redesignated as clause (i); the reference in such redesignated clause (i) to clause (g) of Section 8.16 is changed so as to refer to clause (h); the word "and" is deleted at the end of clause (g); and the following clause (h) is inserted after clause (g) of Section 8.16:

          (h) Debt that consists of the New BSE Loan and a Guaranty of the New BSE Loan; and


         4.10     AIR Dispute Settlement.

The following Section 8.25 is inserted after Section 8.24:

                  8.25.    AIR Dispute Settlement.

         The Company will not enter into or agree to any AIR Dispute Settlement without the prior written consent of the Majority Holders.


         4.11     Additional Cross Default.

The word "or" is deleted from the end of clause (j) of Section 10.1; "; or" is added to the end of clause (k); and the following clause (l) is added to the end of Section 10.1:

         (l) Other Cross Defaults. Any of the following shall have occurred and be continuing: (i) an "Event of Default" under and as defined in that certain Indenture of Trust dated as of December 1, 1998 by and between Development Authority of Bartow County and Sun Trust Bank, Atlanta, as Trustee, relating to certain property of BSE; (ii) a "Default" under and as defined in that certain Equipment Lease Agreement dated as of December 31, 1998 by and among the Company and BSE, as lessees, and Banc of America Leasing & Capital, LLC, as lessor;
(iii) a "Default" under and as defined in that certain Equipment Lease Agreement dated as of June 29, 1999 by and among the Company and BSE, as lessees, and First Security National Bank Association, as Owner Trustee, as lessor; or (iv) a "Lease Event of Default" under and as defined in that certain Equipment Lease
Agreement dated as of September 30, 1997 by and between Chase Manhattan Trust Company, National Association, as Owner Trustee, as Lessor, and the Company, as Lessee.


         4.12     New Definitions.

The following definitions are inserted in Section 11.1 in alphabetical order:

         Adjusted Net Income -- means, for any period, the sum of (i) the net income of the Company and its Subsidiaries as shown in the financial statements for the Company and its Subsidiaries for such period prepared in accordance with GAAP and (ii) any TNW Adjustment with respect to such period.

AIR Dispute Settlement -- means an agreement or arrangement pursuant to which the Company's obligations with respect to its membership interest in AIR, the purchase of goods from AIR, or the indebtedness of AIR is compromised, settled, amended or paid.

Applicable EBITDA Period -- Section 8.12.

BSE Collateral Documents -- means the documents listed on Schedule 1.2A hereto, pursuant to which BSE has granted Liens upon assets of BSE as collateral for the New BSE Loan, the other Secured Obligations (as defined in the Intercreditor Agreement), and/or indebtedness owed by BSE to the Company, all of which indebtedness owed by BSE to the Company has been assigned to the Collateral Agent as additional collateral for the Secured Obligations.

BSE Credit Agreement -- has the meaning set forth in the definition of New BSE Loan in this Section 11.1.

Claims and Expenses -- Section 12.9.

Cleveland Cessation Condition -- means, in order to be satisfied as of any date, that the Company (a) has shut down and discontinued operations at American Steel & Wire, Inc.'s facility in Cleveland, (b) has completed the sale of American Steel & Wire, Inc.'s Cleveland facility to a Person that is not a Subsidiary or Affiliate of the Company, with no continuing interest in the profits, losses or value of the Cleveland facility and no continuing obligations with respect to its operations (other than by virtue of representations, warranties and indemnity obligations customary in such transactions), or (c) has completed a transaction in the nature of a joint venture pursuant to which American Steel & Wire, Inc.'s Cleveland operations have been transferred, at no cost to the Company (i.e. no cost to the Company or any Subsidiary or Affiliate of the Company), to a separate legal entity in which the Company may have an ownership interest or other profit participation under an arrangement where the Company has no initial or continuing obligation to contribute capital (other than the operating assets of the Cleveland facility) or operating or other funds to such entity (other than by virtue of representations, warranties and indemnity obligations customary in such transactions) and has no obligation to supply product to or purchase product from such entity or otherwise guaranty or purchase any debts or obligations of such entity (other than obligations of such entity to the holders of the Notes and to the Banks).

Indemnified Party -- Section 12.9.

Indemnity Proceeding -- Section 12.9.

New BSE Loan -- means, the loan of up to $25,000,000 made to BSE pursuant to the Credit Agreement dated as of the date hereof among BSE, the financial institutions party thereto, and Bank of America, N.A. as Agent (as may be amended from time to time, the "BSE Credit Agreement")

New BSE Loan Agent -- means Bank of America, N.A., as agent for itself and the other New BSE Loan Lenders, and any replacement or successor agent under the BSE Credit Agreement.

New BSE Loan Lenders -- means the financial institutions listed on the signature pages of the BSE Credit Agreement and their respective successors and assigns.

SBQ Division EBITDA -- means, for any period, the portion of the Consolidated EBITDA for such period that is allocable to the Cleveland facility of the SBQ Division, such allocation to be made in a manner consistent with the Company's manner of allocation in respect thereof for the fiscal quarter ending on December 31, 1999 and as set forth in the written material furnished to the holders of the Notes on or before March 31, 2000.

Special Equity Issuance -- has the meaning specified in the Intercreditor Agreement (as in effect on the date hereof).

TNW Adjustment -- means, for any period, the net after-tax effect of any of the following expenses incurred during such period, but only to the extent that any such expense had been deducted during such period in the calculation of net income of the Company and its Subsidiaries as shown in the financial statements for the Company and its Subsidiaries for such period prepared in accordance with
GAAP:

(w) any expense incurred pursuant to severance plans in effect on December 31, 1999 with respect to officers of the Company whose employment by the Company ended prior to May 15, 2000 (excluding severance payments included in clause (y) or (z) of Section 8.13), (x) non-cash expenses incurred by the Company in connection with the shut down and discontinuance of operations, if any, of American Steel & Wire, Inc.'s Cleveland facility or the shut down and discontinuance of operations of the Company's Memphis facility, (y) cash expenses incurred by the Company as a result of, or continuing subsequent to, the shut down and discontinuance of operations at the Company's Memphis facility, which are required to be expended by law or contract or are payable pursuant to severance plans and policies in effect on December 31, 1999, including any lease payments made after such shut down with respect to such Memphis facility and (z) cash expenses incurred by the Company as a result of, or continuing subsequent to, the shut down and discontinuance of operations, if any, at American Steel & Wire, Inc.'s Cleveland facility which are required to be expended by law or contract or are payable pursuant to severance plans and policies in effect on December 31, 1999, including any lease payments made after such shut down with respect to such Cleveland facility, provided that the amount deducted pursuant to this clause (z), other than severance payments and ad valorem property taxes, shall not exceed $500,000 for any individual month.

Unused Amount of Capital Expenditures -- Section 8.14.


         4.13     Amended Definitions.

The definitions in Section 11.1 of the following terms are deleted and the following definitions are substituted therefor:

Consolidated EBITDA - means, for any period, the sum of (a) Consolidated Net Income for such period, plus (b) the aggregate amount (without duplication) of
(i) taxes imposed on, or measured by, income or excess profits, (ii) Consolidated Interest Expense, (iii) depreciation and amortization for such period, (iv) any expense incurred pursuant to severance plans in effect on December 31, 1999 with respect to officers of the Company whose employment by the Company ended prior to May 15, 2000 (excluding severance payments included in clause (ix) below in this definition), (v) any costs attributable to the issuance by the Company of warrants in connection with the execution of the BSE Credit Agreement (including amortization of debt issuance costs relating to the issuance of such Warrants), (vi) amortization of debt expense, (vii) any amount included in Consolidated Net Income that is allocable to a minority interest owned in a Restricted Subsidiary by a Person that is not a Subsidiary, (viii) non-cash expenses incurred by the Company in connection with the shut down and discontinuance of operations, if any, at American Steel & Wire, Inc.'s Cleveland facility or the shut down and discontinuance of operations of the Company's Memphis facility, and (ix) cash expenses incurred by the Company as a result of, or continuing subsequent to, the shut down and discontinuance of operations at the Company's Memphis facility or the shut down and discontinuance of operations, if any, at American Steel & Wire Inc.'s Cleveland facility which are required to be expended by law or contract or are payable pursuant to severance plans and policies in effect on December 31, 1999, including any lease payments made with respect to such Cleveland facility or Memphis facility after such shut down, provided that the amount added back pursuant to this clause (ix) with respect to American Steel & Wire, Inc.'s Cleveland facility, other than severance payments and ad valorem property taxes, shall not exceed $500,000 in any individual month (to the extent, and only to the extent, that any such amount in clauses (i), (ii), (iii), (iv), (v), (vi), (vii), (viii) or (ix) was deducted in the computation of Consolidated Net Income for such period), in each case accrued for such period by the Company and the Restricted Subsidiaries, determined on a consolidated basis for such Persons.

         Consolidated EBITDAR - means, for any period, the sum of (a) Consolidated EBITDA for such period, plus (b) Rental Expense for such period (to the extent, and only to the extent, deducted in the computation of Consolidated Net Income for such period and excluding any Rental Expense that was added back in the calculation of such Consolidated EBITDA).

         Consolidated Interest Expense - means, for any period, all interest charges for such period accrued on or with respect to Debt of the Company and the Restricted Subsidiaries (including, without limitation, amortization of debt discount and imputed interest on Capitalized Lease obligations, but excluding amortization of debt issuance costs relating to the issuance of the warrants referred to in clause (v) of the definition of Consolidated EBITDA and amortization of debt expense).

         Intercreditor Agreement - means

                  (a) that certain Amended and Restated Collateral Agency and Intercreditor Agreement dated as of the date hereof, among SouthTrust Bank, National Association (as successor Collateral Agent to State Street Bank and Trust Company), the Agent under the Credit Agreement, the Banks, the L/C Issuers, the holders of the 1995 Notes, the holders of the Notes, The Chase Manhattan Trust Company, National Association, as successor to PNC Bank, National Association, as successor to PNC Bank, Kentucky, Inc., in the capacity specified therein, First Union National Bank, in the capacity specified therein, the Company and each of the Restricted Subsidiaries identified on the signature pages thereto, which agreement amends and restates an agreement initially dated as of October 12, 1999, and/or


                  (b) that certain Collateral Agency and Intercreditor Agreement dated as of the date hereof, among SouthTrust Bank, National Association, the Agent under the Credit Agreement, the Banks, the L/C Issuers, the holders of the 1995 Notes, the holders of the Notes, The Chase Manhattan Trust Company, National Association, as successor to PNC Bank, National Association, as successor to PNC Bank, Kentucky, Inc., in the capacity specified therein, First Union National Bank, in the capacity specified therein, the Company and each of the Restricted Subsidiaries identified on the signature pages thereto, which agreement amends and restates an agreement initially dated as of November 12, 1999, in each case as amended, restated or otherwise modified from time to time. So long as both such agreements shall remain in effect, the term "Intercreditor Agreement" shall be deemed to be a collective reference to both such agreements. If at any time only one of such agreements shall be in effect, the term "Intercreditor Agreement" shall be deemed to be a reference to such agreement.

Restricted Subsidiary - means, at any time, a Subsidiary

          (a) organized under the laws of the United States, Puerto Rico or Canada or a jurisdiction thereof at such time,

          (b)  that  conducts   substantially   all  of  its  business  and  has
     substantially all of its Property within the United States, Puerto Rico and Canada at such time, and

          (c) at least eighty percent (80%) (by number of votes) of each class of Voting Stock of which and one hundred percent (100%) of all other equity Securities of which are legally and beneficially owned by the Company and its Wholly-Owned Restricted Subsidiaries at such time.

Subsidiary - means, at any time, a corporation, partnership, limited liability company or other business entity of which the Company owns, directly or indirectly, more than 50% (by number of votes) of each class of Voting Stock at such time.

Voting Stock - means capital stock (or equivalent ownership interest) of any class or classes of a corporation, partnership, limited liability company or other business entity, the holders of which are ordinarily, in the absence of contingencies, entitled to elect corporate directors, managers or trustees (or Persons performing similar functions).


         4.14 Further Amendment of Definitions. The definition of Consolidated Net Income is amended by deleting the text of clause (h) therefrom and substituting "Intentionally Deleted" therefor.


         4.15     Indemnification.

The following Section 12.9 is inserted after Section 12.8:

         12.9.    Indemnification.

          (a) The Company shall and hereby agrees to indemnify, defend and hold harmless each holder of Notes, the Collateral Agent and their respective directors, trustees, officers, shareholders, agents, employees and counsel (each referred to herein as an "Indemnified Party") from and against any and all losses, claims, damages, liabilities, deficiencies, judgments or expenses of every kind and nature (including, without limitation, amounts paid in settlement, court costs and the fees and disbursements of counsel incurred in connection with any litigation, investigation, claim or proceeding or any advice rendered in connection therewith) (the foregoing items referred to herein as "Claims and Expenses") incurred by an Indemnified Party arising out of or by reason of any suit, cause of action, claim, arbitration, investigation or settlement, consent decree or other proceeding (the foregoing referred to herein as an "Indemnity Proceeding") which arise out of, or are in any way related directly or indirectly to:
     (i) this Agreement, any other Note Purchase Agreement, any of the other Financing Documents, or the transactions contemplated thereby; (ii) the purchase of Notes under any of the Note Purchase Agreements; (iii) any actual or proposed use by the Company of the proceeds of the Notes; (iv) the holders of the Notes having entered into this Agreement and the other Note Purchase Agreements; (v) the fact that the holders of the Notes are creditors of the Company and have or are alleged to have information regarding the financial condition, strategic plans or business operations of the Company and the Subsidiaries; (vi) the fact that the holders of the Notes are material creditors of the Company and are alleged to influence directly or indirectly the business decisions or affairs of the Company and the Subsidiaries or their financial condition; (vii) the exercise of any right or remedy the holders of the Notes or the Collateral Agent may have under this Agreement, the other Note Purchase Agreements, or the other Financing Documents; provided, however, that the Company shall not be obligated to indemnify any Indemnified Party for any acts or omissions of such Indemnified Party in connection with matters described in this subparagraph (vii) that constitute gross negligence or willful misconduct;
     (viii) any violation or non-compliance by the Company or any Subsidiary of any law or regulation (including any Environmental Protection Law) including, but not limited to, any Indemnity Proceeding commenced by (A) the Internal Revenue Service or a state taxing authority or (B) any Governmental Authority or other Person under any Environmental Protection Law, including any Indemnity Proceeding commenced by a Governmental Authority or other Person seeking remedial or other action to cause the Company or its Subsidiaries (or its respective properties) (or the holders of the Notes or Collateral Agent (or their respective nominees) as successors to the Company) to be in compliance with such Environmental Protection Laws.


     (b) This indemnification shall apply to all Indemnity Proceedings arising out of, or related to, the foregoing whether or not an Indemnified Party is a named party in such Indemnity Proceeding. In this connection, this indemnification shall cover all costs and expenses of any Indemnified Party in connection with any deposition of any Indemnified Party or compliance with any subpoena (including any subpoena requesting the production of documents). This indemnification shall, among other things, apply to any Indemnity Proceeding commenced by other creditors of the Company or any Subsidiary, any shareholder of the Company or any Subsidiary (whether such shareholder(s) are prosecuting such Indemnity Proceeding in their individual capacity or derivatively on behalf of the Company), any account debtor of the Company or any Subsidiary or by any Governmental Authority.


     (c) This indemnification shall apply to any Indemnity Proceeding arising during the pendency of any bankruptcy proceeding filed by or against the Company and/or any Subsidiary.


     (d) An Indemnified Party may conduct its own investigation and defense of, and may formulate its own strategy with respect to, any Indemnity Proceeding covered by this Section and, as provided above, all costs and expenses incurred by the Indemnified Party shall be reimbursed by the Company if (i) such investigation and defense has been specifically authorized in writing by the Company, or (ii) the named parties to any Indemnity Proceeding (including any impleaded parties) include both the Company and such Indemnified Party and representation of both the Company and such Indemnity Party by the same counsel would be inappropriate due to actual or potential conflicts of interests. No action taken by legal counsel chosen by an Indemnified Party in investigating or defending against any such Indemnity Proceeding shall vitiate or in any way impair the obligations and duties of the Company hereunder to indemnify and hold harmless each such Indemnified Party; provided, however, that (i) if the Company is required to indemnify an Indemnified Party pursuant hereto and
     (ii) the Company has provided evidence reasonably satisfactory to such Indemnified Party that the Company has the financial wherewithal to reimburse such Indemnified Party for any amount paid by such Indemnified Party with respect to such Indemnity Proceeding, such Indemnified Party shall not settle or compromise any such Indemnity Proceeding without the prior written consent of the Company (which consent shall not be unreasonably withheld or delayed).


     (e) If and to the extent that the obligations of the Company hereunder are unenforceable for any reason, the Company hereby agrees to make the maximum contribution to the payment and satisfaction of such obligations which is permissible under applicable law.


     (f) Subject to the immediately following subsection (g), the Company's obligations hereunder shall survive any termination of this Agreement and the other Financing Documents and the payment in full of the Notes, and are in addition to, and not in substitution of, any other of their obligations set forth in this Agreement or any other Financing Document to which it is a party.


     (g) Notwithstanding the foregoing, the Company shall have no obligation to any Indemnified Party under the provisions of this Section with respect to Claims and Expenses incurred or arising after the date (the "Cutoff Date") five years following the indefeasible payment in full of all of the Notes and the termination of this Agreement and the other Financing Documents in accordance with their terms; provided, however, the foregoing limitation shall not apply to Claims and Expenses (i) in respect of which an Indemnified Party has specifically made written demand for indemnification under this Section prior to the Cutoff Date or (ii) relating to alleged criminal acts of the Company, any Subsidiary, or any of their respective officers, directors, employees and agents or claims that the Company or any of its Subsidiaries (x) did not have the power and authority to enter into and perform their obligations under the Financing Documents or (y) acted wrongfully in entering into and performing their obligations under the Financing Documents.

4.16 Attachment of Schedule 1.2A to Existing Note Purchase Agreement.


         Schedule 1.2A attached hereto is hereby attached to the Existing Note Purchase Agreement as Schedule 1.2A.


         4.17     Pending Litigation.


         The words "Except as otherwise disclosed in writing to the holders of the Notes on or before May 15, 2000," are added to the beginning of Section 2.4.


5.       CONDITIONS PRECEDENT

The grant of collateral pursuant to the BSE Collateral Documents will be effective at the times that fully executed counterparts of the respective BSE Collateral Documents are delivered to the grantee of the collateral. Any warrants delivered pursuant to the BSE Credit Agreement will be effective when they are delivered to the holders thereof (or to their special counsel). The amendments set forth in Sections 2.1, 2.2 and 4 shall become effective upon the satisfaction of the following conditions (the date of such effectiveness is herein referred to as the "Effective Date"):


         5.1      Certificates.


          (a) Company Officer's Certificate. The Company shall have delivered to the Noteholders (or their special counsel) a certificate signed by the Chairman, the Vice Chairman, the President or the Executive Vice President-Chief Financial Officer of the Company, dated the Effective Date, certifying that (i) no Default or Event of Default under the Amended Note Purchase Agreement exists and (ii) the representations and warranties set forth in Section 3 (including those incorporated by reference from the 1999 Third Amendment and the BSE Credit Agreement) and in each of the other Financing Documents are true and correct on the Effective Date.


          (b) Company Secretary's Certificate. The Company shall have delivered to the Noteholders a certificate signed by the Secretary or one of the Assistant Secretaries of the Company, dated the Effective Date, certifying as true and correct copies of the Company's charter and by-laws and the resolutions attached thereto and other corporate proceedings relating to the authorization, execution and delivery of each of the Financing Documents to which the Company is a party.


          (c) Subsidiary and BSE Secretary's Certificates. BSE and each other Restricted Subsidiary entering into one or more of the Financing Documents shall have delivered to the Noteholders a certificate signed by the Secretary or one of the Assistant Secretaries of BSE or such other Restricted Subsidiary, dated the Effective Date, certifying as true and correct (with respect to Restricted Subsidiaries other than BSE) copies of such Restricted Subsidiary's charter and by-laws and the resolutions attached thereto and other corporate proceedings relating to the authorization, execution and delivery of the Financing Documents to which such Restricted Subsidiary is a party and, with respect to BSE, certifying as true and correct copies of BSE's operating agreement and the proceedings taken by it relating to the authorization, execution and delivery of the Financing Documents to which it is a party.

         5.2      Opinions of Counsel.

         The Noteholders shall have received opinions from:

                    (a)  Balch &  Bingham  LLP and  Burr & Forman  LLP,  special
               counsel   for  the   Company,   BSE  and  the  other   Restricted
               Subsidiaries, and


                    (b) special local counsel for the Company, BSE and the other
               Restricted Subsidiaries, as applicable, in the States of Georgia, Mississippi, and New York,


each dated as of the Effective Date, substantially in the respective forms set forth in Exhibit A1 and Exhibit A2, and as to such other matters as the Noteholders may reasonably request. The Noteholders also shall have received an opinion from Bingham Dana LLP, special counsel for the Noteholders, in form and substance satisfactory to the Noteholders.


         5.3      Amendment to 1995 Agreement.

The Company and the 1995 Noteholders shall have delivered to the Noteholders (or their special counsel) a true and correct counterpart of the fully executed Amendment to 1995 Agreement.


         5.4      Seventh Amendment to Credit Agreement.

The Company, the Banks and the Agent shall have delivered to the Noteholders (or their special counsel) a true and correct counterpart of the fully executed Seventh Amendment to Credit Agreement, which shall be in form and substance satisfactory to the Noteholders and their special counsel.


         5.5      Amendment to Letter of Credit Documents.

The Company shall have delivered to the Noteholders (or their special counsel) a true and correct counterpart of an Amendment to PNC Reimbursement Agreement, which shall be in form and substance satisfactory to the Noteholders and their special counsel.


         5.6      Amendment to Intercreditor Agreement.

The Banks, the 1995 Noteholders, the L/C Issuers, SouthTrust Bank, National Association, the Company, BSE, the Owner Trustee, the Indenture Trustee and each of the Restricted Subsidiaries identified on the signature pages thereto, shall have delivered to the Noteholders (or their special counsel) a fully executed counterpart of the Amended and Restated Collateral Agency and Intercreditor Agreement, in the form attached hereto as Exhibit B (the "Amended Intercreditor Agreement").


         5.7      Amendment to Memphis Lease Documents.

The Company shall have delivered to the Noteholders (or their special counsel) a true and correct counterpart of the Waiver and Amendment No. 1 to the Melt Shop Equipment Financing Documents, which shall be in form and substance satisfactory to the Noteholders and their special counsel.


         5.8      BSE Collateral Documents.


     (a) Delivery of Documents. The Company shall have delivered to the Collateral Agent (or its special counsel) a fully executed counterpart of each of the BSE Collateral Documents, each duly executed by BSE, together with assignments to the Collateral Agent from the Company of any of its rights under such documents with respect to which the Company shall have been granted any collateral or other rights, each of which documents and assignments shall be in form acceptable to the Noteholders (or their special counsel). The BSE Collateral Documents shall include, without limitation, a mortgage and security agreement pursuant to which BSE grants to the Collateral Agent, as security for the Secured Obligations, as defined in the Intercreditor Agreement, a mortgage upon and security interest in BSE's rolling mill and other fixed assets located in Jackson, Mississippi and all of BSE's accounts receivable, inventory (wherever located) and general intangibles, all whether now owned or hereafter acquired.


     (b) Perfection of Liens. BSE and the Company shall have executed and delivered to the Collateral Agent all UCC-1 financing statements as are necessary to perfect the Liens of the Company in the collateral granted to the Company which may be perfected by the filing thereof and to evidence the assignment thereof to the Collateral Agent.


     (c) Title Matters. With respect to each of the mortgages or deeds of trust included in the BSE Collateral Documents, the Company shall have delivered or caused to be delivered to the Collateral Agent one or more loan policies of title insurance, or commitments therefor, satisfactory to the Noteholders (or their special counsel) and showing no exceptions to title except as reasonably acceptable to the Noteholders (or their special counsel).


     (d) Certificates of Insurance. The Company shall have caused BSE to deliver to the Noteholders (or their special counsel) certificates of insurance evidencing the insurance required by the BSE Collateral Documents, showing the Collateral Agent as loss payee (as its interest may appear) thereunder.


     (e) Taxes. All taxes, fees and other charges payable in connection with the execution, delivery, recording, filing and registration of the BSE Collateral Documents shall have been paid or provision for such payment shall have been made to the reasonable satisfaction of the Noteholders (or their special counsel).

         5.9      Lien Searches.

The Noteholders (or their special counsel) shall have received Lien searches showing that the Collateral (as defined in the BSE Collateral Documents) granted by BSE pursuant to the BSE Collateral Documents is subject to no Liens other than Liens permitted under Section 8.17(a)` of the Amended Note Purchase Agreement.


         5.10     New BSE Loan.

The BSE Credit Agreement shall have been executed and delivered by each of the parties thereto and the conditions precedent to BSE receiving its initial loan thereunder shall have been satisfied.


         5.11     Payment of Special Counsel and Financial Advisor Fees.

Without limiting the provisions of Section 6.3, the Company shall have paid on or before the Effective Date the fees, charges and disbursements of the Noteholders' special counsel referred to in Section 5.2, and Nightingale & Associates, LLC, in each case to the extent reflected in statements rendered to the Company on or prior to the Effective Date.


         5.12     Proceedings and Documents Satisfactory.

All opinions, certificates and other instruments and all proceedings taken in connection with the execution and delivery of this Agreement and the transactions contemplated hereby shall be reasonably satisfactory to the Noteholders and their special counsel; and the Noteholders and their special counsel shall have received copies of such documents and papers as may be reasonably requested in connection therewith.


6.       MISCELLANEOUS

         6.1      Effect of Amendment.

If the foregoing is acceptable to you, please note your acceptance in the space provided below. Upon the execution and delivery of this Agreement by each of the Noteholders and the Company, the conditions set forth in Section 5 shall be deemed satisfied or waived and the Existing Note Purchase Agreement shall be deemed to be amended as set forth above. This Agreement shall be binding upon, and shall inure to the benefit of, the permitted successors and assigns of the parties hereto and the holders from time to time of the Notes.


         6.2      No Legend Required.

Any and all notices, requests, certificates and other instruments including, without limitation, the Notes, may refer to the Note Purchase Agreement or the Note Purchase Agreement, in each case dated as of September 1, 1993 or as of October 12, 1999, without making specific reference to this Second Amendment to Note Purchase Agreement, but nevertheless all such references shall be deemed to include this Second Amendment to Note Purchase Agreement unless the context shall otherwise require.


         6.3      Fees and Expenses.

Whether or not the transactions herein contemplated shall be consummated, the Company agrees to pay directly all reasonable out-of-pocket travel expenses and other reasonable out-of-pocket expenses of the Noteholders in connection with the preparation, negotiation, execution and delivery of the Financing Documents and the Amended Note Purchase Agreement, and the transactions contemplated hereby and thereby, including, but not limited to, the reasonable fees and disbursements of Bingham Dana LLP, the Noteholders' special counsel, and Nightingale & Associates, LLC, financial advisor to the Noteholders and the 1995 Noteholders, photocopying costs, and so long as any Noteholder shall hold any of the Notes, all such expenses relating to any amendments, waivers or consents pursuant to the provisions of the Amended Note Purchase Agreement, including, without limitation, any amendments, waivers or consents resulting from any work-out, restructuring or similar events relating to the performance by the Company and the Subsidiaries of their respective obligations under the Financing Documents, the Amended Note Purchase Agreement and the Notes. The Company also agrees that it will pay and save each Noteholder harmless against any and all liability with respect to stamp and other similar taxes, if any, which may be payable or which may be determined to be payable in connection with the execution and delivery of the Financing Documents and this Agreement. The Company agrees to protect and indemnify each Noteholder against any liability for any and all brokerage fees and commissions payable or claimed to be payable to any Person retained by the Company, the Restricted Subsidiaries, or any of the Affiliates that are controlled by the Company in connection with the transactions contemplated by this Agreement.


         6.4      Survival.

All warranties, representations, certifications and covenants made by the Company in this Agreement or in any certificate or other instrument delivered by it or on its behalf under this Agreement shall be considered to have been relied upon by the Noteholders and shall survive the execution of this Agreement, regardless of any investigation made by or on behalf of the Noteholders. All statements in any such certificate or other instrument shall constitute warranties and representations of the Company under this Agreement.


         6.5      Duplicate Originals; Execution in Counterpart.

Two or more duplicate originals of this Agreement may be signed by the parties, each of which shall be an original but all of which together shall constitute one and the same instrument. This Agreement may be executed in one or more counterparts and shall be effective when at least one counterpart shall have been executed by each party to this Agreement, and each set of counterparts which, collectively, show execution by each such party to this Agreement shall constitute one duplicate original.


         6.6      Release of Claims.

The Company, for itself and all of its predecessors, successors and assigns, acknowledges, affirms and represents that immediately prior to giving effect to this Agreement, it is legally, validly and enforceably obligated to each of the Noteholders under and pursuant to the Notes and the Existing Note Purchase Agreement and that the Company has no defense, offset, counterclaim or right of recoupment with regard to such obligations. Additionally, the Company for itself and all of its predecessors, successors and assigns, does hereby fully, forever and completely release and discharge each of the Noteholders and all of their respective employees, officers, directors, trustees, shareholders, affiliates, agents, attorneys, representatives, predecessors, successors and assigns (collectively, the "Released Parties"), from any and all claims, demands, liabilities, damages and causes of action of any kind whatsoever, whether based on facts in existence prior to or as of the date hereof, whether known or unknown, which the Company may now have or may have had at any time heretofore or may have at anytime hereafter, whether for contribution or indemnity or otherwise, and whether direct or indirect, fixed or contingent, liquidated or unliquidated, arising out of or related in any way to any of the following: (a) the Notes and the Existing Note Purchase Agreement and all documents relating thereto or executed in connection therewith (the "Existing Note Documents"); and
(b) any action, inaction or omission by any of the Released Parties in connection with the Existing Note Documents or the administration thereof.


         6.7      Governing Law.

THIS AGREEMENT SHALL BE CONSTRUED IN ACCORDANCE WITH AND SHALL BE GOVERNED BY THE INTERNAL LAWS OF THE STATE OF NEW YORK.


                    [Remainder of page intentionally left blank; next page is signature page.]

         If you are in agreement with the foregoing, please sign the form of acceptance in the space provided below, whereupon the foregoing shall become a binding agreement between you and the Company as of the date first above written.



                BIRMINGHAM STEEL CORPORATION

                By:      /s/  J. Daniel Garrett
                         ----------------------
                Name:         J. Daniel Garrett
                Title:        Vice President - Finance




<




                Very truly yours,

                PRINCIPAL LIFE INSURANCE COMPANY
                (f/k/a Principal Mutual Life Insurance Company)
                By:  Principal Capital Management, LLC,
                     A Delaware limited liability company,
                     Its authorized signatory

                By:      /s/  Sarah J. Pitts
                         -------------------
                Name:         Sarah J. Pitts
                Title:        Counsel


                By:      /s/  James C. Fifield
                         ---------------------
                Name:         James C. Fifield
                Title:        Counsel



                THE EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES

                By:      /s/  Robert Bayer
                         -----------------
                Name:         Robert Bayer
                Title:        Investment Officer


                JEFFERSON-PILOT LIFE INSURANCE COMPANY


                By:      /s/  Robert E. Whalen, II
                         -------------------------
                Name:         Robert E. Whalen, II
                Title:        Vice President


                AMERICAN UNITED LIFE INSURANCE COMPANY


                By:      /s/  Christopher D. Pahlke
                         --------------------------
                Name:         Christopher D. Pahlke
                Title:        Vice President Private Placements


                THE GREAT-WEST LIFE ASSURANCE COMPANY

                By:      /s/  B.R. Allison
                         -----------------
                Name:         B.R. Allison
                Title:        Director, Bond Investments

                By:      /s/  P. G. Munro
                         ----------------
                Name:         P. G. Munro
                Title:        Executive Vice President
                            Chief Investment Officer

                TEACHERS INSURANCE AND ANNUITY ASSOCIATION OF AMERICA

                By:      /s/  Roi G. Chandy
                         ------------------
                Name:         Roi G. Chandy
                Title:        Director, Special Situations



                PHOENIX HOME LIFE MUTUAL INSURANCE COMPANY

                By:      /s/  Christopher Wilkos
                         -----------------------
                Name:         Christopher Wilkos
                Title:        Vice President, Corporate Portfolio
                              Management - Phoenix Home Life

                THE CANADA LIFE ASSURANCE COMPANY
                (J. ROMEO & CO. as nominee)

                By:      /s/  Kevin Phelan
                         -----------------
                Name:         Kevin Phelan
                Title:        Assistant Treasurer


                CANADA LIFE INSURANCE COMPANY OF NEW YORK
                (J. ROMEO & CO. as nominee)

                By:      /s/  Peter Coccia
                         -----------------
                Name:         Peter Coccia
                Title:        Partner



                CANADA LIFE INSURANCE COMPANY OF AMERICA
               (J. ROMEO & CO. as nominee)


                By:       /s/ Peter Coccia
                         -----------------
                Name:         Peter Coccia
                Title:        Partner

                AMERITAS LIFE INSURANCE CORP.
                By:  Ameritas Investment Advisors Inc., as Agent

                By:      /s/  Patrick J. Henry
                         ---------------------
                Name:         Patrick J. Henry
                Title:        Vice President - Fixed Income Securities


                BERKSHIRE LIFE INSURANCE COMPANY


                By:      /s/  Ellen I. Whittaker
                         -----------------------
                Name:         Ellen I. Whittaker
                Title:        Senior Investment Officer


                PROVIDENT MUTUAL LIFE INSURANCE COMPANY


                By:      /s/  Christopher J. Grant
                         -------------------------
                Name:         Christopher J. Grant
                Title:        Investment Officer


                GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY


                By:      /s/  Wayne T. Hoffman
                         ---------------------
                Name:         Wayne T. Hoffman
                Title:        Investments


                By:      /s/  Julie Bock
                         ---------------
                Name:         Julie Bock
                Title:        Asst. Vice President


                J. ROMEO & CO., as nominee for MONY LIFE  INSURANCE COMPANY

                By:      /s/  Peter Coccia
                         -----------------
                Name:         Peter Coccia
                Title:        Partner

Exhibit 4.2.1



                          BIRMINGHAM STEEL CORPORATION

                            ----------------------

                   SECOND AMENDMENT TO NOTE PURCHASE AGREEMENT
                            -----------------------

                                       Re:

   Amended and Restated Note Purchase Agreements Dated as of October 12, 1999,

                                       and

                                   $76,000,000
                9.71% SERIES A SENIOR NOTES DUE DECEMBER 15, 2002

                                   $14,000,000
                9.82% SERIES B SENIOR NOTES DUE DECEMBER 15, 2005

                                   $60,000,000
                9.92% SERIES C SENIOR NOTES DUE DECEMBER 15, 2005

                            DATED AS OF MAY 15, 2000
                                       ii
                                Table of Contents


1.   PRELIMINARY STATEMENT....................................................1

        1.1   Background......................................................1
        1.2   Definitions.....................................................4

2.   AMENDMENTS...............................................................6

         2.1   Amendment of Existing Note Purchase Agreement..................6
         2.2   Continuity and Affirmation of Obligations......................6

3.   REPRESENTATIONS AND
         WARRANTIES...........................................................6

         3.1   Corporate Existence and Power..................................6
         3.2   Corporate Authority............................................6
         3.3   Binding Effect.................................................7
         3.4   No Conflicts with Agreements, Etc..............................7
         3.5   Consents, Etc..................................................7
         3.6   Full Disclosure................................................8
         3.7   Outstanding Debt and Liens.....................................8
         3.8   Pending Litigation.............................................8
         3.9   No Defaults....................................................9
         3.10   Compliance with Law...........................................9
         3.11   Title to Properties...........................................9
         3.12   Environmental Compliance.....................................10
         3.13    Restrictions on Company and Subsidiaries....................11

         3.14   Collateral...................................................12

         3.15   Solvency.....................................................13

4.   AMENDMENTS..............................................................13

         4.1   Disposition Prepayment........................................13
         4.2   Equity Issuance Prepayments...................................13
         4.3   Change of Control.............................................13
         4.4   Fixed Charge Coverage Ratio...................................14
         4.5   Minimum SBQ Division EBITDA...................................15
         4.6   Minimum Consolidated EBITDA...................................15
         4.7   Minimum Tangible Net Worth....................................17
         4.8   Capital Expenditures..........................................17

         4.9   Debt..........................................................18
         4.10   AIR Dispute Settlement.......................................18
         4.11   Additional Cross Default.....................................18
         4.12   New Definitions..............................................19
         4.13   Amended Definitions..........................................21
         4.14   Further Amendment of Definitions.............................23

         4.15   Indemnification..............................................23
         4.16   Attachment of Schedule 1.2A to Existing Note Purchase
                  Agreement..................................................26
         4.17   Pending Litigation...........................................26

5.   CONDITIONS PRECEDENT....................................................26


         5.1   Certificates..................................................27
         5.2   Opinions of Counsel...........................................27
         5.3   Amendment to 1993 Agreement...................................28
         5.4   Seventh Amendment to Credit Agreement.........................28
         5.5   Amendment to Letter of Credit Documents.......................28
         5.6   Amendment to Intercreditor Agreement..........................28
         5.7   Amendment to Memphis Lease Documents..........................28
         5.8   BSE Collateral Documents......................................29
         5.9   Lien Searches.................................................30
         5.10   New BSE Loan.................................................30
         5.11   Payment of Special Counsel and Financial Advisor Fees........30
         5.12   Proceedings and Documents Satisfactory.......................30

6.   MISCELLANEOUS...........................................................30

         6.1   Effect of Amendment...........................................30
         6.2   No Legend Required............................................30
         6.3   Fees and Expenses.............................................31

         6.4   Survival......................................................31
         6.5   Duplicate Originals; Execution in Counterpart.................33
         6.6   Release of Claims.............................................33
         6.7   Governing Law.................................................33





                          BIRMINGHAM STEEL CORPORATION


                   SECOND AMENDMENT TO NOTE PURCHASE AGREEMENT

                                       Re:

   Amended and Restated Note Purchase Agreements Dated as of October 12, 1999

                                       and

                                   $76,000,000
                9.71% SERIES A SENIOR NOTES DUE DECEMBER 15, 2002

                                   $14,000,000
                9.82% SERIES B SENIOR NOTES DUE DECEMBER 15, 2005

                                   $60,000,000
                9.92% SERIES C SENIOR NOTES DUE DECEMBER 15, 2005


                               Dated as of May 15, 2000


To the Persons listed on the signature pages hereof

Ladies and Gentlemen:

BIRMINGHAM  STEEL  CORPORATION,   a  Delaware  corporation  (together  with  its
successors and assigns, the "Company"), hereby agrees with you as follows:

1.       PRELIMINARY STATEMENT.

1.1 Background.


     (a) The Company entered into those certain Note Purchase Agreements dated as of September 15, 1995, as amended by an Amendment to 1995 Note Purchase Agreement dated as of December 14, 1998, with each of the institutions named in Annex 1 thereto, under and pursuant to which the Company issued and sold to such institutions (i) an aggregate principal amount of Seventy-Six Million Dollars ($76,000,000) of the Company's 6.96% Series A Senior Notes due December 15, 2002, (ii) an aggregate principal amount of Fourteen Million Dollars ($14,000,000) of the Company's 7.07% Series B Senior Notes due December 15,
2005, and (iii) an aggregate principal amount of Sixty Million Dollars ($60,000,000) of the Company's 7.17% Series C Senior Notes due December 15, 2005 (the "1995 Notes"). Pursuant to the terms of a Waiver and Second Amendment to Note Purchase Agreement dated as of October 12, 1999 (the "1999 Second
Amendment"), the Company entered into those certain Amended and Restated Note Purchase Agreements dated as of October 12, 1999, and the Company subsequently entered into a First Amendment to Note Purchase Agreement dated as of November 12, 1999 (collectively, as in effect immediately prior to the amendments contemplated hereby, the "Existing Note Purchase Agreement," and as amended hereby, the "Amended Note Purchase Agreement"), with each of the institutions named in Annex 1 thereto, pursuant to which the Company issued to such institutions, in substitution for the 1993 Notes, (i) an aggregate principal amount of Seventy-Six Million Dollars ($76,000,000) of the Company's 9.71% Series A Senior Notes due December 15, 2002, (ii) an aggregate principal amount of Fourteen Million Dollars ($14,000,000) of the Company's 9.82% Series B Senior Notes due December 15, 2005, and (iii) an aggregate principal amount of Sixty Million Dollars ($60,000,000) of the Company's 9.92% Series C Senior Notes due December 15, 2005 (collectively, the "Notes").


     (b) The institutions (other than the Company) listed on the signature pages to this Agreement (collectively, the "Noteholders") are the holders of one hundred percent (100%) of the Notes outstanding as of the date hereof.


     (c) The Company entered into those certain Amended and Restated Note Purchase Agreements dated as of October 12, 1999, with each of the institutions named in Annex 1 thereto (together with their successors and assigns, the "1993 Noteholders"), as amended by a First Amendment to Note Purchase Agreement dated as of November 12, 1999 (collectively, as in effect immediately prior to the date hereof, the "1993 Existing Note Purchase Agreement), and by a Second Amendment to Note Purchase Agreement dated as of the date hereof (the "Amendment to 1993 Agreement"; the 1993 Existing Note Purchase Agreement, as amended by the Amendment to 1993 Agreement, is referred to herein as the "1993 Amended Note Purchase Agreement"), under and pursuant to which the Company issued to such institutions, in substitution for Notes in the same amounts issued in 1993, an aggregate principal amount of One Hundred Thirty Million Dollars ($130,000,000) of the Company's 10.03% Senior Notes due December 15, 2005 (collectively, the "1993 Notes").


     (d) The Company entered into that certain Credit Agreement dated as of March 17, 1997 (as in effect immediately prior to the date hereof, the "Existing Credit Agreement," and as heretofore amended and as amended by a Seventh
Amendment to Credit Agreement dated as of the date hereof (the "Seventh Amendment to Credit Agreement"), the "Amended Credit Agreement"), by and among the Company, the banks party thereto (collectively, the "Banks"), and Bank of America, N.A., as agent (the "Agent"), pursuant to which a Three Hundred Million Dollar ($300,000,000) credit facility has been provided to the Company.


     (e) Bank of America, N.A. and PNC Bank, National Association (collectively, the "L/C Issuers") have separately provided the Company with two (2) letters of credit (collectively, the "Letters of Credit") which have an aggregate face amount of Forty-One Million Four Hundred Seventy-One Thousand Seven Hundred Eighty-Two Dollars ($41,471,782), which Letters of Credit were issued pursuant to (i) an Amended and Restated Reimbursement Agreement, dated as of October 12, 1999, among the Company, American Steel & Wire Corporation and Bank of America, N.A. (as amended, the "B of A Reimbursement Agreement"), and (ii) a Reimbursement Agreement dated as of October 1, 1996, between PNC Bank, National Association successor to PNC Bank, Kentucky, Inc. and the Company (as amended, "PNC Reimbursement Agreement" and, collectively with the B of A Reimbursement Agreement, the "Existing Reimbursement Agreements").


     (f) The Company and the Noteholders have agreed to amend the Existing Note Purchase Agreement to permit the Company to guarantee and secure the New BSE Loan referred to herein and to modify certain of the covenants and other provisions of the Existing Note Purchase Agreement, on the terms and conditions set forth herein.


1.2      Definitions.

Capitalized terms used but not specifically defined in this Agreement have the respective meanings assigned to them in the Existing Note Purchase Agreement. As used in this Agreement, the following terms have the respective meanings specified below or set forth in the Section hereof following such term:

                  Agent - Section 1.1(d).

                  Agreement, this - means this Second Amendment to Note Purchase Agreement, as it may be amended or otherwise modified from time to time.

                  Amended Credit Agreement - Section 1.1(d).

                  Amended Intercreditor Agreement - Section 5.6.

                  Amended Note Purchase Agreement - Section 1.1(a).

                  Amendment to 1993 Agreement - Section 1.1(c).

                  Banks - Section 1.1(d).

                  B of A Reimbursement Agreement - Section 1.1(e).

                  BSE  Collateral  Documents  - means  the  documents  listed on
         Schedule 1.2A hereto, pursuant to which BSE has granted Liens upon assets of BSE as collateral for the New BSE Loan, the other Secured Obligations (as defined in the Amended Intercreditor Agreement), and/or indebtedness owed by BSE to the Company, all of which indebtedness owed by BSE to the Company has been assigned to the Collateral Agent as additional collateral for the Secured Obligations.

                  BSE Credit Agreement - has the meaning set forth in the definition of New BSE Loan.

                  BSE Material Adverse Effect - means a material adverse effect on (a) the business, prospects, profits, Properties or condition (financial or otherwise) of BSE, (b) the ability of BSE to perform its obligations under any of the Financing Documents to which it is a party, or (c) the validity or enforceability of any of the Financing Documents to which BSE is a party.

                  Collateral   Agent   -   means   SouthTrust   Bank,   National
         Association,   in  its   capacity   as   collateral   agent  under  the
         Intercreditor Agreement.

                  Company - the introductory sentence.

                  Effective Date - Section 5.

                  Existing Credit Agreement - Section 1.1(d).

                  Existing Note Documents - Section 6.6.

                  Existing Note Purchase Agreement - Section 1.1(a).

                  Existing Reimbursement Agreements - Section 1.1(e).

                  Financing Document - Section 3.1.

                  Indenture   Trustee  -  has  the  meaning  set  forth  in  the
Intercreditor Agreement.

                  L/C Issuers - Section 1.1(e).

                  Letters of Credit - Section 1.1(e).

                  New BSE Loan - means the loan of up to $25,000,000 to be made to BSE pursuant to the Credit Agreement dated as of the date hereof among BSE, Bank of America, N.A., as Agent, and the financial institutions party thereto (the "BSE Credit Agreement").

                  1993 Notes - Section 1.1(a).

                  1993 Amended Note Purchase Agreement - Section 1.1(c).

                  1993 Existing Note Purchase Agreement - Section 1.1(c).

                  1993 Noteholders - Section 1.1(c).

                  1993 Notes - Section 1.1(c).

                  1999 Second Amendment - Section 1.1(a).

                  Noteholders - Section 1.1(b).

                  Notes - Section 1.1(a).

                  Owner Trustee - has the meaning set forth in the Intercreditor Agreement.

                  PNC Reimbursement Agreement - Section 1.1(e).

                  Seventh Amendment to Credit Agreement - Section 1.1(d).

                  Transaction Documents - has the meaning specified in the Omnibus Collateral Agreement.


2.       AMENDMENTS

         2.1      Amendment of Existing Note Purchase Agreement.

On the Effective Date, the amendments set forth herein shall take effect.


         2.2      Continuity and Affirmation of Obligations.

3.       REPRESENTATIONS AND WARRANTIES

Notwithstanding any other provision of this Agreement or any other document or agreement, the indebtedness of the Company under the Existing Note Purchase Agreement and the Notes shall not be or be deemed to be paid or discharged or novated hereby and shall continue in full force and effect as amended hereby.

To induce the Noteholders to enter into this Agreement, (a) the Company represents and warrants to the Noteholders that the representations and warranties made by the Company in Section 3 of the 1999 Third Amendment and by BSE in the BSE Credit Agreement are true as of the date hereof (except to the extent that any such representation in the 1999 Third Amendment relates to a specific other date or as set forth on Schedule 3 hereto or as disclosed to the Noteholders or Nightingale & Associates LLC in writing prior to the date hereof), and (b) the Company makes the additional representations and warranties set forth in this Section 3. The Company agrees and acknowledges that for purposes of Section 10.1(e) of the Existing Note Purchase Agreement, its representations and warranties, as set forth in this Agreement, are and constitute representations and warranties furnished in connection with the Existing Note Purchase Agreement.


3.1      Corporate Existence and Power.


         Each of the Company and each Restricted Subsidiary has all requisite power and authority to execute, deliver and perform its obligations under this Agreement and each other agreement and document that is being executed or delivered by the Company and/or any such Subsidiary in connection herewith, and BSE has all requisite power and authority to execute, deliver and perform its obligations under the BSE Collateral Documents and each other agreement and document that is being executed or delivered by BSE in connection therewith (each of such agreements and documents, including this Agreement and each of the BSE Collateral Documents, being referred to herein as a "Financing Document").

3.2      Corporate Authority.

The execution, delivery and performance by the Company, BSE and each other Restricted Subsidiary of each Financing Document to which the Company, BSE or such other Restricted Subsidiary is a party, and the performance by the Company of the Amended Note Purchase Agreement and by BSE of the BSE Collateral Documents, is within the corporate or limited liability company powers of the Company, BSE or such other Restricted Subsidiary, as the case may be, and has been duly authorized by all necessary corporate or limited liability company action on the part of the board of directors or management (no action on the part of the stockholders or members of the Company, BSE or any such other Restricted Subsidiary being required by law, other than such actions which have been duly taken), of the Company, BSE or such other Restricted Subsidiary.


3.3      Binding Effect.

Each Financing Document to which the Company, BSE or any other Restricted Subsidiary is a party has been duly executed by the Company, BSE, or such other Restricted Subsidiary and each Financing Document and the Amended Note Purchase Agreement, the Security Documents and the BSE Collateral Documents are legal, valid and binding obligations of the Company, BSE or such other Restricted Subsidiary, as the case may be, enforceable against the Company, BSE or such other Restricted Subsidiary in accordance with their terms, except as such enforceability may be limited by bankruptcy, insolvency or similar laws affecting the enforcement of creditors' rights generally, or by general principles of equity.


3.4      No Conflicts with Agreements, Etc.

Neither the execution and delivery by the Company, BSE or any other Restricted Subsidiary of any Financing Document to which it is a party, nor the fulfillment of, or compliance with, the terms and provisions of the Amended Note Purchase Agreement, the Notes, the Security Documents, or any of the Financing Documents, will conflict with, or result in a breach or violation of any term, condition or provision of, or constitute a default under, or result in the creation of any Lien on any Property of the Company, BSE or such other Restricted Subsidiary pursuant to its charter or by-laws or operating agreement, or any contract, agreement, mortgage, indenture, lease or instrument to which it is a party or by which it is bound or to which it or any of its Property is subject, or any order, statute, law, rule or regulation to which it or any of its Property is subject.


3.5      Consents, Etc.

No consent, approval or authorization of, or declaration, registration or filing (except as contemplated under Section 4) with, any Governmental Authority or any nongovernmental Person, including, without limitation, any creditor (other than the 1993 Noteholders, the Banks, the L/C Issuer, the Owner Trustee and the Indenture Trustee), or any stockholder or member of the Company, BSE or any other Restricted Subsidiary, is required in connection with the execution or delivery by the Company, BSE or any other Restricted Subsidiary of any Financing Document to which it is a party or the performance by the Company, BSE or such other Restricted Subsidiary of its obligations under any Financing Document, or as a condition to the legality, validity or enforceability of any such Financing Document, except, in each case, those which have been obtained or which are contemplated by the Transaction Documents.


3.6      Full Disclosure.

The financial statements and other written statements, certificates and materials provided to the Noteholders pursuant to the Existing Note Purchase Agreement and the written statements, certificates and materials furnished by or on behalf of the Company to you in connection with this Agreement and the transactions contemplated hereby do not contain any untrue statement of a material fact or omit a material fact necessary to make the statements contained therein or herein not misleading in light of the circumstances in which they were made. Except as disclosed (i) in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999, (ii) in the other reports filed by the Company with the Securities and Exchange Commission after June 30, 1999, (iii) in press releases issued by the Company prior to the date hereof, or (iv) to you or Nightingale Associates, LLC in writing, there is no fact known to the Company which materially affects adversely or, so far as the Company can now reasonably foresee, will materially affect adversely the business, prospects, profits, Properties or condition (financial or otherwise) of the Company and the Subsidiaries, taken as a whole, or the ability of each of the Company, BSE and each other Restricted Subsidiary to perform its obligations set forth in the Financing Documents to which it is a party or, in the case of the Company, the Amended Note Purchase Agreement or the Notes. The financial statements included in the reports referred to in clauses (i) and (ii) of the preceding sentence fairly present, in all material respects, the financial condition and results of operations of the Company and its Subsidiaries as of the dates thereof and for the periods covered thereby in accordance with generally accepted accounting principles.


3.7      Outstanding Debt and Liens.

Schedule 3 hereto sets forth a correct and complete schedule and brief description of all Debt of the Company and the Subsidiaries outstanding on the Effective Date and all consensual Liens securing such Debt. There are no Liens on any of the Property of the Company or any Restricted Subsidiary except Liens permitted by Section 8.17(a) of the Amended Note Purchase Agreement.


3.8      Pending Litigation.

There are no proceedings, actions or investigations pending or, to the knowledge of the Company, threatened against or affecting the Company, BSE or any other Subsidiary in any court or before any Governmental Authority or arbitration board or tribunal (a) challenging, or in any way dealing with, the legality, validity or enforceability of any Financing Document, the Amended Note Purchase Agreement or the Notes or the authority of the Company, BSE or any other Restricted Subsidiary to enter into or execute any Financing Document, the Amended Note Purchase Agreement or the Notes, or (b) except as disclosed (i) in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999, (ii) in the other reports filed by the Company with the Securities and Exchange Commission after June 30, 1999, (iii) in press releases issued by the Company prior to the Effective Date, or (iv) to you or Nightingale Associates, LLC in writing, that, in the aggregate for all such proceedings, actions and investigations, could reasonably be expected to have a Material Adverse Effect or a BSE Material Adverse Effect.


3.9      No Defaults.

No event has occurred and is continuing and no condition exists which, upon execution and delivery of this Agreement (and after giving effect to any waivers and amendments that have become effective on or before the date hereof) and the other Transaction Documents, would constitute a Default or Event of Default. Neither the Company nor BSE nor any other Subsidiary is in violation in any respect of any term of any charter instrument or by-law or limited liability company agreement and neither the Company nor BSE nor any other Subsidiary is in default in the payment of principal or interest on any Debt or in default under any instrument or instruments or agreements under and subject to which any Debt has been issued and no event has occurred and is continuing under the provisions of any such instrument or agreement which with the lapse of time or the giving of notice, or both, would constitute a default or an event of default thereunder, which individually or in the aggregate could reasonably be expected to have a Material Adverse Effect or a BSE Material Adverse Effect.


3.10     Compliance with Law.

Neither the Company nor BSE nor any other Subsidiary is in violation of any law, ordinance, governmental rule or regulation to which it is subject, except for such violations that, in the aggregate, could not reasonably be expected to have a Material Adverse Effect or a BSE Material Adverse Effect.


3.11     Title to Properties.


     (a) Each of the Company and BSE and the other Subsidiaries has good and marketable title to all real Property, and good title to all of the other Property, reflected in the most recent balance sheet delivered pursuant to
Section 9.1 of the Existing Note Purchase Agreement (except as sold or otherwise disposed of in the ordinary course of business), except for such failures to have such good and marketable title as are immaterial to such financial statements and that, in the aggregate for all such failures, could not reasonably be expected to have a Material Adverse Effect or a BSE Material Adverse Effect. All such Property is free from Liens not permitted by Section 8.17(a) of the Amended Note Purchase Agreement.


     (b) Upon execution and delivery of this Agreement and the other Transaction Documents, each lease of real Property in the name or for the benefit of the Company or BSE or any Subsidiary is valid and subsisting and in full force and effect and good standing, except for such failures to be valid and subsisting and in full force and effect and good standing that, in the aggregate, could not reasonably be expected to have a Material Adverse Effect or a BSE Material Adverse Effect.


     (c) Each of the Company and BSE and the Subsidiaries owns, possesses or has the right to use all of the patents, trademarks, service marks, trade names, copyrights and licenses, and rights with respect thereto, necessary for the present and currently planned future conduct of its business, without any known conflict with the rights of others, except for such failures to own, possess, or have the right to use, that, in the aggregate for all such failures, could not reasonably be expected to have a Material Adverse Effect or a BSE Material Adverse Effect.

3.12     Environmental Compliance.

Except as disclosed (i) in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999, (ii) in the other reports filed by the Company with the Securities and Exchange Commission after June 30, 1999, (iii) in press releases issued by the Company prior to the Effective Date, or (iv) to the Noteholders or Nightingale Associates, LLC in writing:

          (a) Compliance -- each of the Company and BSE and the Subsidiaries is in compliance with all Environmental Protection Laws in effect in each jurisdiction where it is presently doing business, and in which the failure so to comply could be reasonably expected to have a Material Adverse Effect or a BSE Material Adverse Effect;


          (b) Liability -- neither the Company nor BSE nor any of the Subsidiaries is subject to any liability under any Environmental Protection Laws that, in the aggregate, could reasonably be expected to have a Material Adverse Effect or a BSE Material Adverse Effect; and

          (c) Notices -- neither the Company nor BSE nor any Subsidiary has received any


                  (i) notice from any Governmental Authority by which any of its present or previously-owned or leased real Properties has been designated, listed, or identified in any manner by any Governmental Authority charged with administering or enforcing any Environmental Protection Law as a Hazardous Substance disposal or removal site, "Super Fund" clean-up site, or candidate for removal or closure pursuant to any Environmental Protection Law,


                  (ii) notice of any Lien arising under or in connection with any Environmental Protection Law that has attached to any revenues of, or to, any of its owned or leased real Properties, or


                  (iii) summons, citation, notice, directive, letter, or other communication, written or oral, from any Governmental Authority concerning any intentional or unintentional action or omission by the Company or such Subsidiary in connection with its ownership or leasing of any real Property resulting in the releasing, spilling, leaking, pumping, pouring, emitting, emptying, dumping, or otherwise disposing of any Hazardous Substance into the environment resulting in any material violation of any Environmental Protection Law, in each case where the effect of the matters that are the subject of any such notice, summons, citation, directive, letter or other communication could reasonably be expected to have a Material Adverse Effect or a BSE Material Adverse Effect.


3.13     Restrictions on Company and Subsidiaries.

Neither the Company nor BSE nor any other Subsidiary:

          (a) except as set forth in Schedule 3 hereto, is a party to any contract or agreement, or subject to any charter or other corporate or limited liability company restriction that, in the aggregate for all such contracts, agreements, charter and corporate and limited liability company restrictions, could reasonably be expected to have a Material Adverse Effect or a BSE Material Adverse Effect;


          (b) is a party to any contract or agreement that restricts the right or ability of such corporation to incur Debt, other than the Amended Note Purchase Agreement, the 1993 Amended Note Purchase Agreement, the Amended Credit Agreement, any other Transaction Document and the agreements listed in Schedule 3 hereto, the terms of none of which is violated by the execution and delivery by the Company or BSE or any other Restricted Subsidiary of the Financing Documents to which it is a party, or compliance by the Company or BSE or any other Restricted Subsidiary with the Financing Documents to which it is a party or, in the case of the Company, the Amended Note Purchase Agreement and the Notes or, in the case of BSE, the BSE Collateral Documents; and


          (c) has agreed or consented to cause or permit in the future (upon the happening of a contingency or otherwise) any of its Property, whether now owned or hereafter acquired, to be subject to a Lien not permitted by Section 8.17(a) of the Amended Note Purchase Agreement.

3.14     Collateral.


         (a)      Collateral Documents.


                           (i) BSE Mortgages.  Each Mortgage included in the BSE
                  Collateral Documents creates a valid Lien upon the grantor's right, title and interest in the real property and interests described therein in favor of the Collateral Agent, and when such document has been recorded as indicated on Schedule 3 and all appropriate recording fees and taxes have been paid, such Lien shall be a perfected first priority Lien subject to no other Liens except to the extent permitted by Section 8.17(a) of the Amended Note Purchase Agreement;

                           (ii) BSE Security  Agreement.  The Security Agreement
                  included in the BSE Collateral Documents creates a valid Lien in and to the Collateral (as defined in such Security Agreement) in favor of the Collateral Agent, and when all UCC-1 financing statements required by such Security Agreement to be filed with public recording offices have been so filed, and all taxes, recording fees and other fees and charges required by applicable law to be paid in connection therewith have been duly paid in full, such Lien shall be a perfected, first priority Lien on the Collateral of a type which may be perfected by the filing of a UCC financing statement or by possession, subject to no Liens except to the extent permitted by Section 8.17(a) of the Amended Note Purchase Agreement;

          (b)   Warranties   and   Representations   True.  All  warranties  and
          representations made by BSE in each of the BSE Collateral Documents are true and correct as of the date hereof.


3.15     Solvency.

After giving effect to the transactions contemplated by the Transaction Documents, (a) the fair value and the fair salable value of the assets of the Company and BSE and each other Restricted Subsidiary (excluding any Debt due from the Company, BSE or such other Restricted Subsidiary, as the case may be) will each be in excess of the fair valuation of its total liabilities (including all contingent liabilities), (b) the Company and BSE and each other Restricted Subsidiary will each be able to pay its debts or other obligations in the ordinary course as they mature, and (c) the Company and BSE and each other Restricted Subsidiary each has capital not unreasonably small to carry on its business and all business in which it proposes to be engaged.


4.       AMENDMENTS

Effective on the Effective Date, the Existing Note Purchase Agreement is amended as follows:


        4.1       Disposition Prepayment.

         The words "such amounts shall be distributed" are deleted from the seventh line of Section 5.2(d) and the words "such amounts shall, except as otherwise expressly provided in Section 4.9 of the Intercreditor Agreement, be distributed" are substituted therefor.

        4.2       Equity Issuance Prepayments.

The first sentence of Section 5.2(e) is deleted and the following sentence is substituted therefor: In the event of any Equity Issuance by the Company other than a Special Equity Issuance, all of the Net Proceeds of such Equity Issuance shall be promptly paid over to the Collateral Agent for distribution as provided in Section 4.1(b) of the Intercreditor Agreement.


         4.3      Change of Control.

The following  sentence is inserted at the end of subsection (a) of Section 6.1:
Notwithstanding any other provision of this subsection (a), all references in this subsection (a) to a "Change in Control" shall refer only to a Change in Control that occurs after December 31, 1999.


         4.4      Fixed Charge Coverage Ratio.

Section 8.11 is deleted and the following Section 8.11 is substituted therefor:

         8.11.    Fixed Charge Coverage Ratio.

(a) Prior to Satisfaction of Cleveland Cessation Condition. The Company will not permit the Fixed Charge Coverage Ratio for any Applicable Fixed Charge Period specified in the following table to be less than or equal to the ratio corresponding to such period in the table, provided that this paragraph shall be in effect with respect to an Applicable Fixed Charge Period ending at the end of a particular fiscal quarter only if, on the last day of such fiscal quarter, the Cleveland Cessation Condition has not been satisfied.


 --------------------------------------- ----------------------------------
 Applicable Fixed Charge Period Ending             Minimum Ratio
 --------------------------------------- ----------------------------------
             March 31, 2000                        0.35 to 1.00
 --------------------------------------- ----------------------------------
             June 30, 2000                         1.05 to 1.00
 --------------------------------------- ----------------------------------
           September 30, 2000                      1.11 to 1.00
 --------------------------------------- ----------------------------------
           December 31, 2000                       1.17 to 1.00
 --------------------------------------- ----------------------------------
             March 31, 2001                        1.15 to 1.00
 --------------------------------------- ----------------------------------
             June 30, 2001                         1.25 to 1.00
 --------------------------------------- ----------------------------------
           September 30, 2001                      1.31 to 1.00
 --------------------------------------- ----------------------------------
           December 31, 2001                       1.02 to 1.00
 --------------------------------------- ----------------------------------
             March 31, 2002                        1.07 to 1.00
 --------------------------------------- ----------------------------------
             June 30, 2002                         1.13 to 1.00
 --------------------------------------- ----------------------------------
           September 30, 2002                      1.17 to 1.00
 --------------------------------------- ----------------------------------
           December 31, 2002                       0.71 to 1.00
 --------------------------------------- ----------------------------------
     March 31, 2003 and thereafter                 1.25 to 1.00
 --------------------------------------- ----------------------------------

(b) After Satisfaction of Cleveland Cessation Condition. The Company will not permit the Fixed Charge Coverage Ratio for any Applicable Fixed Charge Period specified in the following table to be less than or equal to the ratio corresponding to such period in the table, provided that this paragraph shall be in effect with respect to an Applicable Fixed Charge Period ending at the end of a particular fiscal quarter only if, on the last day of such fiscal quarter, the Cleveland Cessation Condition has been satisfied.


 --------------------------------------- ----------------------------------
 Applicable Fixed Charge Period Ending             Minimum Ratio
 --------------------------------------- ----------------------------------
             June 30, 2000                         1.05 to 1.00
 --------------------------------------- ----------------------------------
           September 30, 2000                      1.11 to 1.00
 --------------------------------------- ----------------------------------
           December 31, 2000                       1.14 to 1.00
 --------------------------------------- ----------------------------------
             March 31, 2001                        1.09 to 1.00
 --------------------------------------- ----------------------------------
             June 30, 2001                         1.17 to 1.00
 --------------------------------------- ----------------------------------
           September 30, 2001                      1.20 to 1.00
 --------------------------------------- ----------------------------------
           December 31, 2001                       0.93 to 1.00
 --------------------------------------- ----------------------------------
             March 31, 2002                        0.98 to 1.00
 --------------------------------------- ----------------------------------
             June 30, 2002                         1.04 to 1.00
 --------------------------------------- ----------------------------------
           September 30, 2002                      1.08 to 1.00
 --------------------------------------- ----------------------------------
           December 31, 2002                       0.66 to 1.00
 --------------------------------------- ----------------------------------
     March 31, 2003 and thereafter                 1.25 to 1.00
 --------------------------------------- ----------------------------------

For the purposes of this Section 8.11, the "Applicable Fixed Charge Period" means (a) with respect to the calculation of the Fixed Charge Coverage Ratio for the fiscal quarters ended March 31, 2000, June 30, 2000, and March 31, 2003, the fiscal quarter then ended; (b) with respect to the calculation of the Fixed Charge Coverage Ratio for the fiscal quarters ended September 30, 2000 and June 30, 2003, the two fiscal quarters then ended; (c) with respect to the calculation of the Fixed Charge Coverage Ratio for the fiscal quarters ended December 31, 2000 and September 30, 2003, the three fiscal quarters then ended; and (d) with respect to the calculation of the Fixed Charge Coverage Ratio at the end of all other fiscal quarters, the four fiscal quarters then ended.


         4.5      Minimum SBQ Division EBITDA.

The following Section 8.12A is inserted after Section 8.12:


         8.12A.   Minimum SBQ Division EBITDA.

                  (a) Subject to the provisions of Section 8.12A(b) below, the Company will not permit the aggregate amount of SBQ Division EBITDA for any fiscal quarter ending on or after September 30, 2000 to be less than $1.00.

(b) Notwithstanding the foregoing, the terms of the covenant in this Section 8.12A are subject to the provisions set forth in a letter agreement dated as of May 15, 2000 among the Company, the holders of the Notes, the Banks, and certain other parties.

         4.6      Minimum Consolidated EBITDA.

Section 8.12 is deleted and the following Section 8.12 is substituted therefor:

         8.12.    Minimum Consolidated EBITDA.

(a) Prior to Satisfaction of Cleveland Cessation Condition. The Company will not permit the aggregate amount of Consolidated EBITDA for any Applicable EBITDA Period specified in the following table to be less than the amount corresponding to such period in such table, provided that this paragraph shall be in effect with respect to an Applicable EBITDA Period ending at the end of a particular fiscal quarter only if, on the last day of such fiscal quarter, the Cleveland Cessation Condition has not been satisfied:


--------------------------------------- ----------------------------------
   Applicable EBITDA Period Ending               Minimum EBITDA
--------------------------------------- ----------------------------------
            March 31, 2000                         $3,453,000
--------------------------------------- ----------------------------------
            June 30, 2000                          $20,935,000
--------------------------------------- ----------------------------------
          September 30, 2000                       $46,350,000
--------------------------------------- ----------------------------------
          December 31, 2000                        $63,778,000
--------------------------------------- ----------------------------------
            March 31, 2001                         $79,625,000
--------------------------------------- ----------------------------------
            June 30, 2001                          $90,021,000
--------------------------------------- ----------------------------------
          September 30, 2001                       $94,128,000
--------------------------------------- ----------------------------------
          December 31, 2001                        $99,417,000
--------------------------------------- ----------------------------------
            March 31, 2002                        $104,096,000
--------------------------------------- ----------------------------------
            June 30, 2002                         $108,952,000
--------------------------------------- ----------------------------------
          September 30, 2002                      $112,636,000
--------------------------------------- ----------------------------------
        December 31, 2002 and                     $116,033,000
              Thereafter
--------------------------------------- ----------------------------------

(b) After Satisfaction of Cleveland Cessation Condition. The Company will not permit the aggregate amount of Consolidated EBITDA for any Applicable EBITDA Period specified in the following table to be less than the amount corresponding to such period in such table, provided that this paragraph shall be in effect with respect to an Applicable EBITDA Period ending at the end of a particular fiscal quarter only if, on the last day of such fiscal quarter, the Cleveland Cessation Condition has been satisfied:


--------------------------------------- ----------------------------------
   Applicable EBITDA Period Ending               Minimum EBITDA
--------------------------------------- ----------------------------------
            June 30, 2000                          $20,935,000
--------------------------------------- ----------------------------------
          September 30, 2000                       $46,350,000
--------------------------------------- ----------------------------------
          December 31, 2000                        $61,848,000
--------------------------------------- ----------------------------------
            March 31, 2001                         $75,244,000
--------------------------------------- ----------------------------------
            June 30, 2001                          $83,189,000
--------------------------------------- ----------------------------------
          September 30, 2001                       $84,847,000
--------------------------------------- ----------------------------------
          December 31, 2001                        $89,616,000
--------------------------------------- ----------------------------------
            March 31, 2002                         $94,295,000
--------------------------------------- ----------------------------------
            June 30, 2002                          $99,150,000
--------------------------------------- ----------------------------------
          September 30, 2002                      $102,834,000
-------------------------------------- ----------------------------------
        December 31, 2002 and                     $106,231,000
              Thereafter
--------------------------------------- ----------------------------------

For the purposes of this Section 8.12, the "Applicable EBITDA Period" means (a) with respect to the calculation of Consolidated EBITDA for the fiscal quarter ended March 31, 2000, the fiscal quarter ended March 31, 2000; (b) with respect to the calculation of Consolidated EBITDA for the fiscal quarter ended June 30, 2000, the two fiscal quarters ended June 30, 2000; (c) with respect to the calculation of Consolidated EBITDA for the fiscal quarter ended September 30, 2000, the three fiscal quarters ended September 30, 2000; (d) with respect to the calculation of Consolidated EBITDA for each fiscal quarter ended after September 30, 2000, the four fiscal quarters then ended.


         4.7      Minimum Tangible Net Worth.

Section 8.13 is deleted and the following Section 8.13 is substituted therefor:

         8.13.    Minimum Tangible Net Worth

The Company will not permit Consolidated Tangible Net Worth at any time to be less than (i) (A) $118,000,000 prior to the satisfaction of the Cleveland Cessation Condition, and (B) $104,000,000 after the satisfaction of the Cleveland Cessation Condition, plus (ii) fifty percent (50%) of Adjusted Net Income (only if greater than Zero Dollars ($0)) of the Company and its Subsidiaries on a consolidated basis for each fiscal quarter of the Company ending after December 31, 1999, minus (iii) the sum of the amounts by which
Consolidated Tangible Net Worth was reduced (i.e. the amount by which stockholders' equity was reduced) after December 31, 1999 by any TNW Adjustment plus (iv) all of the Net Proceeds from each Equity Issuance by the Company after December 31, 1999.


         4.8      Capital Expenditures.

Section 8.14 is deleted and the following Section 8.14 is substituted  therefor:
8.14. Capital Expenditures The Company will not permit the aggregate amount of Capital Expenditures of the Company and the Restricted Subsidiaries to be greater than: (i) Forty Million Dollars ($40,000,000) during the Company's fiscal year ending June 30, 2000; (ii) Forty Million Dollars ($40,000,000) during the Company's fiscal year ending June 30, 2001; and (iii) Twenty-Five Million Dollars ($25,000,000) during the Company's fiscal year ending June 30, 2002. If there is a shut-down and discontinuance of operations of American Steel & Wire, Inc.'s facility in Cleveland, Ohio, the Company thereafter will not make, or permit any of the Restricted Subsidiaries to make, any Capital Expenditures with respect to such facility, except that the Company may expend up to $500,000 to the extent that such expenditures are necessary in connection with the shut down or sale of such facility. To the extent that the aggregate amount of Capital Expenditures of the Company and the Restricted Subsidiaries during a fiscal year is less than the amount that is permitted by the first sentence of this Section 8.14 (the result of such permitted amount minus the actual amount of Capital Expenditures during a fiscal year being the "Unused Amount of Capital Expenditures" with respect to such fiscal year), the aggregate amount of Capital Expenditures that may be made by the Company and the Restricted Subsidiaries during the next succeeding fiscal year of the Company will be the sum of the amount permitted by clause (ii) or (iii) of this Section 8.14, as applicable, plus the Unused Amount of Capital Expenditures with respect to the previous fiscal year.


         4.9      Debt.

Clause (h) of Section 8.16 is redesignated as clause (i); the reference in such redesignated clause (i) to clause (g) of Section 8.16 is changed so as to refer to clause (h); the word "and" is deleted at the end of clause (g); and the following clause (h) is inserted after clause (g) of Section 8.16:

     (h) Debt that consists of the New BSE Loan and a Guaranty of the New BSE Loan; and


         4.10     AIR Dispute Settlement.

The following Section 8.25 is inserted after Section 8.24:

                  8.25.    AIR Dispute Settlement.

                  The Company will not enter into or agree to any AIR Dispute Settlement without the prior written consent of the Majority Holders.


         4.11     Additional Cross Default

The word "or" is deleted from the end of clause (j) of Section 10.1; "; or" is added to the end of clause (k); and the following clause (l) is added to the end of Section 10.1:

         (l) Other Cross Defaults. Any of the following shall have occurred and be continuing: (i) an "Event of Default" under and as defined in that certain Indenture of Trust dated as of December 1, 1998 by and between Development Authority of Bartow County and Sun Trust Bank, Atlanta, as Trustee, relating to certain property of BSE; (ii) a "Default" under and as defined in that certain Equipment Lease Agreement dated as of December 31, 1998 by and among the Company and BSE, as lessees, and Banc of America Leasing & Capital, LLC, as lessor;
(iii) a "Default" under and as defined in that certain Equipment Lease Agreement dated as of June 29, 1999 by and among the Company and BSE, as lessees, and First Security National Bank Association, as Owner Trustee, as lessor; or (iv) a "Lease Event of Default" under and as defined in that certain Equipment Lease
Agreement dated as of September 30, 1997 by and between Chase Manhattan Trust Company, National Association, as Owner Trustee, as Lessor, and the Company, as Lessee.


         4.12     New Definitions.

The following definitions are inserted in Section 11.1 in alphabetical order:

Adjusted Net Income - means, for any period, the sum of (i) the net income of the Company and its Subsidiaries as shown in the financial statements for the Company and its Subsidiaries for such period prepared in accordance with GAAP and (ii) any TNW Adjustment with respect to such period.

AIR Dispute Settlement - means an agreement or arrangement pursuant to which the Company's obligations with respect to its membership interest in AIR, the purchase of goods from AIR, or the indebtedness of AIR is compromised, settled, amended or paid.

Applicable EBITDA Period - Section 8.12.

BSE Collateral Documents - means the documents listed on Schedule 1.2A hereto, pursuant to which BSE has granted Liens upon assets of BSE as collateral for the New BSE Loan, the other Secured Obligations (as defined in the Intercreditor Agreement), and/or indebtedness owed by BSE to the Company, all of which indebtedness owed by BSE to the Company has been assigned to the Collateral Agent as additional collateral for the Secured Obligations.

BSE Credit Agreement - has the meaning set forth in the definition of New BSE Loan in this Section 11.1.

Claims and Expenses - Section 12.9.

Cleveland Cessation Condition - means, in order to be satisfied as of any date, that the Company (a) has shut down and discontinued operations at American Steel & Wire, Inc.'s facility in Cleveland, (b) has completed the sale of American Steel & Wire, Inc.'s Cleveland facility to a Person that is not a Subsidiary or Affiliate of the Company, with no continuing interest in the profits, losses or value of the Cleveland facility and no continuing obligations with respect to its operations (other than by virtue of representations, warranties and indemnity obligations customary in such transactions), or (c) has completed a transaction in the nature of a joint venture pursuant to which American Steel & Wire, Inc.'s Cleveland operations have been transferred, at no cost to the Company (i.e. no cost to the Company or any Subsidiary or Affiliate of the Company), to a separate legal entity in which the Company may have an ownership interest or other profit participation under an arrangement where the Company has no initial or continuing obligation to contribute capital (other than the operating assets of the Cleveland facility) or operating or other funds to such entity (other than by virtue of representations, warranties and indemnity obligations customary in such transactions) and has no obligation to supply product to or purchase product from such entity or otherwise guaranty or purchase any debts or obligations of such entity (other than obligations of such entity to the holders of the Notes and to the Banks).

Indemnified Party - Section 12.9.

Indemnity Proceeding - Section 12.9.

New BSE Loan - means, the loan of up to $25,000,000 made to BSE pursuant to the Credit Agreement dated as of the date hereof among BSE, the financial institutions party thereto, and Bank of America, N.A. as Agent (as may be amended from time to time, the "BSE Credit Agreement")

New BSE Loan Agent - means Bank of America, N.A., as agent for itself and the other New BSE Loan Lenders, and any replacement or successor agent under the BSE Credit Agreement.

New BSE Loan Lenders - means the financial institutions listed on the signature pages of the BSE Credit Agreement and their respective successors and assigns.

SBQ Division EBITDA - means, for any period, the portion of the Consolidated EBITDA for such period that is allocable to the Cleveland facility of the SBQ Division, such allocation to be made in a manner consistent with the Company's manner of allocation in respect thereof for the fiscal quarter ending on December 31, 1999 and as set forth in the written material furnished to the holders of the Notes on or before March 31, 2000.

Special Equity Issuance - has the meaning specified in the Intercreditor Agreement (as in effect on the date hereof).

TNW Adjustment - means, for any period, the net after-tax effect of any of the following expenses incurred during such period, but only to the extent that any such expense had been deducted during such period in the calculation of net income of the Company and its Subsidiaries as shown in the financial statements for the Company and its Subsidiaries for such period prepared in accordance with
GAAP:

(w) any expense incurred pursuant to severance plans in effect on December 31, 1999 with respect to officers of the Company whose employment by the Company ended prior to May 15, 2000 (excluding severance payments included in clause (y) or (z) of Section 8.13), (x) non-cash expenses incurred by the Company in connection with the shut down and discontinuance of operations, if any, of American Steel & Wire, Inc.'s Cleveland facility or the shut down and discontinuance of operations of the Company's Memphis facility, (y) cash expenses incurred by the Company as a result of, or continuing subsequent to, the shut down and discontinuance of operations at the Company's Memphis facility, which are required to be expended by law or contract or are payable pursuant to severance plans and policies in effect on December 31, 1999, including any lease payments made after such shut down with respect to such Memphis facility and (z) cash expenses incurred by the Company as a result of, or continuing subsequent to, the shut down and discontinuance of operations, if any, at American Steel & Wire, Inc.'s Cleveland facility which are required to be expended by law or contract or are payable pursuant to severance plans and policies in effect on December 31, 1999, including any lease payments made after such shut down with respect to such Cleveland facility, provided that the amount deducted pursuant to this clause (z), other than severance payments and ad valorem property taxes, shall not exceed $500,000 for any individual month.

Unused Amount of Capital Expenditures - Section 8.14.


         4.13     Amended Definitions.

The definitions in Section 11.1 of the following terms are deleted and the following definitions are substituted therefor:

         Consolidated EBITDA - means, for any period, the sum of (a) Consolidated Net Income for such period, plus (b) the aggregate amount (without duplication) of (i) taxes imposed on, or measured by, income or excess profits,
(ii) Consolidated Interest Expense, (iii) depreciation and amortization for such period, (iv) any expense incurred pursuant to severance plans in effect on December 31, 1999 with respect to officers of the Company whose employment by the Company ended prior to May 15, 2000 (excluding severance payments included in clause (ix) below in this definition), (v) any costs attributable to the issuance by the Company of warrants in connection with the execution of the BSE Credit Agreement (including amortization of debt issuance costs relating to the issuance of such Warrants), (vi) amortization of debt expense, (vii) any amount included in Consolidated Net Income that is allocable to a minority interest owned in a Restricted Subsidiary by a Person that is not a Subsidiary, (viii) non-cash expenses incurred by the Company in connection with the shut down and discontinuance of operations, if any, at American Steel & Wire, Inc.'s Cleveland facility or the shut down and discontinuance of operations of the Company's Memphis facility, and (ix) cash expenses incurred by the Company as a result of, or continuing subsequent to, the shut down and discontinuance of operations at the Company's Memphis facility or the shut down and discontinuance of operations, if any, at American Steel & Wire Inc.'s Cleveland facility which are required to be expended by law or contract or are payable pursuant to severance plans and policies in effect on December 31, 1999, including any lease payments made with respect to such Cleveland facility or Memphis facility after such shut down, provided that the amount added back pursuant to this clause (ix) with respect to American Steel & Wire, Inc.'s Cleveland facility, other than severance payments and ad valorem property taxes, shall not exceed $500,000 in any individual month (to the extent, and only to the extent, that any such amount in clauses (i), (ii), (iii), (iv), (v), (vi), (vii), (viii) or (ix) was deducted in the computation of Consolidated Net Income for such period), in each case accrued for such period by the Company and the Restricted Subsidiaries, determined on a consolidated basis for such Persons.

         Consolidated EBITDAR - means, for any period, the sum of (a) Consolidated EBITDA for such period, plus (b) Rental Expense for such period (to the extent, and only to the extent, deducted in the computation of Consolidated Net Income for such period and excluding any Rental Expense that was added back in the calculation of such Consolidated EBITDA).

         Consolidated Interest Expense - means, for any period, all interest charges for such period accrued on or with respect to Debt of the Company and the Restricted Subsidiaries (including, without limitation, amortization of debt discount and imputed interest on Capitalized Lease obligations, but excluding amortization of debt issuance costs relating to the issuance of the warrants referred to in clause (v) of the definition of Consolidated EBITDA and amortization of debt expense).

         Intercreditor Agreement - means

                  (a) that certain Amended and Restated Collateral Agency and Intercreditor Agreement dated as of the date hereof, among SouthTrust Bank, National Association (as successor Collateral Agent to State Street Bank and Trust Company), the Agent under the Credit Agreement, the Banks, the L/C Issuers, the holders of the 1993 Notes, the holders of the Notes, The Chase Manhattan Trust Company, National Association, as successor to PNC Bank, National Association, as successor to PNC Bank, Kentucky, Inc., in the capacity specified therein, First Union National Bank, in the capacity specified therein, the Company and each of the Restricted Subsidiaries identified on the signature pages thereto, which agreement amends and restates an agreement initially dated as of October 12, 1999, and/or

                  (b) that certain Collateral Agency and Intercreditor Agreement dated as of the date hereof, among SouthTrust Bank, National Association, the Agent under the Credit Agreement, the Banks, the L/C Issuers, the holders of the 1995 Notes, the holders of the Notes, The Chase Manhattan Trust Company, National Association, as successor to PNC Bank, National Association, as successor to PNC Bank, Kentucky, Inc., in the capacity specified therein, First Union National Bank, in the capacity specified therein, the Company and each of the Restricted Subsidiaries identified on the signature pages thereto, which agreement amends and restates an agreement initially dated as of November 12, 1999, in each case as amended, restated or otherwise modified from time to time. So long as both such agreements shall remain in effect, the term "Intercreditor Agreement" shall be deemed to be a collective reference to both such agreements. If at any time only one of such agreements shall be in effect, the term "Intercreditor Agreement" shall be deemed to be a reference to such agreement.

Restricted Subsidiary - means, at any time, a Subsidiary

               (a) organized under the laws of the United States, Puerto Rico or Canada or a jurisdiction thereof at such time,

               (b) that conducts substantially all of its business and has substantially all of its Property within the United States, Puerto Rico and Canada at such time, and

               (c) at least eighty percent (80%) (by number of votes) of each class of Voting Stock of which and one hundred percent (100%) of all other equity Securities of which are legally and beneficially owned by the Company and its Wholly-Owned Restricted Subsidiaries at such time.

Subsidiary - means, at any time, a corporation, partnership, limited liability company or other business entity of which the Company owns, directly or indirectly, more than 50% (by number of votes) of each class of Voting Stock at such time.

Voting Stock - means capital stock (or equivalent ownership interest) of any class or classes of a corporation, partnership, limited liability company or other business entity, the holders of which are ordinarily, in the absence of contingencies, entitled to elect corporate directors, managers or trustees (or Persons performing similar functions).

         4.14 Further Amendment of Definitions. The definition of Consolidated Net Income is amended by deleting the text of clause (h) therefrom and substituting "Intentionally Deleted" therefor.


         4.15   Indemnification.

The following Section 12.9 is inserted after Section 12.8:

12.9.    Indemnification.
         (a) The Company shall and hereby agrees to indemnify, defend and hold harmless each holder of Notes, the Collateral Agent and their respective directors, trustees, officers, shareholders, agents, employees and counsel (each referred to herein as an "Indemnified Party") from and against any and all losses, claims, damages, liabilities, deficiencies, judgments or expenses of every kind and nature (including, without limitation, amounts paid in settlement, court costs and the fees and disbursements of counsel incurred in connection with any litigation, investigation, claim or proceeding or any advice rendered in connection therewith) (the foregoing items referred to herein as "Claims and Expenses") incurred by an Indemnified Party arising out of or by reason of any suit, cause of action, claim, arbitration, investigation or settlement, consent decree or other proceeding (the foregoing referred to herein as an "Indemnity Proceeding") which arise out of, or are in any way related directly or indirectly to: (i) this Agreement, any other Note Purchase Agreement, any of the other Financing Documents, or the transactions contemplated thereby; (ii) the purchase of Notes under any of the Note Purchase Agreements; (iii) any actual or proposed use by the Company of the proceeds of the Notes; (iv) the holders of the Notes having entered into this Agreement and the other Note Purchase Agreements; (v) the fact that the holders of the Notes are creditors of the Company and have or are alleged to have information regarding the financial condition, strategic plans or business operations of the Company and the Subsidiaries; (vi) the fact that the holders of the Notes are material creditors of the Company and are alleged to influence directly or indirectly the business decisions or affairs of the Company and the Subsidiaries or their financial condition; (vii) the exercise of any right or remedy the holders of the Notes or the Collateral Agent may have under this Agreement, the other Note Purchase Agreements, or the other Financing Documents; provided, however, that the Company shall not be obligated to indemnify any Indemnified Party for any acts or omissions of such Indemnified Party in connection with matters described in this subparagraph
              (vii) that  constitute  gross  negligence  or willful  misconduct;
              (viii) any violation or non-compliance by the Company or any Subsidiary of any law or regulation (including any Environmental Protection Law) including, but not limited to, any Indemnity Proceeding commenced by (A) the Internal Revenue Service or a state taxing authority or (B) any Governmental Authority or other Person under any Environmental Protection Law, including any Indemnity Proceeding commenced by a Governmental Authority or other Person seeking remedial or other action to cause the Company or its Subsidiaries (or its respective properties) (or the holders of the Notes or Collateral Agent (or their respective nominees) as successors to the Company) to be in compliance with such Environmental Protection Laws.

(b) This indemnification shall apply to all Indemnity Proceedings arising out of, or related to, the foregoing whether or not an Indemnified Party is a named party in such Indemnity Proceeding. In this connection, this indemnification shall cover all costs and expenses of any Indemnified Party in connection with any deposition of any Indemnified Party or compliance with any subpoena (including any subpoena requesting the production of documents). This indemnification shall, among other things, apply to any Indemnity Proceeding commenced by other creditors of the Company or any Subsidiary, any shareholder of the Company or any Subsidiary (whether such shareholder(s) are prosecuting such Indemnity Proceeding in their individual capacity or derivatively on behalf of the Company), any account debtor of the Company or any Subsidiary or by any Governmental Authority.

(c) This indemnification shall apply to any Indemnity Proceeding arising during the pendency of any bankruptcy proceeding filed by or against the Company and/or any Subsidiary.

(d) An Indemnified Party may conduct its own investigation and defense of, and may formulate its own strategy with respect to, any Indemnity Proceeding covered by this Section and, as provided above, all costs and expenses incurred by the Indemnified Party shall be reimbursed by the Company if (i) such investigation and defense has been specifically authorized in writing by the Company, or (ii) the named parties to any Indemnity Proceeding (including any impleaded parties) include both the Company and such Indemnified Party and representation of both the Company and such Indemnity Party by the same counsel would be inappropriate due to actual or potential conflicts of interests. No action taken by legal counsel chosen by an Indemnified Party in investigating or defending against any such Indemnity Proceeding shall vitiate or in any way impair the obligations and duties of the Company hereunder to indemnify and hold harmless each such Indemnified Party; provided, however, that (i) if the Company is required to indemnify an Indemnified Party pursuant hereto and (ii) the Company has provided evidence reasonably satisfactory to such Indemnified Party that the Company has the financial wherewithal to reimburse such Indemnified Party for any amount paid by such Indemnified Party with respect to such Indemnity Proceeding, such Indemnified Party shall not settle or compromise any such Indemnity Proceeding without the prior written consent of the Company (which consent shall not be unreasonably withheld or delayed).

(e) If and to the extent that the obligations of the Company hereunder are unenforceable for any reason, the Company hereby agrees to make the maximum contribution to the payment and satisfaction of such obligations which is permissible under applicable law.

(f) Subject to the immediately following subsection (g), the Company's obligations hereunder shall survive any termination of this Agreement and the other Financing Documents and the payment in full of the Notes, and are in addition to, and not in substitution of, any other of their obligations set forth in this Agreement or any other Financing Document to which it is a party.

Notwithstanding the foregoing, the Company shall have no obligation to any Indemnified Party under the provisions of this Section with respect to Claims and Expenses incurred or arising after the date (the "Cutoff Date") five years following the indefeasible payment in full of all of the Notes and the termination of this Agreement and the other Financing Documents in accordance with their terms; provided, however, the foregoing limitation shall not apply to Claims and Expenses (i) in respect of which an Indemnified Party has specifically made written demand for indemnification under this Section prior to the Cutoff Date or (ii) relating to alleged criminal acts of the Company, any Subsidiary, or any of their respective officers, directors, employees and agents or claims that the Company or any of its Subsidiaries (x) did not have the power and authority to enter into and perform their obligations under the Financing Documents or (y) acted wrongfully in entering into and performing their obligations under the Financing Documents.


     4.16 Attachment of Schedule 1.2A to Existing Note Purchase Agreement.


         Schedule 1.2A attached hereto is hereby attached to the Existing Note Purchase Agreement as Schedule 1.2A.


     4.17 Pending Litigation .


         The words "Except as otherwise disclosed in writing to the holders of the Notes on or before May 15, 2000," are added to the beginning of Section 2.4.


5.       CONDITIONS PRECEDENT

The grant of collateral pursuant to the BSE Collateral Documents will be effective at the times that fully executed counterparts of the respective BSE Collateral Documents are delivered to the grantee of the collateral. Any warrants delivered pursuant to the BSE Credit Agreement will be effective when they are delivered to the holders thereof (or to their special counsel). The amendments set forth in Sections 2.1, 2.2 and 4 shall become effective upon the satisfaction of the following conditions (the date of such effectiveness is herein referred to as the "Effective Date"):


5.1 Certificates.


          (a) Company Officer's Certificate. The Company shall have delivered to the Noteholders (or their special counsel) a certificate signed by the Chairman, the Vice Chairman, the President or the Executive Vice President-Chief Financial Officer of the Company, dated the Effective Date, certifying that (i) no Default or Event of Default under the Amended Note Purchase Agreement exists and (ii) the representations and warranties set forth in Section 3 (including those incorporated by reference from the 1999 Second Amendment and the BSE Credit Agreement) and in each of the other Financing Documents are true and correct on the Effective Date.


          (b) Company Secretary's Certificate. The Company shall have delivered to the Noteholders a certificate signed by the Secretary or one of the Assistant Secretaries of the Company, dated the Effective Date, certifying as true and correct copies of the Company's charter and by-laws and the resolutions attached thereto and other corporate proceedings relating to the authorization, execution and delivery of each of the Financing Documents to which the Company is a party.


          (c) Subsidiary and BSE Secretary's Certificates. BSE and each other Restricted Subsidiary entering into one or more of the Financing Documents shall have delivered to the Noteholders a certificate signed by the Secretary or one of the Assistant Secretaries of BSE or such other Restricted Subsidiary, dated the Effective Date, certifying as true and correct (with respect to Restricted Subsidiaries other than BSE) copies of such Restricted Subsidiary's charter and by-laws and the resolutions attached thereto and other corporate proceedings relating to the authorization, execution and delivery of the Financing Documents to which such Restricted Subsidiary is a party and, with respect to BSE, certifying as true and correct copies of BSE's operating agreement and the proceedings taken by it relating to the authorization, execution and delivery of the Financing Documents to which it is a party.

         5.2      Opinions of Counsel.

     The Noteholders shall have received opinions from

          (a) Balch & Bingham LLP and Burr & Forman LLP, special counsel for the Company, BSE and the other Restricted Subsidiaries, and


          (b)  special  local  counsel  for  the  Company,  BSE  and  the  other
     Restricted  Subsidiaries,   as  applicable,   in  the  States  of  Georgia,
     Mississippi, and New York,

          (c) each dated as of the Effective Date, substantially in the respective forms set forth in Exhibit A1 and Exhibit A2, and as to such other matters as the Noteholders may reasonably request. The Noteholders also shall have received an opinion from Bingham Dana LLP, special counsel for the Noteholders, in form and substance satisfactory to the Noteholders.

         5.3      Amendment to 1993 Agreement.

The Company and the 1993 Noteholders shall have delivered to the Noteholders (or their special counsel) a true and correct counterpart of the fully executed Amendment to 1993 Agreement.


         5.4      Seventh Amendment to Credit Agreement.

The Company, the Banks and the Agent shall have delivered to the Noteholders (or their special counsel) a true and correct counterpart of the fully executed Seventh Amendment to Credit Agreement, which shall be in form and substance satisfactory to the Noteholders and their special counsel.


         5.5      Amendment to Letter of Credit Documents.

The Company shall have delivered to the Noteholders (or their special counsel) a true and correct counterpart of an Amendment to PNC Reimbursement Agreement, which shall be in form and substance satisfactory to the Noteholders and their special counsel.


         5.6      Amendment to Intercreditor Agreement.

The Banks, the 1993 Noteholders, the L/C Issuers, SouthTrust Bank, National Association, the Company, BSE, the Owner Trustee, the Indenture Trustee and each of the Restricted Subsidiaries identified on the signature pages thereto, shall have delivered to the Noteholders (or their special counsel) a fully executed counterpart of the Amended and Restated Collateral Agency and Intercreditor Agreement, in the form attached hereto as Exhibit B (the "Amended Intercreditor Agreement").


         5.7      Amendment to Memphis Lease Documents.

The Company shall have delivered to the Noteholders (or their special counsel) a true and correct counterpart of the Waiver and Amendment No. 1 to the Melt Shop Equipment Financing Documents, which shall be in form and substance satisfactory to the Noteholders and their special counsel.

         5.8      BSE Collateral Documents.


          (a) Delivery of Documents. The Company shall have delivered to the Collateral Agent (or its special counsel) a fully executed counterpart of each of the BSE Collateral Documents, each duly executed by BSE, together with assignments to the Collateral Agent from the Company of any of its rights under such documents with respect to which the Company shall have been granted any collateral or other rights, each of which documents and assignments shall be in form acceptable to the Noteholders (or their special counsel). The BSE Collateral Documents shall include, without limitation, a mortgage and security agreement pursuant to which BSE grants to the Collateral Agent, as security for the Secured Obligations, as defined in the Intercreditor Agreement, a mortgage upon and security interest in BSE's rolling mill and other fixed assets located in Jackson, Mississippi and all of BSE's accounts receivable, inventory (wherever located) and general intangibles, all whether now owned or hereafter acquired.


          (b) Perfection of Liens. BSE and the Company shall have executed and delivered to the Collateral Agent all UCC-1 financing statements as are necessary to perfect the Liens of the Company in the collateral granted to the Company which may be perfected by the filing thereof and to evidence the assignment thereof to the Collateral Agent.


          (c) Title Matters. With respect to each of the mortgages or deeds of trust included in the BSE Collateral Documents, the Company shall have delivered or caused to be delivered to the Collateral Agent one or more loan policies of title insurance, or commitments therefor, satisfactory to the Noteholders (or their special counsel) and showing no exceptions to title except as reasonably acceptable to the Noteholders (or their special counsel).


          (d) Certificates of Insurance. The Company shall have caused BSE to deliver to the Noteholders (or their special counsel) certificates of insurance evidencing the insurance required by the BSE Collateral Documents, showing the Collateral Agent as loss payee (as its interest may appear) thereunder.


          (e) Taxes. All taxes, fees and other charges payable in connection with the execution, delivery, recording, filing and registration of the BSE Collateral Documents shall have been paid or provision for such payment shall have been made to the reasonable satisfaction of the Noteholders (or their special counsel).

         5.9      Lien Searches.

The Noteholders (or their special counsel) shall have received Lien searches showing that the Collateral (as defined in the BSE Collateral Documents) granted by BSE pursuant to the BSE Collateral Documents is subject to no Liens other than Liens permitted under Section 8.17(a)` of the Amended Note Purchase Agreement.


         5.10     New BSE Loan.

The BSE Credit Agreement shall have been executed and delivered by each of the parties thereto and the conditions precedent to BSE receiving its initial loan thereunder shall have been satisfied.

         5.11     Payment of Special Counsel and Financial Advisor Fees.

Without limiting the provisions of Section 6.3, the Company shall have paid on or before the Effective Date the fees, charges and disbursements of the Noteholders' special counsel referred to in Section 5.2, and Nightingale & Associates, LLC, in each case to the extent reflected in statements rendered to the Company on or prior to the Effective Date.


         5.12     Proceedings and Documents Satisfactory.

All opinions, certificates and other instruments and all proceedings taken in connection with the execution and delivery of this Agreement and the transactions contemplated hereby shall be reasonably satisfactory to the Noteholders and their special counsel; and the Noteholders and their special counsel shall have received copies of such documents and papers as may be reasonably requested in connection therewith.


6.       MISCELLANEOUS

         6.1      Effect of Amendment.

If the foregoing is acceptable to you, please note your acceptance in the space provided below. Upon the execution and delivery of this Agreement by each of the Noteholders and the Company, the conditions set forth in Section 5 shall be deemed satisfied or waived and the Existing Note Purchase Agreement shall be deemed to be amended as set forth above. This Agreement shall be binding upon, and shall inure to the benefit of, the permitted successors and assigns of the parties hereto and the holders from time to time of the Notes.


         6.2      No Legend Required.

Any and all notices, requests, certificates and other instruments including, without limitation, the Notes, may refer to the Note Purchase Agreement or the Note Purchase Agreement, in each case dated as of September 1, 1993 or as of October 12, 1999, without making specific reference to this Second Amendment to Note Purchase Agreement, but nevertheless all such references shall be deemed to include this Second Amendment to Note Purchase Agreement unless the context shall otherwise require.


         6.3      Fees and Expenses.

Whether or not the transactions herein contemplated shall be consummated, the Company agrees to pay directly all reasonable out-of-pocket travel expenses and other reasonable out-of-pocket expenses of the Noteholders in connection with the preparation, negotiation, execution and delivery of the Financing Documents and the Amended Note Purchase Agreement, and the transactions contemplated hereby and thereby, including, but not limited to, the reasonable fees and disbursements of Bingham Dana LLP, the Noteholders' special counsel, and Nightingale & Associates, LLC, financial advisor to the Noteholders and the 1993 Noteholders, photocopying costs, and so long as any Noteholder shall hold any of the Notes, all such expenses relating to any amendments, waivers or consents pursuant to the provisions of the Amended Note Purchase Agreement, including, without limitation, any amendments, waivers or consents resulting from any work-out, restructuring or similar events relating to the performance by the Company and the Subsidiaries of their respective obligations under the Financing Documents, the Amended Note Purchase Agreement and the Notes. The Company also agrees that it will pay and save each Noteholder harmless against any and all liability with respect to stamp and other similar taxes, if any, which may be payable or which may be determined to be payable in connection with the execution and delivery of the Financing Documents and this Agreement. The Company agrees to protect and indemnify each Noteholder against any liability for any and all brokerage fees and commissions payable or claimed to be payable to any Person retained by the Company, the Restricted Subsidiaries, or any of the Affiliates that are controlled by the Company in connection with the transactions contemplated by this Agreement.

         6.4      Survival.

All warranties, representations, certifications and covenants made by the Company in this Agreement or in any certificate or other instrument delivered by it or on its behalf under this Agreement shall be considered to have been relied upon by the Noteholders and shall survive the execution of this Agreement, regardless of any investigation made by or on behalf of the Noteholders. All statements in any such certificate or other instrument shall constitute warranties and representations of the Company under this Agreement.

         6.5      Duplicate Originals; Execution in Counterpart.

Two or more duplicate originals of this Agreement may be signed by the parties, each of which shall be an original but all of which together shall constitute one and the same instrument. This Agreement may be executed in one or more counterparts and shall be effective when at least one counterpart shall have been executed by each party to this Agreement, and each set of counterparts which, collectively, show execution by each such party to this Agreement shall constitute one duplicate original.


         6.6      Release of Claims.

The Company, for itself and all of its predecessors, successors and assigns, acknowledges, affirms and represents that immediately prior to giving effect to this Agreement, it is legally, validly and enforceably obligated to each of the Noteholders under and pursuant to the Notes and the Existing Note Purchase Agreement and that the Company has no defense, offset, counterclaim or right of recoupment with regard to such obligations. Additionally, the Company for itself and all of its predecessors, successors and assigns, does hereby fully, forever and completely release and discharge each of the Noteholders and all of their respective employees, officers, directors, trustees, shareholders, affiliates, agents, attorneys, representatives, predecessors, successors and assigns (collectively, the "Released Parties"), from any and all claims, demands, liabilities, damages and causes of action of any kind whatsoever, whether based on facts in existence prior to or as of the date hereof, whether known or unknown, which the Company may now have or may have had at any time heretofore or may have at anytime hereafter, whether for contribution or indemnity or otherwise, and whether direct or indirect, fixed or contingent, liquidated or unliquidated, arising out of or related in any way to any of the following: (a) the Notes and the Existing Note Purchase Agreement and all documents relating thereto or executed in connection therewith (the "Existing Note Documents"); and
(b) any action, inaction or omission by any of the Released Parties in connection with the Existing Note Documents or the administration thereof.


         6.7      Governing Law.

THIS AGREEMENT SHALL BE CONSTRUED IN ACCORDANCE WITH AND SHALL BE GOVERNED BY THE INTERNAL LAWS OF THE STATE OF NEW YORK.


                    [Remainder of page intentionally left blank; next page is signature page.]

                  If you are in agreement with the foregoing, please sign the form of acceptance in the space provided below, whereupon the foregoing shall become a binding agreement between you and the Company as of the date first above written.

                BIRMINGHAM STEEL CORPORATION

                By:      /s/  J. Daniel Garrett
                         ----------------------
                Name:         J. Daniel Garrett
                Title:        Vice President - Finance

                Very truly yours,
                PRINCIPAL LIFE INSURANCE COMPANY
                (f/k/a Principal Mutual Life Insurance Company)
                By:  Principal Capital Management, LLC,
                     A Delaware limited liability company,
                     Its authorized signatory

                By:      /s/  Sarah J. Pitts
                         -------------------
                Name:         Sarah J. Pitts
                Title:        Counsel

                By:      /s/  James C. Fifield
                         ---------------------
                Name:         James C. Fifield
                Title:        Counsel



                THE EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES

                By:      /s/  Robert Bayer
                         -----------------
                Name:         Robert Bayer
                Title:        Investment Officer



                NATIONWIDE LIFE INSURANCE COMPANY

                By:      /s/  Mark W. Poeppelman
                         -----------------------
                Name:         Mark W. Poeppelman
                Title:        Associate Vice President



                NATIONWIDE LIFE INSURANCE COMPANY (as successor to Employers Life Insurance Company of Wausau)

                By:      /s/  Mark W. Poeppelman
                         -----------------------
                Name:         Mark W. Poeppelman
                Title:        Associate Vice President


                CONNECTICUT GENERAL LIFE INSURANCE COMPANY
                By CIGNA Investments, Inc., its authorized agent

                By:      /s/  Stephen H. Wilson
                         ----------------------
                Name:         Stephen H. Wilson
                Title:        Managing Director


                LIFE INSURANCE COMPANY OF NORTH AMERICA
                By CIGNA Investments, Inc., its authorized agent

                By:      /s/  Stephen H. Wilson
                         ----------------------
                Name:         Stephen H. Wilson
                Title:        Managing Director



                ACE PROPERTY AND CASUALTY INSURANCE COMPANY
                By CIGNA Investments Inc., its authorized agent

                By:      /s/  Stephen H. Wilson
                         ----------------------
                Name:         Stephen H. Wilson
                Title:        Managing Director



                CENTURY INDEMNITY COMPANY
                By CIGNA Investments Inc., its authorized agent


                By:      /s/  Stephen H. Wilson
                         ----------------------
                Name:         Stephen H. Wilson
                Title:        Managing Director


                THE NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY

                By:      /s/  Richard A. Strait
                         ----------------------
                Name:         Richard A. Strait
                Title:        Its Authorized Representative
qqqq            AMERICAN UNITED LIFE INSURANCE COMPANY

                By:      /s/  Christopher D. Pahlke
                         --------------------------
                Name:    Christopher D. Pahlke
                Title:   Vice President Private Placements



                THE STATE LIFE INSURANCE COMPANY
                By American United Life Insurance Company, it's agent

                By:      /s/  Christopher D. Pahlke
                         --------------------------
                Name:         Christopher D. Pahlke
                Title:        Vice President Private Placements


                AMERITAS LIFE INSURANCE CORP.
                By:  Ameritas Investment Advisors Inc., as Agent

                By:      /s/  Patrick J. Henry
                         ---------------------
                Name:         Patrick J. Henry
                Title:        Vice President - Fixed Income Securities


                ACACIA LIFE INSURANCE COMPANY
                By:  Ameritas Investment Advisors Inc., as Agent

                By:      /s/  Patrick J. Henry
                         ---------------------
                Name:         Patrick J. Henry
                Title:        Vice President - Fixed Income Securities

                MTL INSURANCE COMPANY
                By:  Advantus Capital Management, Inc.

                By:      /s/  John Leiviska
                         ------------------
                Name:         John Leiviska
                Title:        Vice President


                GUARANTEE RESERVE LIFE INSURANCE COMPANY
                By:  Advantus Capital Management, Inc.


                By:      /s/  Marilyn Froelich
                         ---------------------
                Name:         Marilyn Froelich
                Title:        Vice President


                NATIONAL TRAVELERS LIFE COMPANY
                By:  Advantus Capital Management, Inc.

                By:      /s/  Joseph R. Betlej
                         ---------------------
                Name:         Joseph R. Betlej
                Title:        Vice President


                MINNESOTA LIFE INSURANCE COMPANY
                By:  Advantus Capital Management, Inc.

                By:      /s/  Steven S. Nelson
                         ---------------------
                Name:         Steven S. Nelson
                Title:        Vice President


                THE RELIABLE LIFE INSURANCE COMPANY
                By:  Advantus Capital Management, Inc.

                By:      /s/  Jeffrey R. Erickson
                         ------------------------
                Name:         Jeffrey R. Erickson
                Title:        Vice President


                SUN LIFE ASSURANCE COMPANY OF CANADA (U.S)


                By:      /s/  John N. Whelihan
                         ---------------------
                Name:         John N. Whelihan
                Title:        Vice President, U.S. Private Placements -
                              for President

                By:      /s/  Roy P. Creedon
                         -------------------
                Name:         Roy P. Creedon
                Title:        Assistant Vice President and Counsel - for
                              Secretary


                SUN LIFE ASSURANCE COMPANY OF CANADA


                By:      /s/  John N. Whelihan
                         ---------------------
                Name:         John N. Whelihan
                Title:        Vice President, U.S. Private Placements -
                              for President

                By:      /s/  Roy P. Creedon
                         -------------------
                Name:         Roy P. Creedon
                Title:        Assistant Vice President and Counsel - for
                              Secretary


                SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK


                By:      /s/  John N. Whelihan
                         ---------------------
                Name:         John N. Whelihan
                Title:        Vice President, U.S. Private Placements -
                              for President

                By:      /s/  Roy P. Creedon
                         -------------------
                Name:         Roy P. Creedon
                Title:        Assistant Vice President and Counsel - for
                              Secretary


                GENERAL ELECTRIC CAPITAL ASSURANCE COMPANY (formerly known as Great Northern Insured Annuity Corporation)

                By:      /s/  Morian C. Mooers
                         ---------------------
                Name:         Morian C. Mooers
                Title:        Investment Officer



                THE LINCOLN NATIONAL LIFE INSURANCE COMPANY
                By:      Lincoln Investment Management, Inc.,
                Its      Attorney-In-Fact

                By:      /s/  Annette M. Teders
                         ----------------------
                Name:         Annette M. Teders
                Title:        Vice President


                FEDERATED LIFE INSURANCE COMPANY
                By:      Advantus Capital Management, Inc.

                By:      /s/  Wayne R. Schmidt
                         ---------------------
                Name:    Wayne R. Schmidt
                Title:   Vice President



                FEDERATED MUTUAL INSURANCE COMPANY
                By:      Advantus Capital Management, Inc.

                By:      /s/  Loren Haugland
                         -------------------
                Name:         Loren Haugland
                Title:        Vice President

Exhibit No. 4.6

                                WARRANT AGREEMENT


                                     Between


                          BIRMINGHAM STEEL CORPORATION


                                       and


                        THE WARRANTHOLDERS PARTIES HERETO



                            Dated as of May 15, 2000

                          BIRMINGHAM STEEL CORPORATION

                       1000 Urban Center Drive, Suite 300
                         Birmingham, Alabama 35242-2516


                                WARRANT AGREEMENT


                                                     Dated as of: May 15, 2000



THE WARRANTHOLDERS LISTED
IN ANNEX 1 HERETO:

Ladies and Gentlemen:

         The undersigned, BIRMINGHAM STEEL CORPORATION, a Delaware corporation (herein, together with its successors in title and assigns, called the "Company"), proposes to issue to the Warrantholders listed on Annex 1 hereto (herein, as more particularly defined in Article VIII below, called the "Warrantholders"), Common Stock Purchase Warrants of the Company on the terms and subject to the conditions contained in this Agreement.

         Accordingly, the parties hereto agree as follows:

                                    ARTICLE I

                    AUTHORIZATION OF WARRANT; REPRESENTATIONS
                          AND WARRANTIES OF THE COMPANY

         The Company represents and warrants to the Warrantholders as follows:

         ss.1.01. Capitalization of Company. As more particularly set forth in ss.1.07 below, the equity capital of the Company consists of (a) seventy-five million (75,000,000) shares of authorized Common Stock, of which thirty-one million sixty-four thousand five hundred thirty (31,064,530) shares are issued and outstanding and (b) five million (5,000,000) shares of preferred stock, none of which are outstanding. There are no other equity securities or options, warrants, securities convertible to equity securities, registration rights, or other rights (including, without limitation, rights to require the Company or any Subsidiary to repurchase or otherwise acquire or retire any equity interests of the Company), existing with respect to the Common Stock or other equity interests of the Company except as listed on Schedule I attached hereto.

         ss.1.02. Authorization of Warrants. The Company has duly and properly authorized the issuance of (i) the Company's Common Stock Purchase Warrants, to be substantially in the form of Exhibit A attached hereto (the "Warrants"), evidencing rights to purchase from the Company three million (3,000,000) shares of Common Stock in the aggregate (subject to adjustment as provided therein); and (ii) the Common Stock issuable by the Company upon exercise of the Warrants. As used herein the term "Acquired Equity Interests" shall mean the Common Stock and other equity interests issuable or issued upon exercise of the Warrants.

         ss.1.03. Restrictions. Neither the Company nor any Subsidiary is a party to any contract or agreement that restricts its right or ability to issue Capital Stock, or Rights in respect of Capital Stock, of the Company, as the case may be, other than the agreements listed on Part 1 of Schedule I, none of which restricts the issuance of the Warrants or the Equity Interests or the execution and delivery of, or the compliance with, this Agreement by the Company.

       ss.1.04.  Due Authorization; Enforceability.
                 --- -------------  --------------

                  (a) Issue is Legal and Authorized. The issuance and delivery of the Acquired Securities, the execution and delivery by the Company of each of the Fundamental Documents to which it is a party and compliance by the Company with all of the provisions of such Fundamental Documents:

                         (i) is and will be within the  corporate  powers of the
                    Company; and -

                           (ii) is and will be legal under current law and does not and will not conflict with, result in any breach of any of the provisions of, constitute a default under, or result in the creation of any lien upon any property of the Company or any Subsidiary under the provisions of:

                                    (A) any agreement, charter instrument, bylaw
                  or other instrument to which the Company or any Subsidiary is a party or by which the Company or any Subsidiary is or may be bound;

                         (B) any  order,  judgment,  decree,  or  ruling  of any
                    court, arbitrator or - governmental authority currently applicable to the Company or any of its Property; or

                                    (C) any statute or other rule or  regulation
                  of any governmental authority currently applicable to the Company or any of its Property.

                  (b) Obligations are Enforceable. The Company has duly authorized by all necessary action on its part each of the Fundamental Documents. Each such Fundamental Document has been executed and delivered by one or more duly authorized officers of the Company, and constitutes a legal, valid and binding obligation of the Company enforceable in accordance with its terms, except that:

                           (i) the  enforceability  thereof  may be  limited  by
         applicable bankruptcy, reorganization, arrangement, insolvency, moratorium, or other similar laws affecting the enforceability of creditors' rights generally and subject to the availability of equitable remedies; and

                         (ii) rights to  indemnity  and  contribution  contained
                    therein may be limited by applicable law or public policy.

       ss.1.05.  Governmental Consent to Issue.
                 ------------ ------- -- -----

                  (a) Neither the nature of the Company nor any of its businesses or properties, nor any relationship between the Company and any other Person, nor any circumstance in connection with the offer, issuance or delivery of the Acquired Securities and the execution and delivery of any Fundamental Document, nor the performance of the obligations of the Company hereunder or thereunder, is, under current law, such as to require a consent, approval or authorization of, or pre-filing, registration or qualification with, any governmental authority on the part of the Company as a condition thereto, except for such consents, approvals, authorizations, pre-filings, registrations and qualifications described on Part 2 of Schedule I (none of which require consent or any response from such governmental authority), all of which have been obtained on or prior to the Closing Date.

                  (b) Neither issuance of the Acquired Securities nor the incurrence of the obligations represented thereby, nor the execution and delivery of any Fundamental Document and the performance of the obligations of the Company hereunder and thereunder:

                           (i) is or will be subject to regulations under the Investment Company Act of 1940, as amended, the Public Utility Holding Company Act of 1935, as amended, the Transportation Acts of the United States of America (49 U.S.C.), as amended, or the Federal Power Act, as amended; or

                           (ii) violates, under current law, any provision of any statute or other rule or regulation of any governmental authority applicable to the Company.

       ss.1.06.  Private Offering of Warrants.
                 ------- -------- -- --------

                  (a) Number of Offerees. Neither the Company nor any other Person acting on behalf of the Company has offered any of the Warrants or any security of the Company similar to the Warrants for sale to, or solicited offers to buy any thereof from, or otherwise approached or negotiated with respect thereto with, any prospective purchaser, other than the Warrantholders within the six (6) month period prior to the Closing Date.

                  (b) Conduct of Issue. Neither the Company nor any Person acting on behalf of the Company in connection with the transactions contemplated by the Fundamental Documents (including, without limitation, the issue of the Warrants) has engaged in any conduct or entered into any agreements or understanding so as to subject the transactions contemplated by the Fundamental Documents to the registration provisions of Section 5 of the Securities Act, the provisions of the Trust Indenture Act of 1939, as amended, or to the registration, qualification or other similar provisions of any securities or "blue sky" law of any applicable state.

       ss.1.07.  Capitalization.
                 --------------

                  (a) Capitalization of the Company. Part 3 of Schedule I correctly sets forth, after giving effect to the issuance of the Warrants and the consummation of all other transactions contemplated by this Agreement on the Closing Date:

                           (i) the authorized and outstanding shares of the Capital Stock and other Securities of the Company (specifying the type, class or series of all such Capital Stock and other securities and whether such Capital Stock and other Securities are voting or non-voting);

                         (ii) all  Rights,  together  with  descriptions  of the
                    terms thereof; and

                           (iii) all obligations (contingent or otherwise) of the Company to repurchase or otherwise acquire or retire any Rights or shares of Capital Stock of the Company.

All such outstanding shares of Capital Stock have been duly authorized and validly issued and are fully paid, and non-assessable. There are no preemptive rights, subscription rights, or other contractual rights similar in nature to preemptive rights with respect to any Capital Stock of the Company.

                  (b) Stockholders Agreements. To the best knowledge of the Company, other than as specified on Part 4 of Schedule I, there is no agreement or understanding between or among the holders of Rights or Capital Stock of the Company regarding the Capital Stock of the Company. The Company has provided each Warrantholder (or their special counsel) with true, accurate and complete copies of all agreements referred to in Schedule I.

                                   ARTICLE II

                              ISSUANCE OF WARRANTS

         ss.2.01. Issuance of Warrants. At the Closing hereunder, the Company will issue to each Warrantholder the Warrants to purchase the number of shares of Common Stock set forth next to its name on Annex I hereto. The Warrants will be exercisable on or prior to May 15, 2010 at a price per share of three dollars ($3.00), subject to adjustment as set forth therein (the "Exercise Price").

       ss.2.02.  Acknowledgements of the Company and the Warrantholders.
                 ---------------- -- --- ------- --- ------------------

                  (a) The Company and the Warrantholders understand, acknowledge and agree that the Company is entering into this Agreement in order to induce certain of the Warrantholders to provide the BSE Financing. It is the intention of the Company and the Warrantholders, and the Company and the Warrantholders hereby agree, that the value of the Warrants as of the date hereof is (i) additional compensation ("Additional Compensation") to Warrantholders for agreeing to the BSE Financing on the terms applicable to such BSE Financing and
(ii) Eight Million Two Hundred Fifty Thousand Dollars ($8,250,000) in the aggregate of all of the Warrants.

                  (b) The Company and the Warrantholders understand, acknowledge and agree that neither the Warrantholders nor any of the directors, trustees or employees of the Warrantholders have rendered or agreed to render any services to the Company in connection with the issuance of the Warrants or in connection with the BSE Financing.

                  (c) The Company agrees with the Warrantholders that neither the Company nor any of its Subsidiaries will take any action for tax or accounting purposes which is in any respect inconsistent with the understandings and agreements set forth in this ss.2.02.

         ss.2.03 Legend. Each certificate or instrument, if any, representing or evidencing any Acquired Securities shall bear a legend in or substantially in the following form:

         "THESE SECURITIES HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED. THEY MAY NOT BE SOLD, OFFERED FOR SALE, PLEDGED, HYPOTHECATED OR OTHERWISE TRANSFERRED IN THE ABSENCE OF AN EFFECTIVE REGISTRATION STATEMENT AS TO THE SECURITIES UNDER SAID ACT OR AN EXEMPTION FROM SUCH REGISTRATION."

         ss.2.04 Registration Books. The Company will keep or cause to be kept at its office maintained at the address of the Company set forth on the first page hereof or at such other office of the Company in the United States of America of which the Company shall have given notice to each Warrantholder, books for registration and transfer of the Warrants. Such books shall show the names and addresses of the respective holders of the Warrants, the date, the registration number and the number of Warrant Shares set forth on the face of each certificate or document (a "Warrant Certificate") representing or evidencing the Warrants held by each such holder. Any Warrantholder may review and, at such Warrantholder's expense, make photocopies of, such books during business hours upon reasonable notice to the Company.

         ss.2.05 Effect of Issuance in Registered Form. Every holder of a Warrant Certificate by accepting the same consents and agrees with the Company and with every other Warrantholder that:

                  (a) the Warrant Certificates are transferable only on the registry books of the Company if surrendered at the office of the Company referred to in ss.2.04 hereof, accompanied by a duly executed instrument of assignment and payment of any applicable transfer tax or stamp tax; and

                  (b) the Company and each Warrantholder may deem and treat the person in whose name each Warrant Certificate is registered as the absolute owner thereof and of the Warrants evidenced thereby (notwithstanding any notations of ownership or writing on the Warrant Certificates made by anyone other than the Company) for all purposes whatsoever, and neither the Company nor any Warrantholder shall be affected by any notice to the contrary.


                                   ARTICLE III

                                   THE CLOSING

         The closing under this Agreement (the "Closing") will take place at the offices of Alston & Bird, at 10:00 a.m., local time, on May 15, 2000, or at such other time and on such other date or place as may be mutually agreed upon in writing by the Warrantholders and the Company. The date of the Closing is herein called the "Closing Date." At the Closing, the Company will (among other things) deliver to the Warrantholders the Warrants to be issued to the Warrantholders hereunder.

                                   ARTICLE IV

                      REPRESENTATIONS OF The Warrantholders

         Each of the Warrantholders represents and warrants to the Company with respect to itself, severally and not jointly, that as of the Closing Date:

       ss.4.01.  Investment Representations.
                 ---------- ---------------

                  (a) Such Warrantholder is acquiring the Warrants from the Company in accordance with the terms hereof for its own account without a view to any distribution thereof in violation of the Securities Act, but, subject, nevertheless, to any requirement of law that the disposition of its property shall at all times be within its control. The Warrantholders have been informed and understand that the Acquired Securities have not been registered pursuant to the provisions of Section 5 of the Securities Act and must be held indefinitely unless such Securities are subsequently registered under the provisions of the Securities Act or an exemption from such registration is available.

                  (b) Such Warrantholder has been furnished with, or has had access to, such information concerning the Company and its Subsidiaries, and such opportunity to raise questions of officers of the Company, as it has deemed necessary or appropriate in order to enable it to make an informed investment decision with respect to the acquisition of the Warrants by it. Such Warrantholder has such knowledge and experience in financial matters that it is capable of evaluating the merits and risks of its investment in the Acquired Securities. Such Warrantholder's financial condition is such that it is able to bear all economic risks of investment in the Acquired Securities, including a complete loss of its investments therein and the risks of holding the Acquired Securities for an indefinite period of time.

                                    ARTICLE V

                              COVENANTS OF COMPANY

         The Company hereby covenants to the Warrantholders that, from the Closing Date and for so long as any of the Warrants remain outstanding, except as otherwise expressly permitted or provided, in any particular instance, by a written Special Warrantholders Consent:

         ss.5.01. Financial Statements, Certificates and Information. The Company will deliver or cause to be delivered to each of the Warrantholders all of the financial statements, reports and other information required to be delivered by BSE or the Company pursuant to the Loan Agreement, the Company Credit Agreement, and the Note Purchase Agreement, in each case when such financial statements, reports and other information is provided to the lenders or holders of notes under such agreements.

         ss.5.02. Notice of Litigation. If (a) any action, suit, proceeding or investigation by or against the Company or any of its Subsidiaries shall be instituted in or before any court, governmental or regulatory body, agency, commission or official, board of arbitration or arbitrator or shall be threatened, and the outcome of any such action, suit, proceeding or investigation is reasonably likely to materially affect the present or future financial condition, business, operations or prospects of the Company or of any of its Subsidiaries, or (b) any material development, not previously disclosed by the Company to the Warrantholders in writing, shall occur in any such action, suit, proceeding or investigation, then, promptly (and, in any event, within thirty (30) days) after the Company shall have first become aware of such action, suit, proceeding or investigation or of the occurrence of such development, the Company will furnish to each of the Warrantholders a written notice setting forth brief particulars of such action, suit, proceeding, investigation or development.

       ss.5.03.   Inspection; Visitation Rights.
                 -----------  ---------- ------

                  (a) The Company will permit any of the duly authorized representatives of any Warrantholder to visit and inspect any of the assets or properties now or at any time hereafter owned or held under lease by the Company or any of its Subsidiaries, and, on the request of any Warrantholder, to examine the books of account, records, reports and other papers (and to make copies thereof and to take extracts therefrom) of the Company or any of its Subsidiaries and to discuss the affairs, finances and accounts of the Company or any of its Subsidiaries with the directors, officers, agents and independent accountants of the Company and its Subsidiaries, all at such times and as often as any Warrantholder may reasonably request, but subject to any requirements and limitations of applicable securities laws.

                  (b) The Company will at all times allow, or cause to be allowed, any individual designated by a Special Majority of the Warrantholders to attend all meetings of the stockholders of the Company. The individual so designated will be furnished with prior notice of each of such meetings and will also be furnished with copies of all other written notices, all written information, all financial statements, business plans and projections, and all other reports, memoranda and documents of any kind from time to time furnished to stockholders of the Company, subject to any requirements and limitations of applicable securities laws. All such notices, information, reports and other documents will be furnished to the individual so designated not later than the same are furnished to stockholders of the Company.

       ss.5.04.  Issuance of Preferred Equity Interests, etc.
                 -------- -- --------- ------ ---------  ---

                  (a) The Company will not at any time after the Closing Date issue (whether by way of a dividend payment or otherwise), sell or grant to any Person or Persons (i) any Preferred Equity Interests (as defined in ss.5.04(b) hereof), (ii) any rights in respect of Preferred Equity Interests, or (iii) any options, warrants or any other rights to acquire any Preferred Equity Interests unless, in each case, the Company shall have received consideration at least equal to the fair market value (determined in good faith by the Board of Directors of the Company) of the Preferred Equity Interests, rights, options or warrants so issued, sold or granted, determined in each case as of the date of such issue, sale or grant. The Board of Directors of the Company will act in all respects as a fiduciary with respect to the interests of each holder of a Warrant, in each case as if such holder directly held the Common Stock into which such Warrant was exercisable.

                  (b) As used in this  Article  V,  the  term  Preferred  Equity
Interests shall mean: any class or any series of any class of the equity interests of the Company: (A) which shall be entitled, upon any distribution of any assets of the Company, whether by dividend or by liquidation or by redemption, to any preference ranking prior or superior to the Common Stock; or
(B) which shall be entitled, upon any redemption of any of such equity interests, whether at the option of the Company, at the option of the holders thereof, or upon the happening of any specified events, to any preference in redemption payments ranking prior or superior to the Common Stock; or (C) which shall be convertible into, or exchangeable for, whether at the option of the Company, at the option of the holders thereof, or upon the happening of any specified events or conditions, any Preferred Equity Interests of any class or series.

         ss.5.05. Amendments to Charter Documents; etc. Without limiting the obligations of the Company set forth in ss.5.04(a) above, the Company will not at any time cause or permit the Certificate of Incorporation or By-laws of the Company to be modified, amended or supplemented so as: (a) to authorize or create any new class or any new series of any class of the equity interests of the Company which constitutes Preferred Equity Interests; or (b) to reclassify the authorized equity interests of the Company of any class or of any series of any class, by changing the designations, preferences, or relative, participating, optional, or other special rights of the equity interests, or the qualifications, limitations or restrictions of such rights; or (c) to alter, change or abolish any of the powers, preferences or rights of any of the equity interests of the Company of any class or of any series of any class of such equity interests; or (d) to create any powers, preferences or rights in respect of any of the equity interests of the Company of any class or of any series of any class; or (e) to amend, repeal, abolish or modify any term or provision of, or add any term or provision to, any Article or Section of the Certificate of Incorporation or By-laws of the Company; if any such action of the kind described in this ss.5.05 would either (1) change or otherwise affect any of the powers, designations, preferences, privileges or rights of the Acquired Equity Interests or any of the restrictions provided for the benefit of the Acquired Equity Interests or (2) result, directly or indirectly, in the failure of the Company or the Board of Directors of the Company to perform its obligations set forth in ss.5.04(a) above.

         ss.5.06. Compliance with Agreements. The Company shall comply with all its covenants, agreements and obligations in the Company Credit Agreement and Note Purchase Agreement, and the Company shall cause BSE to comply with all its covenants, agreements and obligations in the Loan Agreement.

                                   ARTICLE VI

                               REGISTRATION RIGHTS

         The Company hereby grants to the Warrantholders certain rights to participate with the Company in any registration by the Company of Acquired Equity Interests under the Securities Act. The provisions governing such registration rights are set out in this Article VI. The Company and the Warrantholders hereby absolutely and unconditionally agree to be bound and governed by, and specifically make and adopt, all of the terms and provisions contained in this Article VI.

       ss.6.01.  Definitions.  As used in this Article VI:
                 -----------

                         (a) the term "Commission" shall mean the Securities and
                    Exchange Commission; - ----------

                         (b) the term  "Exchange  Act" shall mean the Securities
                    Exchange Act of 1934, as amended, or any federal statute or code which is a successor thereto;

                         (c) the terms  "Form  S-1",  "Form  S-2" and "Form S-3"
                    shall mean the forms so designated, promulgated by the Commission for registration of securities under the Securities Act, and any forms succeeding to the functions of such forms, whether or not bearing the same designation;

                         (d) the term "Holders"  shall mean,  collectively,  all
                    persons holding the Acquired Securities, and the term "Holder" shall mean any one of the Holders; ------

                         (e) the term "Majority of Registrable Securities" shall
                    mean, in relation to any registration, more than sixty-six and two-thirds percent (66 2/3%) of all Registrable Securities included or to be included in such registration;

                         (f)   the   terms    "register",    "registered"    and
                    "registration" shall refer to a registration effected by preparing and filing a registration statement in compliance with the Securities Act and the declaration or ordering by the Commission of effectiveness of such registration statement;

                         (g) the term  "Registrable  Securities"  shall mean, in
                    relation to the Holders at any particular time: (A) all equity interests issuable upon conversion of or in exchange for or upon exercise of rights under any Acquired Equity Interests; and (B) all Acquired Equity Interests held of record at such time by Holders; as to any particular Registrable Securities once issued, such interests and Acquired Equity Interests shall cease to be Registrable
                    Securities:

                         (i) when a  registration  statement with respect to the
                    sale of such interests and Equity Interests shall have become effective under the Securities Act and such Securities have been disposed of in accordance with such registration statement;

                         (ii) when they shall have been distributed to the public pursuant to Rule 144 (or any successor provision) under the Securities Act;

                           (iii) when they shall have been otherwise transferred and subsequent disposition of them shall not require registration or qualification under the Securities Act or any similar state law then in force; or

                         (iv) when they shall have ceased to be  outstanding  or
                    issuable upon exercise of the Warrants;

                  (h) the term "Rule 144" shall mean Rule 144 issued by the Commission under the Securities Act, or any subsequent rule pertaining to the disposition of securities without registration;

                    (i) the term  "Securities Act" shall mean the Securities Act of 1933, as amended, or any federal statute or code which is a successor thereto;

                  (j) the terms "underwritten registration" or "underwritten offering" shall refer to any registration in which securities of the Company are sold or to be sold pursuant to a firm commitment underwriting; and

                  (k) a Holder shall, for all purposes of this Article VI, unless the context shall otherwise require, be deemed to hold, at any particular time, all equity interests issuable upon conversion of or in exchange for or upon exercise of rights under all Acquired Securities or other securities (including, without limitation, options and warrants) of the Company held of record by such Holder at such time.

       ss.6.02.  Demand Registration.
                 ------ ------------

                  (a)      Requests for Demand Registration.
                   -       -------- --- ------ ------------

                           (i)  Subject  to  the  limitations  contained  in the
         following paragraphs of this ss.6.02, the Holders of not less than sixty-six and two-thirds percent (66-2/3%) of the Registrable Securities at any time outstanding may at any time and from time to time give to the Company, pursuant to this clause (i), a written request for the registration by the Company under the Securities Act of all or any part of the Registrable Securities of such Holders (such registration being herein called a "Demand Registration"). Within ten
         (10) days after the receipt by the Company of any such written request, the Company will give written notice of such registration request to all Holders of Registrable Securities.

                           (ii) Subject to the limitations contained in the following paragraphs of this ss.6.02, after the receipt of each such written request for a Demand Registration, (A) the Company will be obligated and required to include in such Demand Registration all Registrable Securities with respect to which the Company shall receive from Holders of Registrable Securities, within thirty (30) days after the date on which the Company shall have given to all Holders a written notice of registration request pursuant to ss.6.02(a)(i) hereof, the written requests of such Holders for inclusion in such Demand Registration, and (B) the Company will use its best efforts in good faith to effect promptly the registration of all such Registrable
         Securities. All written requests made by Holders of Registrable Securities pursuant to this clause (ii) will specify the number of shares of Registrable Securities to be registered and will also specify the intended method of disposition thereof. Such method of disposition shall, in any case, be an underwritten offering if an underwritten offering is requested by Holders of a Majority of Registrable Securities to be included in such Demand Registration.

                  (b)      Limitations on Demand Registration.
                   -       ----------- -- ------ ------------

                           (i) The Holders of Registrable Securities will be entitled to require the Company to effect one (1) and only one (1) Demand Registration pursuant to ss.6.02(a) hereof.

                           (ii) Any registration initiated by Holders of Registrable Securities as a Demand Registration pursuant to ss.6.02(a) hereof shall not, for purposes of this ss.6.02, count as a Demand Registration unless and until such registration shall have become effective and all Registrable Securities included in such registration, and which were requested to be included for sale by the holder thereof, shall have been actually sold; provided, however, that such a Demand Registration shall count as a Demand Registration if such shares are withdrawn by any such holder from an offering pursuant to an effective registration for reasons other than a request to so withdraw made by the Company or any underwriter of such offering.

                           (iii) The Company shall not be obligated or required to effect any Demand Registration of any Registrable Securities pursuant to ss.6.02(a) hereof during the period commencing on the date falling sixty (60) days prior to the Company's estimated date of filing of, and ending on the date sixty (60) days following the effective date of, any registration statement pertaining to any underwritten registration initiated by the Company, for the account of the Company, if the written request of Holders for such Demand Registration pursuant to ss.6.02(a)(i) hereof shall have been received by the Company after the Company shall have given to all Holders of Registrable Securities a written notice stating that the Company is commencing an underwritten registration initiated by the Company; provided, however, that the Company will use its best efforts in good faith to cause any such registration statement to be filed and to become effective as expeditiously as shall be reasonably possible.

                  (c) Effective Registration - Expenses. In any registration initiated by the Holders as a Demand Registration pursuant to ss.6.02(a) hereof, the Company will pay all Registration Expenses (which does not include underwriters' commissions and discounts as provided in the definition thereof) of each such registration regardless of whether such registration constitutes a Demand Registration for purposes of this ss.6.02.

                    (d)   Limitation   on   Rights   to   Piggyback   on  Demand
               Registrations.

                           (i) Neither the Company nor any of its securityholders (other than Holders of Registrable Securities in their capacity as Holders) shall have the right or otherwise be entitled to include any of the Company's securities in any registration initiated by Holders of Registrable Securities as a Demand Registration pursuant to ss.6.02(a) hereof, unless (A) such securities are of the same class as the Registrable Securities to be included in such Demand Registration, (B) the Holders of a Majority of Registrable Securities to be included in such Demand Registration shall have given to the Company the prior written consent of such Holders for such inclusion, and (C) if such Demand Registration is an underwritten offering, the Company or (as the case may be) such securityholders shall have duly and properly agreed in writing to sell their securities on the same terms and conditions as shall apply to the Registrable Securities to be included in such Demand Registration.

                           (ii) The Company will not grant or agree to grant to any persons any registration rights which will conflict or be inconsistent in any respect with any of the provisions of clause (i) of this ss.6.02(d). In the event of any such conflict or inconsistency, the provisions of such clause (i) shall in any case prevail and be controlling.

                  (e) Priority on Demand Registrations. If any Demand Registration or any registration effected pursuant to ss.6.04 hereof is an underwritten offering, and the managing underwriters shall give written advice to the Company and the Holders of Registrable Securities to be included in such registration that, in the reasonable opinion of such managing underwriters, marketing factors require a limitation on the total number of securities to be underwritten (in this paragraph (e) called the "Underwriters' Maximum Number"), then: (i) the Company will be obligated and required to include in such registration that number of Registrable Securities requested by the Holders thereof to be included in such registration which does not exceed the Underwriters' Maximum Number, and such number of Registrable Securities shall be allocated pro rata among the Holders of such Registrable Securities on the basis of the number of Registrable Securities requested to be included therein by each such Holder; (ii) if the Underwriters' Maximum Number exceeds the number of Registrable Securities requested by the Holders thereof to be included in such registration, then the Company will be entitled to include in such registration that number of securities which shall have been requested by the Company to be included in such registration for the account of the Company and which shall not be greater than such excess; and (iii) if the Underwriters' Maximum Number exceeds the sum of the number of Registrable Securities which the Company shall be required to include in such Demand Registration and the number of securities which the Company proposes to offer and sell for its own account in such registration, then the Company may include in such registration that number of other securities which persons (other than the Holders as such) shall have requested be included in such registration and which shall not be greater than such excess.

                  (f) Selection of Underwriters. If any Demand Registration or any registration effected pursuant to ss.6.04 hereof is an underwritten offering, or a best efforts underwritten offering, the investment bankers and managing underwriters in such registration will be selected by the Holders of a Majority of Registrable Securities to be included in such registration.

       ss.6.03.  Piggyback Registrations.
                 --------- -------------

                  (a)      Rights to Piggyback.
                   -       ------ -- ---------

                           (i) If (and on each occasion that) the Company proposes to register any of its securities under the Securities Act, either for the Company's own account or for the account of any of its securityholders, on a form which would permit registration of Registrable Securities for resale by Holders thereof to the public under the Securities Act (each such registration being herein called a "Piggyback Registration"), the Company will give written notice to all Holders of Registrable Securities of the Company's intention to effect such Piggyback Registration not later than the earlier to occur of (A) the tenth (10th) day following the receipt by the Company of notice of exercise of any registration rights by any persons, and (B) sixty (60) days prior to the anticipated filing date of such Piggyback Registration.

                           (ii) Subject to the provisions contained in paragraphs (c) and (d) of this ss.6.03 and in the last sentence of this clause (ii), (A) the Company will be obligated and required to include in each Piggyback Registration all Registrable Securities with respect to which the Company shall receive from Holders of Registrable Securities, within thirty (30) days after the date on which the Company shall have given written notice of such Piggyback Registration to all Holders of Registrable Securities pursuant to ss.6.03(a)(i) hereof, the written requests of such Holders for inclusion in such Piggyback
         Registration, and (B) the Company will use its best efforts in good faith to effect promptly the registration of all such Registrable Securities. The Holders of Registrable Securities shall be permitted to withdraw all or any part of the Registrable Securities of such Holders from any Piggyback Registration at any time prior to the effective date of such Piggyback Registration. The Company will not be obligated or required to include any Registrable Securities in any registration effected solely to implement an employee benefit plan or a transaction to which Rule 145 of the Commission is applicable.

                           (iii) If any Piggyback Registration is an underwritten primary registration initiated by the Company, all persons whose securities are included in such Piggyback Registration shall be obligated to sell their securities on the same terms and conditions as shall apply to the securities being issued and sold by the Company. If any Piggyback Registration is an underwritten secondary registration initiated by holders of the Company's securities, all persons whose securities are included in such Piggyback Registration shall be obligated to sell their securities on the same terms and conditions as shall apply to the securities being sold by the holders who initiated the underwritten secondary registration.

                  (b) Piggyback Registration Expenses. The Company will pay all Registration Expenses (which does not include underwriter's commissions and discounts as provided in the definition thereof) of each Piggyback Registration attributable to Registrable Securities or otherwise incurred or sustained in connection with or arising out of the inclusion in each such Piggyback Registration of Registrable Securities.

                  (c) Priority on Primary Registration. If a Piggyback Registration is an underwritten primary registration initiated by the Company, and the managing underwriters shall give written advice to the Company that, in the reasonable opinion of such managing underwriters, marketing factors require a limitation on the total amount of securities to be underwritten (in this paragraph (c) called the "Underwriters' Maximum Number"), then: (A) the Company shall be entitled to include in such registration that amount of securities which the Company proposes to offer and sell for its own account in such registration and which does not exceed the Underwriters' Maximum Number; (B) the Company will be obligated and required to include in such registration that amount of Registrable Securities which shall have been requested by the Holders thereof to be included in such registration which, when added to the number of securities included in such registration for the account of the Company, does not exceed the Underwriters' Maximum Number, and such amount of Registrable Securities shall be allocated pro rata among the Holders of such Registrable Securities on the basis of the amount of Registrable Securities requested to be included therein by each such Holder; and (C) if the Underwriters' Maximum Number exceeds the sum of the amount of Registrable Securities which the Company shall be required to include in such registration and the amount of securities which the Company proposes to offer and sell for its own account in such registration, then the Company may include in such registration that amount of other securities which persons (other than the Holders as such) shall have requested be included in such registration and which shall not be greater than such excess.

                  (d) Priority on Secondary Registrations. If any Piggyback Registration is an underwritten secondary registration initiated by holders of the Company's securities, and the managing underwriters shall give written advice to the Company that, in the reasonable opinion of such managing underwriters, marketing factors require a limitation on the total amount of securities to be underwritten (in this paragraph (d) called the "Underwriters' Maximum Number"), then: (i) the Company will be obligated and required to include in such registration, to the extent of the Underwriters' Maximum Number, the securities requested to be included therein by the holders initiating such registration, and such securities shall be allocated among the holders of such securities in such proportions as the Company and such holders may agree, and
(ii) if the Underwriters' Maximum Number exceeds the amount of securities to be included in such registration by holders initiating such registration, then the Company will be obligated and required to include, to the extent of such excess, the Registrable Securities requested to be included in such registration, and such securities shall be allocated pro rata among the Holders of such Registrable Securities on the basis of the amount of Registrable Securities requested to be included therein by such respective Holders.

                  (e) Selection of Underwriters. In any Piggyback Registration, the Company shall (unless the Company shall otherwise agree) have the right to select the investment bankers and managing underwriters in such registration.

       ss.6.04.  Lockup Agreements.
                 ------ ----------

                  (a) Restrictions on Public Sale by Holders of Registrable Securities. Each Holder of Registrable Securities, any of whose Registrable Securities are included in any underwritten registration of the Company's securities, if the Company or the managing underwriters so request in connection with such registration, will not, without the prior written consent of the Company or such underwriters, effect any public sale or other distribution of Registrable Securities, including any sale pursuant to Rule 144, during the seven (7) days prior to, and during the ninety (90) day period commencing on, the effective date of such underwritten registration, except in connection with such underwritten registration, provided that each officer and director of the Company and each holder of more than one percent (1%) of the issued and outstanding Registrable Securities shall have entered into a similar agreement restricting his or its ability to make such public sales and distributions. Notwithstanding the foregoing, no Holder shall be required to refrain from making such public sale or other distribution to the extent that such Holder is prohibited by applicable law or exercise of fiduciary duties from agreeing to withhold Registrable Securities for sale or is acting in its capacity as a fiduciary or investment advisor. Without limiting the scope of the term "fiduciary", a Holder shall be deemed to be acting as a fiduciary or an investment advisor if its actions or the Registrable Securities proposed to be sold are subject to the Employee Retirement Income Security Act of 1974, as amended, or the Investment Company Act of 1940, as amended, or if such Registrable Securities are held in a separate account under applicable insurance laws or regulations.

                  (b) Restrictions on Public Sale by Company. The Company agrees not to effect any public sale or other distribution of its equity securities, or any securities convertible into or exchangeable or exercisable for such equity securities, during the period commencing on the seventh (7th) day prior to, and ending on the ninetieth (90th) day following, the effective date of any underwritten Piggyback Registration, except in connection with any such underwritten registration.

         ss.6.05. Registration Procedures. If (and on each occasion that) the Company shall, in accordance with the terms of this Article VI, become obligated to effect any registration (whether a Demand Registration, a Piggyback Registration or a registration pursuant to ss.6.04 hereof) of any Registrable Securities, the Company will use its best efforts in good faith to effect promptly the registration of such Registrable Securities under the Securities Act and to permit the public offering and sale of such Registrable Securities in accordance with the intended method of disposition thereof, and, in connection therewith, the Company, as expeditiously as shall be reasonably possible, will:

                  (a) prepare and file with the Commission a registration statement with respect to such Registrable Securities, and use its best efforts in good faith to cause such registration statement to become and remain effective as provided herein;

                  (b) prepare and file with the Commission such amendments and supplements to such registration statement and the prospectus included in such registration statement as may be necessary or advisable to comply in all material respects with the provisions of the Securities Act with respect to the disposition of all securities covered by such registration statement or as may be necessary to keep such registration statement effective and current, but for no longer than nine (9) months subsequent to the effective date of such registration;

                  (c) furnish to each seller of Registrable Securities such number of copies of such registration statement, each amendment and supplement thereto (in each case including all exhibits thereto), the prospectus included in such registration statement (including each preliminary prospectus), and such other documents as any such seller may reasonably request in order to facilitate the disposition of the Registrable Securities held by such seller;

                  (d) enter into such customary agreements and take all such other action in connection therewith as the Holders of a Majority of Registrable Securities being registered reasonably request in order to expedite or facilitate the disposition of such Registrable Securities;

                  (e) use its best efforts in good faith to register and qualify the Registrable Securities covered by such registration statement under such securities or Blue Sky laws of such jurisdictions as any seller shall reasonably request and do any and all such other acts and things as may be reasonably necessary or advisable to enable such seller to consummate the disposition in such jurisdictions of the Registrable Securities held by such seller; and

                  (f) furnish to each prospective seller a signed counterpart, addressed to the prospective sellers, of (i) an opinion of counsel for the Company, dated the effective date of the registration statement, and (ii) a "comfort" letter signed by the independent public accountants who have certified the Company's financial statements included in the registration statement, covering substantially the same matters with respect to the registration statement (and the prospectus included therein) and (in the case of the "comfort" letter) with respect to events subsequent to the date of the financial statements, as are customarily covered (at the time of such registration) in opinions of issuer's counsel and in "comfort" letters delivered to the underwriters in underwritten public offerings of securities.

       ss.6.06.  Cooperation by Prospective Sellers, etc.
                 ----------- -- ----------- -------  ---

                  (a) Each prospective seller of Registrable Securities will furnish to the Company in writing such information as the Company may reasonably require from such seller in connection with any registration statement with respect to such Registrable Securities.

                  (b) The failure of any prospective seller of Registrable Securities to furnish any information or documents in accordance with any provision contained in this Article VI shall not affect the obligations of the Company under this Article VI to any remaining sellers who furnish such information and documents unless, in the reasonable opinion of counsel to the Company or the underwriters, such failure impairs or may impair the viability of the offering or the legality of the registration statement or the underlying offering.

                  (c) The Holders of Registrable Securities included in any registration statement will not (until further notice) effect sales thereof after receipt of telegraphic or written notice from the Company to suspend sales to permit the Company to correct or update such registration statement or prospectus; but the obligations of the Company with respect to maintaining any registration statement current and effective shall be extended by a period of days equal to the period such suspension is in effect.

                  (d) At the end of any period during which the Company is obligated to keep any registration statement current and effective as provided by ss.6.05 hereof (and any extensions thereof required by the preceding paragraph (c) of this ss.6.06), the Holders of Registrable Securities included in such registration statement shall discontinue sales of securities pursuant to such registration statement upon receipt of notice from the Company of its intention to remove from registration the securities covered by such registration statement which remain unsold, and such Holders shall notify the Company of the amount of securities registered which remain unsold promptly after receipt of such notice from the Company.

       ss.6.07.  Registration Expenses.
                 ------------ --------

                  (a) All costs and expenses incurred or sustained in connection with or arising out of each registration pursuant to ss.6.02 or ss.6.03 hereof, including, without limitation, all registration and filing fees, fees and expenses of compliance with securities or Blue Sky laws (including reasonable fees and disbursements of counsel for the underwriters in connection with the Blue Sky qualification of Registrable Securities), printing expenses, messenger, telephone and delivery expenses, fees and disbursements of counsel for the Company and for the sellers of Registrable Securities (subject to the limitations contained in paragraph (b) of this ss.6.07), fees and disbursements of all independent certified public accountants (including the expenses relating to the preparation and delivery of any special audit or "cold comfort" letters required by or incident to such registration), and fees and disbursements of underwriters (excluding discounts and commissions, but including underwriters' liability insurance if the Company or if the underwriters so require), the reasonable fees and expenses of any special experts retained by the Company of its own initiative or at the request of the managing underwriters in connection with such registration, and fees and expenses of all (if any) other persons retained by the Company (all such costs and expenses being herein called, collectively, the "Registration Expenses"), will be borne and paid by the Company as provided by the provisions contained in this Article VI. The Company will, in any case, pay its internal expenses (including, without limitation, all salaries and expenses of its officers and employees performing legal or accounting duties), the expense of any annual audit, the expense of liability insurance referred to above, and the fees and expenses incurred in connection with the listing of the securities to be registered on each securities exchange on which similar securities of the Company are then listed.

                  (b) In connection with each registration of Registrable Securities pursuant to this Article VI, the Company will reimburse the Holders of Registrable Securities being registered in such registration for the reasonable fees and disbursements of no more than three (3) law firms which act as counsel chosen by Holders collectively constituting a Majority of Registrable Securities. The Company will not bear the cost of nor pay for any equity interest transfer taxes imposed in respect of the transfer of any Registrable Securities to any purchaser thereof by any Holder of Registrable Securities in connection with any registration of Registrable Securities pursuant to this
Article VI.

                  (c) To the extent that Registration Expenses incident to any registration are, under the terms of this Article VI, not required to be paid by the Company, each Holder of Registrable Securities included in such registration will pay all Registration Expenses which are clearly solely attributable to the registration of such Holder's Registrable Securities so included in such registration, and all other Registration Expenses not so attributable to one Holder will be borne and paid by all sellers of securities included in such registration in proportion to the amount of securities so included by each such seller.

       ss.6.08.  Indemnification.
                 ---------------

                  (a) Indemnification by Company. The Company will indemnify each Holder requesting or joining in a registration, the officers, directors, trustees, stockholders and partners of each such Holder, each person who controls any thereof (within the meaning of the Securities Act) and each underwriter of the securities so registered, against any and all claims, losses, damages and liabilities (or actions in respect thereof) arising out of or based on any untrue statement (or alleged untrue statement) of any material fact contained in any prospectus, offering circular or other document incident to any registration, qualification or compliance (or in any related registration statement, notification or the like) or any omission (or alleged omission) to state therein any material fact required to be stated therein or necessary to make the statements therein not misleading, or any violation by the Company of any rule or regulation promulgated under the Securities Act applicable to the Company and relating to any action or inaction required of the Company in connection with any such registration, qualification or compliance, and the Company will reimburse each such Holder, officer, director, trustee, partner, controlling person, and underwriter for any legal and any other expenses reasonably incurred in connection with investigating or defending any such claim, loss, damage, liability or action; provided, however, that the Company will not be liable in any such case to the extent that any such claim, loss, damage or liability arises out of or is based on any untrue statement or omission based upon written information furnished to the Company in an instrument duly executed by such Holder, officer, director, stockholder, trustee, partner, controlling person, or underwriter and stated to be exclusively and specifically for use therein.

                  (b) Indemnification by Each Holder. Each Holder joining in a registration, and each underwriter of the securities so registered, will indemnify each other Holder, the Company and its officers and directors and each person, if any, who controls any thereof (within the meaning of the Securities
Act) and their respective successors in title and assigns against any and all claims, losses, damages and liabilities (or actions in respect thereof) arising out of or based on any untrue statement (or alleged untrue statement) of any material fact contained in any prospectus, offering circular or other document incident to any registration, qualification or compliance (or in any related registration statement, notification or the like) or any omission (or alleged omission) to state therein any material fact required to be stated therein or necessary to make the statement therein not misleading, and such Holder will reimburse the Company and each other person indemnified pursuant to this paragraph (b) for any legal and any other expenses reasonably incurred in connection with investigating or defending any such claim, loss, damage, liability or action; provided, however, that this paragraph (b) shall apply only if (and only to the extent that) such statement or omission was made in reliance upon written information furnished to the Company in any instrument duly executed by such Holder and stated to be specifically for use in such prospectus, offering circular or other document (or related registration statement, notification or the like) or any amendment or supplement thereto. The maximum liability under this paragraph (b) of each Holder joining in any registration shall be limited to the aggregate amount of all sales proceeds actually received by such Holder upon the sale of such Holder's Registrable Securities in connection with such registration.

                  (c)  Indemnification  Proceedings.   Each  party  entitled  to
indemnification pursuant to this ss.6.08 (the "indemnified party") shall give notice to the party required to provide indemnification pursuant to this ss.6.08 (the "indemnifying party") promptly after such indemnified party acquires actual knowledge of any claim as to which indemnity may be sought, and shall permit the indemnifying party (at its expense) to assume the defense of any claim or any litigation resulting therefrom; provided that counsel for the indemnifying party, who shall conduct the defense of such claim or litigation, shall be acceptable to the indemnified party, and the indemnified party may participate in such defense at such party's expense; and provided further, that if any indemnified party shall have reasonably concluded that there may be one or more legal defenses available to such indemnified party which are different from or additional to and are inconsistent with those available to the indemnifying party, or that such claim or litigation involves or could have an effect upon matters beyond the scope of the indemnity agreement provided in this ss.6.08, the indemnifying party shall not have the right to assume the defense of such action on behalf of such indemnified party and such indemnifying party shall reimburse such indemnified party and any person controlling such indemnified party for that portion of the fees and expenses of any counsel retained by the indemnified party which are reasonably related to the matters covered by the indemnity agreement provided in this ss.6.08; and provided, further, that the failure by any indemnified party to give notice as provided in this paragraph
(c) shall not relieve the indemnifying party of its obligations under this ss.6.08 except to the extent that the failure results in a failure of actual notice to the indemnifying party and such indemnifying party is damaged (or the indemnification liability of such indemnifying party hereunder would be increased) solely as a result of the failure to give notice. No indemnifying party, in the defense of any such claim or litigation, shall, except with the consent of each indemnified party, consent to entry of any judgment or enter into any settlement which does not include as an unconditional term thereof the giving by the claimant or plaintiff to such indemnified party of a release from all liability in respect to such claim or litigation. The reimbursement required by this ss.6.08 shall be made by periodic payments during the course of the investigation or defense, as and when bills are received or expenses incurred.

         ss.6.09. Rule 144 Requirements. The Company will make every effort in good faith to make publicly available and available to the Holders of Registrable Securities, pursuant to Rule 144 of the Commission under the Securities Act, such information as shall be necessary to enable the Holders of Registrable Securities to make sales of Registrable Securities pursuant to that Rule. The Company will furnish to any Holder of Registrable Securities, upon request made by such Holder at any time, a written statement signed by the Company, addressed to such Holder, describing briefly the action the Company has taken or proposes to take to comply with the current public information requirements of Rule 144. The Company will, at the request of any Holder of
Registrable Securities, upon receipt from such Holder of a certificate certifying (i) that such Holder has held such Registrable Securities for a period of not less than two (2) consecutive years, and (ii) that such Holder has not been an affiliate (as defined in Rule 144) of the Company for more than the ninety (90) preceding days, remove from the certificates or instruments, if any, representing such Registrable Securities that portion of any restrictive legend which relates to the registration provisions of the Securities Act.

         ss.6.10. Participation in Underwritten Registrations. No person may participate in any underwritten registration pursuant to this Article VI unless such person (a) agrees to sell such person's securities on the basis provided in any underwriting arrangements approved by the persons entitled, under the provisions contained in this Article VI, to approve such arrangements, and (b) completes and executes all questionnaires, powers of attorney, indemnities, underwriting agreements and other documents reasonably required by the terms of such underwriting arrangements, provided, however, that no such indemnities or underwriting agreements shall provide for indemnification or contribution obligations of any Holder to a greater extent than the obligations of such Holder set forth in ss.6.08(b) hereof. Any Holder of Registrable Securities to be included in any underwritten registration shall be entitled at any time to withdraw such Registrable Securities from such registration in the event that such Holder shall disapprove of any of the terms of the related underwriting agreement.

         ss.6.11. No Inconsistent Agreements. The Company will not, at any time after the effective date of this Agreement, enter into any agreement or contract (whether written or oral) with respect to any of its securities which is inconsistent in any respect with the registration rights granted by the Company to the Warrantholders pursuant to Article VI of this Agreement.

         ss.6.12. Registrable Securities Held by the Company. Whenever the consent or approval of Holders of Registrable Securities is required pursuant to this Article VI, Registrable Securities held by the Company or any Affiliate of the Company shall not be counted in determining whether such consent or approval was duly and properly given by such Holders pursuant to and in compliance with any of the terms of Article VI of this Agreement.

                                   ARTICLE VII

                                   SURVIVAL OF REPRESENTATIONS; INDEMNIFICATION.
                                   -------- -- ---------------  ---------------

         ss.7.01. Survival of Representations. The representations and warranties of the Company and of the Warrantholders contained in this Agreement, or any agreement, instrument or document delivered pursuant to any of the provisions of this Agreement, shall survive the execution and delivery of this Agreement, any examination or investigation conducted by or on behalf of the Company or the Warrantholders, and the Closing hereunder.

         ss.7.02. Indemnification for Misrepresentations. The Company agrees to indemnify and hold the Warrantholders harmless from and against, and to pay to the Warrantholders, on demand by any Holder from time to time, the full amount of any loss, claim, damage, liability, cost or expense (including reasonable attorneys' fees) resulting to the Warrantholders from any false, incorrect or misleading representation or warranty of the Company contained in this Agreement, or any agreement, instrument or document delivered by the Company to the Warrantholders pursuant to any of the provisions of this Agreement.

         ss.7.03. Expenses. Whether or not all or any of the arrangements or transactions contemplated by this Agreement or by any of the other Fundamental Documents shall be consummated, the Company agrees to pay to the Warrantholders, on demand by the Warrantholders at any time and as often as the occasion therefor may require: (a) all of the reasonable legal fees, plus all reasonable out-of-pocket expenses and disbursements, of Bingham Dana LLP, Alston & Bird LLP and Tucker Arensberg, P.C., special counsel for certain of the Warrantholders, which have been or shall be incurred or sustained at any time in connection with the preparation, negotiation, execution or delivery of this Agreement, any of the other Fundamental Documents or any other agreements, instruments or documents relating thereto; and (b) all reasonable out-of-pocket costs and expenses which shall be incurred or sustained by any Person holding the Acquired Securities at any time in connection with any modifications or amendments to or consents, approvals or waivers under this Agreement or any of the other Fundamental Documents, or in connection with any litigation, proceeding or dispute arising out of or relating to any Fundamental Documents or relationships created thereby, or in connection with any action or proceeding taken by any Person holding Acquired Securities to protect or preserve all or any of the rights, remedies, powers or privileges of the Warrantholders under any of such documents or to enforce any of the covenants, agreements or obligations of the Company under any of such documents (including, without limitation, all of the reasonable fees and disbursements of legal counsel for the Warrantholders).

                                  ARTICLE VIII

                              CERTAIN DEFINED TERMS

         In addition to the terms defined in Article VI as used herein, the following terms shall have the respective meanings assigned to them in this
Article VIII:

                  "Acquired Equity Interests" shall have the meaning ascribed to that term in ss.1.02 hereof.

                  "Acquired Securities" shall mean the Warrants and the Acquired Equity Interests acquired upon exercise of the Warrants.

                  "Affiliate" means, at any time, and with respect to any Person, any other Person that at such time directly or indirectly through one or more intermediaries Controls, or is Controlled by, or is under common Control with, such first Person. As used in this definition, "Control" means the possession, directly or indirectly, of the power to direct or cause the direction of the management and policies of a Person, whether through the ownership of voting securities, by contract or otherwise. Unless the context otherwise clearly requires, any reference to an "Affiliate" is a reference to an Affiliate of the Company.

                  "BSE" shall mean Birmingham Southeast, LLC.

                  "BSE Financing" shall mean the financing provided to BSE pursuant to the Loan Agreement.

                  "Capital Stock" shall mean, with respect to any Person, any class of preferred, common or other capital or similar equity interest of a Person, including, without limitation, limited or general partnership interests in a partnership and membership interests in a limited liability company.

                  "Closing"  shall  have the  meaning  ascribed  to that term in
Article III.

                    "Closing Date" shall have the meaning  ascribed to that term in Article III>

                  "Common Stock" shall mean the Company's common stock, $.01 par value per share.

                  "Company Credit Agreement" shall mean the Credit Agreement dated as of March 10, 1997 among the Company, the financial institutions party thereto, and Bank of America, N.A., as Agent, as amended from time to time.

                    "Fundamental Documents" shall mean,  collectively:  (i) this
               Agreement; and (ii) the Warrants.

                  "Loan Agreement" shall mean the Credit Agreement dated as of May __, 2000 among BSE, the financial institutions party thereto, and Bank of America, N.A., as Agent, as amended from time to time. If the Loan Agreement is no longer in effect, "Loan Agreement" refers to the Loan Agreement immediately before it ceased to be in effect.

                  "Note Purchase Agreement" shall mean, collectively, those certain Amended and Restated Note Purchase Agreements dated as of October 12, 1999 (amending and restating the separate Note Purchase Agreements dated as of September 15, 1993 and dated as of September 15, 1995) between the Company and each of the institutions named on Annex I thereto, each as amended from time to time.

                  "Permitted Transferee" shall mean:

                    (i)  any   Affiliate   of  the   transferor   or  any  other
               Warrantholder;


                    (ii) any  accredited  investor,  as defined in  Regulation D promulgated under the Securities Act;

                  (iii) any Person (A) who shall acquire Acquired Securities from the Warrantholders or from any Permitted Transferees thereof in a transaction not involving any public offering, and (B) who shall, after giving effect to such transaction, hold of record not less than 1% of the aggregate number of the Acquired Securities then outstanding;

                  (iv) in the case of any Permitted Transferee which is not a natural person, any Person who shall acquire (whether by operation of law or otherwise) all or any substantial part of the assets of such Permitted Transferee; or

                  (v) in the case of any Permitted Transferee thereof who is a natural person, any executor, administrator, heir or legatee of such Permitted Transferee.

Unless the context shall otherwise clearly require, the term "the Warrantholders", as used in this Agreement, shall include all of the Permitted Transferees of the Warrantholders and all of the Permitted Transferees of such Permitted Transferees.

                  "person" or "Person" shall mean an individual, corporation, partnership, limited liability company, joint venture, trust, or unincorporated organization, or a government or any agency or political subdivision thereof.

                  "Rights" shall mean:
                   ------

                    (a) any warrant (including, without limitation, any Warrant)
               or any option (including, without limitation, employee stock options) to acquire Capital Stock of the Company;

                  (b) any right issued to holders of such Capital Stock, or any class thereof, permitting the holders thereof to subscribe to additional shares of such Capital Stock (pursuant to a rights offering or otherwise);

                    (c) any right to acquire such Capital Stock  pursuant to the provisions of any Security - convertible or exchangeable into such Capital Stock; and

                    (d) any  similar  right  permitting  the  holder  thereof to subscribe for or purchase shares of - such Capital Stock.

                  "Special Warrantholders Consent" shall mean, at any particular date, the consent, approval or vote of Persons holding of record or deemed to be holding of record, at such date, more than sixty-six and two-thirds percent (66-2/3%) of the total number of all Warrant Shares held of record or deemed to be held of record by such Persons at such date.

                  "Special Majority of the Warrantholders" shall mean, at any particular date, Persons holding of record or deemed to be holding of record, at such date, more than sixty-six and two-thirds percent (66-2/3%) of the total number of all Warrant Shares held of record or deemed to be held of record by all Persons at such date.

                  "Subsidiary" shall mean, in relation to the Company at any particular time, any corporation or other entity at least fifty percent (50%) of the outstanding voting shares or equity interests of which shall be owned or controlled (whether directly or indirectly) by the Company and/or by any one or more of the Company's other Subsidiaries.

                  "Warrantholders" means, collectively, (i) the Persons listed on Annex 1 hereto so long as such Persons shall continue to own and hold of record any of the Acquired Securities, (ii) each Permitted Transferee of the Warrantholders so long as such Permitted Transferee shall continue to own and hold of record any of the Acquired Securities, and (iii) each Permitted
Transferee of any other Permitted Transferee so long as such Permitted Transferee shall continue to own and hold of record any of the Acquired Securities.

                  "Warrants" shall have the meaning ascribed to that term in ss.1.02(a) hereof and shall in any event include all other warrants delivered in exchange or in substitution therefor.

                  "Warrant Shares" shall mean shares of Acquired Equity Interests (a) issuable upon exercise of any Warrants or (b) that have been issued upon exercise of the Warrants. For purposes of the definitions of Special Warrantholders Consent and Special Majority of the Warrantholders, holders of Warrants shall be deemed to be holders of Warrant Shares described in clause (a) of this definition that are at such time issuable upon exercise in full of the Warrants.

                                   ARTICLE IX

                                  MISCELLANEOUS

       ss.9.01.  Notices.
                 -------

                  (a) All notices and other communications pursuant to this Agreement shall be in writing, either delivered in hand or sent by certified mail, postage prepaid, or sent by recognized overnight delivery service, addressed as follows:

                           (i) if to the Company, at the address of the Company set forth on the first page hereof, or at such other address as shall have been furnished to the Warrantholders by notice in writing by the Company;

                           (ii) if to any Warrantholder, to the address of such Warrantholder set forth on Annex 1 hereto or to such other addresses (in each case) as shall have been furnished to the Company by such Warrantholder (including any Permitted Transferee, each of which is included with the term the Warrantholders) by notice in writing.

                  (b) Any notice or other communication pursuant to this Agreement shall be deemed to have been duly given or made and to have become effective (i) when delivered in hand to the party to which it was directed, (ii) if sent by overnight delivery service and properly addressed in accordance with the foregoing provisions of this ss.9.01, when received by the addressee, (iii) if sent by facsimile transmission, when received by the telecopy recipient or
(iv) if sent by certified mail, postage prepaid, and properly addressed in accordance with the foregoing provisions of this ss.9.01, (A) when received by the addressee, or (B) on the fifth (5th) business day following the day of dispatch thereof, whichever of (A) or (B) shall be the earlier.

                    ss.9.02. GOVERNING LAW. THIS AGREEMENT SHALL BE CONSTRUED IN
               ACCORDANCE WITH AND GOVERNED BY THE INTERNAL LAWS OF THE STATE OF DELAWARE, WITHOUT REGARD TO ITS CHOICE OF LAW PRINCIPLES.


       ss.9.03.  Amendments and Waivers.
                 ---------- --- -------

                  (a) Except as otherwise provided by paragraph (b) of this ss.9.03, and except as otherwise expressly required by any other provisions of this Agreement, none of the terms or provisions contained in this Agreement or in Section 5 through Section 11, inclusive, of any Warrant, and none of the agreements, obligations or covenants of the Company contained in this Agreement or in Section 5 through Section 11, inclusive, of any Warrant, may be amended, modified, supplemented, waived or terminated unless (i) the Company shall execute an instrument in writing agreeing or consenting to such amendment, modification, supplement, waiver or termination, and (ii) the Company shall receive the prior Special Warrantholders Consent therefor.

                  (b) Each of the terms and provisions contained in this ss.9.03 or in the definitions of Permitted Transferee, Special Warrantholders Consent and Special Majority of The Warrantholders contained in Article IX or in any Warrant (other than Section 5 through 11, inclusive) hereof may be amended, modified, supplemented, waived or terminated only by a written instrument or consent signed by the Company and by all Persons holding of record Acquired Securities.

                  (c) In connection with any action taken or to be taken pursuant to paragraph (a) of this ss.9.03, there shall be no obligation or requirement on the part of the Company, the Warrantholders or any other persons
(i) to solicit or to attempt to solicit from the Warrantholders the consent or approval of the Warrantholders for such action, or (ii) to submit any notices of any kind to the Warrantholders in advance of any action proposed to be taken pursuant to paragraph (a) of this ss.9.03. However, copies of all written consents or approvals given by the Warrantholders in connection with any action taken or to be taken pursuant to and in compliance with paragraph (a) of this ss.9.03 shall be sent by the Company, promptly after the receipt thereof by the Company, to any Person holding Warrant Shares who shall have failed or refused to give a written consent or approval for such action.

                  (d) Any action taken pursuant to and in compliance with paragraph (a) of this ss.9.03 shall be binding upon the Company and upon the Warrantholders, including all of the Persons holding Warrant Shares who shall have failed or refused to give a written consent or approval for such action.

         ss.9.04. Proportional Adjustments. There are references in this Agreement to a specific price per share of the Company's Common Stock or to a specific number of shares in the Capital Stock of the Company. The specific price per share and the specific number of shares so stated are effective as of the Closing Date. As more particularly set forth in Section 4 of the Warrants, the specific price per share and the specific number of shares so stated shall (in each case) be proportionally adjusted from time to time if (and on each occasion that) there shall be effected by the Company any stock dividend, stock split, subdivision of shares, combination of shares, reclassification, recapitalization or other similar corporate reorganization affecting the capital structure of the Company. The exact amount and the effective date of each adjustment effected pursuant to this ss.9.04 shall be determined in good faith and on a reasonable basis by the Board of Directors of the Company. The Company shall promptly notify each Warrantholder in writing of each such adjustment.

     ss.9.05. Rights and Obligations Several. The rights and obligations of each of the parties hereto shall be several (and not joint), except as otherwise expressly provided by this Agreement.

         ss.9.06. No Waiver; Cumulative Remedies. No failure or delay on the part of the Warrantholders in exercising any right, power or remedy hereunder shall operate as a waiver thereof; nor shall any single or partial exercise of any such right, power or remedy preclude any other or further exercise thereof or the exercise of any other right, power or remedy hereunder. The remedies herein provided are cumulative and not exclusive of any remedies provided by law.

     ss.9.07. Entire Agreement. This Agreement constitutes the entire agreement among the parties hereto with respect to the subject matter hereof and supersedes any prior understandings or agreements concerning the subject matter hereof.

          ss.9.08. Severability. The invalidity or unenforceability of any provision hereof shall in no way affect the validity or enforceability of any other provision.

         ss.9.09. Binding Effect. All of the covenants and agreements of the Company contained in, and all of the rights granted by the Company pursuant to, this Agreement, shall inure to the benefit of the Warrantholders, including each of the Permitted Transferees that are included in the definition of the Warrantholders. Except as otherwise provided herein, none of such covenants, agreements or rights shall be assignable or transferable by the Warrantholders to any person except to a person who is a Permitted Transferee.

         ss.9.10. Counterparts. This Agreement may be executed simultaneously in several counterparts, and by the different parties hereto on separate counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same agreement. In making proof of this Agreement, it shall not be necessary to produce or account for more than one such counterpart signed by each of the parties hereto.

         If you are in agreement with the foregoing, please sign the form of acceptance on the enclosed counterpart of this Agreement and return such counterpart to the undersigned, whereupon this Agreement, as so accepted by you, shall become a binding agreement under seal between you and the undersigned.

                Very truly yours,

                BIRMINGHAM STEEL CORPORATION


                By:      /s/  J. Daniel Garrett
                         ----------------------
                Name:         J. Daniel Garrett
                Title:        Vice President - Finance

         The foregoing Warrant Agreement with Birmingham Steel Corporation is hereby accepted by the undersigned on and as of the date thereof.


                Very truly yours,

                PRINCIPAL LIFE INSURANCE COMPANY
                (f/k/a Principal Mutual Life Insurance Company)

                By:  Principal Capital Management, LLC,
                     A Delaware limited liability company,
                     Its authorized signatory

                By:      /s/  Sarah J. Pitts
                         --------------------
                Name:         Sarah J. Pitts
                Title:        Counsel

                By:      /s/  James C. Fifield
                         ---------------------
                Name:         James C. Fifield
                Title:        Counsel


                PRINCIPAL LIFE INSURANCE COMPANY, ON BEHALF OF ONE OR MORE SEPARATE ACCOUNTS

                By:  Principal Capital Management, LLC,
                     a Delaware limited liability company,
                     Its authorized signatory

                By:      /s/  Sarah J. Pitts
                         -------------------
                Name:         Sarah J. Pitts
                Title:        Counsel

                By:      /s/  Debra Svoboda Epp
                         ----------------------
                Name:         Debra Svoboda Epp
                Title:        Counsel

                THE CANADA LIFE ASSURANCE COMPANY
                (J. ROMEO & CO. as nominee)

                By:      /s/  Kevin Phelan
                         -----------------
                Name:         Kevin Phelan
                Title:        Assistant Treasurer



                CANADA LIFE INSURANCE COMPANY OF NEW YORK
                (J. Romeo & Co. as nominee)

                By:      /s/  Peter Coccia
                         -----------------
                Name:         Peter Coccia
                Title:        Partner


                CANADA LIFE INSURANCE COMPANY OF AMERICA
                (J. Romeo & Co. as nominee)

                By:      /s/  Peter Coccia
                         -----------------
                Name:         Peter Coccia
                Title:        Partner



                GENERAL ELECTRIC CAPITAL ASSURANCE COMPANY (formerly known as Great Northern Insured Annuity Corporation)


                By:      /s/  Morian C. Mooers
                         ---------------------
                Name:         Morian C. Mooers
                Title:        Investment Officer


                PROTECTED HOME MUTUAL LIFE INSURANCE COMPANY
                By:  Advantus Capital Management, Inc.

                By:      /s/  Annette M. Masterson
                         -------------------------
                Name:         Annette M. Masterson
                Title:        Vice President


                COLORADO BANKERS LIFE INSURANCE COMPANY
                By:  Advantus Capital Management, Inc.

                By:      /s/  Jeffrey R. Erickson
                         ------------------------
                Name:         Jeffrey R. Erickson
                Title:        Vice President



                THE CATHOLIC AID ASSOCIATION

                By:      Advantus Capital Management, Inc.

                By:      /s/  David R. Hackney
                         ---------------------
                Name:         David R. Hackney
                Title:        Vice President


                COLUMBIAN MUTUAL LIFE INSURANCE COMPANY
                By:  Advantus Capital Management, Inc.

                By:      /s/  Annette M. Masterson
                         -------------------------
                Name:         Annette M. Masterson
                Title:        Vice President



                FARM BUREAU LIFE INSURANCE COMPANY OF MICHIGAN
                By:      Advantus Capital Management, Inc.

                By:      /s/  David R. Hackney
                         ---------------------
                Name:    David R. Hackney
                Title:   Vice President



                ALEXANDER HAMILTON LIFE INSURANCE COMPANY OF AMERICA

                By:      /s/  Robert E. Whalen, II
                         -------------------------
                Name:    Robert E. Whalen, II
                Title:   Vice President


                JEFFERSON PILOT LIFEAMERICA INSURANCE COMPANY


                By:      /s/  Robert E. Whalen, II
                         -------------------------
                Name:         Robert E. Whalen, II
                Title:        Vice President


                PIONEER MUTUAL LIFE INSURANCE COMPANY
                By:      American United Life Insurance Company

                By:      /s/  Kent R. Adams
                         ------------------
                Name:         Kent R. Adams
                Title:        Vice President, American United Life
                              Insurance Company as Agent for Pioneer
                              Mutual Life Insurance Company


                JEFFERSON-PILOT LIFE INSURANCE COMPANY


                By:      /s/  Robert E. Whalen, II
                         -------------------------
                Name:         Robert E. Whalen, II
                Title:        Vice President


                THE EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES

                By:      /s/  Robert Bayer
                         -----------------
                Name:         Robert Bayer
                Title:        Investment Officer


                SUN LIFE ASSURANCE COMPANY OF CANADA


                By:      /s/  John N. Whelihan
                         ---------------------
                Name:         John N. Whelihan
                Title:        Vice President, U.S. Private
                              Placements - for President


                By:      /s/  Roy P. Creedon
                         -------------------
                Name:         Roy P. Creedon
                Title:        Assistant Vice President and
                              Counsel - for Secretary



                SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)


                By:      /s/  John N. Whelihan
                         ---------------------
                Name:         John N. Whelihan
                Title:        Vice President, U.S. Private Placements -
                              for President


                By:      /s/  Roy P. Creedon
                         -------------------
                Name:         Roy P. Creedon
                Title:        Assistant Vice President and
                             Counsel - for Secretary



                SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK


                By:      /s/  John N. Whelihan
                         ---------------------
                Name:         John N. Whelihan
                Title:        Vice President, U.S. Private Placements -
                              for President


                By:      /s/  Roy P. Creedon
                         -------------------
                Name:         Roy P. Creedon
                Title:        Assistant Vice President and
                             Counsel - for Secretary


                CENTURY INDEMNITY COMPANY
                By:  CIGNA Investments, Inc., its authorized agent

                By:      /s/  Stephen H. Wilson
                         ----------------------
                Name:         Stephen H. Wilson
                Title:        Managing Director


                ACE PROPERTY AND CASUALTY INSURANCE COMPANY
                By CIGNA Investments, Inc., its authorized agent

                By:      /s/  Stephen H. Wilson
                         ----------------------
                Name:         Stephen H. Wilson
                Title:        Managing Director


                LIFE INSURANCE COMPANY OF NORTH AMERICA
                By CIGNA Investments, Inc., its authorized agent

                By:  /s/     Stephen H. Wilson
                     -------------------------
                Name:        Stephen H. Wilson
                Title:       Managing Director



                CONNECTICUT GENERAL LIFE INSURANCE COMPANY
                By CIGNA Investments, Inc., its authorized agent


                By:  /s/    Stephen H. Wilson
                     ------------------------
                Name:       Stephen H. Wilson
                Title:      Managing Director


                PROVIDENT MUTUAL LIFE INSURANCE COMPANY


                By:      /s/  Christopher J. Grant
                         -------------------------
                Name:         Christopher J. Grant
                Title:        Investment Officer


                THE NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY

                By:      /s/  Richard A. Strait
                         ----------------------
                Name:         Richard A. Strait
                Title:        Its Authorized Representative


                GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

                By:      /s/  Wayne T. Hoffman
                         ---------------------
                Name:         Wayne T. Hoffman
                Title:        Vice President
                              Investments

                By:      /s/  Julie Bock
                         ---------------
                Name:         Julie Bock
                Title:        Asst. Vice President


                PHOENIX HOME LIFE MUTUAL INSURANCE COMPANY


                By:      /s/  Christopher Wilkos
                         -----------------------
                Name:         Christopher Wilkos
                Title:        Vice President, Corporate Portfolio
                              Management - Phoenix Home Life


                THE STATE LIFE INSURANCE COMPANY

                By American United Life Insurance Company, it's agent

                By:      /s/  Christopher D. Pahlke
                         --------------------------
                Name:         Christopher D. Pahlke
                Title:        Vice President Private Placements


                AMERICAN UNITED LIFE INSURANCE COMPANY


                By:      /s/  Christopher D. Pahlke
                         --------------------------
                Name:         Christopher D. Pahlke
                Title:        Vice President Private Placements


                AMERITAS LIFE INSURANCE CORP.
                By:  Ameritas Investment Advisors Inc.,
                     as Agent

                By:      /s/  Patrick J. Henry
                         ---------------------
                Name:         Patrick J. Henry
                Title:        Vice President - Fixed Income Securities


                ACACIA LIFE INSURANCE COMPANY
                By:  Ameritas Investment Advisors Inc., as Agent


                By:      /s/  Patrick J. Henry
                         ---------------------
                Name:         Patrick J. Henry
                Title:        Vice President - Fixed Income Securities


                THE GREAT-WEST LIFE ASSURANCE COMPANY

                By:      /s/  B.R. Allison
                         -----------------
                Name:         B.R. Allison
                Title:        Director, Bond Investments

                By:      /s/  P. G. Munro
                         ----------------
                Name:         P. G. Munro
                Title:        Executive Vice President
                            Chief Investment Officer


                NATIONWIDE LIFE INSURANCE COMPANY

                By:      /s/  Mark W. Poeppelman
                         -----------------------
                Name:         Mark W. Poeppelman
                Title:        Associate Vice President


                MINNESOTA LIFE INSURANCE COMPANY
                By: Advantus Capital  Management, Inc.


                By:      /s/  Steven S. Nelson
                         ---------------------
                Name:         Steven S. Nelson
                Title:        Vice President

                FEDERATED MUTUAL INSURANCE COMPANY
                By: Advantus Capital Management, Inc.


                By:      /s/  Loren Haugland
                         -------------------
                Name:         Loren Haugland
                Title:        Vice President


                FEDERATED LIFE INSURANCE COMPANY
                By: Advantus Capital Management, Inc.


                By:      /s/  Wayne R. Schmidt
                         ---------------------
                Name:         Wayne R. Schmidt
                Title:        Vice President


                THE RELIABLE LIFE INSURANCE COMPANY
                By:  Advantus Capital Management, Inc.

                By:      /s/  Jeffrey R. Erickson
                         ------------------------
                Name:         Jeffrey R. Erickson
                Title:        Vice President


                NATIONAL TRAVELERS LIFE COMPANY
                By: Advantus Capital Management, Inc.


                By:      /s/  Joseph R. Betlej
                         ---------------------
                Name:         Joseph R. Betlej
                Title:        Vice President


                GUARANTEE RESERVE LIFE INSURANCE COMPANY
                By: Advantus Capital Management, Inc.


                By:      /s/  Marilyn Froelich
                         ---------------------
                Name:         Marilyn Froelich
                Title:        Vice President



                MTL INSURANCE COMPANY
                By: Advantus Capital Management, Inc.

                By:      /s/  John Leiviska
                         ------------------
                Name:         John Leiviska
                Title:        Vice President



                BERKSHIRE LIFE INSURANCE COMPANY

                By:      /s/  Ellen I. Whittaker
                         -----------------------
                Name:         Ellen I. Whittaker
                Title:        Senior Investment Officer


                THE LINCOLN NATIONAL LIFE INSURANCE COMPANY
                By:  Lincoln Investment Management, Inc., It's Attorney-In-Fact


                By:      /s/  Annette M. Teders
                         ----------------------
                Name:         Annette M. Teders
                Title:        Vice President


                TEACHERS INSURANCE AND ANNUITY ASSOCIATION OF AMERICA

                By:      /s/  Roi G. Chandy
                         ------------------
                Name:         Roi G. Chandy
                Title:        Director, Special Situations


                J. ROMEO & CO., as nominee for MONY LIFE  INSURANCE COMPANY

                By:      /s/  Peter Coccia
                         -----------------
                Name:         Peter Coccia
                Title:        Partner


   BANKS:

                BANK OF AMERICA, N.A., as Agent and as a Lender

                By:      /s/  Jay T. Wampler
                         -------------------
                Name:         Jay T. Wampler
                Title:        Managing Director


                PNC BANK, NATIONAL ASSOCIATION

                By:      /s/  Martin E. Mueller
                         ----------------------
                Name:         Martin E. Mueller
                Title:        Vice President

                THE BANK OF NOVA SCOTIA

                By:      /s/  Peter Van Schaick
                         ----------------------
                Name:         Peter Van Schaick
                Title:        Director


                THE BANK OF TOKYO-MITSUBISHI, LTD

                By:      /s/  Gary L. England
                         --------------------
                Name:         G. England
                Title:        V.P. & Manager


                CIBC, INC.

                By:      /s/  Ronald E. Spitzer
                         ----------------------
                Name:         Ronald E. Spitzer
                Title:        Agent


                AMSOUTH BANK

                By:      /s/  Darlene E. Chandler
                         ------------------------
                Name:         Darlene E. Chander
                Title:        Vice President


                DG BANK DEUTSCHE GENOSSENCHAFTSBANK, CAYMAN ISLAND BRANCH

                By:      /s/  J.W. Somers         Kurt A. Morris
                         ----------------         --------------
                Name:         J. W. Somers        Kurt A. Morris
                Title:        S.V.P.              Vice President


                CFE, INC.

                By:      /s/  C. Warren
                         --------------
                Name:         C. Warren
                Title:        Vice President



                BANK ONE, NA

                By:      /s/  Richard Babcock
                         --------------------
                Name:         Richard Babcock
                Title:        Vice President


                THE SANWA BANK, LIMITED

                By:      /s/  John T. Fenney
                         -------------------
                Name:         John T. Fenney
                Title:        Vice President


                UBS AG, STAMFORD BRANCH

                By:      /s/  Marco Breitenmoser
                         -----------------------
                Name:         Marco Breitenmoser
                Title:        Director
                               Recovery Management


                By:      /s/  Dorothy McKinley
                         ---------------------
                Name:         Dorothy McKinley
                Title:        Director
                              Loan Portfolio Support, US

Exhibit 10.11
                          EMPLOYMENT AGREEMENT


         This Employment Agreement (the "Agreement") is made by and between Birmingham Steel Corporation, a Delaware corporation (the "Company"), and John
D. Correnti ("Executive") as of May 12, 2000. This Agreement is offered by the Company to induce Executive to accept employment. The Company and Executive, each intending to be legally bound by the terms hereof, agree as provided below.


                                   Provisions

1.       Employment Term


         The Company hereby employs Executive and Executive hereby accepts employment upon the terms and conditions of this Agreement, for an initial five year term running from December 1, 1999, to and including November 30, 2004 (the "Initial Term"). The Initial Term shall be extended automatically for successive one year renewal terms (each, a "Renewal Term") unless either party notifies the other in writing no later than 60 days before the expiration of the current term that such party does not wish to extend the term of employment. The employment term under this Agreement is referred to as the "Term."

2.       Offices; Duties; Directorship; Other Activities

2.1. Offices and Duties. Executive shall serve during the course of his employment as Chairman of the Board and Chief Executive Officer. Executive shall have the duties and authority as are prescribed by the bylaws of the Company for such officers on the date of this Agreement, such other duties and responsibilities as customarily are assigned to the senior executive officer, and such other duties and responsibilities as may be assigned to him by the Company's Board of Directors (the "Board"), provided that such assignments by the Board are customary and appropriate for the senior executive officer of the Company. Executive shall be given such authority as is appropriate to carry out his duties. The Company will not take any action to create an executive office having greater authority over the daily management of the Company than that of the Chief Executive Officer.

2.2. Service on Board. Executive agrees to serve as a director of the Company during the Term and to serve on such committees of the Board as to which he might be appointed. During the Term of this Agreement, Executive shall report directly to the Board and committees of the Board.

2.3. Efforts and Other Activities. During the Term, except for periods of vacation and sick leave, personal leave granted by the Board or leave to which Executive is entitled under law, Executive shall devote reasonable attention and time during normal business hours to the business and affairs of the Company to the extent necessary to discharge his duties under this Agreement. With the prior approval of the Board, Executive may serve as a director or trustee of other corporations or businesses which do not compete with the Company. Executive also may serve on civic, trade or charitable boards or committees. Executive may invest in real estate for his own account or become a passive partner or a passive stockholder in any corporation, partnership or other venture not in direct competition with the Company. Executive may invest in mutual funds or similar vehicles in which Executive does not direct the investment of funds in particular securities. Executive may deliver lectures, fulfill speaking engagements, or teach at educational institutions, and may manage personal investments, provided that such activities do not materially interfere with the performance of Executive's responsibilities for the Company.

2.4. Place of Business. Executive's services shall be performed primarily at the Company's headquarters in Birmingham, Alabama.

3.       Compensation and Benefits

3.1. Base Salary. The Company will pay to Executive a base salary at the rate of $600,000 per year for each year of the Term, subject to increase as provided herein ("Base Salary"). Base Salary will be earned monthly and will be payable in periodic installments in accordance with the Company's customary practices for executive officers. Amounts payable will be reduced by standard withholding and other authorized deductions. The Company shall review Executive's salary at least annually, and the Base Salary will be increased on a basis consistent with increases in salary, if any, for the Company's other senior executives. The Company may increase Executive's Base Salary in any year of the Term but it may not reduce it from the amount applicable in the preceding Term year.

3.2. Cash Bonus. (a) Executive shall receive during the Term an annual cash bonus ("Bonus") equal to one percent (1%) of "Base Earnings" for each fiscal year, or portion thereof, in the Term (including the fiscal years in which the Term commences and in which it expires). Base Earnings shall be determined from the Company's audited consolidated statement of operations (the "Income Statement") for such fiscal year and shall be a sum equal to (i) the Company's consolidated pre-tax income plus, (ii) the total of all interest charges, (iii) the total of all depreciation and amortization charges, and (iv) the total of all "Extraordinary Charges", all as shown on the Income Statement. "Extraordinary Charges" means all reserves and charges or accruals on the Income Statement arising from extraordinary items, goodwill write-offs and other unusual items.


                  (b) The Bonus for each fiscal year (or portion thereof) in the Term shall be paid in a single payment not later than 30 days after the issuance of the Income Statement by the Company's auditors.


                  (c) The Bonus shall be in lieu of any other cash incentive compensation program offered by the Company to its management employees, unless otherwise provided by the Board or as specifically provided in this Agreement.

3.3. Inducement Restricted Stock Grant. (a) To induce Executive to accept employment by the Company, the Company hereby grants to Executive 100,000 shares of the Company's common stock, $0.01 par value per share (the "Grant Shares").


                  (b) Stock certificates evidencing the Grant Shares shall be retained by the Company pending release to Executive as provided herein. The Company shall keep such certificates free from all claims and encumbrances other than the Company's rights under this Agreement. In lieu of issuance of certificates for Grant Shares that are subject to forfeiture, the Company may make a "book entry" in the record of stockholders to evidence the ownership of such shares.


                  (c) The Grant Shares shall be subject to forfeiture to the Company if Executive's employment terminates prior to the third anniversary of the date hereof. Subject to the earlier termination of forfeiture restrictions as provided in Section 4, at each of the first and second anniversaries of the date hereof, the forfeiture restrictions applicable to 33,333 Grant Shares shall terminate and such shares shall be transferable and non-forfeitable. Subject to the earlier termination of forfeiture restrictions as provided in Section 4, on the third anniversary of the date hereof, Executive's interest in 33,334 Grant Shares shall be transferable and non-forfeitable. Promptly upon such lapse of restrictions the Company shall deliver, or cause its transfer agent to deliver, a duly executed share certificate for such shares to Executive.


                  (d) Pending forfeiture, Executive will be deemed the record holder of all Grant Shares, whether or not subject to forfeiture, and shall be entitled to all voting rights, distributions and other rights of an owner of the Grant Shares.


                  (e) During the Initial Term of this Agreement, except for participation in the Company's 1995 Stock Accumulation Plan (the "Stock
Accumulation Plan"), Executive shall not be eligible to participate in the Company's incentive restricted stock or other stock-based compensation plans applicable to executive employees generally, unless otherwise provided by the Board. After the Initial Term, Executive shall participate in any such plan applicable to senior executives generally.


                  (f) Grant Shares that are subject to forfeiture under this Section may not be transferred by Executive except by will or laws of descent and distribution, and will not be subject in any manner to any other sale, transfer, pledge or other encumbrance, lien or charge (other than to the Company). Grant Shares not subject to forfeiture may be transferred by Executive upon receipt by the Company of an opinion of counsel acceptable to the Company that such shares may be transferred without registration under federal and state securities laws. All certificates for Grant Shares may bear a legend to such effect.


                  (g) The Company will indemnify and hold Executive harmless from any income, employment or other tax liability incurred as a result of the grant or vesting of the Grant Shares.

3.4. Inducement Grant of Options; Exercise Price. Subject to the terms and conditions set forth herein, the Company hereby grants to Executive options to purchase 1,000,000 shares of Common Stock at a price per share of $4.88 (the "Exercise Price"), which shall be subject to the terms and conditions provided below (the "Options"). The number of shares subject to the Options, the Exercise Price therefor and other matters resulting from certain transactions shall be adjusted as provided in Exhibit A hereto.

3.4.1.   Exercise of Options.


                    (a) The Options shall be  exercisable by the delivery to the
               Company of a written notice in the form of Exhibit B stating the number of shares to be purchased pursuant to the Options and accompanied by payment in full in accordance with this Agreement, in an amount equal to the Exercise Price per share multiplied by the number of shares to be purchased. The exercise shall be effective upon hand delivery of the exercise notice to the Company or the date of postmark of any exercise notice delivered by mail (the "Exercise Date") provided such payment accompanies the notice of exercise; if not so accompanied, then the Exercise Date shall be the later date on which payment of the Exercise Price is made in accordance with this Agreement.


                    (b) Any exercise of Options by Executive must conform to the
               Company's insider trading restrictions applicable to directors and officers generally. Any exercise by Executive that may not be made due to such restrictions may be made within the next available exercise period permitted by such restrictions even if the right to exercise Options under this Agreement otherwise has terminated.


                    (c) All  Options  will  expire 10 years from the date hereof
               (unless an earlier termination date is provided herein).


                    (d) Fractional share interests shall be disregarded, but may be accumulated. No fewer than 5,000 Option shares may be purchased at any one time (subject to appropriate adjustment in accordance with adjustments made pursuant to Exhibit A), unless the number purchased is the total number at the time remaining for purchase under the Options.

3.4.2. Permitted Consideration. The purchase price of any shares purchased on exercise of a vested Option shall be paid in full at the time of each purchase in one or a combination of the following methods: (i) in cash or by electronic funds transfer; (ii) by check payable to the order of the Company; or (iii) by delivery of shares owned by Executive or vested stock options (whether Options or other stock options) held by Executive (in the case of options, to be valued per option as the difference between the exercise price thereof and the price per share of the stock to which such option pertains, as such stock price is determined below). Any shares (or the value of shares used for determining the value of the options) used to satisfy the Exercise Price of an Option shall be valued (i) if the shares are traded on the New York Stock Exchange, at the closing price as reported by such exchange for the trading day immediately preceding the Exercise Date, (ii) if such shares are not traded on the New York Stock Exchange, but are traded on another national exchange, at the closing price as reported by such exchange for the trading day immediately preceding the Exercise Date, (iii) if the shares are not traded on an exchange but are reported on NASDAQ, then at the closing price as reported on NASDAQ for the trading day immediately preceding the Exercise Date, or (iv) if the shares are not traded on any of the foregoing, then at their fair market value on the Exercise Date as mutually determined by the Board of Directors and Executive (if unable to agree, then determined by arbitration under Section 7. Any shares or options surrendered as payment of the Exercise Price and shall have been owned by Executive or have been vested for at least six months prior to the Exercise Date.

3.4.3. Vesting. Subject to the acceleration of vesting as provided by this Agreement, a specified number of Executive's Options shall vest and become exercisable on each anniversary of this Agreement if Executive is then employed by the Company. The number of Executive's Options that shall vest and become exercisable at the indicated dates are as follows:


            Date                      Number of Options Vesting
     ___________, 2000                         200,000
     ___________, 2001                         200,000
     ___________, 2002                         200,000
     ___________, 2003                         200,000
     ___________, 2004                         200,000

Early termination of exercise rights and accelerated vesting of unexercised Options shall be as provided in Section 4. The vesting schedule shall be adjusted as appropriate if and as required pursuant to Exhibit A.

3.4.4. Share Certificates; Shareholder Rights. Upon proper exercise of an Option and payment of the related Exercise Price, the Company shall cause to be issued and delivered to Executive a certificate for the shares issuable upon such exercise. Such certificate shall be deemed to have been issued as of the Exercise Date. Executive shall be deemed to be the holder of record of the shares issuable upon such exercise as of the Exercise Date and the Company agrees to make such entries in its records of shareholders to reflect such status.

3.4.5. Payment of Taxes. The Company shall pay all documentary stamp taxes, if any, attributable to this Agreement or the issuance of any of the shares or other securities upon the exercise of the Options.

3.4.6. Reservation of Shares. The Company will reserve and keep available, free from preemptive rights, out of the aggregate of its authorized but unissued shares, the full number of shares deliverable upon exercise of the Options for the purpose of enabling it to satisfy any obligation to issue shares upon exercise of the Options.

3.4.7. Representations of the Company; Registration of the Shares. The Company covenants and represents that all shares which may be issued upon the exercise of the options will, upon issuance, be fully paid and nonassessable and free from all taxes (other than withholding taxes on income and wages), liens, charges and security interests with respect to the issue thereof. The Company will in good faith, and as expeditiously as possible, take all action which may be necessary to obtain and keep effective any and all registrations, permits, consents and approvals of governmental agencies and authorities, and will make any and all necessary filings under Federal and State securities laws, or of exchanges or similar markets on which the class of option shares are listed, necessary in connection with the issuance of the options, the exercise of the options, and the issuance, sale, transfer and delivery of shares upon exercise of the options by Executive.

3.4.8. Non-transferability. Except as provided in Section 4, the Options are exercisable only by Executive. Prior to vesting, the options are non-transferable and shall not be subject in any manner to anticipation, alienation, sale, transfer, assignment, pledge, encumbrance or charge (other than to the Company), except by operation of law or by will or laws of descent and distribution.

3.4.9. Company Incentive Option Plans. Unless otherwise provided by the Board, during the Initial Term of the Agreement Executive shall not be eligible to participate in the Company's incentive stock option plans applicable to executive employees generally. After the Initial Term, Executive shall participate in any such plan applicable to senior executives generally.

3.4.10. Option Share Exercise Record. Executive and the Company shall keep a record of exercise of all Options (the "Option Share Exercise Record").

3.5. Stock Accumulation Plan. During the Term, Executive shall participate in the Company's Stock Accumulation Plan. In lieu of any contribution required under such plan, and notwithstanding the terms of the plan, Executive will defer or contribute annually from 5% to 20% of his annual Base Salary or Bonus (such amount and sources as Executive may elect), to the Stock Accumulation Plan. Executive's obligations under this section will be reduced, or eliminated, for each applicable deferral period by the aggregate Exercise Price of Options exercised by Executive during such period, but Executive retains the right to make such deferral or contribution under the Stock Accumulation Plan notwithstanding his exercise of Options.

3.6.  Executive  Retirement and  Compensation  Deferral  Plan.  During the Term,
Executive  shall   participate  in  the  Company's   Executive   Retirement  and
Compensation Deferral Plan as a "Group 1 Participant".

3.7. Other Savings and Retirement Plans. Except as specifically provided herein, Executive shall be entitled to participate in all savings and retirement plans, practices, policies and programs applicable generally to other executives of the Company.

3.8. Welfare Benefit Plans. Executive shall be eligible for participation in and shall receive all benefits under welfare benefit plans, practices, policies and programs provided by the Company (including medical, prescription, dental, disability, salary continuance, employee life, group life, accidental death and travel accident insurance plans and programs) to the extent applicable generally to other executives of the Company.

3.9. Severance Plan. Executive shall be entitled to the benefits of the Company's Executive Severance Plan, but without duplication of any such payments.

3.10. Expenses. (a) For the first two years of the Term of this Agreement, Executive shall be reimbursed for (or at Executive's request, where feasible, the Company shall pay directly) the following special expenses:


               (i)  the  costs  of  an   apartment   in   Birmingham,   Alabama,
               furnishings, parking, utilities and related costs; and

               (ii) weekly commuting expenses from Executive's residences in Charlotte, North Carolina and Blytheville, Arkansas to and from Birmingham (if Executive uses any aircraft owned or leased by him, the reimbursement rate shall be as agreed by Executive and Company from time to time).


                  (b) Reimbursement of Executive's living expenses under subsection (a) shall be made promptly by the Company upon receipt of request by Executive. Executive's request may be made not more than once per month, and must be accompanied by reasonable documentation evidencing such expenses.


                  (c) Executive is encouraged to incur  reasonable  expenses for promoting the Company's business. Such promotional expenses include travel, entertainment (including memberships in social and athletic clubs), and community service expenses. Executive is encouraged to attend seminars, trade and professional meetings and conventions, and educational courses that are reasonably related to Executive's employment with the Company. The cost of travel, tuition or registration, food, and lodging for attending those activities, and other charges of a type for which executive managers of the Company typically are reimbursed, shall be paid by the Company. Other costs shall be paid by Executive, unless the Company authorizes those costs. Executive also will be entitled to reimbursement for reasonable employment expenses incurred by him during the Term in accordance with the policies, practices and procedures then as in effect generally with respect to other senior executives of the Company. When Executive attends trade, Company or promotional events at which spouses customarily attend, the Company also shall reimburse Executive for expenses arising from the attendance of Executive's spouse.

3.11.    Relocation Expenses.


                  (a) The Company shall reimburse the Executive for (i) the amount of brokers' commissions paid in connection with the sale during the Term of Executive's residence in either Charlotte, North Carolina or Blytheville, Arkansas, (ii) broker's commissions payable in connection with Executive's purchase during the Term of a residence in or near Birmingham, Alabama, (iii) moving expenses (including storage) for Executive's goods from Charlotte, North Carolina to either Blytheville, Arkansas or Birmingham, Alabama, and moving expenses (including storage and reasonable travel expenses for Executive and his family) from Blytheville, Arkansas or Charlotte, North Carolina to Birmingham, Alabama. Such reimbursement shall be made with respect to any relocation made during the Term.


                  (b) If Executive relocates to Birmingham, Alabama and sells his current residence in Blytheville, Arkansas during the Term, the Company also shall pay to the Executive the amount of any difference between (i) the fair market value (or, if higher, the "Adjusted Cost") of Executive's current residence in Blytheville, Arkansas and (ii) the price paid by the buyer of the residence. For the purposes of this Section, fair market value shall be as determined by the average of three appraisals made by qualified appraisers (the cost of which shall be paid by the Company), and the "Adjusted Cost" shall be the purchase price paid by Executive (or cost of construction pursuant to a construction contract) plus the amount of all improvements made by Executive and evidenced by reasonably satisfactory documentation. In no event shall the Company's obligation under this Section 3.11(b) exceed the Adjusted Cost.

3.12. Fringe Benefits. Executive shall be entitled to fringe benefits in accordance with the plans, practices, programs and policies as in effect generally with respect to other executives of the Company.

3.13.    Vacations and Leave.


                  (a) During the Term, at such reasonable times as the Board shall permit, Executive shall be entitled, without loss of pay, to be absent from the performance of his duties under this Agreement. In addition, Executive shall be entitled to annual vacation in accordance with policies established by the Board for executive officers.


                  (b) Executive shall be entitled to sick leave (without loss of pay) in accordance with the Company's policies in effect from time to time, and other personal and family leave as provided by law.

3.14. Effect of Termination on Restricted Stock Options and Benefits. The obligations of the Company with respect to Grant Shares, Options, other restricted stock or stock options granted to Executive under Company plans or other agreements, and other employee benefits, shall be as provided in Section 4.

3.15. Conflict. In the event of any conflict between this Agreement and the terms of any benefit, severance, deferred compensation, incentive or similar plan or agreement in which Executive is or becomes a participant during the Term, the result most favorable to the Executive shall apply unless Executive makes a specific written election otherwise, but Executive shall not be entitled to duplicative payments or benefits.

4.       Termination

4.1. Change of Control Defined. (a) For the purposes of this Section, the following terms are used as defined below:


     (i) "Exchange Act" means the Securities Exchange Act of 1934, as amended;


     (ii) "Voting Securities" means any voting securities of the Company;


     (iii) "Person" is used as such term is used for purposes of Section 13(d) or 14(d) of the Exchange Act;


     (iv) "Beneficial Ownership" is used as such term is used within the meaning of Rule 13d-3 promulgated under the Exchange Act;


     (v) "Election Contest" is used as described in Rule 14a-11 promulgated under the Exchange Act, including any agreement intended to avoid or settle any Election Contest;


     (vi) "Proxy Contest" means an actual or threatened solicitation of proxies or consents by or on behalf of a Person other than the Board, including any agreement intended to avoid or settle any Proxy Contest;


     (vii) "Incumbent Board" means the individuals who as of the date of this Agreement are members of the Board;


     (viii) "Subsidiary" means any corporation or other entity with respect to which the Company has the direct or indirect right to vote shares representing 50% or more of the votes eligible to be cast in the election of directors or managers of each such entity;


     (ix) "Non-Control Acquisition" means an acquisition by (A) an employee benefit plan (or a trust forming a part thereof) maintained by (1) the Company or (2) any corporation or other Person of which a majority of its voting power or its voting equity securities or equity interest is owned, directly or indirectly, by the Company (for purposes of this definition, a "Subsidiary") (B) the Company or its Subsidiaries, or (C) any Person in connection with a "Non-Control Transaction";


     (x)   "Non-Control   Transaction"   means  a   merger,   consolidation   or
reorganization of the Company where:


          (A) the stockholders of the Company immediately before such merger, consolidation or reorganization, own directly or indirectly immediately following such merger, consolidation or reorganization, at least seventy percent (70%) of the combined voting power of all outstanding Voting Securities of the corporation resulting from such merger or consolidation or reorganization (the "Surviving Corporation") in substantially the same proportion as their ownership of the Voting Securities immediately before such merger, consolidation or reorganization,


          (B) the individuals who were members of the Incumbent Board immediately prior to the execution of the agreement providing for such merger, consolidation or reorganization constitute at least two-thirds of the members of the board of directors of the Surviving Corporation, or a corporation beneficially directly or indirectly owning a majority of the voting securities of the Surviving Corporation, and


          (C) no Person  other than (1) the Company or any of its  Subsidiaries,
     (2) any employee benefit plan (or any trust forming a part thereof) maintained by the Company, the Surviving Corporation, or any of its subsidiaries, or (3) any Person who, immediately prior to such merger, consolidation or reorganization had Beneficial Ownership of fifteen percent (15%) or more of the then outstanding Voting Securities, has Beneficial Ownership of fifteen percent (15%) or more of the combined voting power of the Surviving Corporation's then outstanding voting securities.


               (b) A "Change in Control" shall mean the occurrence during the Term of any one of the following events:


                           (i) An acquisition (other than directly from the Company) of Voting Securities by any Person, immediately after which such Person has Beneficial Ownership of more than fifteen percent (15%) of the combined voting power of the Company's then outstanding Voting Securities, but in determining whether a Change in Control has occurred, Voting Securities which are acquired in a Non-Control Acquisition under Section 4.1(a)(ix)(A) or (B) shall not constitute an acquisition which would cause a Change in Control;


                           (ii) The individuals who, as of the date of this Agreement are members of the Incumbent Board, cease for any reason to constitute at least two-thirds of the members of the Board; but if the election, or nomination for election by the Company's common stockholders, of any new director was approved by a vote of at least two-thirds of the Incumbent Board, such new director shall, for purposes of this Plan, be considered as a member of the Incumbent Board, but no individual shall be considered a member of the Incumbent Board if such individual initially assumed office as a result of either an actual or threatened Election Contest or Proxy Contest;


                           (iii) Approval by stockholders of the Company of a merger, consolidation or reorganization involving the Company, unless such merger, consolidation or reorganization is a Non-Control Transaction;


                         (iv) A complete liquidation or dissolution of the Company; or


                           (v) An agreement for the sale or other disposition of all or substantially all of the assets of the Company to any Person (other than a transfer to a Subsidiary).


                  (c) Notwithstanding the foregoing, a Change in Control shall not be deemed to occur solely because any Person (the "Subject Person") acquired Beneficial Ownership of more than the permitted amount of the then outstanding Voting Securities as a result of the acquisition of Voting Securities by the Company which, by reducing the number of Voting Securities then outstanding, increases the proportional number of shares Beneficially Owned by the Subject Persons, provided that if a Change in Control would occur (but for the operation of this sentence) as a result of the acquisition of Voting Securities by the Company, and after such share acquisition by the Company, the Subject Person becomes the Beneficial Owner of any additional Voting Securities which increases the percentage of the then outstanding Voting Securities Beneficially Owned by the Subject Person, then a Change in Control shall occur.

4.2. Termination for Cause. The Company may terminate Executive's employment for Cause. For purposes of this Agreement, a termination of employment is for "Cause" if Executive (i) has been convicted of a felony, (ii) intentionally engaged in conduct that is demonstrably and materially injurious to the Company, monetarily or otherwise, or (iii) has refused to attempt to perform his employment duties under this Agreement (other than due to temporary physical or mental incapacity not constituting Permanent Disability) and Executive has not undertaken his employment duties within 5 business days after demand has been made by the Company (but Executive's temporary performance of duties followed by resumption of refusal to perform occurring within 12 months from such demand will not require another demand by the Company). However, no termination of Executive's employment shall be for Cause as set forth in clause (ii) or (iii) above until (A) there shall have been delivered to Executive a copy of a written notice setting forth that Executive was guilty of the conduct set forth in clause (ii) or (iii) and specifying the particulars thereof in detail, and (B) Executive shall have been provided an opportunity to be heard by the Board (with the assistance of Executive's counsel if Executive so desires). If within 5 business days of such hearing the Board does not confirm in writing its determination of Cause and the termination of employment of Executive, then the initial notice shall be deemed null and void (subject, however, to Executive's right to treat the initial notice as effective, notwithstanding the Board's failure to confirm termination for Cause, as set forth below). No act, or failure to act, on Executive's part, shall be considered "intentional" unless he has acted, or failed to act, with an absence of good faith and without a reasonable belief that his action or failure to act was in the best interest of the Company. Any action, or failure to act, by Executive in furtherance of a Company objective that the Board (or committee of the Board) approved or of which the Board (or committee of the Board) was aware shall not constitute Cause. Notwithstanding anything contained in this Agreement to the contrary, no failure to perform by Executive after a notice of termination is given by Executive shall constitute Cause for purposes of this Agreement. If the Company asserts grounds for termination for Cause but withdraws the assertion (or fails to make the confirmation of termination for Cause after hearing, as described above), Executive shall have the option of accepting termination at any time within 30 days of such withdrawal (or within 30 days after the expiration of 5 days after such hearing, as applicable), in which case the termination shall be deemed as having been made by the Company without Cause. A plea of nolo contendere or its equivalent, shall not, of itself, constitute Cause or create a presumption that the Executive's conduct constitutes Cause. Any determination of Cause by the Board will not be binding on the Executive and, if challenged in an action for breach or for injunctive relief, the Company shall retain the burden of proof.

4.3. Death or Permanent Disability. Executive's employment shall terminate automatically upon Executive's death. If Executive suffers a Permanent Disability (as defined below) which results in an absence from full-time performance of his duties for a period of 180 consecutive days or if longer, such period as is required before Executive is entitled to disability payments under the Company's disability insurance policy covering Executive, the Company shall be entitled to terminate his employment. For purposes of this Agreement, "Permanent Disability" shall mean a physical or mental impairment which substantially limits a major life activity of Executive and which renders Executive unable to perform the essential functions of his position. Executive shall be entitled to the compensation and benefits provided for under this Agreement for any period during the Term and prior to the establishment of the Executive's Permanent Disability during which the Executive is unable to work due to a physical or mental infirmity. Notwithstanding anything contained in this Agreement to the contrary, until the termination date specified in a notice of termination relating to Executive's Permanent Disability, Executive shall be entitled to return to his position with the Company as set forth in this Agreement, in which event no Permanent Disability of Executive will be deemed to have occurred.

4.4. Resignation for Good Reason. Executive may resign for "Good Reason." For purposes of this Agreement, "Good Reason" means the resignation of Executive after (i) the Company fails to nominate Executive for election as a director of the Company for re-election upon termination of Executive's initial term or any successive term as director, or if nominated the shareholders of the Company do not elect Executive for such term, (ii) Executive is removed from or not named to serve on the Executive Committee of the Board, except where Executive is also removed as a director for Cause (iii) Executive is removed as a director by the Board or shareholders for reasons other than would constitute Cause, or (iv) the Company, without the consent of Executive, materially breaches this Agreement, Executive notifies the Company in writing of the nature of such material breach and the Company does not correct such material breach within 30 calendar days after its receipt of such notice. The Company agrees that a material breach for purposes of this provision shall include (i) a change in Executive's titles or offices without his consent, (ii) the assignment of Executive of duties that are materially inconsistent with Executive's position or the withdrawal of duties, responsibilities or authority previously granted to Executive, (iii) a change in Executive's principal work location by more than 25 miles from Birmingham, Alabama without his consent (or more than 25 miles from any other principal location previously agreed to by Executive), (iv) failure by the Company to increase Executive's Base Salary in accordance with Section 3.1, or (v) at any time following a Change of Control, the Company fails to maintain any benefit or compensation plans in which the Executive was participating (or fails to provide equivalent plans) or reduces the Executive's benefits under any such plan as in effect immediately prior to the Change of Control, or fails to provide Executive with fringe benefits or the same number of vacation days to which he was entitled immediately prior to the Change of Control. Executive's right to terminate his employment pursuant to this Section shall not be affected by his incapacity due to physical or mental illness.

4.5.     Obligations of the Company Upon Termination.

4.5.1. Termination for Cause or Resignation Without Good Reason. If Executive is terminated for Cause or if Executive resigns from the Company prior to a Change of Control without Good Reason or resigns after one year from a Change in Control without Good Reason, this Agreement shall terminate without further obligation to Executive other than for the timely payment of: (i) Executive's annual Base Salary through the date of termination to the extent not theretofore paid, any vested Grant Shares, and any unpaid Bonus to which Executive is entitled, on or prior to the date of termination, (ii) any compensation previously deferred by Executive (together with any accrued interest or earnings thereon) and accrued vacation pay, and reimbursable expenses incurred under Sections 3.10 and 3.11, in each case to the extent not theretofore paid (the sum of the amounts described in clauses (i) and (ii) shall be hereinafter referred to as the "Accrued Obligations"), which shall be paid to Executive within 30 days of the termination date. Executive's rights upon termination as described in this section under savings, retirement or similar plans in which Executive is a participant shall be governed by the terms of such plans.

4.5.2. Termination for Death or Permanent Disability. If Executive's employment is terminated by the Company because of Executive's death or Permanent Disability, this Agreement shall terminate without further obligation to Executive other than for the timely payment to Executive or his estate or beneficiary, as applicable, of (i) the Accrued Obligations, (ii) the payment of a Bonus for the current fiscal year equal to the Bonus paid with respect to the prior fiscal year, prorated for the current fiscal year based on the date of termination, and (iii) payment to Executive of any amounts due pursuant to the terms of any applicable savings and retirement plans and welfare benefit plans.

4.5.3. Termination by the Company for Other than Cause, Death or Disability; Resignation By Executive for Good Reason or Within One Year After a Change of Control. If the Company terminates Executive's employment for other than Cause, death or Permanent Disability, or if Executive resigns for Good Reason or resigns within one year after a Change of Control without Good Reason, this Agreement shall terminate with the following obligations owed by the Company to
Executive: (i) the timely payment of Accrued Obligations, and (ii) the payment of a Bonus for the current fiscal year equal to the Bonus paid with respect to the prior fiscal year, prorated for the current fiscal year based on the date of termination, and (iii) a "Severance Payment" as provided herein. The Severance Payment shall be a lump sum cash payment equal to the largest of the following amounts: (i) a sum equal to (A) $3,000,000 less all Base Salary paid or payable through the date of termination, plus (B) the "Bonus Component" (as defined an computed as set forth below), (ii) the severance payment due to the Executive under the Company's Severance Plan, and (iii) an amount equal to (A) three times the Executive's current Base Salary plus (B) the Bonus Component. For the purposes of this Section, the Bonus Component shall be calculated as follows:


                  (i) if Executive's employment terminates on or after January 1, 2003, the Bonus Component shall be an amount equal to three times the average of the Bonus payments payable for the past three fiscal years;


                  (ii) if Executive's employment terminates after December 31, 2000 and prior to January 1, 2003, the Bonus Component shall be an amount equal to three times the Bonus payment payable with respect to the fiscal year preceding the year in which employment terminates; and


                  (iii) if Executive's employment terminates on or before December 31, 2000, the Bonus Component shall be an amount equal to three times what the Bonus Payment would have been if Executive had been employed by the Company throughout 2000 and a Bonus Payment (calculated in accordance with Section 3.2) had been payable with respect to that year.




4.5.4. Continuation of Benefits. If Executive's employment is terminated (i) by the Company without Cause, (ii) by the Executive for Good Reason, or (iii) at anytime within one year after a Change of Control except for Cause, Executive shall continue to participate in the Company's pension and welfare benefit plans, until the first anniversary of the termination of Executive's employment (the "Benefit Extension Period"); if Executive is not eligible to participate in any such plan, the Company shall provide him with a substantially equivalent benefit. To the extent a benefit cannot be provided under the terms of the applicable plan, policy or program, the Company shall provide a comparable benefit under another plan or make a cash payment of equivalent value. Executive's rights under such benefit plans during the Benefit Extension Period will be on the same terms as if Executive's employment had continued through the Benefit Extension Period, except that Executive shall cease to accrue all service for purposes of determining his entitlement to, and the amount of, his pension benefits upon the Executive's commencement of receipt of benefits under any of the Company's pension plans and Executive's rights under welfare benefit plans during the Benefit Extension Period shall cease on any earlier date on which Executive becomes eligible for comparable welfare benefits from a subsequent employer. Other than as provided in this Section, Executive's vested right to benefits under the benefit plans and the amount of such benefits shall be determined based on Executive's age and service as though he had remained employed under this Agreement through the Benefit Extension Period. If under any other agreement or plan Executive is entitled to more favorable benefits, or a longer benefit continuation period, than provided hereby, the terms of such agreement or plan shall apply

4.5.5. Tax Reimbursement. (a) If any payment or benefit (within the meaning of Section 280G(b)(2) of the Internal Revenue Code of 1986, as amended (the "Code")), to the Executive or for his benefit paid or payable or distributed or distributable pursuant to the terms of this Agreement or otherwise in connection with, or arising out of, his employment with the Company or a Change of Control (a "Payment" or "Payments"), would be subject to the excise tax imposed by
Section 4999 of the Code or any interest or penalties are incurred by the Executive with respect to such excise tax (such excise tax, together with any such interest and penalties, are collectively referred to as the "Excise Tax"), then the Executive will be entitled to receive an additional payment (a "Gross-Up Payment"). The amount of the Gross Payment will be such that after payment by the Executive of all taxes (including any interest or penalties, other than interest and penalties imposed by reason of the Executive's failure to file timely a tax return or pay taxes shown due on his return, imposed with respect to such taxes and the Excise Tax), including any Excise Tax imposed upon the Gross-Up Payment, the Executive retains an amount of the Gross-Up Payment equal to the Excise Tax imposed upon the Payments.


     (b) An initial determination as to whether a Gross-Up Payment is required pursuant to this Agreement and the amount of such Gross-Up Payment shall be made by an accounting firm selected by the Company and reasonably acceptable to the Executive, which is designated as one of the five largest accounting firms in the United States (the "Accounting Firm"). The Accounting Firm shall provide its determination (the "Determination"), together with detailed supporting calculations and documentation, to the Company and the Executive within five days of the termination date if applicable, or such other time as requested by the Company or by the Executive (provided the Executive reasonably believes that any of the Payments may be subject to the Excise Tax) and if the Accounting Firm determines that no Excise Tax is payable by the Executive with respect to a Payment or Payments, it shall furnish the Executive with an opinion reasonably acceptable to the Executive that no Excise Tax will be imposed with respect to any such Payment or Payments. Within ten days of the delivery of the Determination to the Executive, the Executive shall have the right to dispute the Determination (the "Dispute"). The Gross-Up Payment, if any, as determined pursuant to this Section 4.5.5 shall be paid by the Company to the Executive within five days of the receipt of the Determination. The existence of the Dispute shall not in any way affect the Executive's right to receive the Gross-Up Payment in accordance with the Determination. Upon the final resolution of a Dispute, the Company shall promptly pay to the Executive any additional amount required by such resolution. If there is no Dispute, the Determination shall be binding, final and conclusive upon the Company and the Executive subject to the application of subsection (c), below.


     (c) Notwithstanding anything contained in this Agreement to the contrary, if according to the Determination an Excise Tax will be imposed on any Payment or Payments, the Company shall pay to the applicable government taxing authorities as Excise Tax withholding, the amount of the Excise Tax that the Company has actually withheld from the Payment or Payments.

4.5.6.   Options and Restricted Stock Rights Upon Termination.


     (a) If Executive's employment terminates under the provisions of Section 4.5.1, any of Executive's Options that are vested on or prior to the date of termination shall not be forfeited. If Executive is terminated for Cause, such vested Options may be exercised by Executive or by Executive's legal representative or representatives or the persons who become entitled to such property under Executive's will or under the laws of descent and distribution (referred to herein as "Executive's Successors") at any time within the earlier of the date on which such Options otherwise expire and one year from the date of termination of employment, and if Executive resigns prior to a Change of Control or within one year after a Change of Control without Good Reason, such vested Options may be exercised by Executive or Executive's Successors at any time within the earlier of the date on which such Options otherwise expire and two years from the date of termination. Any unvested Grant Shares or Options shall be forfeited.


     (b) If Executive's employment terminates under the provisions of Section 4.5.2, all unvested Options shall vest immediately upon the date of termination and all of the Executive's unexercised Options may be exercised by Executive or Executive's Successors at any time within one year of termination. All Grant Shares subject to forfeiture at the date of termination under Section 4.5.2 shall no longer be subject to forfeiture and shall be released to Executive or Executive's estate.


     (c) If Executive's employment terminates under the provisions of Section 4.5.3, all unvested Options shall vest immediately upon the date of termination and all of Executive's unexercised Options may be exercised by Executive or Executive's Successors at any time within five years from the date of termination. All Grant Shares subject to forfeiture at the date of termination shall no longer be subject to forfeiture and shall be released to Executive.


     (d) The vesting and forfeiture, upon termination of Executive's employment, of any restricted stock or options owned by Executive under any Company plan or agreement, and the Executive's rights under any other employee benefit plan or agreement, other than those under Sections 3.3 or 3.4 of this Agreement, shall be governed by the provisions of such plan or other agreement.

5.       Non-Competition; Confidentiality

5.1. Non-Competition; Non-Solicitation of Customers. At no time during the Term of Executive's employment by the Company or, if Executive is terminated under
Section 4.5.3 and the Severance Payment is paid, for a period of 12 months after termination of employment will Executive, directly or indirectly, alone or as an employee, independent contractor or consultant of any type, partner, officer, director, creditor, owner, substantial (i.e., 5.0% or greater) stockholder or holder of any option or right to become a substantial stockholder in or owner of an entity or organization, (i) engage in any business that competes with that of the Company or any subsidiary of the Company, or (ii) solicit or attempt to divert the business of any person or entity that had been a customer of the Company during the two years prior to termination of Executive's employment under this Agreement. For the purpose of this Section 5.1, (i) a business is deemed to "compete" with the Company if such company or other entity has more than 25% of its sales in products that compete with products then being sold by the Company or any subsidiary, or that will compete with products that are then in development by the Company or any subsidiary (as evidenced by the business records of the Company or any subsidiary) for its most recent fiscal year then concluded, and (ii) to "solicit the business" of a customer or former customer of the Company means to attempt to sell or otherwise provide products to such customer that are competitive with products provided by the Company (or competitive with products that are in development by the Company, as described above, at the time of termination of Executive's employment). If Executive remains employed by the Company for the Base Term, this non-competition agreement shall not be in effect as to the Executive following termination of employment.

5.2. Confidentiality. Except as may be required by Executive's employment by the Company, Executive will not, during his employment and for two years thereafter, intentionally divulge, disclose or communicate to any person, corporation or other entity any material and confidential information concerning the products, services or business of the Company, its subsidiaries, or affiliates. Subject to the foregoing, the information not to be disclosed includes policies, prices, expenses, other financial information, contractual relationships, past or contemplated actions, personnel matters, marketing or sales data and written or oral communications or understandings of any sort of the Company or any customer with which the Company does business. This nondisclosure agreement shall not apply to (i) information that is generally available to the public, unless made public by Executive in breach of this Agreement or (ii) disclosure by Executive pursuant to legal requirement or process (in which case Executive will give prior notice to the Company, to the extent practicable, so that the Company may try to protect its interests).

5.3. Non-Solicitation of Employees. Executive agrees that during his employment by the Company and for one year following the termination, for any reason, of such employment, he will not, either directly or indirectly, on his own behalf or in the service of or on behalf of others, solicit, divert or hire away, or attempt to solicit, divert or hire away any person employed by the Company, whether or not such employee is a full-time employee or a temporary employee of the Company and whether or not such employment is pursuant to a written agreement and whether or not such employment is for a determined period or is at will.

6.       Indemnification


         (a) In addition to any indemnification required by law, under the Certificate of Incorporation or bylaws of the Company, under a resolution of the Board, under Company policy or under any other agreement between the Company and Executive, the Company shall indemnify and hold Executive harmless, to the fullest extent allowed by law, against:


                  (i) expenses, including attorneys' fees, incurred by him in connection with any threatened, pending or completed action, suit or proceeding (including appeals), whether or not brought by or on behalf of the Company or by a third party, and whether civil, criminal, administrative, investigative or arbitrative (a "Proceeding"), seeking to hold him liable by reason of the fact that he is or was acting as an agent, officer or other employee of the Company or as a director of the Company, or he is or was acting in connection with the business of the Company, or he is or was acting at the request of the Company as a director, officer, partner, trustee, employee or agent for any other corporation, partnership, limited liability company, joint venture, trust or other enterprise, or as a trustee or administrator under an employee benefit plan, and


                  (ii) payments for which he is liable or under made by him in satisfaction of any judgment, money decree, fine, tax, penalty or settlement for which he may have become liable with respect to such capacity in any such Proceeding.


Such amounts due from the Company shall include interest from the date of payment by Executive (if paid by Executive) at the "prime rate" as most recently reported in The Wall Street Journal (or a comparable rate if publication of the prime rate is discontinued) (the "Prime Rate") on the date of such payment by Executive (or, if not published on such date, the nearest date on which such rate is published). Notwithstanding the above, Executive shall be entitled to indemnification rights equal to any more favorable rights granted to any director or officer of the Company.


         (b) The Company shall have the burden of proving that the Company is not required to indemnify Executive under this Agreement.


         (c) At the request of Executive, the Company shall, at the option of Executive, pay or advance to Executive the expenses incurred by him, including attorneys' fees in defending a Proceeding for which indemnification is claimed in advance of final disposition, upon receipt of (i) evidence of Executive's obligation and (ii) if then required under the general Corporation Law of the State of Delaware, an undertaking by or on behalf of the Executive to repay such amount unless it shall ultimately be determined that he is entitled to be indemnified by the Company against such expenses. The undertaking need not be secured and shall be sufficient without reference to the financial ability of the Executive to make repayment.


         (d) Executive also shall be entitled to recovery of expenses, including attorneys' fees, incurred in connection with enforcement of indemnification rights under this Agreement, plus interest from the date of payment at the Prime Rate as most recently reported in The Wall Street Journal (or a comparable rate if publication of the prime rate is discontinued) on the date of such payment by Executive (or, if not published on such date, the nearest date on which such rate is published).


         (e) Within ten days after receipt of a claim for indemnification under this Agreement, accompanied by evidence of the liability or expense, the Company shall pay the indemnification claim or cause it to be paid unless the Company claims that the indemnification claim is not covered by this Agreement. If the Company believes that the indemnification claim is not covered it shall so advise the Executive in writing within the ten day period.


         (f) Executive shall give notice to the Company promptly and in any event no later than ten days after Executive is served with written notice of any claim against Executive that may give rise to a claim for indemnification under this Agreement. A copy of any documents which have been served upon Executive shall accompany such notice or, where this is not feasible, shall be delivered to the Company as soon as reasonably practicable thereafter.


         (g) Subject to any rights of or duties to any insurer, reinsurer or other third party having liability for any claim made or brought against Executive, the Company shall have the right, at its option, to assume, at its own expense, the control of the defense thereof, including the employment of legal counsel reasonably satisfactory to Executive. If the Company exercises the foregoing right, the Executive shall cooperate with the Company and make available to it all information under the control of the Executive that is relevant to the claim. If the Company decides not to exercise the foregoing right, the Executive, at the request of the Company, shall keep the Company reasonably apprised of the progress of the defense of the claim.


         (h) Nothing herein shall preclude Executive, at his sole discretion and expense, from employing legal counsel of his choosing to participate in the defense of any claim made or brought against him in addition to legal counsel employed by the Company.


         (i) If the Company elects to assume control of the defense of any claim, the Company shall not settle or compromise the claim for or on behalf of Executive without his written consent. However, if the Company receives an offer of settlement or compromise from the other party or parties to the claim in a particular amount or obtains a commitment from such party or parties to accept a compromise or settlement in such amount if offered, and if such settlement or compromise requires only the payment of such amount, the granting of an appropriate release of Executive or similar accommodation, and no other relief, and the Executive refuses to consent thereto and elects to continue to defend the claim, then the extent of the indemnity to which Executive shall be entitled hereunder shall be limited to such amount and the legal fees and expenses that Executive would have been entitled to receive from the Company if such compromise or settlement has been accepted.

7.       Arbitration


         Any controversy or claim arising out of or relating to this Agreement, its enforcement or interpretation, or because of an alleged breach, default or misrepresentation in connection with any of its provisions, or any failure to reach agreement on the value of the Company's stock as contemplated by Section 3.4.2, shall be submitted to arbitration to be held in Birmingham, Alabama, in accordance with the American Arbitration Association's National Rules for the Resolution of Employment Disputes. All expenses of arbitration, including the arbitrator's fees and expenses, shall be paid entirely by the Company.

8.       Successors

8.1. This Agreement is personal to Executive and shall not, without the prior written consent of the Company be assignable by Executive.

8.2. This Agreement shall inure to the benefit of and be binding upon the Company and its successors and assigns and any such successor or assignee shall be deemed substituted for the Company under the terms of this Agreement for all purposes. As used herein, "successor" and "assignee" shall include any person, firm, corporation or other entity which at any time, whether by purchase, merger or otherwise, directly or indirectly acquires the stock of the Company or to which the Company assigns this Agreement by operation of law or otherwise.

9.       Waiver


         No waiver of any breach of any term or provision of this Agreement shall be construed to be, nor shall be, a waiver of any other breach of this Agreement. No waiver shall be binding unless in writing and signed by the party waiving the breach.

10.      Modification


         This Agreement may not be amended or modified other than by written agreement executed by Executive and the Company, with the approval of the Board of Directors.

11.      Savings Clause


         If any provision of this Agreement or the application thereof is held invalid, the invalidity shall not affect other provisions or applications of the Agreement which can be given effect without the invalid provisions or applications and to this end the provisions of this Agreement are declared to be severable.

12.      Complete Agreement


         This Agreement constitutes and contains the entire agreement and final understanding concerning Executive's employment with the Company and the other subject matters addressed herein between the parties. It is intended by the parties as a complete and exclusive statement of the terms of their agreement. It supersedes and replaces all prior negotiations and all agreements proposed or otherwise, whether written or oral, concerning the subject matter hereof. Any representation, promise or agreement not specifically included in this Agreement shall not be binding upon or enforceable against either party. This is a fully integrated agreement.

13.      Governing Law


         This Agreement shall be deemed to have been executed and delivered within the State of Delaware, and the rights and obligations of the parties hereunder shall be construed and enforced in accordance with, and governed by, the laws of the State of Delaware without regard to principles of conflict of laws.

14.      Construction


         Each party has cooperated in the drafting and preparation of this Agreement. Hence, in any construction to be made of this Agreement, the same shall not be construed against any party on the basis that the party was the drafter. The captions of this Agreement are not part of the provisions hereof and shall have no force or effect. The term "including" is illustrative and not exclusive.

15.      Communications


     All notices, requests, demands and other communications hereunder shall be in writing and shall be deemed to have been duly given if deliverable or if mailed by registered or certified mail, postage prepaid, addressed to Executive at the address given by Executive to the Company for payroll and tax reporting purposes, and addressed to the Company at: Birmingham Steel Corporation,1000 Urban Center Drive, Suite 300, Birmingham, Alabama 35242-2516, ATTN: Corporate Secretary


Either party may change the address at which notice shall be given by written notice in the above manner.

16.      Legal Fees and Expenses


         The Company shall pay all legal fees and expenses, if any, incurred by Executive in obtaining, enforcing, or defending any right or benefit provided by this Agreement, if successful in whole or in part (including any settlement), and the reasonable legal fees incurred by Executive in connection with the formation of this Agreement.

17.      Execution


         This Agreement is being executed in one or more counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument. Photographic copies of such signed counterparts may be used in lieu of the originals for any purpose.

18.      Survival


         The provisions of Sections 3.3(g), 3.4 (as modified by Section 4.5.6), 3.14, 3.15, 4.5, and 5-18 of this Agreement shall survive termination of Executive's employment or termination of other obligations under this Agreement.

         IN WITNESS THEREOF, the parties hereto have executed this Agreement as of the date first above written.

                         /s/  John D. Correnti
                         ---------------------
                              John D. Correnti


                         BIRMINGHAM STEEL CORPORATION

                    By:  /s/  James A. Todd, Jr.
                         -----------------------
                              James A. Todd, Jr.
                    Its:      Chief Administrative Officer

ATTEST

     By:  /s/  Catherine W. Pecher
          ------------------------
               Catherine W. Pecher
               Corporate Secretary




[Corporate Seal]

                                  Exhibit A to Employment Agreement
                      Between Birmingham Steel Corporation and John D. Correnti


                            STOCK OPTION ADJUSTMENTS


     A. Generally. The Exercise Price and the number of shares of purchasable upon the exercise of an Option are subject to adjustment from time to time as provided in this Exhibit A as follows:


         (1) If there shall occur any extraordinary dividend or other extraordinary distribution in respect of the shares (whether in the form of cash, shares, other securities, or other property), or any recapitalization, stock split (including a stock split in the form of a stock dividend), reverse stock split, reorganization, merger, combination, consolidation, split-up, spin-off, combination, repurchase, or exchange of shares or other securities of the Company, or there shall occur any other fundamental change or event in respect of the shares or a sale of substantially all the assets of the Company as an entirety, then the Company shall:


               (a) equitably and proportionately adjust (i) the number and type of shares subject to the then outstanding Options, and (ii) the Exercise Price of the Options; or


               (b) in the case of an extraordinary dividend or other distribution, split-up, or spin-off, make an appropriate, equitable provision for a distribution upon exercise of the Options of equivalent value (in property, securities or cash) to the distribution to shareholders; or


               (c) in the case of a merger, combination or other reorganization that the Company does not survive, or in a sale of assets, provide for the substitution or exchange of the Options (or the shares deliverable on exercise of the Options) for a right to acquire the consideration payable to holders of other shares of the Company upon or in respect of such event.


However, in each case described in clauses (a) through (c), above, no such adjustment shall fail to provide, upon a merger or other reorganization or similar event of the type described above that the Company does not legally survive, for a conversion of the Options into a right to acquire consideration at least as favorable to Executive as that distributed or payable upon or in respect of such event in respect of the number of shares as to which the Options is or thereafter may be exercised, with appropriate, proportionate and equitable adjustments to the Exercise Price and any other affected features.


If, in the case of any such event, the stock or other securities or property receivable thereupon by shareholders of the Company includes shares of stock or other securities or property of or from an entity other than a successor legally bound hereby, such other entity shall execute and deliver for the benefit of Executive an agreement to be bound hereby, together with such additional provisions to protect the interests of Executive as the Company shall reasonably consider necessary by reason of the foregoing or as the Company may otherwise provide.


         (2) If Options are not exercised prior to a dissolution of the Company, express provision shall be made in the plan of dissolution or otherwise for the substitution or other settlement of such Options for the payment of the fair value thereof, or upon exercise, for the payment of value equivalent to that paid in the dissolution to the holders of a like number of shares as then are subject to the Options.


         (3) Except as provided herein, adjustments under Section A(1) or (2) of this Exhibit A shall become effective immediately after the record date for the determination of shareholders entitled to receive the applicable rights contemplated thereby.


         (4) No adjustment in the Exercise Price shall be required unless such adjustment would require an increase or decrease of at least 1% of the Exercise Price per share, but any adjustments that by reason of this subsection (4) are not required to be made shall be carried forward and taken into account in any subsequent adjustment. All calculations under this Section A of Exhibit A shall be made to the nearer cent or to the nearer one-hundredth of a share, as the case may be. The Company shall not be required to issue any fractional share, but any fractional share interest shall be paid in cash equal to the fair market value of the applicable percentage of a share in lieu thereof or, at the Company's election, paid in a fractional or whole share.


         (5) The provisions of Section A(1) and (2) of this Exhibit A shall bind Executive to the adjustments or substitutions made by the Company in good faith in accordance with the terms hereof. These provisions also shall apply to any successive recapitalization, reorganization or other change.





B.       Notices to Executive.


         (1) Adjustments. Upon any adjustment of the Exercise Price or the number of shares Executive shall be entitled to purchase upon exercise of the Options pursuant to Section A of this Exhibit A, the Company within 20 days thereafter shall (a) mail to Executive (at the address last appearing on the Company's records for such purposes) a certificate of a firm of independent public accountants of recognized standing selected by the Board of Directors of the Company (who may be the regular auditors of the Company) setting forth the Exercise Price after such adjustment and the adjusted number of shares (or fraction thereof) purchasable upon exercise of the Options and setting forth in reasonable detail the method of calculation and the facts upon which the calculation is based.


         (2)      Distributions; Certain Major Events.  If:


               (a)  the  Company   shall   declare  a  dividend  (or  any  other
          distribution) payable to the holders of shares otherwise than in cash; or


               (b) the Company shall authorize the granting to the holders of shares of rights to subscribe for or purchase any shares of any class or of any other rights; or


               (c) the Company shall authorize any reclassification or change of the shares (other than a subdivision or combination of its outstanding shares), or any reclassification, consolidation, merger or other reorganization to which the Company is a party and for which approval of any shareholders of the Company is required, or the sale or conveyance of all or substantially all the property or business of the Company; or


               (d) there shall be proposed any voluntary or involuntary dissolution, liquidation or winding up of the Company;then the Company shall cause to be mailed to Executive, (at the address last appearing on the Company's records for such purposes), at least 20 days prior to the applicable record date or effective date hereinafter specified, by first class mail, postage prepaid, a written notice stating (i) the date as of which the holders of record of shares to be entitled to receive any such rights, warrants or distribution are to be determined, or (ii) the date on which any such consolidation, merger, conveyance, transfer, dissolution, liquidation or winding up is expected to become effective, and the date as of which it is expected that holders of record of shares shall be entitled to exchange their shares for securities or other property, if any, deliverable upon such reclassification, consolidation, merger, reorganization, conveyance, transfer, dissolution, liquidation or winding up. If any action referred to in this subsection B(2) requires the approval of holders of shares, the Company shall cause notice of the proposed action and the record date for the determination of holders of shares entitled to vote on such matter to be mailed to Executive (at such address), at least 20 days prior to such record date, by first class mail, postage prepaid. The failure to give any notice required by this subsection B(2) or any defect therein shall not affect the legality of any such reclassification, consolidation, merger, reorganization, conveyance, transfer, dissolution, liquidation or winding up, or the vote upon any action, but the failure to give any notice will extend the period during which the Options may be exercised by a like number of days and during which the holder is entitled to receive securities or other property, as the case may be, upon exercise of the Options.

                        Exhibit B to Employment Agreement


            Between Birmingham Steel Corporation and John D. Correnti


                           FORM OF EXERCISE OF OPTION


                  (To be executed upon each exercise of Option)


The undersigned hereby irrevocably elects to exercise the right, evidenced by the Employment Agreement dated as of _____, ______ (the "Agreement"), to purchase _______ shares (the "shares") of common stock of Birmingham Steel Corporation and herewith tenders payment in full for such shares as follows:
[check applicable box(es)]

     ----by certified or official bank check payable to the order of Birmingham Steel Corporation in the amount of $_______________

     ----by electronic funds transfer in the amount of $_______________

     ----by delivery of ____________ shares with a value of $____________ per share, or $____________ in the aggregate, or options for ________ shares having a value (as determined in accordance with such Agreement) of $__________

in accordance with the terms of the Agreement.

Executive requests that a certificate for such shares be registered to Executive and delivered to:

------------------------------------------------------------------------------

If the number of shares for which exercise is made hereby is less than all of the shares purchasable under the Agreement, Executive represents that he has made (and authorizes the Company to likewise make) notation of the partial exercise and the date hereof on the Option Share Exercise Record as provided by the Agreement.


Dated:________________________


John D. Correnti



Insert Taxpayer I.D. No. of Executive

ACCEPTED BY:


BIRMINGHAM STEEL CORPORATION                         Dated:  _________________


By:


Name:  ________________________


Title:    ________________________

Exhibit 10.11.1


                        AMENDMENT TO EMPLOYMENT AGREEMENT





         This Amendment to Employment Agreement (the "Amendment") is made by and between Birmingham Steel Corporation, a Delaware corporation (the "Company"), and John D. Correnti ("Executive") as of May 12, 2000.


         The Company and the Executive have entered into an Employment Agreement (the "Agreement") dated May 12, 2000. The parties have determined that certain amendments should be made to the Agreement as provided below.


                                   Provisions


         1. Effective December 1, 1999, Section 3.1 of the Agreement is hereby amended to change the base rate of salary to $510,000 per year for each year of the Term, subject to increase as provided in the Agreement.


          2. Section 3.2 of the Agreement is hereby amended in its entirety to read as follows:


                  "3.2 Annual Bonus. (a) Executive shall receive during the Term an annual bonus ("Bonus") equal to one percent (1%) of "Base Earnings" for each fiscal year, or portion thereof, in the Term (including the fiscal years in which the Term commences and in which it expires). Base Earnings shall be determined from the Company's audited consolidated statement of operations (the "Income Statement") for such fiscal year and shall be a sum equal to (i) the Company's consolidated pre-tax income plus, (ii) the total of all interest charges, (iii) the total of the depreciation and amortization charges, and (iv) the total of all "Extraordinary Charges", all as shown on the Income Statement. "Extraordinary Charges" means all reserves and charges or accruals on the Income Statement arising from extraordinary items, goodwill write-offs and other unusual items.


                  (b) The Bonus for each fiscal year (or portion thereof) in the Term shall be paid in a single payment not later than 30 days after the issuance of the Income Statement by the Company's auditors. Such payment will consist of a combination of shares of the Company's common stock and cash, with the cash percentage component thereof being at least equal to the sum of the maximum marginal tax rates under the Federal and Alabama income tax laws as in effect at the time of payment (currently 39.6% and 5%, respectively, or a total of 44.6%). For purposes of determining the amount of said payment, the shares of the Company's stock will be valued based on the closing price of the Company's common stock on the date that the Compensation Committee of the Board of Directors of the Company approves payment of the bonus based on the formula described in subparagraph (a) above. The shares of the Company's stock issued pursuant to this Section will be immediately fully vested and transferable and will, upon issuance, be fully paid and nonassessable and free from all taxes (other than withholding taxes on income and wages), liens, charges and security interests with respect to the issue thereof. The Company will in good faith, and as expeditiously as possible, take all action which may be necessary to obtain and keep effective any and all registrations, permits, consents and approvals of governmental agencies and authorities, and will make any and all necessary filings under Federal and State securities laws, or of exchanges or similar markets on which the shares are listed, necessary in connection with the issuance, transfer, and delivery of the shares.


                  (c) The  Bonus  shall be in lieu of any other  cash  incentive compensation program offered by the Company to its management employees, unless otherwise provided by the Board or as specifically provided in this Agreement."


         3.   Section 3.3(e) of the Agreement is hereby deleted.


          4. The vesting schedule contained in Section 3.4.3 of the Agreement is hereby amended to read as follows:


                           Date                      Number of Options Vesting


                     January 14, 2001                          200,000


                     January 14, 2002                          200,000


                     January 14, 2003                          200,000


                     January 14, 2004                          200,000


                     January 14, 2005                          200,000


          5. Section 3.4.9 of the Agreement is hereby amended in its entirety to read as follows:


                  "3.4.9. Company Incentive Stock Option Plan. The options issued under this Section 3.4 will be "incentive stock options" to the extent permitted under the Internal Revenue Code. Except as provided in this Agreement, unless provided by the Board or the appropriate committee of the Board, during the Initial Term of the Agreement,
         Executive  shall  not be  eligible  to  participate  in  the  Company's incentive stock option plans applicable to executive employees generally. After the Initial Term, Executive shall participate in any such plan applicable to senior executives generally."


         6.  Section 3.5 of the Agreement is hereby deleted.

          7. Section 16 of the Agreement is hereby amended by adding the following at the conclusion thereof:


         "The Company shall pay the reasonable legal fees incurred by Executive in connection with any amendment to the Agreement."


         8.  The remaining provisions of the Agreement will remain unchanged.


         IN WITNESS WHEREOF, the parties hereto have executed this Amendment as of the date first above written.

Exhibit No. 10.19.1


                             DRI PURCHASE AGREEMENT
                                     Between
                          BIRMINGHAM STEEL CORPORATION
                                       and
                                   AMERICAN IRON REDUCTION L.L.C.
                           Dated as of August 30, 1996
                                       and
                              Amended and Restated
                               as of May 30, 1997
                                       and
                                as of May 5, 2000
------------------------------------------------------------------------------
                                       iii
                                Table of Contents

Article 1.     PURCHASE AND SALE OF DRI......................................3
         Section 1.1  Obligation to Produce and Tender.......................3
         Section 1.2  Obligation to Purchase; Quantity.......................3
         Section 1.3  Termination of Buyer's Obligation to Purchase..........4
         Section 1.4  Production of DRI......................................4
         Section 1.5  Allocation of DRI among Buyer, Co-Buyer and
                      Third Parties..........................................4
         Section 1.6  Economic Delivery Quantities...........................4
         Section 1.7  Non-Competition........................................5
         Section 1.8  Obligation to Refer Possible Third Party Direct Sales..5

Article 2.     DELIVERY;TRANSPORTATION.......................................5

         Section 2.1  FOB Terms..............................................5
         Section 2.2  Title and Risk of Loss.................................5
         Section 2.3  Weights................................................6
         Section 2.4  Buyer's Obligation to Arrange Transportation...........6

Article 3.     SPECIFICATIONS FOR DRI AND SAMPLING...........................6

         Section 3.1  Specifications.........................................6
         Section 3.2  Sampling, Analyzing and Inspecting  Procedures.........7
         Section 3.3  Inspection of DRI at Time of Delivery..................7

Article 4.     BILLING AND PAYMENT TERMS.....................................7

         Section 4.1  Determination of Estimated Invoice Price...............7
         Section 4.2  Delivery Invoices......................................8
         Section 4.3  Determination of Actual Invoice Price..................8
         Section 4.4  True-Up Invoices.......................................9
         Section 4.5  Determination of Buyer's Clawback Amount...............9
         Section 4.6  Clawback Invoice......................................10
         Section 4.7  Termination True-Up Invoice...........................10
         Section 4.8  Payment Terms.........................................11
         Section 4.9  Voluntary Payment Terms...............................11
         Section 4.10  Increased Price Resulting from Third-Party Operator..11
         Section 4.11  Pricing for DRI Following Co-Buyer Nonperformance
                       Event.................................................12
         Section 4.12  Covenant of Buyer to Disclose Resale Transactions.....13

Article 5.     ACCOUNTING AND RECORDS........................................13

         Section 5.1  Maintaining Records; Access to Facility and
                    Inspections; Audits......................................13
         Section 5.2  Delivery of Seller's Financial Statements..............14
         Section 5.3  Planning and Budgeting.................................14

Article 6.     WARRANTIES AND LIMITATION OF LIABILITY........................17

         Section 6.1  Specifications Warranty...............................17
         Section 6.2  Warranty Limitation...................................17
         Section 6.3  Claims................................................17

Article 7.     REPRESENTATIONS AND WARRANTIES OF BUYER......................18

         Section 7.1  Organization; Power; Qualification....................18
         Section 7.2  Authorization; Enforceable Obligations;
                    Compliance with Law......................................18
         Section 7.3  Governmental Approval; No Conflicts...................18

Article 8.     TERM, DEFAULT AND
         TERMINATION........................................................18

         Section 8.1  Term..................................................18
         Section 8.2  Default...............................................19
                  (a)      Monetary Default.................................19
                  (b)      Non-Monetary Default.............................19
                  (c)      Rights Upon Cancellation.........................19
         Section 8.3  Bankruptcy, Receivership, etc.........................20
         Section 8.4  No Impact on Section 25-2-609 and -610................20

Article 9.     FORCE MAJEURE................................................20

         Section 9.1  Force Majeure.........................................20
                  (a)      Force Majeure Defined............................20
                  (b)      Effect of Force  Majeure.........................21
         Section 9.2  Notice of Force Majeure...............................21
         Section 9.3  Extension.............................................22

Article 10.    SELLER'S REPORTING COVENANT..................................22


Article 11. DEFINITIONS.....................................................22

         Section 11.1  Certain Defined Terms................................22
         Section 11.2  Index of Defined Terms...............................30

Article 12.
         MISCELLANEOUS......................................................32

         Section 12.1  Notice...............................................32
         Section 12.2  Rights and Remedies Cumulative.......................32
         Section 12.3  Taxes................................................33
         Section 12.4  Successors and Assigns/Assignment....................33
         Section 12.5  Waiver...............................................33
         Section 12.6  Governing Law........................................33
         Section 12.7  Number...............................................33
         Section 12.8  Table of Contents and Headings.......................34
         Section 12.9  Severability.........................................34
         Section 12.10 Counterparts.........................................34
         Section 12.11 Entire Agreement.....................................34
         Section 12.12 No Third Party Beneficiaries.........................34
         Section 12.13 Construction of Agreement............................34

                                    SCHEDULES
Schedule 1.............................................Specifications for DRI
Schedule 2..................................................Principal Amounts
Schedule 3......................................Computation of Buyer Invoices

4

                             DRI PURCHASE AGREEMENT
 .........
         THIS DRI PURCHASE AGREEMENT (the "Agreement"), originally dated as of August 30, 1996, as amended and restated as of May 30, 1997 and as further amended and restated as of May 5, 2000, between BIRMINGHAM STEEL CORPORATION, a Delaware corporation with its principal corporate office in Birmingham, Alabama ("Buyer"), and AMERICAN IRON REDUCTION L.L.C., a Delaware limited liability company with its principal place of business in Convent, Louisiana ("Seller");

     .........WHEREAS,  Seller has  constructed and completed a Facility for the production of DRI which Facility has a rated capacity of 1.2 million Metric Tonnes of DRI per year; and

         WHEREAS, Seller and Buyer entered into a long term DRI Purchase Agreement for the sale and purchase, respectively, of such DRI, dated as of August 30, 1996, as first amended and restated as of May 30, 1997 (as so amended and restated through such date, the "Previous DRI Purchase Agreement"); and

     WHEREAS, the parties desire to restate entirely their respective rights and obligations under the Previous DRI Purchase Agreement; ......... NOW, THEREFORE,
in consideration of the foregoing, of the mutual covenants set forth below and of other good and valuable consideration, the receipt and sufficiency of which are acknowledged by the parties hereto, the parties agree that from and after the Amendment Date the Previous DRI Purchase Agreement shall be restated in its entirety as follows, and this Agreement shall from and after the Amendment Date govern the relationship of Buyer and Seller concerning the purchase and sale of
DRI:

                                 ARTICLE 1. PURCHASE AND SALE OF DRI

Section 1.1       Obligation to Produce and Tender

         Subject to the terms and conditions of this Agreement, including, without limitation, Article 9 hereof, Seller agrees to use commercially reasonable efforts to produce and tender to Buyer during each Month of the Term an amount of DRI equal to Buyer's DRI Purchase Requirement for such Month.


Section 1.2       Obligation to Purchase; Quantity

         Buyer agrees, subject to the terms and conditions hereof, including, without limitation, Section 1.3 hereof, to take its DRI Purchase Requirement for each Month of the Term to the extent the same or any portion thereof is tendered to Buyer as provided in Section 1.1 and Section 1.6 hereof. Buyer shall pay for any DRI so taken at the price and upon the terms specified in Article 3 of this Agreement. Buyer may, but shall have no obligation to, purchase more than the DRI Purchase Requirement during any Month of the Term.


Section 1.3       Termination of Buyer's Obligation to Purchase

         If a Termination Event shall occur entirely after the end of a Preliminary Action Period and prior to the occurrence of an Increased Production Event, then Buyer may, within 30 days after the occurrence of such Termination Event, notify the Seller in writing of Buyer's election to terminate this Agreement (hereinafter a "Termination Notice"). Receipt of such Termination Notice by Seller shall commence a Standstill Period. Such termination shall take effect immediately upon the expiration of such Standstill Period unless (i) an Increased Production Event occurs during such Standstill Period or (ii) Seller receives a written notice from Buyer revoking such Termination Notice (hereinafter a "Revocation of Termination Notice") during such Standstill Period. If Buyer is precluded from terminating this Agreement as a result of the occurrence of an Increased Production Event or revokes its Termination Notice, then Buyer may not terminate this Agreement pursuant to this Section 1.3 except in accordance with the first sentence of this Section 1.3 following the occurrence of a subsequent Termination Event after the occurrence of a new Preliminary Action Period.


Section 1.4       Production of DRI

         Except as otherwise provided in this Agreement, the parties agree that the amount of DRI produced and sold (i) in Third Party Direct Sales, (ii) pursuant to Section 1.1 and Section 1.2 hereof and (iii) pursuant to the comparable sections of the Co-Buyer Agreement will aggregate at least 600,000 MT per calendar year (or the pro rated portion thereof during any partial calendar year of the Term). The foregoing statement shall not be, and shall not be deemed in any way to constitute, an obligation to purchase DRI by either the Buyer or the Co-Buyer. Any such obligation to purchase is contained in the terms otherwise provided herein and shall not be affected by this Section 1.4. The actual amount of DRI to be produced in any period shall be determined pursuant to 0.


Section 1.5       Allocation of DRI among Buyer, Co-Buyer and Third Parties

         The allocation of DRI among the Buyer, Co-Buyer and any Third Parties with which AIR has a contract for the Delivery of DRI during any Month will be determined by the Project Operating Budget so long as the production and Delivery of DRI are substantially in accordance with the Project Operating Budget for that Month. At any time production and Delivery of DRI for a Month constitute a shortfall from the amount projected in the Project Operating Budget, then the DRI available shall be allocated insofar as is practicable among the Buyer, Co-Buyer and any such Third Parties in the same ratio as the fraction whose numerator is the amount of DRI allocated to such Person in the Project Operating Budget for such Month and whose denominator is the aggregate amount of DRI projected to be Delivered to all such Persons in the Project Operating Budget for such Month. No failure of Seller to produce and Deliver DRI substantially in accordance with the Project Operating Budget shall constitute a default by Seller hereunder or otherwise excuse Buyer's or Co-Buyer's commitment to purchase DRI in accordance with Section 1.2 above.

Section 1.6       Economic Delivery Quantities

         Notwithstanding anything herein to the contrary, Buyer shall have no obligation to take Delivery of any DRI hereunder in quantities of less than 2,500 MT per Delivery. The parties hereto understand and acknowledge that production of DRI may not equal shipments to Buyer, Co-Buyer and Third Parties every Month. However, Seller and Buyer agree to cooperate with each other and with Co-Buyer to minimize any differences between production and shipment.


Section 1.7       Non-Competition

         Buyer and Seller agree that Buyer may at any time have only one Exempt Purchaser. So long as (i) Buyer has committed no default under Section 8.2 that is continuing on the date of determination and which would allow Seller to terminate this Agreement on such date, (ii) Buyer owns 50% of Seller, and (iii) Buyer has effected an Exempt Transaction with its Exempt Purchaser within six Months of the date of determination, Seller shall not on such date, without the prior written consent of Buyer, sell or make an offer to sell DRI to such Exempt Purchaser, or solicit from such Exempt Purchaser an offer to buy DRI except pursuant to a then-existing contract entered into before such Person became Buyer's Exempt Purchaser.


Section 1.8       Obligation to Refer Possible Third Party Direct Sales

         Buyer agrees that so long as it has an Exempt Purchaser, it will refer to Seller any opportunities of which Buyer is aware for Third Party Direct Sales of DRI other than to its Exempt Purchaser; provided, however, Buyer retains the right, in its discretion, to enter into Resale Transactions of up to 5,000 MT per Month, in individual contracts, or up to 10,000 MT per Month in joint and several contracts with Co-Buyer; provided further, however, in no event may Buyer's and Co-Buyer's combined Resale Transactions (as such term is defined herein and in Co-Buyer Agreement) in any Month exceed an aggregate of 10,000 MT other than Exempt Transactions with their respective Exempt Purchasers (as such terms are defined herein and in the Co-Buyer Agreement).


                       ARTICLE 2. DELIVERY; TRANSPORTATION

Section 2.1       FOB Terms

         Seller shall make Delivery of DRI in the amounts determined pursuant to
Section 1.1 and Section 1.2 hereof to Buyer FOB Buyer's vessel or train at the Materials Handling Facility or FOB Buyer's truck at the Facility (in either case, as instructed by Buyer prior to Delivery). For purposes hereof, "Delivery" of DRI or the term "Delivered" shall mean Seller's putting the DRI in the possession of the carrier specified by Buyer or by a Third Party in the case of direct sales to Third Parties, or the tender to Buyer as provided in Section 2.4.


Section 2.2       Title and Risk of Loss

     Title to and risk of loss of DRI sold by Seller to Buyer hereunder shall pass to Buyer or its designee upon Delivery to Buyer or its designee as provided in Section 2.1 of this Agreement. Weights

         The weight of each shipment of DRI shall be determined

                           (a) by the Carrier by scale  weights  obtained at the
                  Materials Handling Facility if the DRI is to be shipped by rail or by means of a draft survey conducted by an independent qualified marine surveyor (engaged by Carrier) upon loading if shipped by ship or barge, or
                           (b) by Seller by scale weights obtained at the Facility (a) if the DRI is to be shipped by truck or (b) if the Buyer fails to arrange transportation as provided in
                  Section 2.4.

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

Section 2.4       Buyer's Obligation to Arrange Transportation

         Buyer agrees to arrange for transportation for all Deliveries of DRI tendered to Buyer in accordance with the Project Operating Budget. In the event that Seller produces and tenders DRI in accordance with such Project Operating Budget and Buyer fails to provide transportation therefor upon tender to the Buyer in accordance with such Project Operating Budget, Seller may, but shall not be obligated to, arrange for the storage of such DRI at the expense of Buyer. If Seller arranges for such storage, it shall give Buyer prompt written notice thereof. Buyer acknowledges and agrees that the Seller may store such DRI at the Materials Handling Facility (including rail cars located on or in reasonable proximity to the Materials Handling Facility), at any temporary or permanent storage facilities located at the Facility, on river barges engaged for such purposes or at such other reasonable locations as Seller may elect. Delivery to Buyer of such DRI so stored shall be deemed to have occurred as provided in Section 2.1 hereof upon the tender to Buyer of such DRI.


                           ARTICLE 3. SPECIFICATIONS FOR DRI AND SAMPLING

Section 3.1       Specifications

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

Section 3.2       Sampling, Analyzing and Inspecting Procedures

         Seller shall continue to ensure the full and proper implementation of procedures for the representative sampling and analysis of DRI produced at the Facility. Such sampling procedures shall comply with International Standards Organization standards and good industry practices. Seller shall conduct its analysis of the samples at the Facility prior to Delivery thereof. Buyer shall have the right to audit such procedures and their implementation as well as all analytical results relating to shipments of DRI Delivered to Buyer at reasonable times and with reasonable frequency. Buyer shall also have the right to inspect and observe the process at the Facility. Copies of applicable test results shall be provided to Buyer by Seller upon receipt of a written request for such results. Seller shall retain such samples for a period of not less than six (6) months and shall make the same available to Buyer upon its reasonable request.

Section 3.3       Inspection of DRI at Time of Delivery

         Seller shall give Buyer oral notice of its intent to Deliver a shipment of DRI in accordance with the Project Operating Budget, and Buyer shall have the right to inspect the same at the time of Delivery.
                                ARTICLE 4. BILLING AND PAYMENT TERMS

Section 4.1       Determination of Estimated Invoice Price

     (a) Base Computation. On the first Business Day of each Month, Seller shall determine:

          (1) the Estimated Fixed Cost of operating the Facility during such Month;

          (2) the Estimated Variable Cost of producing the number of MT of DRI scheduled for Delivery during such Month;

          (3)......the Estimated Third Party Direct Revenues for such Month;

          (4)......the Estimated Buyer Shipments for such Month;

          (5) the Estimated Third Party Direct Shipments for such Month; and

          (6)......the Estimated Total Shipments for such Month.

Each such estimate shall be based upon the assumption that the Facility will Deliver the number of MT of DRI specified in the Project Operating Budget for such Month at the times and amounts specified in such Project Operating Budget and shall use the cost assumptions utilized in such Project Operating Budget. The foregoing amounts shall be the basis for determining the Estimated Invoice Price per MT of DRI to be Delivered to Buyer during such Month.

          (b) Computation of Estimated Invoice Price per MT. The "Estimated Invoice Price per MT" for a Month shall mean the quotient which results when the sum of --

               (1) 1/2 of the remainder (whether positive or negative) which results when Estimated Third Party Direct Revenues for such Month are subtracted from Estimated Fixed Cost for such Month plus

               (2) an amount equal to the product of Estimated Variable Cost for such Month multiplied by the fraction whose numerator is the sum of Estimated Buyer Shipments for such Month plus 1/2 of Estimated Third Party Direct Shipments for such Month, and whose denominator is Estimated Total Shipments for such Month, plus

               (3) any unused Credit Balance due Buyer is divided by Estimated Buyer Shipments for such Month.


Section 4.2       Delivery Invoices

         Seller shall invoice Buyer on the date Seller Delivers DRI to Buyer as provided in Section 2.1 hereof (each such invoice a "Delivery Invoice"). The price per Metric Tonne of DRI as shown on such invoice shall be the Estimated Invoice Price per MT for DRI for the Month in which Delivery of such DRI occurs.

Section 4.3       Determination of Actual Invoice Price

               (a) Base Computation. On the third Business Day of the first Month following the Amendment Date and on the third Business Day of each Month of the Term thereafter, Seller shall determine:

                    (1) the Fixed  Cost of  operating  the  Facility  during the prior Month;
                    (2) the Variable  Cost of producing  the number of MT of DRI
               Delivered during the prior Month;
                    (3) the Third Party Direct Revenues for the prior Month;
                    (4) the Buyer Shipments for the prior Month;
                    (5) the Third Party Direct Shipments for the prior Month and
                    (6) the Total Shipments for such Month.

The foregoing amounts shall be the basis for determining the Invoice Price for each MT of DRI Delivered to Buyer during such Month.

                    (b) Computation of Invoice Price per MT. The "Invoice Price per MT" for a Month shall mean the quotient which results when the sum of

                  (1) 1/2 of the remainder (whether positive or negative) which results when Third Party Direct Revenues for such Month are subtracted from Fixed Cost for such Month plus

                    (2) an amount equal to the product of Variable Cost for such
               Month multiplied by the fraction whose numerator is the sum of Buyer Shipments for such Month plus 1/2 of Third Party Direct Shipments for such Month, and whose denominator is Total Shipments for such Month, plus

                    (3) any unused Credit  Balance due Buyer is divided by Buyer
               Shipments for such Month.

Except as provided in Section 4.11 and so long as the Co-Buyer Agreement is in effect and the Co-Buyer is not in default thereunder, the parties agree it is their intent that, to the extent DRI is tendered to Buyer in accordance with this Agreement, the amount to be paid by Buyer for DRI each Month, when combined with the amounts to be paid for DRI by Co-Buyer and Third Parties in such Month and the utilization of Credit Balances of Buyer and Co-Buyer in such Month, will be sufficient to meet Seller's Fixed Cost and Variable Cost for each such Month.


Section 4.4       True-Up Invoices

         On the third Business Day of the first Month following the Amendment Date and on the third Business Day of each Month of the Term thereafter, Seller shall recompute the invoices sent to Buyer during the prior Month by using the Invoice Price per MT for such Month (a "True-Up Invoice"). The amount so invoiced may be a Credit Balance.

Section 4.5       Determination of Buyer's Clawback Amount

                    (a) Base Computation. On the third Business Day of the second Month following the Amendment Date and on the third Business Day of each Month of the Term thereafter, Seller shall determine (1) Average Third Party Indirect Revenues per MT for the prior Month, (2) Average Number 1 Bundles Price for the prior Month, (3) Average Third Party Direct Revenues per MT for the prior Month; (4) Average Invoice Price per MT for the prior Month; and (4) Buyer Consumption for the prior Month.

The foregoing amounts shall be the basis for determining the Buyer's Clawback Amount for such Month.

                    (b) Computation of Buyer's Clawback Amount. The Buyer's "Clawback Amount" for a Month shall mean 75% of the sum of the following: (1) Third Party Indirect Component: The excess of Average Third Party Indirect Revenues per MT for the Month over the Average Invoice Price per MT for the Month, multiplied by Resale Transaction Shipments for such Month, plus (2) Buyer Consumption Component: The excess of 80% of the Average Number 1 Bundles Price for such Month over Average Invoice Price per MT for the Month, multiplied by Buyer Consumption for such Month, plus (3) Third Party Direct Component: The excess of Average Third Party Direct Revenues per MT for the Month over the Average Invoice Price per MT for the Month, multiplied by one-half of Third Party Direct Shipments for such Month. Neither the Third Party Indirect Component, the Buyer Consumption Component, nor the Third Party Direct Component may be less than zero. In any instance in which a Reimbursed Payments Component is used in computing Average Invoice Price per MT for the Month, the parties agree to use good faith efforts to determine whether there should have been a Clawback Amount paid in the prior periods when the Expenses reimbursed by the Reimbursed Payments Component were incurred, and if there should have been Clawback Amounts, such amounts shall be included in a Clawback Invoice pursuant to
               Section 4.6. (c) Clawback Amounts may not be reduced or paid by Credit Balances.


Section 4.6       Clawback Invoice

         On the third Business Day of the first Month following the Amendment Date and on the third Business Day of each Month of the Term thereafter (unless the first day of the preceding Month is also a Clawback Suspension Date), Seller shall invoice Buyer in the amount of the Clawback Amount for such Month (a "Clawback Invoice"). Clawback Invoices may be paid or satisfied by Credit Balances.


Section 4.7       Termination True-Up Invoice

                  (a) In the event Buyer  terminates this Agreement  pursuant to
         Section 1.3 hereof, Seller shall prepare a written invoice (the "Termination True-Up Invoice") indicating the supplemental amount, if any, that Buyer is required to pay Seller for DRI previously Delivered to Buyer. Seller shall furnish the Termination True-Up Invoice to Buyer promptly after Buyer's termination of this Agreement pursuant to
         Section 1.3 becomes effective. Buyer agrees to pay to Seller within five (5) Business Days after receipt of the Termination True-Up Invoice the amount due thereunder.

                  (b)......The amount of the Termination True-Up Invoice shall be the excess of

                  (i)......the sum of
                           (A) the Hypothetical True-Up Invoice for the Three Months Preceding Termination, plus (B) 12 1/2% of the Debt Service Component for the Three Months Preceding Termination; plus (C) at all times prior to the third anniversary of the Amendment Date, 1/2 of those amounts set forth in the second column of Schedule 2 hereto that have payment dates during the Three Months Preceding Termination; plus
                  .........(D)      any Credit Balance; over
                  (ii) the sum of the amounts Buyer paid Seller pursuant to Delivery Invoices and True-Up Invoices (without duplication) for the Three Months Preceding Termination.
                  (c)......Certain Defined Terms
                  "Hypothetical True-Up Invoice" means a Buyer Invoice for 1/2 of the sum of all Fixed Cost plus Variable Cost incurred by Seller during the Three Months Preceding Termination less 1/2 of the Third Party Direct Revenues for the Three Months Preceding Termination.
                  "Three Months Preceding Termination" means the three-month period ended on the last day of the Month preceding the Month in which Buyer's termination of this Agreement pursuant to
                  Section 1.3 is effective.


Section 4.8       Payment Terms

         Each Buyer Invoice sent to Buyer pursuant to Section 4.2 or Section 4.6 shall be due and payable on the 30th day after such Buyer Invoice was sent to Buyer. Each Buyer Invoice recomputed pursuant to Section 4.4 shall be due on the date the Buyer Invoice it replaced was originally due pursuant to this Section, or if paid, on the date rendered. All payments shall be made in US Dollars. Interest shall accrue on the amount of any invoice which is not paid when due at the Base Rate plus 2% per annum.


Section 4.9       Voluntary Payment Terms

         Nothing in this Agreement shall prevent Buyer from agreeing to pay for DRI in advance of its due date or its Delivery or from agreeing to pay an amount greater than the Invoice Price per MT or other applicable price therefor.


Section 4.10      Increased Price Resulting from Third-Party Operator

         Buyer acknowledges that under certain circumstances, the Lenders pursuant to Section 7.19 of the Credit Agreement may require the Seller to engage a Third-Party Operator for the Facility and further acknowledges that as a result of the compensation arrangement (which may include incentive-based compensation) for such Third-Party Operator, the Buyer may be required to pay a higher Invoice Price per MT of DRI hereunder than would have been applicable in the absence of such Third-Party Operator.

Section 4.11      Pricing for DRI Following Co-Buyer Nonperformance Event

         If at any time during the Term any of the following events shall occur (any such event referred to as a "Co-Buyer Nonperformance Event"):

                  (a) either (i) a custodian, receiver, liquidator, or trustee of Co-Buyer, or any material portion of its properties, is appointed or takes possession and such appointment or possession remains uncontested or in effect for more than ninety (90) days; or Co-Buyer generally fails to pay its debts as they become due or admits in writing its inability to pay its debts as they mature or commits an act of bankruptcy under any bankruptcy, reorganization, insolvency or similar law for the relief of debtors having applicability to Co-Buyer; or Co-Buyer is adjudicated bankrupt or insolvent; or any of the material property of Co-Buyer is sequestered by court order and the order remains in effect for more than 90 days or a petition is filed or proceeding commenced against Co-Buyer under any bankruptcy, reorganization, arrangement, insolvency, readjustment of debt, dissolution or liquidation law of any jurisdiction, whether now or subsequently in effect, and is not stayed or dismissed within 90 days after filing; or (ii) Co-Buyer files a petition or otherwise commences a proceeding in voluntary bankruptcy or seeking relief under any provision of any bankruptcy, reorganization, arrangement, insolvency, readjustment of debt, dissolution or liquidation law of any jurisdiction, whether now or subsequently in effect; or consents to the filing of any petition or the commencement of any proceeding against it under any such law; or consents to the appointment of or taking possession by a custodian, receiver, trustee or liquidator of Co-Buyer or its property; and Co-Buyer rejects, fails to assume in full (and pay any outstanding amounts or fulfill any outstanding purchase obligation in toto at the time of such assumption), or otherwise defaults in its performance of the Co-Buyer Agreement, or

                  (b) Co-Buyer fails to pay any Buyer Invoice, as defined in and rendered under the Co-Buyer Agreement when due or fails to take any DRI properly Delivered to Co-Buyer within the terms of the Co-Buyer Agreement, then Buyer agrees that it shall continue to perform its obligations under this Agreement and to purchase and pay for its DRI Purchase Requirement as set forth herein, provided, that, if the Buyer is not in default under any provision hereof, the purchase price for such DRI in a Month shall be calculated pursuant to Article 4 by using the assumptions that Seller produces and tenders during such Month and Co-Buyer purchases and pays for a quantity of DRI under the Co-Buyer Agreement equal to the lesser of 25,000 MT of DRI or an amount equal to the amount of DRI the Buyer takes during such Month (such adjusted invoice price the "Special Adjusted Price"). Notwithstanding the foregoing, upon thirty (30) days advance written notification by Seller to Buyer at any time during the period commencing upon the occurrence of the Co-Buyer Nonperformance Event, Seller may request that Buyer purchase DRI at the full Invoice Price per MT as calculated in Article 4 without using such assumptions. Buyer shall elect, at its sole option, whether to accept such request, and shall notify Seller in writing of such determination to purchase at the full Invoice Price per MT, within ten (10) days of Buyer's receipt of such request. Any failure by Buyer to provide such notice of its election shall be deemed a rejection by Buyer of Seller's request. Purchases at the full Invoice Price per MT shall be referred to as the "Full Price Invoice Election." Once elected, the Full Price Invoice Election shall remain in effect until the (i) Buyer shall have paid total Increased Costs of $15,000,000 or (ii) either Seller or Buyer shall have elected to discontinue the Full Price Invoice Election by giving the other written notice of such election, following which Buyer Invoices shall be computed at the Special Adjusted Price until such time if any that the Co-Buyer resumes its performance under and in compliance with the Co-Buyer Agreement, in which case Buyer shall resume payment in accordance with the provisions of Sections 4.1 through 4.10 of this Agreement.

         As used herein, "Increased Costs" shall mean the aggregate amount equal to (i) the aggregate payment for all such purchases of DRI following the effectiveness of such Full Price Invoice Election less (ii) the aggregate payment for all such purchases of DRI which would have been payable at the Special Adjusted Price. The Seller shall calculate and maintain the balance of such Increased Costs paid by Buyer, which balance shall be provided to Buyer at the end of each calendar quarter. Upon payment of Increased Costs of $15,000,000, Buyer shall continue to honor its commitment to purchase DRI tendered hereunder, but only at the Special Adjusted Price throughout the remaining Term of this Agreement until such time if any that the Co-Buyer resumes its performance under and in compliance with the Co-Buyer Agreement, in which case Buyer shall resume payment in accordance with the provisions of Sections 4.1 through 4.10 of this Agreement. Any Increased Costs paid hereunder shall be credited against the Discounted Amount (as defined in the Master Restructure Agreement) payable by Buyer in accordance with the Master Restructure Agreement, or if Buyer does not elect to pay the Discounted Amount, then credited against the Shortfall Share (as defined in the Master Restructure Agreement) payable by Buyer thereunder.

Section 4.12      Covenant of Buyer to Disclose Resale Transactions

         The Buyer covenants and agrees that it will promptly disclose to Seller, and in no event later than the second Business Day of any Month, any Resale Transactions it consummated during the prior Month.


                                  ARTICLE 5. ACCOUNTING AND RECORDS

Section 5.1     Maintaining Records; Access to Facility and Inspections; Audits

         The Seller shall maintain all financial records in accordance with GAAP. Seller shall also permit any representatives designated by the Buyer, upon not less than three (3) Business Days prior notice, at Buyer's expense, to visit and inspect the Facility and to inspect Seller's financial and business records, to make extracts therefrom and copies thereof and to cause a firm of independent accountants of national reputation to make test audits of Seller's determinations of the Invoice Price, all at reasonable times and in a manner so as not to unreasonably disrupt the operations of the Seller and as often as reasonably requested. Seller shall also permit any representatives designated by the Buyer to discuss the affairs, finances and condition of the Seller with the officers thereof and independent accountants therefor. If Buyer's audit shall disclose that the Invoice Price for any period was overstated, Buyer shall make such information available to Seller, and Seller shall promptly reimburse Buyer for the amount of such overstatement. If the amount of such overstatement exceeds the Invoice Price by more than 5%, Seller shall also reimburse Buyer for the reasonable cost of such audit. Understatements shall be included as Expenses in the next succeeding month for inclusion in the calculation of Invoice Price per MT, or in the event of a termination of this Agreement, shall be promptly paid by Buyer to Seller.


Section 5.2       Delivery of Seller's Financial Statements

         The Seller shall deliver to the Buyer:

         (a) as soon as available and in any event within 90 days after the end of each fiscal year of the Seller, audited statements of income, retained earnings and cash flow of the Seller for such fiscal year and the related audited balance sheets as of the end of such fiscal year (the "Annual Financial Statements"), setting forth in each case in comparative form the corresponding figures for the preceding fiscal year, and accompanied by a report of independent auditors of national reputation selected by Seller, which report shall state that such financial statements fairly present the financial condition and results of operations of the Seller in accordance with GAAP;

         (b) as soon as available and in any event within 30 days after the end of each Month of each fiscal year of the Seller, statements of income, and cash flow of the Seller for such month and for the period from the beginning of the current fiscal year to the end of such month, statements of income, and cash flow of the Seller for such period, and the related balance sheets as of the end of such period (the statements of income and cash flow for such month and the balance sheet as of the end of such period being referred to herein as the "Monthly Financial Statements"), setting forth in each case in comparative form the corresponding figures for the corresponding periods in the preceding fiscal year, and accompanied by a certificate of a financial officer of the Seller, which certificate shall state that such financial statements fairly present the financial condition and results of operations of the Seller in accordance with GAAP (subject to normal year-end adjustments and absence of full footnote disclosures); and

         (c) promptly upon the receipt thereof, copies of all "management letters" received by the Seller or any Subsidiary from its independent accountants.

Section 5.3       Planning and Budgeting

                  (a) Attached hereto as Exhibit A is the plan for the production of DRI for the period from the Amendment Date through December 31, 2000. On or before the first Business Day of December of each year during the Term, Seller, Buyer and Co-Buyer shall prepare a plan for production of DRI for the next succeeding calendar year. Each plan referred to in the two preceding sentences shall be referred to herein as a "Project Operating Budget". Each Project Operating Budget shall include (i) schedules of quantities of DRI to be produced, (ii) a schedule for Delivery of such DRI to the Buyer and the Co-Buyer, (iii) a detailed operating financial budget on a monthly basis, (iv) a detailed capital budget breaking out separately the proposed Capital Expenditures and major maintenance items, (v) projected inventory levels in MT's for iron ore and DRI on a monthly basis, (vi) the proposed Scheduled Down-Time(s) (if any) during such year, and (vii) a detailed description of such other activities and information (financial or otherwise) reasonably necessary in order to inform the Buyer of all matters relevant to the operation and management of the Seller's business and affairs. The Buyer and the Seller shall (i) consult with each other and with the Co-Buyer in the preparation of each Project Operating Budget and shall determine, subject to the immediately preceding sentence and the other terms and conditions hereof, the amount of DRI to be produced for the next succeeding calendar year and (ii) negotiate in good faith to agree upon a Delivery schedule for such DRI for the next succeeding calendar year. Each such Project Operating Budget shall provide for the production of (x) at least 600,000 MT of DRI during such calendar year (or the proportionate amount of DRI if the period of such Project Operating Budget is for less than a full year), (y) such greater amount as the Seller, the Buyer and/or the Co-Buyer agree in writing or (z) such lesser amount as a prudent operator of the Facility would produce after due consideration of the Rated Capacity of the Facility, the necessity for Scheduled Down-Time and such other matters as such prudent operator of the Facility would consider other than market conditions for the sale of DRI. If the Seller, the Buyer and the Co-Buyer cannot agree upon a Project Operating Budget for a calendar year, the Seller shall (i) establish the production schedule so that the Facility will produce at least 600,000 MT of DRI during such calendar year (or such proportionately smaller amount as is appropriate for a shorter period) or such lesser amount as it determines pursuant to clause (z) of the preceding sentence, (ii) set the Delivery schedule for such DRI in its discretion consistent with the intent expressed in Section 1.4 hereof, and (iii) otherwise determine the terms of the Project Operating
         Budget. Anything herein to the contrary notwithstanding, it is the intent of the parties hereto that (i) DRI shall be produced at the Facility insofar as is practicable evenly over each year or partial year of the Term subject only to Scheduled Down-Time and Force Majeure, and all Delivery schedules shall reflect such even production, and (ii) in the event the Project Operating Budget for a year (or a shorter period, as the case may be) provides for the production of less than 600,000 MT of DRI during any year (or such proportionately smaller amount as is appropriate for a shorter period), such Project Operating Budget shall be promptly amended by the Seller (after consultation with the Buyer and the Co-Buyer but without the necessity of obtaining the consent of the Buyer or the Co-Buyer) to increase the level of production to 600,000 MT of DRI on an annualized basis for the remainder of such year (or shorter period), and the other provisions of such Budget shall be adjusted as may be necessary to reflect such increased production, promptly after any impediment to the production of DRI at such level (as described in clause (iii) of subsection (b) of this Section 5.3) shall have been removed or shall otherwise have ceased to affect the Facility.

(b)  The  Project   Operating   Budget   shall  be  subject  to  the   following
     considerations:

                           (i) Scheduled Down-Time.  Each such Project Operating
                  Budget may provide for Scheduled Down-Time during each calendar year (or such shorter period) during which major maintenance shall be performed on the Facility; provided, however, no period of Scheduled Down-Time shall exceed 30 consecutive days of which no more than 20 days may occur in any Month. The Project Operating Budget shall provide for the required production of DRI notwithstanding such Scheduled Down-Time. To the extent practicable, Seller shall schedule the required Scheduled Down-Time at such times as are convenient to Buyer and Co-Buyer consistent with the reasonably anticipated need for major maintenance for the Facility, and shall negotiate in good faith with Buyer and Co-Buyer to reach agreement regarding the timing of such Scheduled Down-Time. If the Seller, the Buyer and the Co-Buyer cannot agree as to the timing of such Scheduled Down-Time, the Seller shall determine the timing thereof consistent with the reasonably anticipated need for major maintenance of the Facility.

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

                           (iii) Plans  Calling for Less Than 600,000 MT of DRI.
                  To the extent that any Project Operating Budget provides for production of less than 600,000 MT of DRI during any calendar year (or the proportionate amount of DRI if the period of such Project Operating Budget is less than a full calendar year), such Project Operating Budget shall contain a statement of Seller in reasonable detail describing the reasons why at least 600,000 MT of DRI (or such proportionate amount) cannot be produced during such period.

                           (iv) Amendments to Project Operating Budgets. Subject
                   to the last sentence of subsection (a) of this Section 5.3, once any such Project Operating Budget has become effective pursuant to the terms of this Section 5.3, Seller subject to
                   Section 8.06(b) of the Credit  Agreement shall amend the same
                   (i) at the request of Buyer and Co-Buyer or (ii) at any time an order calling for the production and Delivery of DRI within the current Month for a Third Party Direct Sale is accepted.

                  (c) At least five (5) days before the first day of each Month after the Amendment Date, Seller will consult with Buyer and the Co-Buyer to update the Project Operating Budget with respect to the determination of the amount of DRI to be produced in the next three (3) succeeding Months, the production schedule therefor, the approximate dates and quantities of Deliveries thereof to Buyer and Co-Buyer and any other matters referred to in Section 5.3(a). Each such update shall be provided to the Buyer and Co-Buyer by the first day of each Month, and if approved by the Buyer and Co-Buyer, such update shall be deemed to be an amendment to the Project Operating Budget and incorporated therein. If the Seller, the Buyer and the Co-Buyer cannot agree as to the production and Delivery schedules, the Seller shall establish the production schedule for DRI and set the Delivery schedule for such DRI in its discretion, subject in each case to the last sentence of Section 5.3(a).

                  (d)  Subject  to the  provisions  of  subsection  (b) of  this
         Section 5.3, Seller agrees to use commercially reasonable efforts to operate the Facility and otherwise to conduct its business consistent with the terms of each Project Operating Budget, and so long as it does so, it shall incur no liability to Buyer hereunder as a result of its failure to operate the Facility in a manner consistent with each such Project Operating Budget.

                          ARTICLE 6. WARRANTIES AND LIMITATION OF LIABILITY

Section 6.1       Specifications Warranty

         Seller warrants that each shipment of DRI hereunder shall conform to specifications referred to in Article 3.

Section 6.2       Warranty Limitation

         The only warranties made by Seller in respect of DRI to be sold hereunder are set forth in Section 6.1 of this Agreement. SUCH WARRANTIES AND THE RIGHTS, REMEDIES, AND OBLIGATIONS OF THE PARTIES IN CONNECTION WITH THE SALE OF DRI HEREUNDER ARE EXCLUSIVE AND IN LIEU OF ALL OTHER REMEDIES, WARRANTIES, GUARANTIES OR LIABILITIES, EXPRESS OR IMPLIED, ARISING AT LAW OR OTHERWISE, INCLUDING WITHOUT LIMITATION ANY WARRANTIES WITH RESPECT TO FITNESS FOR A PARTICULAR PURPOSE OR MERCHANTABILITY, ALL SUCH OTHER WARRANTIES BEING EXPRESSLY DISCLAIMED. IN NO EVENT SHALL EITHER PARTY BE LIABLE TO THE OTHER PARTY UNDER ANY THEORY OF TORT (INCLUDING WITHOUT LIMITATION NEGLIGENCE), CONTRACT, STRICT LIABILITY OR OTHER LEGAL OR EQUITABLE THEORY FOR INDIRECT, CONSEQUENTIAL, SPECIAL, INCIDENTAL, OR PUNITIVE DAMAGES, HOWEVER CAUSED, ARISING UNDER OR IN CONNECTION WITH THIS AGREEMENT, EVEN IF SUCH PARTY HAS BEEN ADVISED OF THE POSSIBILITY OF SUCH DAMAGE.


Section 6.3       Claims

         If any DRI Delivered to the Buyer hereunder is not in accordance with specifications set forth in Section 3.1 hereof, then Seller shall have the right, at its discretion, either to replace such DRI or refund the aggregate Invoice Price per MT applicable thereto. It is the intent of the parties hereto that the Invoice Price per MT applicable thereto shall be adjusted so that there will be no net loss of cash to the Seller. Notwithstanding the foregoing, Seller's liability for damages in respect of any claims whatsoever hereunder arising with respect to DRI Delivered to the Buyer under this Agreement shall not exceed the aggregate Invoice Price per MT of the DRI for which such damages are claimed, and in no event shall either party be liable for prospective profits or special or indirect or consequential damages. Any claim for damages must be made in writing by the Buyer to Seller within thirty (30) days of such occurrence, along with supporting evidence as to the quantity involved in such claim. The quantity involved must be determined in a mutually acceptable manner. In asserting any claim that the DRI did not conform the specifications set forth herein, the Buyer must sustain the burden of proof that such nonconformity occurred or existed prior to Seller's tender of such DRI for Delivery.

                         ARTICLE 7. REPRESENTATIONS AND WARRANTIES OF BUYER

Section 7.1       Organization; Power; Qualification

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


Section 7.2       Authorization; Enforceable Obligations; Compliance with Law

         The Buyer has the right and power to execute, deliver and perform this Agreement in accordance with its terms and has taken all necessary corporate action to authorize such execution, delivery and performance. This Agreement has been duly executed and delivered by the duly authorized officers of the Buyer and is a legal, valid and binding obligation of the Buyer enforceable in accordance with its terms, except as enforceability may be limited by applicable bankruptcy, insolvency, reorganization, moratorium or similar laws affecting the rights of creditors generally and by general principles of equity (regardless of whether enforcement thereof is sought in a proceeding at law or in equity). The Buyer is in compliance with all applicable laws binding upon it except to the extent that the failure to comply therewith (i) would not, in the aggregate, have a material adverse effect on the properties, business, operations, or financial condition of the Buyer and (ii) would not materially adversely affect the ability of the Buyer to perform its obligations under this Agreement.


Section 7.3       Governmental Approval; No Conflicts

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


                              ARTICLE 8. TERM, DEFAULT AND TERMINATION

Section 8.1       Term

         The term of this Agreement, subject to earlier cancellation or extension as provided for herein or in the Master Restructure Agreement (the "Term"), shall be the period beginning on the Amendment Date, and ending on March 31, 2013. The "Termination Date" shall be the last day of the Term.

Section 8.2       Default

                      (a)  Monetary Default

         In the event that either party to this Agreement shall fail or refuse to make timely payments of amounts due hereunder, the other party shall be entitled, at its option, to give written notice of such breach to the defaulting party and, if such breach is not corrected within fifteen (15) days after delivery of such notice to the defaulting party, the notifying party, at its option and without prejudice to any other available legal remedy which it may have, shall have the right to cancel this Agreement by giving the defaulting party at least fifteen
         (15) days' additional notice of its intention to cancel, and upon the expiration of the time fixed in such latter notice, if such default has not been cured or waived, this Agreement shall be canceled. It is the intent of the parties that Credit Balances due Buyer shall be satisfied only in connection with the determination of Buyer Invoices.


                      (b)  Non-Monetary Default

         In the event that either party to this Agreement shall fail or refuse to perform any other material obligation hereunder, or shall have breached any material representation or warranty made herein, the other party shall be entitled, at its option, to give written notice of such breach to the defaulting party and, if such breach is not corrected within sixty (60) days after delivery of such notice to the defaulting party, the notifying party, at its option and without prejudice to any other available legal remedy which it may have, shall have the right to cancel this Agreement by giving the defaulting party at least thirty
         (30) days additional notice of its intention to cancel, and upon the expiration of the time fixed in such latter notice, if such default has not been cured or waived, this Agreement shall be canceled.

                      (c)  Rights Upon Cancellation

         Upon cancellation of this Agreement under Section 8.2(a) or Section 8.2(b) of this Article 8 for any reason or cause, each party shall fulfill all obligations hereunder existing as of the effective date of cancellation, including, but not limited to, the discharge of all indebtedness hereunder owing to the other party. The right of a nondefaulting party to cancel this Agreement shall not be in derogation of or in any way limit such party's legal or equitable rights and remedies against the defaulting party. Notwithstanding any such cancellation, the defaulting party shall remain liable to the canceling party for all provable damages, if any, resulting from loss of ongoing benefits of this Agreement. This Section 8.2(c) is subject to the provisions of Section 6.2 hereof.


Section 8.3       Bankruptcy, Receivership, etc.

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

Section 8.4       No Impact on Section 25-2-609 and -610

     Nothing in this Agreement shall in any way diminish or discharge any rights of Seller or obligations of Buyer under Sections 25-2-609 and -610 of North Carolina General Statutes.


                            ARTICLE 9. FORCE MAJEURE

Section 9.1       Force Majeure

                      (a)  Force Majeure Defined

         For purposes of this Agreement, the term "Force Majeure" shall mean and include the following: any failure or delay on the part of either the Seller or the Buyer in performance of any of the obligations imposed upon it hereunder (other than the obligation to pay money) which is beyond its control and is the direct or indirect result of any of the following causes, whether or not existing at the date hereof and whether or not reasonably within contemplation of the parties at the date hereof; namely, acts of God; earthquakes; fire, flood, or the elements; malicious mischief; insurrection; riot; strikes; lockouts; boycotts; picketing; labor disturbances; public enemy; war (declared or undeclared); compliance with any Federal, state, or municipal law, or with any regulation, order, or rule (including, but not limited to, priority, rationing or allocation orders or regulation) of governmental agencies, or authorities or representatives of any government (foreign or domestic) acting under claim or color of authority (including any reduced level of operations or cessation of operations at the Facility required by any Federal or state authority arising from noncompliance with any law, regulations or applicable permits); inability despite reasonable efforts of a party to obtain or maintain in effect all permits required for the intended operation of the Facility; equipment failure not attributable to operator negligence; total or partial failure or loss or shortage of all or part of transportation facilities ordinarily available to and used by a party hereto in the performance of the obligations imposed by this Agreement, whether such facilities are such party's own or those of others; the commandeering or requisitioning by civil or military authorities of any raw or component materials, products, or facilities, including, but not limited to, producing, manufacturing, transportation, and delivery facilities; perils of navigation, even when occasioned by negligence, malfeasance, defaults, or errors in judgment of the pilot, master, mariners, or other servants of the ship's owner; total or partial loss, shortage or unavailability of raw component material, fuel, power or products ordinarily required by Seller, including without limitation any refusal by a third party supplier to supply utilities, commodities, services or support functions required for proper operation of the Facility; provided, if such refusal is attributable to Seller's breach or failure to make payment to such third-party supplier, such event will not be deemed Force Majeure if Seller had sufficient funds to make such payment (considering its other obligations) or was otherwise capable of performing such obligation; or any cause whatsoever beyond the control of either party hereto, whether similar to or dissimilar from the causes herein enumerated; provided, however, that the settlement of strikes or lockouts shall be entirely within the discretion of the party having the difficulty. The inability to use or resell, or the undesirability of, DRI that conforms to the terms of this Agreement shall not be considered an event of Force Majeure.


                      (b) Effect of Force Majeure

         If the performance of this Agreement by either party is delayed, interrupted, or prevented (in whole or in part) by reason of Force Majeure (a) such party shall be excused from the performance of this Agreement while and to the extent that such party is delayed, interrupted or prevented from so performing by such Force Majeure and such party shall not be liable for damages or otherwise on account thereof, and (b) subject to the last sentence of this Section 9.1(b), the performance of this Agreement shall be resumed as soon as practicable after such Force Majeure is removed. If any Force Majeure continues for a period of more than one (1) year, the party prepared to perform may, by giving at least sixty (60) days' prior written notice to the other party, cancel this Agreement.


Section 9.2       Notice of Force Majeure

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


Section 9.3       Extension

         The Term of this Agreement shall be extended for the period of any Force Majeure unless either party gives notice of cancellation pursuant to
Section 9.1 and Section 9.1(b), provided the aggregate extension hereunder shall not extend beyond October 31, 2013.


                               ARTICLE 10. SELLER'S REPORTING COVENANT

         Seller covenants and agrees that during the Term hereof, it will

                  (a) Notify Buyer of the occurrence of each Termination Event and each Increased Production Event promptly after the occurrence thereof.

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


                             ARTICLE 11. DEFINITIONS

Section 11. 1     Certain Defined Terms

         Capitalized terms used herein and not otherwise defined herein shall have the meanings ascribed to such terms in the Credit Agreement as in effect on the date hereof notwithstanding the termination thereof for any reason. As used herein, the following terms shall mean the following:

"Agreement" shall mean this DRI Purchase Agreement, as amended, modified or supplemented from time to time.

"Allocated Invoice Price per MT" means (i) the sum of Sponsor Fixed Cost and Sponsor Variable Cost for any Month, divided by (ii) Buyer Shipments plus one-half of Third Party Direct Shipments.

"Amendment Date" shall have the meaning set forth in the Credit Agreement.

"Annual DRI Production Goal" for a fiscal quarter means
 --------------------------

         for the fiscal quarter ending June 30, 2000:  200,000 MT of DRI;

          for the fiscal quarter ending September 30, 2000: 400,000 MT of DRI during the 2 fiscal quarters then ending;

          for the fiscal quarter ending December 31, 2000: 600,000 MT of DRI during the 3 fiscal quarters then ending December 31, 2000; and

          for each fiscal quarter ending thereafter: 800,000 MT of DRI for the 4 fiscal quarters then ending.

     "Average Invoice Price per MT" for a Month means the quotient which results when the sum of the products of Buyer Shipments for such Month multiplied by the Allocated Invoice Price per MT for such Month, Buyer Shipments for the preceding Month multiplied by Allocated Invoice Price per MT for such preceding Month, and Buyer Shipments for the second preceding Month multiplied by the Allocated Invoice Price per MT for such second preceding Month, plus one-half of the Reimbursed Payments Component for such Month and the two preceding Months is divided by the sum of Buyer Shipments for such Month and the two preceding Months.

"Average Number 1 Bundles Price" for a Month means the average of the Number 1 Bundles Price for such Month and the two preceding Months.

"Average Production of DRI" for a period shall mean average annualized production of DRI computed without including any days during which the Facility was subject to Force Majeure or Scheduled Down-Time.

"Average Third Party Direct Revenues per MT" for a Month means the quotient which results when the sum of Third Party Direct Revenues for such Month and the two preceding Months is divided by the sum of Third Party Direct Shipments for such Month and the two preceding Months.

"Average Third Party Indirect Revenue per MT" for a Month means the quotient which results when the sum of Third Party Indirect Revenue for such Month and the two preceding Months is divided by the sum of Resale Transaction Shipments for such Month and the two preceding Months.

"Buyer Consumption" for a period shall mean the aggregate MT of Buyer Shipments for the period less Resale Transaction Shipments for such period.

"Buyer Invoice" means an invoice sent by Seller to Buyer pursuant to Section 4.2, Section 4.4, Section 4.6 or Section 4.8. in substantially the form of
Schedule 3 attached hereto.

"Buyer Shipments" for a period means the aggregate MT of the portion of Sponsor Shipments for such period that were Delivered to Buyer. Buyer Shipments shall include any Deliveries of DRI that were part of Resale Transaction Shipments effected by the Buyer during the period.

"Capital Expenditure" means any expenditure which is required to be capitalized in accordance with GAAP.

"Capital Expenditures Component" for a Month shall mean all cash Capital Expenditures during such Month by Seller, consistent with the Project Operating Budget or as otherwise approved by the Buyer and Co-Buyer.

"Carrier" means the IC RailMarine Terminal L.L.C.

"Catalyst Recovery Component" for each of the initial 12 Months following the Amendment Date means $162,747.58.

"Catalyst Reserve Component" means $83,334.00.
 --------------------------

"Catalyst Reserve Trigger Event" means the occurrence of any fiscal quarter of Seller for which the Annual DRI Production Goal was not met or exceeded.

"Clawback Suspension Date" means any day on which both of the following statements are accurate: (i) the Outstanding Balance is less than or equal to the amount for such date shown as the "Balance" under Column 3 of Schedule 2 attached hereto and (ii) the Tranche C Term Loan, the Tranche C Bond L/C Amount and the PIK Notes relating thereto have been paid in full.

"Co-Buyer Agreement" means the DRI Purchase Agreement of even date herewith between the Seller and the Co-Buyer.

"Co-Buyer" means GS Technologies Operating Co., Inc.
 --------

"Credit Agreement" means the Credit and Reimbursement Agreement dated as of August 30 1996, and as amended and restated as of May 30, 1997 and as of the date hereof, among the Seller, Bank of America, N.A., successor to NationsBank, N.A., as administrative agent, Canadian Imperial Bank of Commerce as documentation agent, and the other lenders therein listed. For purposes of this Agreement, the term Credit Agreement shall refer to the Credit Agreement as it existed on the date hereof together with any subsequent amendments approved in writing by the Buyer and the Co-Buyer.

"Credit Balance" means (i) any credit balance owing to Buyer as determined by Seller in computing any Buyer Invoice rendered pursuant to Section 4.2 or
Section 4.4 or (ii) any overpayment of a Buyer Invoice pursuant to Section 4.10 that has not been applied against a Buyer Invoice (other than an invoice for a Clawback Amount).

"Credit Documents" shall have the meaning set forth in the Credit Agreement.

"Debt Service Component" for a Month means all Scheduled Payments of Principal regarding Indebtedness of the Seller for the next succeeding Month and estimated interest (including all fees and other amounts other than principal actually due and payable under the Credit Documents) payable with respect to such Indebtedness during such next succeeding Month, excluding (i) any amounts payable with respect to the Tranche C Term Loan, the Tranche C Bond L/C Amount and the PIK Notes relating thereto and (ii) any amounts payable with respect to the Tranche B Term Loan, the Tranche B Bond L/C Amount and the PIK Notes relating thereto to extent the Credit Agreement provides for the capitalization of any such amounts.

"DRI" means direct reduced iron meeting the specifications set forth on Schedule 1.

"DRI Purchase Requirement" shall mean for any Month the lesser of the following:

         (1) 25,000 MT of DRI less 1/2 of Third Party Direct Shipments for such Month, subject to the last sentence of Section 5.3(a), but in any event, not less than 5,000 MT of DRI; or
         (2) the number of MT of DRI allocated to Buyer in the Project Operating Budget for such Month (but not less than 5,000 MT of DRI).

"Estimated Buyer Shipments" for a Month means an estimate of the aggregate MT of the portion of Sponsor Shipments for such Month that are to be Delivered to Buyer during such Month. Estimated Buyer Shipments shall include any Deliveries of DRI that are estimated to be part of Resale Transaction Shipments to be effected by the Buyer during the Month. All such estimates shall be taken from the Project Operating Budget for such Month.

"Estimated Fixed Cost" for a Month means an estimate of all Expenses for such Month other than Estimated Variable Cost for such Month, plus estimates of the Capital Expenditures Component for such Month, the Catalyst Recovery Component for such Month and the Debt Service Component for such Month. All such estimates shall be taken from the Project Operating Budget for such Month. Anything in this definition to the contrary notwithstanding, Estimated Fixed Cost shall include 66 2/3% of Estimated Fixed Manufacturing Cost, and the remaining 33 1/3% shall be included in Estimated Variable Cost.

"Estimated Fixed Manufacturing Cost" for a Month means an estimate of Total Manufacturing Cost for such Month other than Expenses for ore, natural gas, ore handling, electricity, lime, nitrogen, oxide fines credit, DRI fines credit, and internal Facility cleanup. All such estimates shall be taken from the Project Operating Budget for such Month.

"Estimated Sponsor Shipments" for a Month means an estimate of the aggregate MT of DRI that are to be Delivered to the Buyer and the Co-Buyer for such month. Estimated Sponsor Shipments shall include any deliveries of DRI that are estimated to be part of Resale Transaction Shipments to be effected by the Buyer and the Co-Buyer during the Month. All such estimates shall be taken from the Project Operating Budget for such Month.

"Estimated Third Party Direct Revenues" for a Month means estimates of the aggregate cash amounts to be accrued by Seller from Third Party Direct Shipments for such Month, net of any offsets, returns, discounts or deferred payments to be accrued in such Month plus the aggregate cash amounts to be accrued by Seller for such Month from deliveries of Related Inventory during such Month. All such estimates shall be taken from the Project Operating Budget for such Month.

"Estimated Third Party Direct Shipments" for a Month means an estimate of the aggregate MT of Third Party Direct Sales during such Month, such estimate to be taken from the Project Operating Budget for such Month.

"Estimated Total Shipments" for a Month means the aggregate MT of Estimated Sponsor Shipments and Estimated Third Party Direct Shipments for such Month.

"Estimated Variable Cost" for a Month means an estimate of the Working Capital Component for such Month plus the sum of estimates of the following expenses for such Month: ore, natural gas, ore handling, electricity, lime, nitrogen, internal Facility cleanup, and royalty fees pursuant to the Process License Agreement. All such estimates shall be taken from the Project Operating Budget for such Month. Anything in this definition to the contrary notwithstanding, Estimated Variable Cost shall include 33 1/3% of Estimated Fixed Manufacturing Cost, and the remaining 66 2/3% shall be included in Estimated Fixed Cost.

"Exempt Purchaser" means a Third Party other than Charter Manufacturing, Inc., USX Corporation, Wheeling-Pittsburgh Steel Corporation, Gulf States Steel, Inc., NUCOR Corporation, Bethlehem Steel Corporation, and Magnesium Corporation and their consolidated subsidiaries that purchase DRI from Buyer within 6 months after the Amendment Date, and following the expiration of the purchase contract with any such Third Party, any other substitute Third Party (other than those listed above) that purchases DRI from Buyer within 6 months after the expiration of such contract; provided, however, no such Third Party shall be deemed to be an Exempt Purchaser unless the Buyer shall have given written notice of its selection of such Third Party as an Exempt Purchaser to the Seller and to the Administrative Agent, and provided, further, that any successor Third Party following Buyer's designation of an initial Exempt Purchaser shall be limited to an annual maximum purchase of 300,000 MT by such successor Third Party under such exempt contract, with any excess to be sold by Seller directly to such purchaser as Third Party Direct Sales. The owner of the steel manufacturing facility in Decatur, AL, currently owned by Trico Steel Company, L.L.C., shall not be eligible to be Buyer's Exempt Purchaser for DRI to be used at its Decatur, AL mill as long as such owner is Co-Buyer's Exempt Purchaser. Notwithstanding the foregoing, Buyer may select any Third Party (including any of the foregoing named Third Parties) as its Exempt Purchaser if such Third Party purchases its mill in Memphis, TN, but only with respect to DRI to be used at such mill. For purposes of the foregoing sentence, the purchaser of such mill shall include the successors and assigns of such purchaser. As used in this definition, the term "Co-Buyer's Exempt Purchaser" means the Exempt Purchaser, as such term is defined in the Co-Buyer Agreement, from time to time selected by Co-Buyer pursuant to such Agreement.

"Exempt Transaction" means a Resale Transaction by Buyer to an Exempt Purchaser.
 ------------------

"Expenses" means all expenses, including accruals of operating costs and contract damages, determined in accordance with GAAP, but excluding (i) depreciation and amortization and similar non-cash items, (ii) material handling charges by the Carrier relating to the loading of DRI on Buyer's or Co-Buyer's vessel or train (which material handling charges shall be billed to Buyer or Co-Buyer separately), and (iii) all interest and fees on Indebtedness of Seller under the Credit Agreement.

"Facility" shall have the meaning set forth in the Credit Agreement.

"Fixed Cost" for a Month means all Expenses for such Month other than Variable Cost for such Month, plus the Capital Expenditures Component for such Month, plus the Catalyst Recovery Component for such Month, plus the Debt Service Component for such Month, minus the Reimbursed Payments Component for such Month. In addition, Fixed Cost for a Month shall include the Catalyst Reserve Component during each Month following the occurrence of a Catalyst Reserve Trigger Event until (1) the Catalyst Reserve Fund of the Restructure Security Deposit Agreement contains $1,000,000 from payments from Buyer or (2) the Seller has a fiscal quarter in which it meets the Annual DRI Production Goal. Anything in this definition to the contrary notwithstanding, Fixed Cost shall include 66 2/3% of Fixed Manufacturing Cost, and the remaining 33 1/3% shall be included in Variable Cost.

"Fixed Manufacturing Cost" for a Month means Total Manufacturing Cost for such Month as shown in the Project Operating Budget other than Expenses for ore, natural gas, ore handling, electricity, lime, nitrogen, oxide fines credit, DRI fines credit, and internal Facility cleanup.

"FOB" shall have the meaning ascribed to such term in the Uniform Commercial Code as in effect in the State of North Carolina as of the date of this Agreement.

"GAAP" means generally accepted accounting principles applied in the United States and practices which are recognized as such by the American Institute of Certified Public Accountants applied for all periods to the extent practicable on a basis consistent with that used in the preparation of the audited financial statements for the period ended December 31, 1998 delivered by the Seller pursuant to Section 5.2 hereof, so as to present fairly the financial condition and the results of operations of the Seller. In the event of a change in GAAP that is applicable to the Seller, compliance with covenants contained herein shall continue to be determined in accordance with GAAP as in effect prior to such change; provided, however, that the Seller, the Buyer and the Co-Buyer will thereafter negotiate in good faith to revise such covenants to the extent necessary to conform such covenants to GAAP as then in effect.

"Increased Production Event" shall mean the occurrence of a period of at least 30 consecutive days during which aggregate period the Average Production of DRI at the Facility equals or exceeds an annual equivalent of 240,000 MT per year. For purposes of this definition, a period of days shall be deemed to be consecutive notwithstanding the occurrence of periods of Force Majeure or Scheduled Down-Time.

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

"Master Restructure Agreement" shall mean the Master Restructure Agreement dated as of the Amendment Date among Seller, Buyer, Co-Buyer, GS Industries, Inc., Bank of America, N.A., Canadian Imperial Bank of Commerce, and the other lenders thereto, as modified, amended and restated from time to time.

"Materials Handling Agreement" shall have the meaning set forth in the Credit Agreement.

"Materials Handling Facility" shall have the meaning set forth in the Credit Agreement.

"Metric Tonne" or "MT" means a unit of metric weight of 1,000 kilograms or 2,204.62 Pounds.

"Month" shall mean a calendar month; provided, however, in the case of the last Month of the Term, Month shall mean the period from the first day of the Month in which the Termination Date occurs to the Termination Date.

"Number 1 Bundles Price" for a Month means the average for such Month of the estimated domestic consumer buying prices in US$/gross ton, delivered mill (Chicago) for No. 1 bundles of ferrous scrap as listed under the "Scrap Iron & Steel Prices"--"Consumer Buying Prices" as quoted in American Metal Market. If such price is quoted in American Metal Market as a range of prices, then the Number 1 Bundles Price shall be calculated using the midpoint of such range. To the extent such price quotations are not stated in gross tons, such quotations will be converted to gross tons. In the event that American Metal Market discontinues the publication of the estimated domestic consumer buying prices in US$/gross ton, delivered mill (Chicago) for No. 1 bundles of ferrous scrap or if there is any material change in the method for the computation of such price or the date(s) of publication of such price, the parties shall in good faith agree to re-define the Number 1 Bundles Price to preserve the intent of this Agreement and such that, when applied historically, it yields the same value as the former Number 1 Bundles Price.

"Outstanding Balance" at any date shall mean the outstanding balance of all Notes on that date.

"Pound" means a unit of weight of sixteen (16) ounces avoirdupois.

"Reimbursed Payments Component" for a Month shall mean the aggregate of all Special Payments or Insurance and Condemnation Proceeds (as defined in the Restructure Security Deposit Agreement) received by Seller in such Month to the extent they represent amounts previously included in Invoice Price per MT, or if they were not included in Invoice Price per MT, they were paid directly by Buyer and Co-Buyer or indirectly by Buyer and Co-Buyer through the pricing method then in effect.

"Resale Transaction Shipments" means the aggregate MT of DRI included in any Resale Transaction.

"Resale Transactions" means arms-length resales by the Buyer of DRI (including DRI purchased from Co-Buyer) to Third Parties or to Co-Buyer.

"Scheduled Down-Time" means up to 30 days per calendar year during the Term hereof of scheduled maintenance at the Facility during which no DRI will be produced.

"Scheduled Payments of Principal" shall mean all regularly scheduled payments of principal of the Term Loans pursuant to Section 2.04 of the Credit Agreement, any mandatory redemption of the Bonds pursuant to the Bond Documents (including without limitation any Bond LC Reimbursement Obligations resulting therefrom), and with respect to any Indebtedness of the Seller not governed by the Credit Agreement, any regularly scheduled payments of principal pursuant to the documents governing the same, including the principal portion of any rental payment on a Capital Lease; provided, however, that Scheduled Payments of Principal shall not include (i) any payments of principal which are due prior to their scheduled due date by reason of acceleration or (ii) any payments of principal on the Tranche C Term Loan, the Tranche C Bond L/C Amount and the PIK Notes relating thereto.

"Sponsor Fixed Cost" for any Month means  one-half of Fixed Cost.
 ------------------

"Sponsor Shipments" for a Month means the aggregate MT of Total Shipments for such Month by Seller less Third Party Direct Shipments for such Month.

"Sponsor Variable Cost" for any Month means (a) Variable Cost multiplied by (b) the ratio of (i) Buyer Shipments plus one-half of Third Party Direct Shipments to (ii) Total Shipments.

"Standstill Period" shall mean the period which commences upon the receipt by the Seller of a Termination Notice and which ends on the earlier of (a) eight
(8) Months following receipt by the Seller of such Termination Notice; (b) the occurrence of an Increased Production Event; or (c) receipt by Seller of a Revocation of Termination Notice.

"Termination Event" shall mean the occurrence of a period of at least three consecutive Months commencing after a Preliminary Action Period in which Average Production of DRI at the Facility is less than an annual equivalent of 240,000 MT per year during each such Month, provided, that such reduced level of production is not a result of Force Majeure or Scheduled Down-Time.

"Third Party" means any Person to which Seller, Buyer or Co-Buyer Delivers DRI other than Buyer, Co-Buyer or any of their Affiliates.

"Third Party Direct Obligation" means an obligation of Seller to Deliver DRI to a Third Party other than Buyer, Co-Buyer or any of their Affiliates.

"Third Party Direct Revenues" for a Month means the aggregate cash amounts accrued by Seller from Third Party Direct Shipments for such Month, net of any offsets, returns, discounts or deferred payments accrued in such Month plus the aggregate cash amounts accrued by Seller for such Month from deliveries of Related Inventory during such Month.

"Third Party Direct Sales" means Deliveries of DRI by Seller in satisfaction of Third Party Direct Obligations.

"Third Party Direct Shipments" for a Month means the aggregate MT of Third Party Direct Sales during such Month.

"Third Party Indirect Revenues" for a period means the aggregate cash amounts accrued by Buyer from Resale Transactions for such period, net of actual costs, expenses and charges incurred by Buyer to unaffiliated third parties for the sale and Delivery of DRI and any offsets, returns, discounts or deferred payments accrued in such period

"Total Manufacturing Costs" means the amounts set forth in the Project Operating Budget in the line item titled "Total Manufacturing Costs".

"Total Shipments" for a Month means the MT of all Deliveries of DRI to Buyer under this Agreement, to Co-Buyer under the Co-Buyer Agreement, and Third Party Direct Shipments for such Month.

"Variable Cost" for a Month means the sum of the Working Capital Component for such Month plus the sum of the following expenses for such Month: ore, natural gas, ore handling, electricity, lime, nitrogen, internal Facility cleanup and royalty fees pursuant to the Process License Agreement. Anything in this definition to the contrary notwithstanding, Variable Cost shall include 33 1/3% of Fixed Manufacturing Cost, and the remaining 66 2/3% shall be included in Fixed Cost.

"Working Capital Balance" as of any day for a Person shall be the sum of the balances of cash, accounts receivable and inventory for such day less accounts payable for such day, determined in accordance with GAAP.

"Working Capital Component" for a Month shall mean the difference (either negative or positive) computed by subtracting the Working Capital Balance at the beginning of the next succeeding Month1 from the estimated Working Capital Balance at the end of such next succeeding Month. Estimates of the Working Capital Balance shall be taken from the Project Operating Budget.


Section 11.2      Index of Defined Terms

                                        A
Agreement.......................................3, 22
---------
Amendment Date.....................................22
--------------
Annual DRI Production Goal.........................22
--------------------------
Annual Financial Statements........................14
---------------------------
Average Invoice Price per MT.......................23
----------------------------
Average Number 1 Bundles Price.....................23
------------------------------
Average Production of DRI..........................23
-------------------------
Average Third Party Direct Revenues per MT.........23
------------------------------------------
Average Third Party Indirect Revenue per MT........23
-------------------------------------------
                                        B
Buyer Consumption..................................23
-----------------
Buyer Consumption Component........................10
---------------------------
Buyer Invoice......................................23
-------------
Buyer Shipments....................................24
---------------
                                        C
Capital Expenditure................................24
-------------------
Capital Expenditures Component.....................24
------------------------------
Carrier............................................24
-------
Catalyst Recovery Component........................24
---------------------------
Catalyst Reserve Component.........................24
--------------------------
Catalyst Reserve Trigger Event.....................24
------------------------------
Clawback Amount....................................10
---------------
Clawback Invoice...................................10
----------------
Clawback Suspension Date...........................24
------------------------
Co-Buyer...........................................24
--------
Co-Buyer Agreement.................................24
------------------
Co-Buyer Nonperformance Event......................12
-----------------------------
Consent to Assignment..............................33
Credit Agreement...................................24
----------------
Credit Balance.....................................24
--------------
Credit Documents...................................24
----------------
                                        D
Debt Service Component.............................24
----------------------
Delivered...........................................5
---------
Delivery............................................5
--------
Delivery Invoice....................................8
----------------
Discounted Amount..................................13
DRI................................................25
---
DRI Purchase Requirement...........................25
------------------------
                                        E
Estimated Buyer Shipments..........................25
-------------------------
Estimated Fixed Cost...............................25
--------------------
Estimated Fixed Manufacturing Cost.................25
----------------------------------
Estimated Invoice Price per MT......................8
------------------------------
Estimated Sponsor Shipments........................25
---------------------------
Estimated Third Party Direct Revenues..............25
-------------------------------------
Estimated Third Party Direct Shipments.............26
--------------------------------------
Estimated Total Shipments..........................26
-------------------------
Estimated Variable Cost............................26
-----------------------
Exempt Purchaser...................................26
----------------
Exempt Transaction.................................26
------------------
Expenses...........................................26
--------
                                        F
Facility...........................................27
--------
Fixed Cost.........................................27
----------
Fixed Manufacturing Cost...........................27
------------------------
FOB................................................27
---
Force Majeure......................................20
-------------
Full Price Invoice Election........................13
---------------------------
                                        G
GAAP...............................................27
----
                                        H
Hypothetical True-Up Invoice.......................11
----------------------------
                                        I
Increased Costs....................................13
---------------
Increased Production Event.........................27
--------------------------
Indebtedness.......................................27
------------
Invoice Price per MT................................9
--------------------
                                        M
Master Restructure Agreement.......................27
----------------------------
Materials Handling Agreement.......................28
----------------------------
Materials Handling Facility........................28
---------------------------
Metric Tonne.......................................28
------------
Month..............................................28
-----
Monthly Financial Statements.......................14
----------------------------
MT.................................................28
--
                                        N
Number 1 Bundles Price.............................28
----------------------
                                        O
Outstanding Balance................................28
-------------------
                                        P
Pound..............................................28
-----
Previous DRI Purchase Agreement.....................3
-------------------------------
Project Operating Budget...........................15
------------------------
                                        R
Reimbursed Payments Component......................28
-----------------------------
Resale Transaction Shipments.......................28
----------------------------
Resale Transactions................................28
-------------------
Revocation of Termination Notice....................4
--------------------------------
                                        S
Scheduled Down-Time................................28
-------------------
Scheduled Payments of Principal....................28
-------------------------------
Seller..............................................3
------
Shortfall Share....................................13
Special Adjusted Price.............................12
----------------------
Sponsor Shipments..................................29
-----------------
Standstill Period..................................29
-----------------
                                        T
Term...............................................18
----
Termination Date...................................18
----------------
Termination Event..................................29
-----------------
Termination Notice..................................4
------------------
Termination TrueUp Invoice.........................10
--------------------------
Third Party........................................29
-----------
Third Party Direct Component.......................10
----------------------------
Third Party Direct Obligation......................29
-----------------------------
Third Party Direct Revenues........................29
---------------------------
Third Party Direct Sales...........................29
------------------------
Third Party Direct Shipments.......................29
----------------------------
Third Party Indirect Component.....................10
------------------------------
Third Party Indirect Revenues......................29
-----------------------------
Three Months Preceding Termination.................11
----------------------------------
Total Shipments....................................30
---------------
True-Up Invoice.....................................9
---------------
                                        V
Variable Cost......................................30
-------------
                                        W
Working Capital Balance............................30
-----------------------
Working Capital Component..........................30
-------------------------

                            ARTICLE 12. MISCELLANEOUS

Section 12.1      Notice

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

If to Buyer:...............Birmingham Steel Corp.
                           1000 Urban Center Drive
                           Suite 300
                           Birmingham, Alabama  35242
                           Attn:  Chief Financial Officer
                           Facsimile No. 205-970-1352

If to Seller:..............American Iron Reduction L.L.C.
                           7300 Louisiana State Highway
                           Convent, Louisiana  70723
                           Attn: General Manager
                           Facsimile No. 504-562-0015

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


Section 12.2      Rights and Remedies Cumulative

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


Section 12.3      Taxes

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


Section 12.4      Successors and Assigns/Assignment

         This Agreement shall be binding upon and inure to the benefit of the successors and assigns of the parties hereto. Neither of the parties may assign this Agreement or any rights hereunder without prior written consent of the other party, except that each party hereby consents to the assignment by the other party of such other party's rights and obligations under this Agreement to any of such other party's majority owned subsidiaries, parent, majority-owned subsidiary of such parent or successor to its entire business, but no such assignment shall relieve the assigning party from its obligations hereunder. In addition, Buyer acknowledges and agrees that Seller intends to assign this Agreement, along with Seller's rights and duties hereunder, as collateral security to one or more lenders in connection with the financing of the Facility, such assignment to be effective upon Buyer's execution of a "Consent to Assignment" as set forth below. No such assignment shall relieve Seller of its obligations hereunder, and Buyer agrees that, following any such assignment, any such lenders shall be third-party beneficiaries of this Agreement. Buyer agrees to execute a "Consent to Assignment" in form mutually satisfactory to the parties, such consent to be effective as of the Amendment Date.


Section 12.5      Waiver

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


Section 12.6      Governing Law

         This Agreement shall be governed and interpreted in accordance with the laws applicable to agreements entered into and to be performed entirely in the State of North Carolina.


Section 12.7      Number

         Whenever used in this Agreement, the singular shall include the plural and the plural shall include the singular.


Section 12.8      Table of Contents and Headings

         The Table of Contents and captions of Articles and Sections of this Agreement are inserted for convenience only and shall not constitute or affect the meaning of any of the terms of this Agreement.


Section 12.9      Severability

         If any provision of this Agreement is held to be unenforceable for any reason, it shall be adjusted rather than voided, if possible, in order to achieve the intent of the parties to the extent possible. In any event, all other provisions of this Agreement shall be deemed valid and enforceable to the fullest extent.


Section 12.10     Counterparts

         This Agreement may be executed in any number of counterparts and each separate counterpart shall constitute an original instrument, but all such separate counterparts shall together constitute but one instrument.


Section 12.11     Entire Agreement

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


Section 12.12     No Third Party Beneficiaries

         Except for any collateral assignment contemplated by Section 12.4, neither the Co-Buyer nor any other person, shall be a third party beneficiary of this Agreement or the rights and obligations of the parties hereto; provided, however, that, by executing this Agreement, each of the Buyer and Seller agree that they shall not amend, modify or deviate from the terms of, this Agreement without the written consent of the Co-Buyer.


Section 12.13     Construction of Agreement

         In construing the provisions of this Agreement and all schedules, exhibits and other agreements delivered in connection herewith, the parties hereby acknowledge and agree that each of the parties hereto and thereto are jointly responsible for the drafting and negotiation of all terms and provisions contained herein and therein, and that such terms and provisions shall not as a result of such drafting and negotiation be construed more strictly against either party.

         IN WITNESS WHEREOF, each of the parties has caused a counterpart of this Agreement to be duly executed and delivered as of the date set forth above.

 .................AMERICAN IRON REDUCTION L.L.C., as Seller

                 By:      /s/      Patricia Foshee
                          ------------------------
       ..........Name:             Patricia Foshee
                 Title:            Authorized Representative

                 By:      /s/      Tobin Pospisil
                          -----------------------
       ..........Name:             Tobin Pospisil
                 Title:            Authorized Representative

                 BIRMINGHAM STEEL CORPORATION, as Buyer

                 By:      /s/      James A. Todd, Jr.
                          ---------------------------
       ..........Name:             James A. Todd, Jr.
                 Title:            Chief Administrative Officer

Exhibit No. 10.23.6


                   SEVENTH AMENDMENT TO CREDIT AGREEMENT


         THIS SEVENTH AMENDMENT TO CREDIT AGREEMENT dated as of May 15, 2000 (this "Amendment"), by and among Birmingham Steel Corporation (the "Borrower"), each of the financial institutions party hereto, and BANK OF AMERICA, N.A., successor to NationsBank, N.A. (South), as Agent (the "Agent").

         WHEREAS, the Borrower, the Lenders, the Swingline Lender and the Agent have entered into that certain Credit Agreement dated as of March 17, 1997, as amended as of June 23, 1998, as of September 30, 1998, as of July 27, 1999, as of September 28, 1999, as of October 12, 1999, and as of November 12, 1999 (as so amended, the "Credit Agreement"); and

         WHEREAS, the Borrower, the Agent, the Lenders and the Swingline Lender desire to amend the Credit Agreement upon the terms and conditions set forth herein;

         NOW, THEREFORE, for good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged by all of the parties hereto, all of the parties hereto agree as follows:

     Section 1. Amendments to Credit Agreement. Subject to the terms and conditions hereof, including without limitation, satisfaction of the conditions contained in Section 2, the parties hereto agree that the Credit Agreement is amended as follows:

         (a) The Credit Agreement is amended by deleting from Section 1.1 the definitions of the terms "Affiliate", "Consolidated EBITDA", "Consolidated EBITDAR", "Consolidated Interest Expense", "Disposition", "Hazardous Materials", "Net Proceeds" and "Termination Date" in their entirety and substituting in their respective places the following:

                  "Affiliate" means, at any time, a Person (other than a Restricted Subsidiary) (a) that directly or indirectly through one or more intermediaries controls, or is controlled by, or is under common control with, the Borrower, (b) that beneficially owns or holds 5% or more of any class of the Voting Stock of the Borrower, or (c) 5% or more of the Voting Stock (or in the case of a Person that is not a corporation, 5% or more of the equity interest) of which is beneficially owned by the Borrower or a Subsidiary. For purposes of this definition, "control" (including with correlative meanings, the terms "controlled by" and "under common control with") means the possession directly or indirectly of the power to direct or cause the direction of the management and policies of a Person, whether through the ownership of voting securities or by contract or otherwise. Notwithstanding the foregoing, no Lender shall be considered to be an Affiliate of the Borrower solely as a result of holding a Warrant or any security issued or issuable upon the exercise of a Warrant.

                  "Consolidated EBITDA" means, for any period, the sum of (a) Consolidated Net Income for such period, plus (b) the aggregate amount (without duplication) of (i) taxes imposed on, or measured by, income or excess profits, (ii) Consolidated Interest Expense, (iii) depreciation and amortization for such period, (iv) any expenses incurred pursuant to severance plans in effect on December 31, 1999 with respect to officers of the Borrower whose employment by the Borrower ended prior to May 15, 2000 (excluding severance payments included in clause (ix) below in this definition), (v) any costs attributable to the issuance by the Borrower of the Warrants in connection with the execution of the BSE Credit Agreement (including amortization of debt issuance costs relating to the issuance of such Warrants), (vi) amortization of debt expense, (vii) any amount included in Consolidated Net Income that is allocable to a minority interest owned in a Restricted Subsidiary by a Person that is not a Subsidiary,
         (viii) non-cash expenses incurred by the Borrower in connection with the shut down and discontinuance of operations, if any, at American Steel & Wire, Inc.'s Cleveland facility or the shut down and discontinuance of operations of the Borrower's Memphis facility, and
         (ix) cash expenses incurred by the Borrower as a result of, or continuing subsequent to, the shut down and discontinuance of operations at the Borrower's Memphis facility or the shut down and discontinuance of operations, if any, at American Steel & Wire Inc.'s Cleveland facility which are required to be expended by law or contract or are payable pursuant to severance plans and policies in effect on December 31, 1999, including any lease payments made with respect to such Cleveland facility or Memphis facility after such shut down, provided that the amount added back pursuant to this clause (ix) with respect to American Steel & Wire, Inc.'s Cleveland facility, other than severance payments and ad valorem property taxes, shall not exceed
         $500,000 in any individual month (to the extent, and only to the extent, that any such amount in clauses (i), (ii), (iii), (iv), (v),
         (vi), (vii), (viii) or (ix) was deducted in the computation of Consolidated Net Income for such period), in each case accrued for such period by the Borrower and the Restricted Subsidiaries, determined on a consolidated basis for such Persons.

                  "Consolidated EBITDAR" means, for any period, the sum of (a) Consolidated EBITDA for such period, plus (b) Rental Expense for such period (to the extent, and only to the extent, deducted in the computation of Consolidated Net Income for such period and excluding any Rental Expense that was added back in the calculation of such Consolidated EBITDA).

                  "Consolidated Interest Expense" means, for any period, all interest charges for such period accrued on or with respect to all Debt of the Borrower and its Restricted Subsidiaries (including without limitation, amortization of debt discount and expense and imputed interest on Capitalized Lease obligations, but excluding amortization of debt issuance costs relating to the issuance of the Warrants referred to in clause (v) of the definition of Consolidated EBITDA and amortization of debt expense).

                  "Disposition"   has  the  meaning   given  that  term  in  the
Collateral Agency Agreement.

                  "Hazardous Materials" means all or any of the following: (a) substances that are defined or listed in, or otherwise classified pursuant to, any applicable Environmental Laws as "hazardous substances", "hazardous materials", "hazardous wastes", "toxic substances" or any other formulation intended to define, list or classify substances by reason of deleterious properties such as ignitability, corrosivity, reactivity, carcinogenicity, reproductive toxicity, "TLCP" toxicity, or "EP toxicity"; (b) oil, petroleum or petroleum derived substances, natural gas, natural gas liquids or synthetic gas and drilling fluids, produced waters and other wastes associated with the exploration, development, production or use of crude oil, natural gas or geothermal resources; (c) any flammable substances or explosives or any radioactive materials; (d) asbestos in any form; and (e) electrical equipment which contains any oil or dielectric fluid containing levels of polychlorinated biphenyls in excess of fifty parts per million.

                  "Net Proceeds" has the meaning given that term in the Collateral Agency Agreement.

         (b) Section 1.1 of the Credit Agreement is hereby amended by adding the definitions of the following terms thereto in the appropriate alphabetical order:

                  "Adjusted Net Income" means, for any period, the sum of (a) the net income of the Borrower and its Subsidiaries as shown in the financial statements for the Borrower and its Subsidiaries for such period prepared in accordance with GAAP and (b) any TNW Adjustment with respect to such period.

                  "BSE Credit Agreement" means that certain Credit Agreement dated as of May 15, 2000 by and among BSE, the financial institutions party thereto as "Lenders" and Bank of America, N.A., as Agent.

                  "BSE Loan Documents" means the "Loan Documents" under, and as defined in, the BSE Credit Agreement.

                  "Cleveland Cessation Condition" means, in order to be satisfied as of any date, that the Borrower (a) has shut down and discontinued operations at American Steel & Wire, Inc.'s facility in Cleveland, (b) has completed the sale of American Steel & Wire, Inc.'s Cleveland facility to a Person that is not a Subsidiary or Affiliate of the Borrower, with no continuing interest in the profits, losses or value of the Cleveland facility and no continuing obligations with respect to its operations (other than by virtue of representations, warranties and indemnity obligations customary in such transactions), or (c) has completed a transaction in the nature of a joint venture pursuant to which American Steel & Wire, Inc.'s Cleveland operations have been transferred, at no cost to the Borrower (i.e. no cost to the Borrower or any Subsidiary or Affiliate of the Borrower), to a separate legal entity in which the Borrower may have an ownership interest or other profit participation under an arrangement where the Borrower has no initial or continuing obligation to contribute capital (other than the operating assets of the Cleveland facility) or operating or other funds to such entity (other than by virtue of representations, warranties and indemnity obligations customary in such transactions) and has no obligation to supply product to or purchase product from such entity or otherwise guaranty or purchase any debts or obligations of such entity (other than obligations of such entity to the holders of the notes issued in connection with the Existing Note Purchase Agreements and to the Lenders).

                  "SBQ Division EBITDA" means, for any period, the portion of the Consolidated EBITDA for such period that is allocable to the Cleveland facility of the SBQ Division, such allocation to be made in a manner consistent with the Borrower's manner of allocation in respect thereof for the fiscal quarter ending on December 31, 1999 and as set forth in the written material furnished to the Lenders on or before March 31, 2000.

                  "TNW Adjustment" means, for any period, the net after-tax effect of any of the following expenses incurred during such period, but only to the extent that any such expense had been deducted during such period in the calculation of net income of the Borrower and its Subsidiaries as shown in the financial statements for the Borrower and its Subsidiaries for such period prepared in accordance with GAAP: (w) any expense incurred pursuant to severance plans in effect on December 31, 1999 with respect to officers of the Borrower whose employment by the Borrower ended prior to May 15, 2000 (excluding severance payments included in clause (y) or (z) of this definition), (x) non-cash expenses incurred by the Borrower in connection with the shut down and discontinuance of operations, if any, of American Steel & Wire, Inc.'s Cleveland facility or the shut down and discontinuance of operations of the Borrower's Memphis facility, (y) cash expenses incurred by the Borrower as a result of, or continuing subsequent to, the shut down and discontinuance of operations at the Borrower's Memphis facility, which are required to be expended by law or contract or are payable pursuant to severance plans and policies in effect on December 31, 1999, including any lease payments made after such shut down with respect to such Memphis facility and (z) cash expenses incurred by the Borrower as a result of, or continuing subsequent to, the shut down and discontinuance of operations, if any, at American Steel & Wire, Inc.'s Cleveland facility which are required to be expended by law or contract or are payable pursuant to severance plans and policies in effect on December 31, 1999, including any lease payments made after such shut down with respect to such Cleveland facility, provided that the amount deducted pursuant to this clause (z), other than severance payments and ad valorem property taxes, shall not exceed $500,000 for any individual month.

                  "Warrant" has the meaning given such term in the Warrant Agreement.

                  "Warrant   Agreement"  means  that  certain  Warrant  Purchase
         Agreement dated as of May 15, 2000 entered into by the Borrower, the Lenders and the other parties thereto.

          (c) The Credit  Agreement is amended by deleting the first sentence of
     Section 1.2 in its entirety and substituting in its place the following:

         All accounting terms, ratios and measurements shall be interpreted or determined in accordance with GAAP except as otherwise expressly provided in this Agreement or any other Loan Document.

          (d) The Credit Agreement is amended by deleting Section 6.01(i) in its entirety and substituting in its place the following:

                  (i)  Litigation.  Except as  disclosed  (i) in the  Borrower's
         Annual Report on Form 10K for the year ended June 30, 1998, (ii) in any other report filed by the Borrower with the Securities and Exchange Commission after June 30, 1998 but prior to the Fifth Amendment Date,
         (iii) in any press release issued by the Borrower after June 30, 1998 but prior to the Fifth Amendment Date, (iv) in writing to the Agent by the Borrower prior to the Fifth Amendment Date or (v) in a letter dated May 15, 2000 from the Borrower to the Lenders and certain other Persons regarding certain pending litigation involving Bob Garvey and Harold Olden, there are no actions, suits or proceedings pending (nor, to the knowledge of the Borrower, are there any actions, suits or proceedings threatened) against or in any other way relating adversely to or affecting the Borrower or any Subsidiary or any of its respective property in any court or before any arbitrator of any kind or before or by any governmental body which, if adversely determined, could reasonably be expected to have a Material Adverse Effect, and there are no strikes, slow downs, work stoppages or walkouts or other labor disputes in progress, or to the knowledge of the Borrower threatened, relating to the Borrower or any Subsidiary.

          (e) The Credit  Agreement is amended by deleting the last  sentence of
     Section 6.1(k) in its entirety and substituting in its place the following:

         Each of the Borrower and the Restricted Subsidiaries is Solvent.

          (f) The Credit Agreement is amended by deleting Section 6.01(l)(vii) in its entirety and substituting in its place the following:

                  (vii) Except as disclosed in a letter dated May 15, 2000 from the Borrower to the Lenders and certain other Persons regarding certain pending litigation involving Bob Garvey and Harold Olden, no proceeding, claim, lawsuit and/or investigation exists or, to the best knowledge of the Borrower after due inquiry, is threatened concerning or involving any Employee Benefit Plan which if adversely determined could reasonably be expected to have a Material Adverse Effect.

          (g) The Credit  Agreement is amended by deleting  Sections  8.4(d) and
     (e) in their entirety and substituting in their respective places the following:

                  (d) Promptly following, and in any event within 30 days of, the end of each calendar month, the consolidated balance sheet of the Borrower and its Subsidiaries as at the end of such month and the related consolidated statement of income of the Borrower and its Subsidiaries for such month and for such fiscal year to date compared to budget and to the figures for the corresponding periods of the prior fiscal year, all of which shall be certified by an assistant treasurer, chief financial officer or vice president-finance and control of the Borrower, in his or her opinion, to present fairly, in accordance with GAAP and in all material respects, the consolidated financial position of the Borrower and its Subsidiaries as at the date thereof and the results of operations for such month (without notes and subject to normal year-end adjustments). Together with such financial statements, the Borrower shall deliver a cash analysis report substantially in the form of Exhibit N;

                  (e) As soon as practicable after the end of each quarterly fiscal period in each fiscal year of the Borrower, and in any event within 30 days thereafter, a copy of the "Financial Report" (the Borrower's monthly internal operating report) together with the schedules that are supplemental thereto; and

          (f) The Credit Agreement is amended by deleting Section 9.1. in its entirety and substituting in its place the following:

         Section 9.1. Financial Covenants.

                  The Borrower shall not:

                  (a)      Fixed Charge Coverage Ratio.
                           ---------------------------

                           (i) Prior to Satisfaction of Cleveland Cessation Condition. Permit the Fixed Charge Coverage Ratio for any Applicable Fixed Charge Period specified in the following table to be less than or equal to the ratio corresponding to such period in the table, provided that this clause (i) shall be in effect with respect to an Applicable Fixed Charge Period ending at the end of a particular fiscal quarter only if, on the last day of such fiscal quarter, the Cleveland Cessation Condition has not been satisfied:

 --------------------------------------- ----------------------------------
            Applicable Fixed
          Charge Period Ending                     Minimum Ratio
 --------------------------------------- ----------------------------------
             March 31, 2000                        0.35 to 1.00
 --------------------------------------- ----------------------------------
             June 30, 2000                         1.05 to 1.00
 -------------------------------------- ----------------------------------
           September 30, 2000                      1.11 to 1.00
 --------------------------------------- ----------------------------------
            December 31, 2000                      1.17 to 1.00
 --------------------------------------- ----------------------------------
              March 31, 2001                       1.15 to 1.00
 --------------------------------------- ----------------------------------
              June 30, 2001                        1.25 to 1.00
 --------------------------------------- ----------------------------------
            September 30, 2001                     1.31 to 1.00
 --------------------------------------- ----------------------------------
            December 31, 2001                      1.02 to 1.00
 --------------------------------------- ----------------------------------

                           (ii) After Satisfaction of Cleveland Cessation Condition. Permit the Fixed Charge Coverage Ratio for any Applicable Fixed Charge Period specified in the following table to be less than or equal to the ratio corresponding to such period in the table, provided that this clause (ii) shall be in effect with respect to an Applicable Fixed Charge Period ending at the end of a particular fiscal quarter only if, on the last day of such fiscal quarter, the Cleveland Cessation Condition has been satisfied:

 -------------------------------------- ----------------------------------
           Applicable Fixed
            Charge Period                         Minimum Ratio
 -------------------------------------- ----------------------------------
            June 30, 2000                         1.05 to 1.00
 -------------------------------------- ----------------------------------
          September 30, 2000                      1.11 to 1.00
 -------------------------------------- ----------------------------------
          December 31, 2000                       1.14 to 1.00
 -------------------------------------- ----------------------------------
            March 31, 2001                        1.09 to 1.00
 -------------------------------------- ----------------------------------
            June 30, 2001                         1.17 to 1.00
 -------------------------------------- ----------------------------------
          September 30, 2001                      1.20 to 1.00
 -------------------------------------- ----------------------------------
          December 31, 2001                       0.93 to 1.00
 -------------------------------------- ----------------------------------

         For the purposes of this subsection (a), the "Applicable Fixed Charge Period" means (w) with respect to the calculation of the Fixed Charge Coverage Ratio for the Borrower's fiscal quarters ended March 31, 2000 and June 30, 2000, the fiscal quarter then ended; (x) with respect to the calculation of the Fixed Charge Coverage Ratio for the Borrower's fiscal quarter ended September 30, 2000, the period of two consecutive fiscal quarters then ended; (y) with respect to the calculation of the Fixed Charge Coverage Ratio for the Borrower's fiscal quarter ended December 31, 2000, the period of three consecutive fiscal quarters then ended; and (z) with respect to the calculation of the Fixed Charge Coverage Ratio for any other fiscal quarter of the Borrower, the Four Quarter Period then ended.

                  (b)      Minimum Consolidated EBITDA.
                           ---------------------------

                           (i) Prior to Satisfaction of Cleveland Cessation Condition. Permit the aggregate amount of Consolidated EBITDA for any Applicable EBITDA Period specified in the following table to be less than the amount corresponding to such period in the table, provided that this clause (i) shall be in effect with respect to an Applicable EBITDA Period ending at the end of a particular fiscal quarter only if, on the last day of such fiscal quarter, the Cleveland Cessation Condition has not been satisfied:

 --------------------------------------- ----------------------------------
    Applicable EBITDA Period Ending               Minimum EBITDA
 --------------------------------------- ----------------------------------
             March 31, 2000                         $3,453,000
 --------------------------------------- ----------------------------------
              June 30, 2000                        $20,935,000
 --------------------------------------- ----------------------------------
           September 30, 2000                      $46,350,000
 --------------------------------------- ----------------------------------
           December 31, 2000                       $63,778,000
 --------------------------------------- ----------------------------------
              March 31, 2001                       $79,625,000
 --------------------------------------- ----------------------------------
              June 30, 2001                        $90,021,000
 --------------------------------------- ----------------------------------
           September 30, 2001                      $94,128,000
 --------------------------------------- ----------------------------------
           December 31, 2001                       $99,417,000
 --------------------------------------- ----------------------------------

                           (ii) After Satisfaction of Cleveland Cessation Condition. Permit the aggregate amount of Consolidated EBITDA for any Applicable EBITDA Period specified in the following table to be less than the amount corresponding to such period in such table, provided that this clause (ii) shall be in effect with respect to an Applicable EBITDA Period ending at the end of a particular fiscal quarter only if, on the last day of such fiscal quarter, the Cleveland Cessation Condition has been satisfied:

  --------------------------------------- ----------------------------------
     Applicable EBITDA Period Ending               Minimum EBITDA
  --------------------------------------- ----------------------------------
              June 30, 2000                          $20,935,000
  --------------------------------------- ----------------------------------
            September 30, 2000                       $46,350,000
  --------------------------------------- ----------------------------------
            December 31, 2000                        $61,848,000
  --------------------------------------- ----------------------------------
              March 31, 2001                         $75,244,000
  --------------------------------------- ----------------------------------
              June 30, 2001                          $83,189,000
  --------------------------------------- ----------------------------------
            September 30, 2001                       $84,847,000
  --------------------------------------- ----------------------------------
            December 31, 2001                        $89,616,000
  --------------------------------------- ----------------------------------

                  For the purposes of this subsection (b), the term "Applicable EBITDA Period" means (w) with respect to the calculation of Consolidated EBITDA for the Borrower's fiscal quarter ended March 31, 2000, the fiscal quarter ended March 31, 2000; (x) with respect to the calculation of Consolidated EBITDA for the Borrower's fiscal quarter ended June 30, 2000, the period of two consecutive fiscal quarters ended June 30, 2000; (y) with respect to the calculation of Consolidated EBITDA for the Borrower's fiscal quarter ended September 30, 2000, the period of three consecutive fiscal quarters ended September 30, 2000; and (z) with respect to the calculation of Consolidated EBITDA for any other fiscal quarter of the Borrower, the Four Quarter Period then ended.

                  (c) Minimum Tangible Net Worth. Permit Consolidated Tangible Net Worth at any time to be less than (i)(A) $118,000,000 prior to the satisfaction of the Cleveland Cessation Condition and (B) $104,000,000 after the satisfaction of the Cleveland Cessation Condition, plus (ii) 50% of Adjusted Net Income (only if greater than $0) of the Borrower and its Subsidiaries on a consolidated basis for each fiscal quarter of the Borrower ending after December 31, 1999, minus (iii) the sum of the amounts by which Consolidated Tangible Net Worth was reduced (i.e., the amount by which stockholders' equity was reduced) after December 31, 1999 by any TNW Adjustment, plus (iv) all Net Proceeds from any Equity Issuance after December 31, 1999.

                  (d) Capital Expenditures. Permit the aggregate amount of Capital Expenditures of the Borrower and its Restricted Subsidiaries to be greater than: (i) $40,000,000 during the Borrower's fiscal year ending June 30, 2000; (ii) $40,000,000 during the Borrower's fiscal year ending June 30, 2001; and (iii) $25,000,000 during the Borrower's fiscal year ending June 30, 2002. If there is a shut-down and discontinuance of operations of American Steel & Wire, Inc.'s facility in Cleveland, Ohio, the Borrower thereafter will not make, or permit any of the Restricted Subsidiaries to make, any Capital Expenditures with respect to such facility, except that the Borrower may expend up to $500,000 to the extent that such expenditures are necessary in connection with the shut-down or sale of such facility. To the extent that the aggregate amount of Capital Expenditures of the Borrower and the Restricted Subsidiaries during a fiscal year is less than the amount that is permitted by the first sentence of this Section 9.1(d) (the result of such permitted amount minus the actual amount of Capital Expenditures during a fiscal year being the "Unused Amount of Capital Expenditures" with respect to such fiscal year), the aggregate amount of Capital Expenditures that may be made by the Borrower and the Restricted Subsidiaries during the next succeeding fiscal year of the Borrower will be the sum of the amount permitted by clause (ii) or
         (iii) of this Section 9.1(d), as applicable, plus the Unused Amount of Capital Expenditures with respect to the previous fiscal year.

                  (e) Debt to Consolidated EBITDA Ratio. For any Four-Quarter Period ending on or after the Performance Release Date, permit the Debt to Consolidated EBITDA Ratio to be greater than or equal to 3.50 to 1.00.

                  (f)      SBQ Minimum EBITDA.
                           ------------------

                           (i) Subject to the provisions of the immediately following clause (ii), the Borrower will not permit the aggregate amount of SBQ Division EBITDA for any fiscal quarter ending on or after September 30, 2000 to be less than $1.00.

                           (ii) Notwithstanding the foregoing,  the terms of the
                  covenant in this subsection (f) are subject to the provisions set forth in a letter agreement dated as of May 15, 2000 among the Borrower, the Lenders, the holders of the notes issued in connection with the Existing Note Purchase Agreements, and certain other parties.

         (g) Section 9.2(d) of the Credit Agreement is amended by deleting the "." at the end of clause (ix) and substituting in its place "; and", deleting the "and" at the end of clause (viii) and adding the following clause (x) at the end of Section 9.2(d):

                  (x)      Debt arising under the BSE Loan Documents.

          (h) The Credit Agreement is amended by deleting Section 10.1(d)(ii) in its entirety and substituting in its place the following:

                  (ii) (x) the maturity of any such Material Debt shall have been accelerated in accordance with the provisions of any indenture, contract or instrument evidencing, providing for the creation of or otherwise concerning such Material Debt or (y) any of such Material Debt shall have been required to be prepaid or repurchased prior to the stated maturity thereof; provided, however, this clause (y) shall not be deemed to apply to the Debt evidenced by the industrial revenue bonds described on Schedule 6.1.(g) which are supported by letters of credit issued for the account of the Borrower or American Steel & Wire Corporation; or

          (i) The  Credit  Agreement  is amended by adding to the end of Section
     10.1 the following new subsections:

               (p) BSE Credit Agreement Default. An "Event of Default" under and as defined in the BSE Credit Agreement shall have occurred and be continuing.

                  (q) Other Cross Defaults. Any of the following shall have occurred and be continuing: (i) an "Event of Default" under and as defined that certain Indenture of Trust dated as of December 1, 1998 by and between Development Authority of Bartow County and SunTrust Bank, Atlanta, as Trustee, relating to certain Property of BSE; (ii) a "Default" under and as defined in that certain Equipment Lease Agreement dated as of December 31, 1998 by and among the Borrower and BSE, as lessees, and Bank of America Leasing & Capital, LLC, successor in interest to NationsBanc Leasing Corporation, as lessor; (iii) a "Default" under and as defined in the that certain Equipment Lease Agreement dated as of June 29, 1999 by and among the Borrower and BSE, as lessees, and First Security National Bank Association, as Owner Trustee, as lessor; or (iv) a "Lease Event of Default" under and as defined in that certain Equipment Lease Agreement dated as of September 30, 1997 by and between Chase Manhattan Trust Company, National Association, as Owner Trustee, as Lessor, and the Borrower, as Lessee.

Section 2. Conditions Precedent. The effectiveness of Section 1 and Section 12 of this Amendment is subject to receipt by the Agent (unless receipt thereof is waived in writing by the Requisite Lenders) of each of the following, each in form and substance satisfactory to the Agent:

         (a) Evidence that the conditions precedent contained in Section 5.1 of the Credit Agreement dated as of May 15, 2000 (the "BSE Credit Agreement") by and among BSE, the financial institutions party thereto as "Lenders" and Bank of America, N.A., as Agent, have been satisfied or waived as permitted under the terms thereof;

         (b) Copies of fully-executed amendments to (or amendments and restatements of) each of the following agreements evidencing that such agreements have been amended in a manner comparable to the amendments to the Credit Agreement provided for in Section 1 above or otherwise in a manner satisfactory to the Requisite Lenders:

               (i) the Existing Note Purchase Agreements;

               (ii) the Existing Reimbursement Agreements still in effect;

               (iii) the Collateral Agency Agreement; and

               (iv) the Trust Indenture and Security Agreement dated as of September 30, 1997 by and between Chase Manhattan Trust Company, National Association, as Owner Trustee, and First Union National Bank, as Indenture Trustee, the Equipment Lease Agreement dated as of September 30, 1997 by and between Chase Manhattan Trust Company, National Association, as Owner Trustee, as Lessor, and the Borrower, as Lessee, and the other documents executed and delivered in connection therewith.

         (c)      Fully-executed copies of each of the following documents:

               (i) the BSE Credit Agreement and the other Loan Documents (as defined in the BSE Credit Agreement);

               (ii) the Warrant Agreement;

               (iii) all of the Certificates evidencing all of the Warrants to be issued pursuant to the Warrant Agreement;

               (iv) that certain Guarantee dated as of the date hereof (the "BSE Guarantee") executed by BSE in favor of the Collateral Agent for the benefit of the Guaranteed Parties referred to therein; and

               (v) all corporate or other necessary action taken by the Borrower to authorize the execution, delivery and performance of the this Amendment and the other Loan Documents being delivered in connection herewith, certified by the Secretary or Assistant Secretary of the Borrower.

         (d) All fees and expenses payable by the Borrower to the Agent and the Lenders on or prior to the effectiveness of this Amendment, including without limitation, all fees and expenses of the Agent's counsel and each Lender's counsel as provided in Section 7 hereof;

         (e) An opinion or opinions of counsel to the Borrower and the Restricted Subsidiaries, in form reasonably satisfactory to the Agent, regarding
(i) the formation of the Borrower and each Guarantor, (ii) the authority of the Borrower and each Guarantor to execute, deliver and perform this Amendment, the Credit Agreement as amended by this Amendment, the other Loan Documents and Amendment Documents being executed and delivered in connection herewith (to the extent a party thereto), (iii) the enforceability of such Loan Documents and Amendment Documents under the laws of the State of Georgia or New York, as the case may be, (iv) whether the execution, delivery and performance by the Borrower and such Guarantor of such Loan Document and Amendment Documents violate certain specified agreements to which the Borrower or any Guarantor is a party and (v) such other matters as the Agent may reasonably request;

         (f) If requested by the Agent, a letter from the Borrower addressed to the Agent and the Lenders in which the Borrower agrees to use commercially reasonable efforts to deliver to the Agent by specified dates items which were to be delivered to the Agent on or prior to the date hereof; and

          (g) Such other documents, agreements and instruments as the Agent may reasonably request.

         Section 3. Representations and Warranties of the Borrower. To induce the Agent, the Lenders and the Swingline Lender to enter into this Amendment, the Borrower represents and warrants to each of them as follows as of the date hereof (and assuming the effectiveness of this Amendment):

         (a)      No Default or Event of Default has occurred and is continuing;

         (b) The representations and warranties made or deemed made by the Borrower and each Restricted Subsidiary in the Loan Documents to which it is a party, are true and correct with the same force and effect as if made on and as of the date hereof except to the extent that such representations and warranties expressly relate solely to an earlier date (in which case such representations and warranties were true and accurate on and as of such earlier date) and except for changes in factual circumstances specifically and expressly permitted under the Credit Agreement;

         (c) The Borrower and the Restricted Subsidiaries have the right and power, and each has taken all necessary action to authorize it, to execute, deliver and perform this Amendment, the Guarantee, the Collateral Agency Agreement, the BSE Loan Documents and all of the other documents, instruments and agreements being executed by the Borrower or any Restricted Subsidiary in connection with any of the foregoing (collectively, the "Amendment Documents") to the extent such Person is a party thereto, and, with respect to the Borrower, to perform the Credit Agreement as amended by this Amendment, in each case in accordance with their respective terms. This Amendment and the other Amendment Documents to which the Borrower or any Restricted Subsidiary is a party have been duly executed and delivered by the duly authorized officers of the Borrower and its Restricted Subsidiaries, as the case may be, and each of this Amendment, such other Amendment Documents and the Credit Agreement as amended by this Amendment is a legal, valid and binding obligation of the Borrower and each Restricted Subsidiary a party thereto enforceable against such Person in accordance with its respective terms except as may be limited by bankruptcy, insolvency or other laws of general application relating to or affecting the enforcement of creditors' rights generally and general principles of equity; and

         (d) The execution and delivery of this Amendment, such other Amendment Documents, and the performance of each of this Amendment, such other Amendment Documents and the Credit Agreement as amended by this Amendment, in accordance with their respective terms, do not and will not, by the passage of time, the giving of notice, or otherwise: (i) require any Governmental Approval or violate any Applicable Law relating to the Borrower or any Subsidiary; (ii) conflict with, result in a breach of or constitute a default under the certificate of incorporation or the bylaws of the Borrower or any Restricted Subsidiary, or any indenture, agreement or other instrument to which the Borrower or any Subsidiary is a party or by which the Borrower or any Subsidiary or any of its respective properties may be bound; or (iii) result in or require the creation or imposition of any Lien upon or with respect to any property now owned or hereafter acquired by the Borrower or any Subsidiary except for Liens granted pursuant to, or contemplated by, the Collateral Agency Agreement.

Section 4. No Third Party Beneficiaries. Except for the Borrower, the Lenders, the Swingline Lender and the Agent, no Person is intended to be a beneficiary of this Amendment and no other Person shall be authorized to rely upon the contents of this Amendment.

Section 5. Effect. The amendments contained herein shall be deemed to have prospective application only.

Section 6. Release of Claims. The Borrower, for itself and all of its predecessors, successors and assigns, acknowledges, affirms and represents that immediately prior to giving effect to this Amendment, it is legally, validly and enforceably obligated to each of the Agent, the Lenders and the Swingline Lender under and pursuant to the Credit Agreement and each of the other Loan Documents to which the Borrower is a party (the Credit Agreement, together with such other Loan Document, the "Existing Loan Documents") and that the Borrower has no defense, offset, counterclaim or right of recoupment with regard to such obligations, hereby fully, forever and completely releases and discharges each of the Agent, the Lenders and the Swingline Lender and all of their respective employees, officers, directors, trustees, shareholders, affiliates, agents (including, without limitation, Banc of America Securities LLC), attorneys, representatives, predecessors, successors and assigns (collectively, the "Released Parties"), from any and all claims, demands, liabilities, damages and causes of action of any kind whatsoever, whether based on facts in existence prior to or as of the date of the effectiveness of this Amendment, whether known or unknown, which the Borrower may now have or may have had at any time heretofore or may have at anytime hereafter, whether for contribution or indemnity or otherwise, and whether direct or indirect, fixed or contingent, liquidated or unliquidated, arising out of or related in any way to any of the following: (a) any of the Existing Loan Documents; and (b) any action, inaction or omission by any of the Released Parties in connection with any of the Existing Loan Documents or the administration thereof.

Section 7. Expenses. The Borrower agrees to pay or reimburse the Agent and each Lender for all of their reasonable out-of-pocket costs and expenses incurred in connection with the preparation, negotiation and execution of this Amendment, any of the other Amendment Documents (including due diligence expenses and travel expenses relating to closing), and the consummation of the transactions contemplated hereby and thereby, including the reasonable fees and disbursements of counsel to the Agent and counsel to each Lender.

Section 8. Governing Law. This Amendment shall be governed by, and construed in accordance with, the laws of the State of Georgia applicable to contracts executed, and to be fully performed, in such state.

Section 9. Counterparts. This Amendment may be executed in any number of counterparts and by different parties hereto in separate counterparts, each of which when so executed shall constitute an original, but all of which taken together shall be one and the same instrument.

Section 10. Severability. If any provision of this Amendment shall be determined to be invalid, then only such provision shall be invalid and all other provisions of this Amendment shall remain effective and binding.

Section 11. Defined Terms. Terms not otherwise defined in this Amendment which are defined in the Credit Agreement are used herein with the respective meanings given them in the Credit Agreement.

         Section 12. No Change of Control. The Lenders confirm that the reconstitution of the Borrower's Board of Directors effected pursuant to the Settlement Agreement dated as of December 2, 1999 by and among the Borrower, The United Company and the other parties thereto, did not constitute an Event of Default under Section 10.1(l) of the Credit Agreement.

Section 13. References to Credit Agreement. Each reference to the Credit Agreement in any of the Loan Documents shall be deemed to be a reference to the Credit Agreement as amended by this Amendment.

Section 14. Transaction Documents. The Lenders direct and authorize the Agent to enter into each Amendment Document to which the Agent (in such capacity) is or is to become a party.

                         [Signatures on Following Page]

         IN WITNESS WHEREOF, the parties hereto have caused this Seventh Amendment to Credit Agreement to be executed as of the date first above written.

                THE BORROWER:

                Birmingham Steel Corporation


                By:      /s/  J. Daniel Garrett
                         ----------------------
                Name:         J. Daniel Garrett
                Title:        Vice President - Finance


                THE AGENT AND THE LENDERS:

                BANK OF AMERICA, N.A., successor to NationsBank, N.A. (South), as Agent, as a Lender and as Swingline Lender


                By:      /s/  Jay T. Wampler
                         -------------------
                Name:         Jay T. Wampler
                Title:        Managing Director


                PNC BANK, NATIONAL ASSOCIATION, as Co-Agent and as a Lender


                By:      /s/  Martin E. Mueller
                         ----------------------
                Name:         Martin E. Mueller
                Title:        Vice President


                THE BANK OF NOVA SCOTIA, as Co-Agent and as a Lender


                By:     /s/      Peter J. Van Schaick
                         -----------------------------
                Name:     Peter J. Van Schaick
                Title:       Relationship Manager




                    [Signatures Continued on Following Page]

                THE BANK OF TOKYO - MITSUBISHI, ltd


                By:      /s/  Gary L. England
                         --------------------
                Name:         G. England
                Title:        V.P & Manager


                CIBC INC.


                By:      /s/  Ronald E. Spitzer
                         ----------------------
                Name:         Ronald E. Spitzer
                Title:        Agent


                AMSOUTH BANK


                By:      /s/  Darlene E. Chandler
                         ------------------------
                Name:         Darlene E. Chandler
                Title:        Vice President


                DG BANK DEUTSCHE GENOSSENSCHAFTSBANK, CAYMAN ISLAND BRANCH


                By:     /s/   J. W. Somers
                         --------------------
                Name:         J. W. Somers
                Title:        S.V. P.


                By:      /s/  Kurt A. Morris
                         -------------------
                Name:         Kurt A. Morris
                Title:        Vice President

                GENERAL ELECTRIC CAPITAL CORPORATION


                By:      /s/  Gregory L. Hong
                         --------------------
                Name:         Greogry L. Hong
                Title:        Duly Authorized Signatory


                BANK ONE, NA, formerly known as The First National
                    Bank of Chicago


                By:      /s/  Richard Babcock
                         --------------------
                Name:         Richard Babcock
                Title:        Vice President


                THE SANWA BANK, LIMITED


                By:      /s/  John T. Fenney
                         -------------------
                Name:         John T. Fenney
                Title:        Vice President


                UBS AG, STAMFORD BRANCH, successor to Union Bank of Switzerland, New York Branch


                By:      /s/  Marco Breitenmoser
                         -----------------------
                Name:         Marco Breitenmoser
                Title:        Director
                               Recovery Management


                By:      /s/  Dorothy McKinley
                              ----------------
                Name:         Dorothy McKinley
                Title:        Director
                              Loan Portfolio Support, US







                              John D. Correnti
                              BIRMINGHAM STEEL CORPORATION


                              By: /s/  John D. Correnti
                                  ---------------------
                                       John D. Correnti
ATTEST                        Its:     Chairman & Chief Executive Officer


By:  /s/  Catherine W. Pecher
     ------------------------
          Catherine W. Pecher
Its:      Secretary

 Exhibit No. 10.24.1


                              AMENDED AND RESTATED
                  COLLATERAL AGENCY AND INTERCREDITOR AGREEMENT

         This AMENDED AND RESTATED COLLATERAL AGENCY AND INTERCREDITOR AGREEMENT (as may be amended from time to time, this "Agreement") dated as of the 15th day of May, 2000, by and among: (i) SouthTrust Bank, National Association (in its individual capacity herein referred to as the "Collateral Agent Bank" and in its capacity as collateral agent herein referred to as the "Collateral Agent"), (ii) Bank of America, N.A. and the other financial institutions (collectively, together with their respective successors and assigns, the "Banks") which are parties to the Credit Agreement (as defined below), (iii) Bank of America, N.A., as agent for itself and the other Banks (the "Agent Bank"), (iv) Bank of America, N.A. and the other financial institutions (collectively, together with their respective successors and assigns, the "May, 2000 Lenders") which are parties to the May, 2000 Credit Agreement (as defined below), (v) Bank of America, N.A., as agent for itself and the other May, 2000 Lenders (the "May, 2000 Agent") (vi) each of the holders of Notes (together with their respective successors and assigns as holders of Notes) issued pursuant to the Note Purchase Agreements (as defined below) (the "Note Holders"), (vii) Bank of America, N.A. and PNC Bank, National Association, each as the issuer of IRB Letters of Credit (as defined below) (each, an "LC Issuer"), (viii) Birmingham Steel Corporation (the "Company"), (ix) Chase Manhattan Trust Company, National Association, as successor to PNC Bank National Association, as successor to PNC Bank, Kentucky, Inc., as Owner Trustee (the "Owner Trustee") under the Equipment Lease Agreement dated as of September 30, 1997 between the Owner Trustee, as Lessor, and Birmingham Steel Corporation, as Lessee, as supplemented by Lease Supplement No. 1, dated November 10, 1997, and as further amended, modified and supplemented from time to time (the "Equipment Lease"), (x) First Union National Bank, as Indenture Trustee (the "Indenture Trustee") under the Trust Indenture and Security Agreement dated as of September 30, 1997, as supplemented by Trust Indenture Supplement No. 1, dated November 10, 1997, and as further amended, modified and supplemented from time to time (the "Indenture") between the Owner Trustee and Indenture Trustee, and (xi) each Guarantor (as defined below) which executes this Agreement or which from time to time hereafter executes an instrument accepting and agreeing to the provisions of this Agreement.

                   PREAMBLE

         WHEREAS, pursuant to a Credit Agreement dated as of March 17, 1997, as amended, among the Company, the Agent Bank, PNC Bank, National Association, and The Bank of Nova Scotia, as Co-Agents, and the Banks (as further amended from time to time, the "Credit Agreement"), the Banks have, upon the terms and subject to the conditions contained therein, made and agreed to make loans and otherwise extended and agreed to extend credit to the Company; and

         WHEREAS, pursuant to separate Amended and Restated Note Purchase Agreements, each dated as of October 12, 1999, as amended (collectively, as further amended from time to time, the "1993 Note Purchase Agreement"), between the Company and each purchaser as party thereto, the Company issued, and such purchasers purchased, $130,000,000 principal amount of the Company's 10.03% Senior Notes (as may be amended from time to time, the "1993 Notes"); and

         WHEREAS, pursuant to certain other separate Amended and Restated Note Purchase Agreements, each dated as of October 12, 1999, as amended (collectively, as further amended from time to time, the "1995 Note Purchase Agreement" and, collectively with the 1993 Note Purchase Agreement, the "Note Purchase Agreements"), between the Company and each purchaser as party thereto, the Company has issued, and such purchasers purchased, (i) $76,000,000 principal amount of the Company's 9.71% Series A Senior Notes, (ii) $14,000,000 principal amount of the Company's 9.82% Series B Senior Notes, and (iii) $60,000,000 principal amount of the Company's 9.92% Series C Senior Notes (the Notes described in clauses (i), (ii) and (iii), as such Notes may be amended from time to time being the "1995 Notes" and, collectively with the 1993 Notes, the "Notes"); and

         WHEREAS, Bank of America, N.A. has issued a letter of credit pursuant to which up to $15,172,603 may be drawn in connection with certain Industrial Revenue Bonds issued to provide financing to the Company with respect to the facility of America Steel and Wire Corporation in Cleveland, Ohio (the "Bank of America Letter of Credit"); and PNC Bank, National Association, has issued a letter of credit pursuant to which up to $26,299,179 may be drawn in connection with certain Industrial Revenue Bonds issued to provide financing to the Company with respect to the facility of the Company in Memphis, Tennessee (the "PNC Letter of Credit"; and, collectively with the Bank of America Letter of Credit, the "IRB Letters of Credit"); and the Company has agreed to reimburse the LC Issuers for all amounts drawn on the IRB Letters of Credit pursuant to an Amended and Restated Reimbursement Agreement dated as of October 12, 1999, as amended, between Bank of America, N.A. (as successor to Bank of America Illinois), American Steel and Wire Corporation, and the Company (the "Bank of America Reimbursement Agreement"), and a Reimbursement Agreement dated as of October 1, 1996, as amended, between PNC Bank, National Association (as successor to PNC Bank, Kentucky, Inc.), and the Company (the "PNC Reimbursement Agreement" and, collectively with the Bank of America Reimbursement Agreement, as may be further amended from time to time, the "Reimbursement Agreements"); and

         WHEREAS, pursuant to the Equipment Lease, the Owner Trustee, as Lessor, has leased certain melt shop equipment to the Company, as Lessee, and the rights of the Owner Trustee to payments thereunder have been collaterally assigned to the Indenture Trustee to secure amounts due with respect to the Equipment Notes outstanding under (and as defined in) the Indenture (the "Equipment Notes"); and

         WHEREAS, pursuant to a Credit Agreement dated as of May 15, 2000, among Birmingham Southeast, LLC, the May, 2000 Agent, and the May, 2000 Lenders (as amended from time to time, the "May, 2000 Credit Agreement"), the May, 2000 Lenders have, upon the terms and subject to the conditions contained therein, made and agreed to make loans and otherwise extended and agreed to extend credit to Birmingham Southeast, LLC, in connection with which Birmingham Southeast, LLC has agreed to become a Guarantor and to become party to this Agreement; and

         WHEREAS, pursuant to certain guaranties, security agreements, mortgages and related documents, the Guarantors have guaranteed the Secured Obligations (as hereinafter defined) on the terms set forth in their respective Guaranties and the Company and the Guarantors (excluding BSE) have guaranteed the May, 2000 Debt (as hereinafter defined), and the Company and each of the Guarantors (including BSE) have granted a valid lien on and security interest in the Collateral (as hereinafter defined) to the Collateral Agent, for the benefit of
(1) the Banks and the Agent Bank, as security for the Company's obligations to the Banks and the Agent Bank under the Credit Agreement and the Guarantors' guarantee thereof, (2) the Note Holders, as security for the Company's obligations under the Note Purchase Agreements and the Notes and the Guarantors' guarantee thereof, (3) the LC Issuers, as security for the Company's obligations under the Reimbursement Agreements and the Guarantors' guarantee thereof, (4) the Owner Trustee and the Indenture Trustee, as assignee of the Owner Trustee, as security for the Lease Claims, as defined herein, and (5) the May, 2000 Lenders, as security for BSE's obligations to the May, 2000 Lenders and the May 2000 Agent, under the May, 2000 Credit Agreement and the Company's and Guarantors' (excluding BSE's) guarantee thereof provided that the Collateral granted by BSE secures each of the respective Secured Obligations only to the extent set forth in the applicable Security Documents; and

         WHEREAS, in connection with the granting of such lien on and security interest in the Collateral, the Company, the Guarantors (excluding BSE), and certain of the Secured Parties entered into a Collateral Agency and Intercreditor Agreement dated as of October 12, 1999 (the "Initial Intercreditor Agreement"); and

         WHEREAS, pursuant to the terms of the Initial Intercreditor Agreement, the Collateral Agent Bank became the successor Collateral Agent (as defined in the Initial Intercreditor Agreement) and the parties ratified and confirmed their intention that the Initial Intercreditor Agreement and the grant of a lien on and security interest in the Collateral continue to have full force and effect, with SouthTrust Bank, National Association as the successor Collateral Agent thereunder; and

         WHEREAS, for the avoidance of any doubt as to the status or enforceability of the Initial Intercreditor Agreement or any of the security interests, mortgages and related documents executed in connection therewith pursuant to which liens and security interests in the Collateral were granted to secure the Secured Obligations, the parties (a) entered into additional security agreements, mortgages and related documents dated as of November 12, 1999, pursuant to which the Collateral Agent hereunder was granted liens on and security interests in all of the Collateral (except for certain Collateral that is being granted by BSE on the date hereof), and (b) except for BSE, entered into a Collateral Agency and Intercreditor Agreement (the "Subsequent Intercreditor Agreement"), which, prior to the amendment and restatement thereof as of the date hereof, set forth the same rights and obligations of the parties thereto as are set forth in the Initial Intercreditor Agreement; and

         WHEREAS, the parties are entering into an amended and restated Subsequent Intercreditor Agreement of even date herewith, which reflects the same amendments as are being made herein.

         NOW, THEREFORE, in consideration of the foregoing premises and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto agree that the Collateral Agency and Intercreditor Agreement dated as of October 12, 1999 is amended and restated in its entirety as follows:

ss.1.      DEFINITIONS.
           -----------

ss.1.1. Definitions. The following terms shall have the meanings set forth in thisss.1 or elsewhere in the provisions of this Agreement referred to below:

                  Action.  Seess.2.2(a).
                  ------

                  Actionable Default. Any failure of the Company or any Guarantor to pay any of the Secured Obligations as and when due and payable in accordance with the terms of any Bank Credit Document, Note Credit Document, May, 2000 Credit Document, Reimbursement Agreement, Equipment Lease or Security Document, whether by acceleration (including automatic acceleration upon the commencement of a bankruptcy case) or otherwise (collectively, a "Payment Default"), or the commencement of any bankruptcy, insolvency, reorganization or other similar case or proceeding by or against the Company or any Guarantor, or the making by the Company or any Guarantor of an assignment for the benefit of its creditors.

                  Additional Advance Amount. The principal amount of any additional loans made or letters of credit issued under the Credit Agreement such that, after giving effect to all of such additional loans and letters of credit, the sum of the Loan and Reimbursement Principal Obligations and Outstanding Bank LC Exposure at the time of reference thereto do not exceed in the aggregate the Maximum Bank Commitment.

                  Additional Company Retained Proceeds. With respect to the following categories of assets, the following amounts: (a) with respect to any sale or transfer of the megashredder owned by Cumberland Recyclers, LLC, $1,500,000; (b) with respect to any sale or transfer of the equity interest of the Company or any Affiliate of the Company in Pacific Coast Recycling, LLC or any portion thereof or any distribution to the Company or any Affiliate of the Company in connection with or as a result of the liquidation or sale of the assets of Pacific Coast Recycling, $2,000,000 in the aggregate; and (c) with respect to any sale or transfer of the equity interest of the Company or any Affiliate of the Company in Richmond Steel Recycling, Ltd. or any portion thereof or any distribution to the Company or any Affiliate of the Company in connection with or as a result of the liquidation or sale of the assets of Richmond Steel Recycling, Ltd., one-half of the Net Proceeds received by or payable to the Company or any Affiliate of the Company on account thereof.

     Affiliate. As to any Person, a Person controlling, controlled by, or under common control with such Person.

     Agent Bank. As defined in the introductory paragraph hereto and shall include any replacement or successor Agent under the Credit Agreement, or any like agent (or replacement thereof or successor thereto) under any Replacement Credit Agreement.

     Agreement. As defined in the introductory paragraph hereto.


     Applicable Amount. Seess.4.1(d) hereof.

     Applicable Deposit. Seess.4.1(c) hereof.

     Applicable LC Issuer. Seess.4.1(d) hereof.

     Avoidance Event. The commencement of bankruptcy or insolvency proceedings against the Company within ninety (90) days after the date that the Lien of the Collateral Agent in the Collateral becomes perfected with respect to such portion of the Collateral existing on October 12, 1999 as may be perfected by the filing of UCC-1 financing statements, and the avoidance of such Lien of the Collateral Agent in any material amount of such Collateral as to which such Lien that may be perfected by the filing of UCC-1 financing statements.

     Bank Credit Documents. The Credit Agreement and the other Bank Loan Documents, and any Replacement Credit Agreement, as the same may hereafter be amended, renewed, extended, restated, supplemented or otherwise modified from time to time in accordance with the terms of this Agreement.

     Bank Debt. The "Obligations" as defined in the Credit Agreement (as in effect on the date hereof), or any like term of the same meaning contained in any Replacement Credit Agreement. Notwithstanding the foregoing, Bank Debt shall not include Loan and Reimbursement Principal Obligations and Outstanding Bank LC Exposure to the extent, and only to the extent, that the sum of the Loan and Reimbursement Principal Obligations and Outstanding Bank LC Exposure exceeds the Maximum Bank Commitment.

     Bank Loan Documents. The "Loan Documents", as defined in the Credit Agreement, or any like term of the same meaning contained in any Replacement Credit Agreement.

     Bank of America Letter of Credit. As defined in the Preamble hereto.

     Bank of America Reimbursement Agreement. As defined in the Preamble hereto.

     Bank of America Reimbursement Agreement Debt. All indebtedness, obligations and liabilities of the Company or American Steel & Wire Corporation owing to Bank of America, N.A. arising or incurred under the Bank of America Reimbursement Agreement, whether existing on the date of this Agreement or arising hereafter, direct or indirect, joint or several, absolute or contingent, matured or unmatured, arising by contract, operation of law or otherwise. Notwithstanding the foregoing, Bank of America Reimbursement Agreement Debt shall not include (a) the principal amount of any reimbursement obligations in respect of drawings under the Bank of America Letter of Credit in excess of $15,172,603 in the aggregate, or (b) any Outstanding IRB LC Exposure; provided, that (i) drawings of amounts which will be automatically reinstated unless a notice is timely given by the LC Issuer that such amount will not be reinstated will not be deemed to be drawings for the purposes of this sentence unless such notice of non-reinstatement is in fact given, and (ii) drawings to fund any tender purchase price of the related industrial revenue bonds will not be deemed to be drawings for the purposes of this sentence so long as the related LC Issuer has reinstated the amount of such paid drawing.

     Bankruptcy Event. (a) Commencement by the Company or any Guarantor (the Company or any such Guarantor, a "Debtor") of a voluntary case in the United States seeking liquidation, reorganization, or other relief under any applicable bankruptcy, insolvency or other similar law now or hereafter in effect, consent to the entry of an order for relief in an involuntary case under any such law, or consent by the Debtor to the appointment of or taking possession by a receiver, liquidator, assignee, trustee, custodian, sequestrator (or other similar official) of a Debtor or of any substantial part of its property, or any general assignment by a Debtor for the benefit of creditors; (b) a court having jurisdiction in the premises shall enter a decree or order for relief in respect of a Debtor in an involuntary case in the United States under any applicable bankruptcy, insolvency or other similar law now or hereafter in effect, or shall appoint a receiver, liquidator, assignee, custodian, trustee, sequestrator (or similar official) of a Debtor or for any substantial part of its property, or shall order the winding-up or liquidation of its affairs; or (c) any involuntary bankruptcy petition shall have been filed against any Debtor seeking a decree or order of relief of the type referred to in clause (b) above and such petition shall not have been dismissed within a period of sixty (60) consecutive days.

Banks. As defined in the introductory paragraph hereto, together with their respective successors and assigns, and shall include any replacement, additional or successive lenders under any Replacement Credit Agreement.

     BSE. Birmingham Southeast, LLC.

     Cash Collections Collateral. Collateral consisting of cash amounts deposited in local depository bank accounts and lock-box accounts of the Company or any of the Securing Guarantors and cash amounts deposited from such accounts into any like account or accounts maintained by the Agent Bank or any of the other Banks or the Collateral Agent.

     Casualty Event. See definition of Net Proceeds in thisss.1.1.

     Clause (i) Deposit. Seess.4.1(i) hereof.

     Clause (i) Distribution Date. Seess.4.1(i) hereof.


     Collateral. Any of the properties and assets of whatever nature, tangible or intangible, now owned or existing or hereafter acquired or arising, of the Company or any of the Guarantors in which at the time of reference a Lien has been granted or has purportedly been granted (directly or by assignment) to the Collateral Agent to secure the Secured Obligations and which has not been released pursuant to the terms hereof, including, without limitation, (a) all Cash Collections Collateral and all other cash provided to be the subject of a Lien to secure any of the Secured Obligations as contemplated by any Security Document, (b) all May, 2000 Priority Collateral, and (c) any property and assets paid or payable to the Secured Parties or Collateral Agent under any of the Guaranties or any subordination agreement, but specifically excluding the Lease Assets.

     Collateral Agent. As defined in the introductory paragraph hereto unless and until a successor Collateral Agent shall have been appointed pursuant to ss.5.4 hereof, and thereafter "Collateral Agent" shall mean such successor Collateral Agent.

     Collateral Agent Bank. As defined in the introductory paragraph hereto and any bank, in its individual capacity, serving as Collateral Agent.

     Collateral Agent Substitution Agreement. Seess.11.14 hereof.

     Company. As defined in the introductory paragraph hereto.

     Credit Agreement. As defined in the Preamble hereto.


     Credit Documents. Collectively, the Bank Credit Documents, the May, 2000 Credit Documents, the Note Credit Documents, the Reimbursement Agreements, the Lease Documents, and the Security Documents.

     Debtor. See definition of Bankruptcy Event in thisss.1.1.

     Default. Any event or condition which, with the giving of notice or the lapse of time, or both, would become an Event of Default.

     Demand Notice. Seess.4.4(a).

     Disposition. Any sale, exchange, or other disposition of assets, except that the following shall not constitute Dispositions hereunder: (a) any sale of inventory in the ordinary course of business; (b) the Transfer of assets by the Company to a Guarantor (excluding BSE) or by a Guarantor (excluding BSE) to the Company or another Guarantor (excluding BSE), and (c) any sale or other Transfer of assets of Cumberland Recyclers L.L.C. to BSE provided that such assets are sold subject to the continuing Lien of the Collateral Agent.

     Distribution Amount. Seess.4.1(c)(i).

     Enforcement Notice. Written notice given by the Requisite Parties or Special Requisite Parties, as the case may be, to the Collateral Agent (a) stating that a Notice of Actionable Default has theretofore been given by such Requisite Parties or Special Requisite Parties, as the case may be, to the Collateral Agent and that the Actionable Default specified in such Notice of Actionable Default continued to exist uncured for the applicable period described in ss.4.5, and (b) setting forth instructions from such Requisite Parties or Special Requisite Parties, as the case may be, to the Collateral Agent to exercise all or any such rights, powers and remedies as are available under the Security Documents and making such additional statements as may be called for under ss.4.5.

     Equipment Lease. As defined in the Preamble hereto.

     Equipment Notes. As defined in the Preamble hereto.

     Equity Interests. With respect to any Person, shares of capital stock of (or other ownership or profit interests in) such Person, warrants, options or other rights for the purchase or other acquisition from such Person of shares of capital stock of (or other ownership or profit interests in) such Person, securities convertible into or exchangeable for shares of capital stock of (or other ownership or profit interests in) such Person or warrants, rights or options for the purchase or other acquisition from such Person of such shares (or such other interests), and other ownership or profit interests in such Person (including, without limitation, partnership, member or trust interests therein), whether voting or nonvoting, and whether or not such shares, warrants, options, rights or other interests are authorized or otherwise existing on any date of determination.

     Equity Issuance. Any issuance or sale by a Person of any Equity Interest in such Person; provided, however, that the term "Equity Issuance" does not include any issuance or sale by a Person to the extent that such issuance or sale is made (a) to a current or former director, officer or employee of such Person pursuant to an "employee benefit plan", as such term is defined in Rule 405 promulgated under the Securities Act of 1933, as amended, or (b) pursuant to a rights plan existing on October 12, 1999 (or such other rights plan as to which the issuance of Equity Interests thereunder has been excluded from the definition of "Equity Interest" herein with the written consent of the Requisite Parties).

     Event of Default. Any "Event of Default" under and as defined in the Credit Agreement, any "Event of Default" under and as defined in either of the Note Purchase Agreements, any Event of Default under either of the Reimbursement Agreements, any "Event of Default" under and as defined in the May, 2000 Credit Agreement, any "Lease Event of Default" under or as defined in the Equipment Lease or any like term of similar meaning contained in any Replacement Credit Agreement.

     Guaranties. See definition of "Guarantors" in thisss.1.1.

     Guarantors. American Steel & Wire Corporation, Birmingham East Coast Holdings, LLC, Norfolk Steel Corporation, Port Everglades Steel Corporation, Birmingham Recycling Investment Company, Midwest Holdings, Inc., BSE, and Cumberland Recyclers, LLC, and any other party that may from time to time hereafter execute and deliver a guaranty for the benefit of any one or more of the Secured Parties guarantying any or all of the Secured Obligations (collectively, the "Guaranties").

     Indemnity. Seess.4.1(d) hereof.


     Indenture. As defined in the introductory paragraph hereto.

     Indenture Trustee. As defined in the introductory paragraph hereto.

     Initial Intercreditor Agreement. As defined in the Preamble hereto.

     IRB Letters of Credit. As defined in the Preamble hereto.

     Jackson. Jackson, Mississippi.

     Jackson Mortgage. The Mortgage dated as of the date hereof, pursuant to which BSE has granted to the Collateral Agent, as security for BSE's Guaranty of the Secured Obligations other than the May, 2000 Debt, a mortgage on and security interest in the real property and certain other assets of BSE located in Jackson, including the proceeds therefrom, as the same may hereafter be amended, renewed, extended, restated, supplemented or otherwise modified from time to time in accordance with the terms of this Agreement.

     Jackson Security Agreement. The Jackson Security Agreement dated as of the date hereof, pursuant to which BSE has granted to the Collateral Agent, as security for BSE's Guaranty of the Secured Obligations other than the May, 2000 Debt, a security interest in its equipment and other fixed assets located in Jackson, including the proceeds therefrom, as the same may hereafter be amended, renewed, extended, restated, supplemented or otherwise modified from time to time in accordance with the terms of this Agreement.

     LC Issuers. As defined in the introductory paragraph hereto, together with their respective successors and assigns (except that references to LC Issuers in ss.4.1(d) hereof refer to the LC Issuers without giving effect to any succession or assignment that is effected or agreed to in connection with or as a condition of a sale of the assets of SBQ).

     Lease Assets. The "Equipment" and the "Indenture Estate", as each term is defined in the Equipment Lease (as in effect on the date hereof), and any other property of the Owner Trustee or the Indenture Trustee.

     Lease Claims. All Lease Payment Claims and Lease Expense/Indemnity Claims.


     Lease Documents. The "Operative Agreements," as defined in the Equipment Lease (as in effect of the date hereof).

     Lease Expense/Indemnity Claims. All claims of the Owner Trustee, the Indenture Trustee, or any of the Owner Participants or the Lenders against the Company under any of the Lease Documents or under ss.11.11 of this Agreement (other than the Lease Payment Claims), in each case whether existing on the date hereof or arising thereafter, direct or indirect, joint or several, absolute or contingent, matured or unmatured, arising by contract, operation of law or otherwise.

     Lease Payment Claims. All claims of the Owner Trustee against the Company under the Equipment Lease (as in effect on the date hereof) for payment of "Basic Rent," "Stipulated Loss Value," "Make-Whole Amount" (as each term is defined therein), and interest accrued on any of the foregoing, in each case whether existing on the date of this Agreement or arising hereafter, direct or indirect, joint or several, absolute or contingent, matured or unmatured, arising by contract, operation of law or otherwise.

     Lease Sharing Amount. An amount equal, as of any date, to either (a) if the Equipment Lease has been terminated on or prior to such date, the aggregate unpaid amount of Lease Payment Claims claimed by the Owner Trustee (and/or the Indenture Trustee, as assignee) under Section 15 of the Equipment Lease (or, in the event that such claim has been liquidated by adjudication or settlement, such liquidated amount), or (b) if the Equipment Lease has not been terminated on or prior to such date, an amount equal to 33 1/3% of the Stipulated Loss Value as of such date.

     Lenders. As defined in the Indenture.

     Letter of Credit Collateral Obligations. The obligations of the Company under any Bank Credit Document or Reimbursement Agreement (as in effect on the date hereof) to deposit cash with respect to Outstanding Bank LC Exposure or Outstanding IRB LC Exposure up to, but not exceeding, one dollar of cash for each dollar of undrawn face amount of each applicable outstanding letter of credit.

     Lien. Any mortgage, security deed, deed of trust, pledge, lien, security interest or other encumbrance, whether now existing or hereafter created, acquired or arising, and whether voluntary or involuntary, to secure payment of a debt or performance of an obligation.

     Loan and Reimbursement Principal Obligations. At the time of reference thereto, Bank Debt consisting of the principal amount of loans outstanding under the Bank Credit Documents and any unpaid reimbursement obligations in respect of drawings under letters of credit issued pursuant to the Bank Credit Documents.

     Majority Secured Parties. (i) A group of holders of Secured Obligations which includes (a) the holders of at least 51% of the Note Principal
Obligations,  (b) the  holders  of at least 51% of the  Reimbursement  Agreement
Debt, (c) the holders of at least 51% of the Loan and Reimbursement Principal Obligations, and (d) the holders of at least 51% of the May, 2000 Debt, or (ii) after the Secured Obligations referred to in clause (i) above have been paid in full, the Indenture Trustee for so long as the Lien of the Indenture remains outstanding, and thereafter the Owner Trustee.

     Make-Whole Amount. With respect to either of the Note Purchase Agreements and the Note Debt owed thereunder, the "Make-Whole Amount" as defined in such Note Purchase Agreement as in effect on the date hereof.

     Maximum Bank Commitment. (a) $300,000,000 prior to any mandatory reductions of the Commitments, as such term is defined in the Credit Agreement, pursuant to
Section 2.12 of the Credit Agreement; and (b) after any mandatory reductions of such Commitments pursuant to Section 2.12 of the Credit Agreement, the result of
(i) $300,000,000 minus (ii) the aggregate amount of such mandatory reductions.

     May, 2000 Agent. Bank of America, N.A., as agent for itself and the other May, 2000 Lenders, and any replacement or successor agent under the May, 2000 Credit Documents.

     May, 2000 Closing Date. The date upon which the first loan is made by the May, 2000 Lenders to BSE pursuant to the May, 2000 Credit Agreement.

     May, 2000 Credit Agreement. The Credit Agreement dated as of May 15, 2000, among BSE, the May, 2000 Lenders, and the May, 2000 Agent, as amended, renewed, extended, restated, supplemented or otherwise modified from time to time in accordance with the terms of this Agreement.

     May, 2000 Credit Documents. The May, 2000 Notes, the May, 2000 Credit Agreement, and any other documents executed and delivered in connection therewith (not including this Agreement or the Security Documents), in each case as amended, renewed, extended, restated, supplemented or otherwise modified from time to time in accordance with the terms of this Agreement.

     May, 2000 Debt. The "Obligations" as defined in the May, 2000 Credit Agreement (as in effect on the date hereof). Notwithstanding the foregoing, May, 2000 Debt shall not include the May, 2000 Principal Obligations to the extent, and only to the extent, that the amount of the May, 2000 Principal Obligations exceeds the May, 2000 Maximum Commitment.

     May, 2000 Guaranties. The Guaranties by the Company and each of the Guarantors (excluding BSE) of the obligations of BSE under the May, 2000 Credit Agreement and May, 2000 Notes.

     May, 2000 Lenders. Each of the holders of the May, 2000 Notes, and their respective successors and assigns as holders of May, 2000 Notes.

     May, 2000 Maximum Commitment. $25,000,000.

     May, 2000 Notes. The $25,000,000 in aggregate principal amount of Notes issued pursuant to the May, 2000 Credit Agreement.

     May, 2000 Principal Obligations. At any time, the principal amount then outstanding under the

     May, 2000 Credit Agreement.

     May, 2000 Priority Collateral. All property of BSE, now existing or hereafter arising, wherever located, which is listed on Schedule A attached hereto.

     May, 2000 Pro Rata Amount. With respect to any amount as to which the May, 2000 Pro Rata Amount is to be determined, such amount multiplied by a fraction, the numerator of which is the amount of the May, 2000 Principal Obligations, and the denominator of which is the sum of (a) the May, 2000 Principal Obligations, plus (b) the Note Principal Obligations, plus (c) the Loan and Reimbursement Principal Obligations, plus (d) the Reimbursement Agreement Debt, plus (e) the Lease Sharing Amount.

     Net Lease Sharing Amount. An amount equal, as of any date, to either (a) if the Equipment Lease has been terminated on or prior to such date, the Lease Sharing Amount as of such date, or (b) if the Equipment Lease has not been terminated on or prior to such date, the result of the Lease Sharing Amount as of such date minus the sum of all amounts previously deposited in the Section 4.1(e) Cash Collateral Account.

     Net Proceeds. (a) In the case of (x) a Disposition, the aggregate amount of all cash received (including without limitation, all cash payments received by way of deferred payment of principal or interest pursuant to a note or installment receivable or otherwise, but only as and when received), directly or indirectly, by the Company or any Guarantor in connection with such Disposition or (y) in the case of any loss, theft, damage, destruction, or taking or other eminent domain action (a "Casualty Event"), the aggregate amount of cash proceeds of insurance, condemnation awards and other compensation received by the Company or any Guarantor in respect of such Casualty Event, in each case net of (i) the amount of any reasonable out-of-pocket legal fees, title and recording tax expenses, commissions and other customary fees and expenses actually incurred by the Company or any Guarantor in connection with such Disposition or Casualty Event, (ii) any income taxes reasonably estimated in good faith by the independent certified public accountant of the Company or any such Guarantor to be payable in connection with such Disposition or Casualty Event and other taxes thereon to the extent such other taxes are actually paid by the Company or any Guarantor, (iii) any repayments by the Company or any Guarantor of indebtedness (other than indebtedness under any of the Credit Documents (other than the Lease Documents)) to the extent that such indebtedness is secured by a Lien on the property that is the subject of such Disposition or Casualty Event, (iv) in the case of a Casualty Event, the amount of any proceeds permitted under the Security Documents to be paid to the Company or any Guarantor for the purpose of replacing, rebuilding or restoring the Collateral which was affected by the Casualty Event, (v) in the case of a Disposition, the amount of any proceeds which are not required under the Credit Agreement, the May, 2000 Credit Agreement, the Note Purchase Agreements or any of the Security Documents to be applied to prepay the Bank Debt, the May, 2000 Debt or the Note Debt, and (vi) in the case of a Disposition, any amount of cash reserves reasonably required to be established to satisfy liabilities relating to the assets sold, so long as such reserves are paid to and held by the Collateral Agent as additional Collateral hereunder; and (b) in the case of an Equity Issuance, sixty percent (60%) of the aggregate amount of all cash received by the Company or any Guarantor (excluding BSE) in respect of such Equity Issuance, net of investment banking fees, legal fees, accountants fees, underwriting discounts and commissions and other customary fees and expenses actually incurred by the Company in connection with such Equity Issuance.

     1993 Note Purchase Agreement. As defined in the Preamble hereto.

     1995 Note Purchase Agreement. As defined in the Preamble hereto.

     1993 Notes. As defined in the Preamble hereto.

     1995 Notes. As defined in the Preamble hereto.

     Non-May, 2000 Collateral. Collateral other than the May, 2000 Priority Collateral.

          Non-May, 2000 Pro Rata Amount. With respect to any amount as to which the Non-May, 2000 Pro Rata Amount is to be determined, such amount multiplied by a fraction, the numerator of which is the sum of (a) the Principal Obligations other than the May, 2000 Principal Obligations plus
     (b) the Lease Sharing Amount, and the denominator of which is the sum of the Principal Obligations (including the May, 2000 Principal Obligations) plus the Lease Sharing Amount.

          Note Credit Documents. The Note Purchase Agreements and the other Note Purchase Documents, as the same may hereafter be amended, renewed, extended, restated, supplemented or otherwise modified from time to time in accordance with the terms of this Agreement.

          Note Debt. All indebtedness, obligations and liabilities of any of the Company, the Guarantors and the Subsidiaries to or for the benefit of any Note Holder arising or incurred under the Note Purchase Agreements (including, without limitation, Make-Whole Amounts), the Notes or the Guaranties, existing on the date of this Agreement or arising hereafter, direct or indirect, joint or several, absolute or contingent, matured or unmatured, arising by contract, operation of law or otherwise. Notwithstanding the foregoing, Note Debt shall not include Note Principal Obligations to the extent, and only to the extent, that such Note Principal Obligations at any time exceed $280,000,000.

          Note Holders. As defined in the introductory paragraph hereto, together with their respective successors and assigns, and shall include any replacement, additional or successive lender or note purchaser.

          Note Principal Obligations. At the time of reference thereto, Note Debt consisting of the amounts of principal outstanding under the Notes.

                  Note Purchase Agreements.  As defined in the Preamble hereto.


                  Note Purchase Documents. The Notes, the Note Purchase Agreements and any "notes" and "loan documents", or any like terms of the same meaning, may be amended, renewed, extended, restated, supplemented or otherwise modified from time to time in accordance with the terms of this Agreement.

                  Notes. The Notes, as such term is defined in the Preamble hereto, together with any promissory notes or other evidences of indebtedness issued in exchange for, replacement of or substitution for the Notes under the Note Purchase Agreements.

                  Notice of Actionable Default. A notice by the Requisite Parties or the Special Requisite Parties as the case may be, delivered to the Collateral Agent, stating that an Actionable Default has occurred and is continuing.

                  Other Banks.  Seess.4.1(d) hereof.

                  Outstanding Bank LC Exposure. The undrawn face amount of all outstanding letters of credit issued under the Bank Credit Documents. For the avoidance of doubt, the undrawn face amount of the Outstanding IRB Letters of Credit are not included in the Outstanding Bank LC Exposure.

                  Outstanding IRB LC Exposure. The aggregate undrawn face amount of the outstanding IRB Letters of Credit.

                  Owner Participants.  As defined in the Indenture.

                  Owner Trustee.  As defined in the Preamble hereto.

                  Paid Percentage.  Seess.4.1(c)(ii).

                    Payment Default.  Seess.1.1 (in the definition of Actionable
               Default).

                    Permitted  Liens.  Liens  the  existence  of which  does not breach Section 8.19(a) of each of the Note Purchase Agreements (as in effect on the date hereof) and the existence of which does not breach Section 9.2(a) of the Credit Agreement.

                    Person. Any individual,  corporation,  partnership,  limited liability company, trust, unincorporated association, business or other legal entity, and any government or any governmental agency or political subdivision thereof.

                    PNC Letter of Credit. As defined in the Preamble hereto.

                    PNC  Reimbursement  Agreement.  As defined  in the  Preamble hereto.

                    PNC Reimbursement  Agreement Debt. The "Company Obligations"
               as defined in the PNC Reimbursement Agreement. Notwithstanding the foregoing, PNC Reimbursement Agreement Debt shall not include
               (a) the principal amount of any reimbursement obligations in respect of drawings under the PNC Letter of Credit in excess of $26,299,179 in the aggregate, or (b) any Outstanding IRB LC Exposure; provided, that (i) drawings of amounts which will be automatically reinstated unless a notice is timely given by the LC Issuer that such amount will not be reinstated will not be deemed to be drawings for the purposes of this sentence unless such notice of non-reinstatement is in fact given, and (ii) drawings to fund any tender purchase price of the related industrial revenue bonds will not be deemed to be drawings for the purposes of this sentence so long as the related LC Issuer has reinstated the amount of such paid drawing.

                    Post-Default  Cash Sweep  Payment.  Any  payment to any Bank pursuant to the provisions of Section 2.8(b)(iii) of the Credit Agreement (as in effect on the date hereof) or any similar successor provision which, in any such case, shall have been made after the Collateral Agent receives notice from any Bank, Note Holder, May, 2000 Lender, or LC Issuer of the occurrence of an Event of Default and prior to the receipt by the Collateral Agent from such Bank, Note Holder, May, 2000 Lender, or LC Issuer, or from the Requisite Parties, of notice that payments referred to in this definition made after such Event of Default shall nevertheless not constitute Post-Default Cash Sweep Payments (subject to the implementation of the same provisions after notice to the Collateral Agent of any subsequent Event of Default).

                    Pre-Reduction Percentage. Seess.4.1(c)(i).

                    Principal  Obligations.  Loan  and  Reimbursement  Principal
               Obligations,  Note  Principal  Obligations,  May, 2000  Principal
               Obligations, Bank of America Reimbursement Agreement Debt in an amount not to exceed $15,172,603, and PNC Reimbursement Agreement Debt in an amount not to exceed $26,299,179.

                    Priority   Debt.   The   aggregate   amount   of  Loan   and
               Reimbursement Principal Obligations and Outstanding Bank LC Exposure under any Bank Credit Document at any time in an amount equal to the lesser of (a) the amount thereof at such time in excess of the Priority Threshold Amount, and (b) $65,000,000.

                    Priority  Threshold  Amount.  $235,000,000,  as reduced from time to time by the same amount as the "Priority Threshold Amount" (as such term is defined in the Credit Agreement) is reduced pursuant to Section 2.12(d) thereof as in effect on the date hereof.

                    Qualifying Assets. Seess.4.9(b) hereof.

                    Reimbursement Agreements. As defined in the Preamble hereto.

                    Reimbursement  Agreement  Debt.  Collectively,  the  Bank of
               America Reimbursement Agreement Debt and the PNC Reimbursement Agreement Debt.

                    Replacement Credit Agreement. Seess.4.10(a).

                    Requisite  Parties.  As of any date,  (i) the  holders of at least 66 2/3% in aggregate principal amount of the sum of the Reimbursement Agreement Debt, the Note Debt, the Bank Debt and the May, 2000 Debt outstanding on such date, or (ii) after the Secured Obligations referred to in clause (i) above have been paid in full, the Indenture Trustee so long as the Lien of the Indenture remains outstanding, and thereafter the Owner Trustee.

                    Responsible  Officer.  With respect to the Collateral  Agent means an officer in its Corporate Trust Department.

                    Restricted Subsidiary. As defined in the Credit Agreement.

                    SBQ. The  "special bar quality"  division of the Company and its Subsidiaries which includes (a) all assets of the Company and its Subsidiaries located in, or related to its operations in, Memphis, Tennessee; and (b) the assets of American Steel and Wire Corporation (and the Company's equity interests in American Steel and Wire Corporation), but specifically excluding (i) the
               "missile wire" facility, located in Cleveland, Ohio, (ii) the Company's equity interest in American Iron Reduction, LLC, and
               (iii) the interests of the Owner Trustee and/or the Indenture Trustee in the Lease Assets.

                 Section 4.1(e) Cash Collateral Account.  Seess.4.1(e) hereof.

                  Section 4.1(h) Cash Reserves Account.  Seess.4.1(h) hereof.

                  Section 4.1(e) Distribution Amount. Seess.4.1(e) hereof.

                    Secured Obligations. Collectively, (a) the Bank Debt, unless and until the Agent Bank has given notice in writing to the Collateral Agent that either (i) the Bank Debt has been paid in full and all commitments under the Bank Credit Documents have terminated, been canceled or permanently reduced to zero or (ii) the Bank Debt otherwise no longer constitutes Secured Obligations hereunder, (b) the Note Debt, unless and until all of the Note Holders have given notice in writing to the Collateral Agent that the Note Debt has been paid in full or no longer constitutes Secured Obligations hereunder, (c) the May, 2000 Debt and May, 2000 Guaranties, unless and until the May, 2000 Agent has given notice in writing to the Collateral Agent that either (i) the May, 2000 Debt has been paid in full and all commitments under the May, 2000 Credit Documents have terminated, been canceled or permanently reduced to zero or (ii) the May, 2000 Debt and the May, 2000 Guaranties otherwise no longer constitute Secured Obligations hereunder, (d) the Lease Claims, unless and until the Indenture Trustee and Owner Trustee have given notice in writing to the Collateral Agent that the Lease Claims have been paid in full or no longer constitute Secured Obligations hereunder, (e) the Bank of America Reimbursement Agreement Debt unless and until the holder thereof has given notice in writing to the Collateral Agent that the Bank of America Letter of Credit has been terminated and any and all Bank of America Reimbursement Agreement Debt has been paid in full or no longer constitutes Secured Obligations hereunder, (f) the PNC Reimbursement Agreement Debt unless and until the holder thereof has given notice in writing to the Collateral Agent that the PNC Letter of Credit has been terminated and any and all PNC Reimbursement Agreement Debt has been paid in full or no longer constitutes Secured Obligations hereunder, (g) involuntary overdrafts arising in the ordinary course of banking business of cash management, payroll and similar deposit accounts maintained by the Company with any of the Banks, which overdrafts exist at the time that an Event of Default occurs, and (h) all indebtedness, obligations and liability of the Company or any Guarantor to the Collateral Agent under any Security Document.

                    Secured  Parties.  The  Agent  Bank,  the  Banks,  the  Note
               Holders, the May, 2000 Lenders, the May, 2000 Agent, the Owner Trustee, the Indenture Trustee, the LC Issuers and the Collateral Agent.

                    Securing Guarantors.  The Guarantors who have granted to the
               Collateral Agent for the benefit of the Secured Parties a Lien on any of their properties and assets to secure payment or performance of any of the Secured Obligations.

                    Security  Documents.  Any and all  instruments or agreements pursuant to which a Lien is created or arises, or a Guaranty or May, 2000 Guaranty is delivered, in favor of the Collateral Agent or any other Secured Party to secure or guarantee any of the Secured Obligations (but excluding in any event the Lease Documents).

                    Special Cash Collateral Account. Seess.4.1(c).

                    Special Clause (i) Account. Seess.4.1(i).

                    Special Equity  Issuances.  One or more Equity  Issuances by the Company between the May, 2000 Closing Date and December 15, 2001 from which the gross proceeds (in the aggregate for all such Equity Issuances) do not exceed $100,000,000.

                    Special  Requisite  Parties.  As of any date, either (a) the holders of at least 25% in aggregate principal amount of the Reimbursement Agreement Debt, the Note Debt, the Bank Debt, and the May, 2000 Debt outstanding on such date if a Payment Default shall have occurred and be continuing with respect to such Reimbursement Agreement Debt, Note Debt, Bank Debt, or May, 2000 Debt, as the case may be, on such date and at least thirty (30) days prior to such date the Agent Bank, the LC Issuers, the May, 2000 Agent, each of the Note Holders and the Indenture Trustee (or, if the Lien of the Indenture shall no longer remain outstanding, the Owner Trustee) shall have received written notice of such Payment Default, or (b) the Requisite Parties.

                    Stipulated Loss Value. As defined in the Equipment Lease (as in effect on the date hereof).

                    Stock  Pledge   Agreement.   One  or  more   instruments  or
               agreements executed in favor of and delivered to the Collateral Agent in connection with this Agreement which purports to pledge and grant a security interest to the Collateral Agent in shares of capital stock or other debt or equity interest of any Subsidiary or other Person.

                    Subsidiary.  As defined in the Note Purchase  Agreements (as in effect on the date hereof).


                    Terminated IRB LC. Seess.4.1(d) hereof.

                    Total  Undrawn  Letter  of Credit  Exposure.  At the time of reference thereto, the Outstanding Bank LC Exposure at such time and the Outstanding IRB LC Exposure at such time.

                    Transfer.  Any sale (including any sale and subsequent lease as lessee), lease as lessor, transfer or other disposition of any asset.

                    ss.1.2.  Terms  Generally.  The  definitions in ss.1.1 shall apply (except as otherwise specified) equally to both the singular and plural forms of the terms defined. Whenever the context may require, any pronoun shall include the corresponding masculine, feminine and neuter forms. The words "include", "includes" and "including" shall be deemed to be followed by the phrase "without limitation". All references herein to Sections shall be deemed references to Sections of this Agreement unless the context shall otherwise require. All references herein to the Note Holders, the Banks, the L/C Issuers, and the Lenders shall be deemed to refer to such Persons in their capacities as such but not in their capacities as May, 2000 Lenders, and all references herein to the May, 2000 Lenders shall be deemed to refer to such Persons in their capacities as May, 2000 Lenders but not in their capacities as Note Holders, the Banks, the L/C Issuers, and Lenders. All references to any agreement as it is in effect on the date hereof shall mean after giving effect to any amendment thereto contained in any of the documents listed on Schedule B hereto.

     ss.2. RECOURSE OF SECURED PARTIES; OTHER COLLATERAL; ACTION BY SECURED PARTIES.

     ss.2.1. Recourse of Secured Parties; Other Collateral.

          (a) Each of the Secured Parties acknowledges and agrees that (i) it shall only have recourse to the Guaranties, the May, 2000 Guaranties, and the Collateral through the Collateral Agent and that it shall have no independent recourse to the Guaranties, the May, 2000 Guaranties, or the Collateral and (ii) the Collateral Agent shall have no obligation to, and shall not (except pursuant to ss.3.2(c) or as otherwise specifically provided herein), take any action hereunder or under any Security Document to which it is a party, except upon instructions from the Requisite Parties in accordance with ss.2.2 hereof.

          (b) Nothing contained herein shall restrict (i) the rights of any Secured Party to pursue remedies, by proceedings in law and equity, to collect any of the Secured Obligations or to enforce the performance of and provisions of any of the Secured Obligations, to the extent in either case that such remedies do not relate to the Collateral or interfere with the Collateral Agent's ability to take action hereunder or under the Security Documents or (ii) the rights of any Secured Party to initiate an action or actions in any bankruptcy, reorganization, compromise, arrangement, insolvency, readjustment of debt, dissolution or liquidation or similar proceeding in its individual capacity and to appear or be heard on any matter before the bankruptcy or other applicable court in any such proceeding, including, without limitation, with respect to any question concerning the post-petition usage of Collateral and post-petition financing arrangements.

          (c) None of the Agent Bank, the Collateral Agent or any other Secured Party shall contest the validity, perfection, priority or enforceability of or seek to avoid any Lien securing any Secured Obligation, and each party hereby agrees to cooperate in the defense of any action contesting the validity, perfection, priority or enforceability of such Liens. Except as expressly provided in this Agreement with respect to distributions of Collateral or proceeds by the Collateral Agent to the Secured Parties, no Secured Party shall have the right to obtain any of the Collateral for its sole account or the benefit for its sole account of any Lien securing any of the Secured Obligations. No Secured Party may seek, and each Secured Party hereby waives, any right to require any of the Collateral to be partitioned.

          (d) Notwithstanding the foregoing, nothing in this Agreement, any Security Document or any related agreement shall impair or otherwise adversely affect in any respect any rights or entitlements of the Owner Trustee or the Indenture Trustee under any of the Lease Documents or, in the event of any Bankruptcy Event, under Section 365 of the United States Bankruptcy Code with respect to any of the Lease Documents.

     ss.2.2. Action by Secured Parties.

          (a) Any request, demand, authorization, direction, notice, consent, waiver or other action permitted or required by this Agreement to be given or taken by the Requisite Parties or Special Requisite Parties shall be embodied in and evidenced by one or more instruments and signed by or on behalf of such Requisite Parties or Special Requisite Parties, as applicable, and, except as otherwise expressly provided in any such instrument to be effective at a later date, any such action shall become effective when such instrument or instruments shall have been received by the Collateral Agent. The instrument or instruments evidencing any action (and the action embodied therein and evidenced thereby) are sometimes referred to herein as an "Action" of the Persons signing such instrument or instruments.

          (b) The Collateral Agent shall be entitled to rely absolutely upon an Action of the Requisite Parties or Special Requisite Parties if such Action purports to be taken by or on behalf of such Requisite Parties or Special Requisite Parties, and nothing in this ss.2.2 or elsewhere in this Agreement shall be construed to require the Collateral Agent to demonstrate that such Requisite Parties or Special Requisite Parties have been authorized by the Banks, Note Holders, May, 2000 Lenders, LC Issuers, the Indenture Trustee and/or the Owner Trustee, as applicable, to take any action which they purport to be taking, the Collateral Agent being entitled to rely conclusively, and being fully protected in so relying, on any Action of any Banks, any Note Holders, May, 2000 Lenders, LC Issuers, the Indenture Trustee and/or the Owner Trustee, as the case may be.

ss.3.      DUTIES OF COLLATERAL AGENT.
           ------ -- ---------- -----

         ss.3.1. Notices to the Secured Parties. The Collateral Agent shall, as soon as practicable but in any event, if applicable, within five (5) business days following receipt thereof, furnish to each of the Agent Bank, the May, 2000 Agent, each of the Note Holders, each of the LC Issuers, and the Owner Trustee and the Indenture Trustee:

          (a) a copy of each Notice of Actionable Default, Demand Notice or Enforcement Notice received by the Collateral Agent;

          (b) a copy of each certificate received by the Collateral Agent rescinding or withdrawing a Notice of Actionable Default, Demand Notice or Enforcement Notice;

          (c) written notice of any release or subordination by the Collateral Agent of any Collateral;

          (d) a copy of any notice or other communication given or received by the Collateral Agent under any Security Document; and

          (e) such other notices required by the terms of this Agreement to be furnished by or to the Collateral Agent.

         Any Notice of Actionable Default, Demand Notice or Enforcement Notice shall be deemed to have been given when actually received by a Responsible Officer of the Collateral Agent and, subject to ss.4.5(c), to have been rescinded or withdrawn when a Responsible Officer of the Collateral Agent has actually received from the notifying party a notice rescinding or withdrawing such Notice of Actionable Default, Demand Notice or Enforcement Notice. Any Notice of Actionable Default, Demand Notice or Enforcement Notice shall be deemed to be outstanding at all times after such notice has been given until such time, if any, as such notice has been rescinded or withdrawn.

       ss.3.2.  Actions Under Security Documents.
                ------- ----- -------- ---------

                  (a) The Collateral Agent shall not be obligated to take any action under this Agreement or any of the Security Documents except for the performance of such duties as are specifically set forth herein or therein. The Collateral Agent shall take any action under or with respect to the Security Documents or the Collateral which is requested by the Requisite Parties or Special Requisite Parties pursuant to ss.4.5; provided that the Collateral Agent shall not amend or waive any provision of the Security Documents except in accordance with ss.7.

                  (b) The Collateral Agent shall exercise or refrain from exercising all such rights, powers and remedies as shall be available to it under the Security Documents to which it is a party or any of them or with respect to the Collateral solely in accordance with an Enforcement Notice received from the Requisite Parties or Special Requisite Parties in accordance with ss.4.5. The Collateral Agent shall have the right to decline to follow any such direction if (i) the Collateral Agent, being advised by counsel and acting in good faith, determines that the directed action is not permitted by the terms of this Agreement or the Security Documents or is unlawful or (ii) the Collateral Agent, being advised by counsel and acting in good faith, is in reasonable doubt as to whether such directed action is permitted by this Agreement or the Security Documents or would involve it in personal liability and, in the case of this clause (ii), is not provided, upon its request therefor, written confirmation from the Requisite Parties or the Special Requisite Parties, as the case may be, providing the Enforcement Notice that the Collateral Agent's indemnity by the other Secured Parties contained in this Agreement would apply without exception for such directed action. All directions from the Requisite Parties and Special Requisite Parties shall be as contemplated and permitted by this Agreement and the applicable Security Document and will not be illegal. The Collateral Agent may rely on any such direction given to it by the Requisite Parties and Special Requisite Parties and shall be fully protected, and shall under no circumstances (absent the gross negligence and willful misconduct of the Collateral Agent) be liable to the Company, any Guarantor, any holder of any Secured Obligations, or any other Person for taking or refraining from taking action in accordance with such direction and the otherwise applicable terms of this Agreement.

                  (c) In the absence of an Enforcement Notice (which may relate to the exercise of specific remedies or to the exercise of remedies in general) from the Requisite Parties or Special Requisite Parties, the Collateral Agent shall not, without the written consent or direction of the Requisite Parties or Special Requisite Parties, exercise remedies available to it under any Security Documents or with respect to the Collateral or any part thereof.

       ss.3.3.  Status of Moneys Received.
                ------ -- ------ --------

         All moneys received by the Collateral Agent pursuant to this Agreement shall be held in trust for the purposes for which they were paid, and shall be segregated from any other moneys held by the Collateral Agent, and may be deposited by the Collateral Agent under such general conditions as may be prescribed by law in the general banking department of the Collateral Agent, and the Collateral Agent shall not be liable for any interest thereon except for interest and other income obtained in accordance with this paragraph. The Collateral Agent shall invest any funds held by it pursuant to this Agreement as directed in writing by the Requisite Parties in any of the following: (i) obligations issued or guaranteed by The United States of America or any agency or instrumentality thereof; (ii) certificates of deposit of or interest bearing accounts with national banks or corporations endowed with trust powers having capital and surplus in excess of $100,000,000; (iii) commercial paper that at the time of investment is rated A-1 by Standard & Poor's Ratings Group, a division of McGraw-Hill, Inc., or Prime-1 by Moody's Investor's Service, Inc.;
(iv) repurchase agreements with any bank or corporation described in clause (ii) fully secured by obligations described in clause (i); and (v) shares of a money market fund investing only in short term U.S. Treasury obligations or obligations backed by short-term U.S. Treasury obligations. The Collateral Agent shall add any interest or other income from such investments to the amounts to be distributed in accordance with ss.4.1(b) hereof.

         All interest earned on such investments shall be considered the currently reportable income of the Company for federal income tax purposes. The Collateral Agent annually shall file information returns with the United States Internal Revenue Service and payee statements with the Company, documenting such interest payments. The Company shall provide the Collateral Agent all forms and information necessary to complete such information returns and payee statements.

         Should the Collateral Agent become liable for the payment of taxes including withholding taxes, relating to income derived from any funds held by its pursuant to this Agreement or any payment made hereunder, the Collateral Agent may pay such taxes from such funds.

ss.4.      CERTAIN INTERCREDITOR ARRANGEMENTS.
           ------- ------------- ------------

       ss.4.1.  General Rule:  Pari Passu Rights Against Collateral.
                ------- ----   ---- ----- ------ ------- ----------

                  (a) General Rule. All amounts owing with respect to the Secured Obligations shall be secured (to the extent set forth in the Security Documents) by the Guaranties, the May, 2000 Guaranties, and the Collateral without distinction as to whether some Secured Obligations are then due and payable and other Secured Obligations are not then due and payable, all in accordance with the priorities established in this ss.4.

                  (b) Application of Collateral Proceeds Generally. If (i) the Collateral Agent receives any cash amounts as payments under any Security Documents or as proceeds of or otherwise constituting the Collateral (which amounts, under the terms of any of the Security Documents, are to be applied to any of the Secured Obligations), including (but subject to ss.4.1(d) below) any amounts received pursuant to ss.4.6 and ss.4.7, any proceeds received by the Collateral Agent in connection with any Disposition of the assets of SBQ or any of the other Collateral and, if applicable, any sum received by the Collateral Agent pursuant to ss.507(b) of the Bankruptcy Code in any bankruptcy case in which the Company or a Guarantor is a debtor, or (ii) the Company or any Guarantor receives any Net Proceeds from a Disposition or Casualty Event with respect to the Collateral or if the Company or any Guarantor (excluding BSE) receives any Net Proceeds from an Equity Issuance (other than a Special Equity Issuance, so long as the proceeds from such Special Equity Issuance are not applied directly or indirectly to any of the Secured Obligations)), all such cash amounts shall be applied as follows (subject to ss.4.2 hereof):

     A. If such cash amounts were received by the Collateral Agent (x) as proceeds of or otherwise constituting the May, 2000 Priority Collateral or in connection with a Disposition or Casualty Event with respect to May, 2000 Priority Collateral, or (y) pursuant to ss.507(b) of the Bankruptcy Code in any bankruptcy case in which BSE is the debtor and the amount paid under ss.507(b) relates to the May, 2000 Priority Collateral:

          (i) first, to the payment of any unpaid fees or other amounts owing to the Collateral Agent pursuant toss.5.5,ss.5.6 orss.5.7;

          (ii) second, equally and ratably to reimburse the May, 2000 Lenders for any ------ amounts paid by them in their capacities as May, 2000 Lenders pursuant toss.5.6;

          (iii) third, if any amounts have been applied pursuant to clauses (i) and (ii) of subparagraph B of this ss.4.1(b) (other than with respect to amounts which were expended by the Collateral Agent solely in relation to Non-May, 2000 Collateral or in connection with the disposition of Non-May, 2000 Collateral), the May, 2000 Pro Rata Amount thereof shall be applied equally and ratably to reimburse the holders of Bank Debt, Note Debt, Reimbursement Agreement Debt, and the Lease Payment Claims, according to the aggregate outstanding amounts thereof (other than the Lease Payment Claims) on the dates that the respective amounts were paid pursuant to clauses (i) and (ii) of subparagraph B of this ss.4.1(b) and, in the case of Lease Payment Claims, the Net Lease Sharing Amount as of such dates; for the purposes of this clause (iii), the May, 2000 Pro Rata Amount shall be calculated as of the dates that the respective amounts were paid pursuant to clauses (i) and (ii) of subparagraph B of this ss.4.1(b);

          (iv) fourth, equally and ratably to all outstanding May, 2000 Debt, until the May, 2000 Debt has been paid in full;

          (v) fifth, to the extent that the Secured Obligations other than the May, 2000 Debt are secured by the Collateral that generated such proceeds, equally and ratably to all outstanding accrued and unpaid interest on and principal of Priority Debt;

          (vi) sixth, to the extent that the Secured Obligations other than the May, 2000 Debt are secured by the Collateral that generated such proceeds, equally and ratably to all outstanding accrued and unpaid interest and Make-Whole Amounts and outstanding Loan and Reimbursement Principal Obligations, Reimbursement Agreement Debt, Outstanding Bank LC Exposure, Outstanding IRB LC Exposure, and Note Principal Obligations, constituting Bank Debt, Note Debt, or Reimbursement Agreement Debt, and the Lease Payment Claims, according to the aggregate amounts thereof (other than the Lease Payment Claims) on the date of such distribution and, in the case of Lease Payment Claims, the Net Lease Sharing Amount as of the date of such distribution;

          (vii) seventh, to the extent that the Secured Obligations other than the May, 2000 Debt are secured by the Collateral that generated such proceeds, equally and ratably, to all other Secured Obligations not covered by clauses (i) through (vi) of this ss.4.1(b)(A); and

          (viii) eighth, after payment of all Secured Obligations that are secured by the Collateral that generated such proceeds, to BSE or to whomever else the Collateral Agent may be required to pay by applicable law.

         It is understood that (x) certain of the Collateral granted to the Collateral Agent by BSE (i.e. the equipment, real property and other fixed assets of BSE located in Cartersville, including the proceeds therefrom) secures the May, 2000 Debt but does not secure any of the other Secured Obligations, and
(y) nothing herein is intended to provide for any proceeds of Collateral for the May, 2000 Debt that does not also secure the other Secured Obligations to be applied to such other Secured Obligations.

          B. If such cash amounts were received by the Collateral Agent (w) as proceeds of or otherwise constituting Collateral other than the May, 2000 Priority Collateral or in connection with a Disposition or Casualty Event with respect to Collateral other than the May, 2000 Priority Collateral,
     (x) as proceeds received by the Collateral Agent in connection with any Disposition of the assets of SBQ, (y) pursuant to ss.507(b) of the Bankruptcy Code in any bankruptcy case in which the Company or a Guarantor is a debtor (except when BSE is the debtor in the bankruptcy case and the amounts paid relate to the May, 2000 Priority Collateral), or (z) as Net Proceeds from an Equity Issuance by the Company or any Guarantor, excluding BSE (other than Net Proceeds from a Special Equity Issuance, so long as the proceeds from such Special Equity Issuance are not applied directly or indirectly to any of the Secured Obligations), all such cash amounts shall be applied as follows (subject to ss.4.2 hereof):

               (i) first, to the payment of any unpaid fees or other amounts owing to the Collateral Agent pursuant toss.5.5,ss.5.6 orss.5.7;

               (ii) second, equally and ratably to reimburse the Secured Parties for any amounts paid by the Secured Parties pursuant to ss.5.6 (other than amounts paid by them in their capacities as May, 2000 Lenders);

               (iii) third, if any amounts have been applied pursuant to clauses
          (i) and
         (ii) of subparagraph A of this ss.4.1(b) (other than with respect to amounts which were expended by the Collateral Agent solely in relation to the May, 2000 Priority Collateral or in connection with the disposition of May, 2000 Priority Collateral), the Non-May, 2000 Pro Rata Amount thereof shall be applied equally and ratably to reimburse the holders of May, 2000 Debt, according to the amount thereof on the dates that the respective amounts were paid pursuant to clauses (i) and
         (ii) of subparagraph A of this ss.4.1(b); for the purposes of this clause (iii), the Non-May, 2000 Pro Rata Amount shall be calculated as of the dates that the respective amounts were paid pursuant to clauses
         (i) and (ii) of subparagraph A of this ss.4.1(b);

               (iv) fourth, equally and ratably to all outstanding accrued and unpaid interest on and principal of Priority Debt, provided that, except as provided in ss.4.1(g) hereof, none of the proceeds from any sale of the assets of SBQ or any Equity Issuance shall be applied pursuant to this clause (iv);

               (v) fifth, equally and ratably to all outstanding accrued and unpaid interest and Make-Whole Amounts and outstanding Loan and Reimbursement Principal Obligations, May, 2000 Principal Obligations, Reimbursement Agreement Debt, Outstanding Bank LC Exposure, Outstanding IRB LC Exposure, and Note Principal Obligations, constituting Bank Debt, Note Debt, May, 2000 Debt, or Reimbursement Agreement Debt, and the Lease Payment Claims, according to the aggregate amounts thereof (other than the Lease Payment Claims) on the date of such distribution and, in the case of Lease Payment Claims, the Net Lease Sharing Amount as of the date of such distribution;

               (vi) sixth, equally and ratably, to all other Secured Obligations not covered by clauses (i) through (v) of thisss.4.1(b)(B); and

               (vii) seventh, after payment of all Secured Obligations, to the Company or to whomever else the Collateral Agent may be required to pay by applicable law.

               (c) Special Letter of Credit Provision. Except to the extent provided otherwise in ss.4.1(d) hereof, any payment pursuant to clause
          (vi) of ss.4.1(b)(A) or clause (v) of ss.4.1(b)(B) with respect to Outstanding Bank LC Exposure or Outstanding IRB LC Exposure (an "Applicable Deposit") shall be paid to (or retained by) the Collateral Agent for deposit in an account (the "Special Cash Collateral Account") to be held as Collateral for the Secured Obligations and to be applied as provided in this ss.4.1(c).

                           (i) Distributions of Cash Collateral. On each date after the creation of the Special Cash Collateral Account on which a reduction in Total Undrawn Letter of Credit Exposure occurs by reason of either a drawing under any letter of credit (including any IRB Letter of Credit) or any other reduction, expiration or cancellation of any such letter of credit, the Collateral Agent shall distribute from the Special Cash Collateral Account an amount (a "Distribution Amount") equal to the product of (1) the Paid Percentage immediately prior to such reduction in Total Undrawn Letter of Credit Exposure (the "Pre-Reduction Percentage") and (2) the amount of such reduction, provided, that any reduction of Outstanding IRB LC Exposure which will be automatically reinstated unless a notice is timely given by the applicable LC Issuer that such reduction will not be reinstated, shall not be deemed to be a reduction of Total Undrawn Letter of Credit Exposure unless such notice of non-reinstatement is in fact given. The Distribution Amount shall be distributed as follows: (A) first, to pay any outstanding principal amount of whichever of the Loan and Reimbursement Principal Obligations, Bank of America Reimbursement Agreement Debt, and PNC Reimbursement Agreement Debt, if any, shall have been increased by such reduction pro rata in proportion to the respective amounts thereof owed to each Bank and LC Issuer, to the extent, if any, necessary so that the Paid Percentage of each of the Loan and Reimbursement Principal Obligations, Bank of America Reimbursement Agreement Debt and PNC Reimbursement Agreement Debt (not including Outstanding IRB LC Exposure) immediately after giving effect both to any increase in the amount thereof which may have occurred as a result of such reduction in the Total Undrawn Letter of Credit Exposure and to such payment being made from the Special Cash Collateral Account under this clause (A), is equal to the Pre-Reduction Percentage; and
         (B) next, to the extent of any balance of the Distribution Amount, as provided in clauses (iv), (v), (vi), and (vii) of ss.4.1(b)(B). Subject to the provisions of ss.4.1(d) hereof, at such times as the Outstanding Bank LC Exposure and Outstanding IRB LC Exposure are reduced to zero, any amount remaining in the Special Cash Collateral Account, after the payment of all prior Distribution Amounts, shall be distributed as provided in clauses (iv), (v), (vi), and (vii) of ss.4.1(b)(B).

                           (ii) Definition of Paid Percentage. The "Paid Percentage" means, at the relevant time of reference thereto with respect to any Distribution Amount, the fraction (expressed as a percentage) the numerator of which is (x) the sum of all payments with respect to Principal Obligations made pursuant to ss.4.1 (other than pursuant to ss.4.1(b)(A)(iv) and (v) and ss.4.1(b)(B)(iv)) prior to or at such time and the denominator of which is (y) the aggregate amount of Principal Obligations outstanding, immediately before the Applicable Deposit from which such Distribution Amount was funded. In the event that, at the relevant time of reference thereto, no payments with respect to Principal Obligations (other than the May, 2000 Principal Obligations) shall have been made pursuant to ss.4.1 (other than pursuant to ss.4.1(b)(A)(iv) and (v) and ss.4.1(b)(B)(iv)), the Paid Percentage shall be zero.

                  (d) Special Provisions Regarding Proceeds from Sale of SBQ. Notwithstanding the provisions of ss.4.1(b), under the circumstances set forth in this ss.4.1(d), the distribution to the May, 2000 Lenders, the Note Holders, the Banks, and the LC Issuers of the proceeds from any sale of the assets of SBQ shall be made in accordance with the provisions of this ss.4.1(d), it being understood that nothing in this ss.4.1(d) shall alter the amount of such proceeds otherwise required to be distributed under ss.4.1(b) in respect of the Lease Payment Claims. If (i) there is a sale of all or a substantial portion of the assets of SBQ, and (ii) prior to, contemporaneous with, or as a condition of such sale, the IRB Letters of Credit (or either of them) expire undrawn, are terminated, are cancelled (any of the foregoing being a "Terminated IRB LC"), or the LC Issuers receive any letter of credit, indemnity or other comfort (collectively "Indemnity") that the IRB Letters of Credit (or any portion of them or either of them) will not be drawn or that, if drawn, the LC Issuers will be reimbursed or indemnified for all or a portion of the amount drawn by a Person or Persons other than the Company and the Guarantors (or from assets other than those of the Company and the Guarantors), regardless of whether such Indemnity is absolute or is contingent or conditional (the issuer of a Terminated IRB LC or recipient of an Indemnity being an "Applicable LC Issuer"), then

          (w) for purposes of determining the amount payable to the May, 2000 Lenders and the Note Holders, the net proceeds from any sale of the assets of SBQ shall be deemed to have been greater than the actual net proceeds from any sale of the assets of SBQ by an amount equal to the sum, if any, of (A) with respect to Terminated IRB LCs, the aggregate undrawn face amount of the IRB Letters of Credit immediately prior to the expiration, termination or cancellation thereof, and (B) with respect to IRB Letters of Credit as to which Indemnity was obtained, the amount of such Indemnity (collectively, the sum of (A) and (B) being the "Applicable Amount"),

                  (x) the May, 2000 Lenders and the Note Holders will receive the same amount from the net proceeds from the sale of the assets of SBQ as the May, 2000 Lenders and the Note Holders would have received pursuant to ss.4.1(b) had such net proceeds been increased by such Applicable Amount,

                  (y) after the May, 2000 Lenders and the Note Holders have received the amount payable to them pursuant to ss.4.1(b) (after giving effect to this ss.4.1(d)), the amounts payable pursuant to ss.4.1(b) to the Banks that are not (and whose direct and indirect assignors were not) the Applicable LC Issuers (the "Other Banks") shall be the amount that the Other Banks would have received if the net proceeds from the sale of the assets of SBQ had been increased by the Applicable Amount, and

                  (z) after the May, 2000 Lenders, the Note Holders and the Other Banks have received the amounts payable to them pursuant to ss.4.1(b) (after giving effect to this ss.4.1(d)), the Banks that are (or whose direct or indirect assignors were) the Applicable LC Issuers shall receive on account of the Bank Debt the remaining net proceeds, if any, allocable to the Banks that are the LC Issuers from the sale of the assets of SBQ, provided that,

                  (1) if the net proceeds from the sale of the assets of SBQ are not sufficient for the Note Holders to receive the amount that they are entitled to receive pursuant to ss.4.1(b) (after giving effect to this ss.4.1(d)), then (A) the Note Holders shall receive all of the remaining proceeds from the sale of the assets of SBQ covered by this ss.4.1(d), (B) the Applicable LC Issuers shall make such arrangements with the Banks that are not the Applicable LC Issuers (which arrangements shall be without cost to or effect on the Secured Parties other than the Banks and the Applicable LC Issuers) so as to cause the Banks that are not the Applicable LC Issuers to have received (at or about the same time that the Note Holders are paid pursuant to clause (A) of this paragraph) the same percentage of the amount that would have been payable to the Banks that are not the Applicable LC Issuers pursuant to clause (y) (if there had been sufficient proceeds to pay such amounts), as the percentage that the amount that the Note Holders receive pursuant to clause (A) of this paragraph constitutes with respect to the amount that the Note Holders would have received pursuant to clause
     (x) had there been sufficient proceeds to pay such amounts, and (C) all amounts that thereafter become payable pursuant to ss.4.1(b) with respect to the Bank Debt to the Banks that are (or whose direct or indirect assignors were) the Applicable LC Issuers shall be paid instead equally and ratably to the Note Holders and the Banks that are not the Applicable LC Issuers (and allocated among each of them equally and ratably) until the Note Holders and Banks that are not Applicable LC Issuers have received, in addition to all other amounts payable to them hereunder, the amounts that would have been paid to them pursuant to this ss.4.1(d) but for the Net Proceeds from the sale of the assets of SBQ being insufficient to pay such amounts to them, provided that, notwithstanding the foregoing, the provisions of this ss.4.1(d) shall not be applied to pay to the Note Holders or Banks that are not Applicable LC Issuers amounts that are payable to the Applicable LC Issuers pursuant to clause (v) of ss.4.1(b)(A) or clause (iv) of ss.4.1(b)(B) after the following events have occurred:
     (1) the holders of 51% of the Bank Debt give notice to the Collateral Agent that an Actionable Default has occurred, and (2) the Banks declare all of the Bank Debt to be due and payable on account of such Actionable Default.


                  (e) Special Equipment Lease Provisions. Any payment pursuant to ss.4.1(b)(A) or ss.4.1(b)(B) which is to be applied to Lease Payment Claims prior to the termination of the Equipment Lease shall be paid to (or retained by) the Collateral Agent for deposit in an account (the "Section 4.1(e) Cash Collateral Account") to be held as Collateral for the sole and exclusive benefit of the Lease Payment Claims (subject to and to the extent set forth in this ss.4.1(e)) and to be applied as provided in this ss.4.1(e). Any payment pursuant to ss.4.1(b)(A) or ss.4.1(b)(B) which is to be applied to Lease Payment Claims on or after termination of the Equipment Lease shall be paid by the Collateral Agent to the Indenture Trustee (for distribution by the Indenture Trustee in the order of priority set forth in Section 3.03(a) of the Indenture for so long as the Lien of the Indenture remains outstanding, and thereafter to the Owner Trustee).

                           (i) Distribution of Section 4.1(e) Cash Collateral After Termination of Equipment Lease. If, on any date on or after creation of the Section 4.1(e) Cash Collateral Account, the Equipment Lease is terminated, the Collateral Agent shall distribute to the Indenture Trustee (for distribution by the Indenture Trustee in the order of priority set forth in Section 3.03(a) of the Indenture, for so long as the Lien of the Indenture remains outstanding, and thereafter to the Owner Trustee), from the Section 4.1(e) Cash Collateral Account an amount (a "Section 4.1(e) Distribution Amount") equal to the lesser of (x) the Lease Sharing Amount as of such date, and (y) the amount in the Section 4.1(e) Cash Collateral Account. Any amount remaining in the
         Section 4.1(e) Cash Collateral Account after such distribution to the Indenture Trustee or the Owner Trustee, as the case may be, shall be applied in accordance with ss.4.1(b) hereof.

                           (ii) Other Distributions of Section 4.1(e) Cash Collateral. If the Equipment Lease expires at the end of its term (and is not terminated prior to such expiration) and all Lease Payment Claims have been paid in full, then the amount in the Section 4.1(e) Cash Collateral Account shall be applied in accordance with ss.4.1(b) hereof.

                  (f) Reallocation of Subsequent Distributions. Notwithstanding the foregoing, if (i) any deposit(s) shall be made into the Section 4.1(e) Cash Collateral Account on any date(s) in respect of the Lease Payment Claims pursuant to this ss.4.1 and (ii) the Equipment Lease shall be terminated on a subsequent date and the Lease Sharing Amount thereupon shall become an amount smaller or larger than 33 1/3% of the Stipulated Loss Value as of such earlier date(s), a "true-up" shall be effected with respect to the next distribution(s) of Collateral proceeds and other amounts pursuant to clause (iii), (vi) or (vii) of ss.4.1(b)(A) or clause (iii), (v) or (vi) of ss.4.1(b)(B) hereof so that the Lease Payment Claims shall receive pursuant to this ss.4.1 a cumulative amount of Collateral proceeds and other amounts pursuant to ss.4.1 hereof equal to what the Indenture Trustee or Owner Trustee, as the case may be, would have received pursuant to this ss.4.1 had the revised Lease Sharing Amount been in effect at the time of such deposit(s).

                  (g) Special Provision Regarding Allocation of SBQ and Equity Issuance Proceeds After the Occurrence of an Event of Default. If the holders of 51% of the Bank Debt give notice to the Collateral Agent before a distribution by the Collateral Agent pursuant to ss.4.1(b)(A) or ss.4.1(b)(B) hereof that an Event of Default has occurred under the Credit Agreement, and if such notice certifies that there is at the time of such distribution any outstanding accrued and unpaid interest on or principal of Priority Debt, and if such distribution includes proceeds from the sale of the assets of SBQ or any Equity Issuance (the "SBQ or Equity Issuance Proceeds"), then the amount of such distribution that is allocable to the SBQ or Equity Issuance Proceeds shall be paid to (or retained by) the Collateral Agent to the extent of the amount of such outstanding accrued and unpaid interest on or principal of Priority Debt, for deposit in an account to be held as Collateral for the Secured Obligations (the "Section 4.1(g) Account"), and to be applied as provided in this ss.4.1(g).


                           (i) Distributions on Account of Priority Debt. If the Banks declare all of the Bank Debt to be due and payable on account of such Event of Default within thirty (30) days after the date that such notice is given to the Collateral Agent pursuant to this ss.4.1(g) that an Event of Default has occurred, and if during such thirty (30) day period after such notice is given such declaration is not rescinded or waived and no loans are made and no credit is extended by the Banks to the Company or the Guarantors (excluding BSE), then the distribution that is to be made by the Collateral Agent on account of the SBQ or Equity Issuance Proceeds shall be applied to the Priority Debt, to the extent of the amount thereof, before being applied pursuant to clause
         (v) of ss.4.1(b)(B).

                           (ii) Distributions on Account of Other Secured Obligations. Any amounts in the Section 4.1(g) Account that are not distributable to the Banks on account of Priority Debt pursuant to clause (i) of this ss.4.1(g) shall be applied by the Collateral Agent in accordance with clauses (v), (vi), and (vii) of ss.4.1(b)(B) hereof.

                  (h) Special Provision Regarding Cash Reserves Relating for Sold Assets. Any amount of cash reserves referred to in clause (vi) of the definition of Net Proceeds shall be deposited by the Collateral Agent in an account (the "Section 4.1(h) Cash Reserves Account") to be held as Collateral for the Secured Obligations and to be applied as provided in this ss.4.1(h).


                           (i) If, prior to the Collateral Agent receiving notice from any Bank, Note Holder, May, 2000 Lender, LC Issuer or the Requisite Parties that an Actionable Default has occurred, the Company certifies to the Collateral Agent in writing that an amount specified in such certification is payable to the buyer of assets (the sale of which gave rise to the requirement that cash reserves be maintained) to satisfy liabilities owed to such buyer under the purchase agreement relating to such assets, then the Collateral Agent shall pay to the Company the amount specified in such certification (but not more than the amount maintained in the Section 4.1(h) Cash Reserves Account on account of the applicable sale).

                           (ii) If the Collateral Agent receives notice from any Bank, Note Holder, May, 2000 Lender, LC Issuer or the Requisite Parties that an Actionable Default has occurred, then the Collateral Agent shall not pay or distribute any funds from the Section 4.1(h) Cash Reserves Account except in accordance with the written instructions of the Requisite Parties, provided that such instructions may only instruct the Collateral Agent to pay the funds (or a portion thereof) in the Section 4.1(h) Cash Reserves Account to the Company (or the applicable seller) or to the Secured Parties in accordance with this ss.4.1. By way of example, with respect to funds derived from the sale of May, 2000 Priority Collateral, such instructions may only instruct the Collateral Agent to pay such funds to the Secured Parties in accordance with the provisions of ss.4.1(b)(A).

                  (i) Special Provision Regarding Distributions to May, 2000 Lenders. Any payment to the May, 2000 Lenders with regard to the May, 2000 Debt
(A) pursuant to clause (v) of ss.4.1(b)(B) or (B) from the proceeds of the equipment, real property or other fixed assets of BSE located in Jackson or other "Collateral" as defined in the Jackson Security Agreement or "Property" as defined in the Jackson Mortgage, as in effect on the date hereof (a payment referred to clause (A) or (B) or this paragraph (i) being a "Clause (i) Deposit") shall be paid to (or retained by) the Collateral Agent for deposit in an account (the "Special Clause (i) Account") to be held as Collateral for the Secured Obligations and to be applied as provided in this ss.4.1(i). Each of the Clause (i) Deposits shall be remain in the Special Clause (i) Account until the earliest (the "Clause (i) Distribution Date") of (x) the disposition of all of the May, 2000 Priority Collateral, and distribution of the proceeds therefrom in accordance with the terms hereof, (y) the payment in full of the May, 2000 Debt, and (z) with respect to any individual Clause (i) Deposit, the date two (2) years after the date of such Clause (i) Deposit. On the Clause (i) Distribution Date, the Collateral Agent shall distribute the amounts in the Special Clause
(i) Account to the May, 2000 Lenders in payment of the May, 2000 Debt (if any May, 2000 Debt remains outstanding) and, if any amounts remain in the Special Clause (i) Account after the May, 2000 Debt has been paid in full, any remaining amount in the Special Clause (i) Account shall be applied in accordance with clauses (v), (vi), and (vii) of ss.4.1(b)(A) or clauses (iv), (v), and (vi) of ss.4.1(b)(B).

                  (j) On each occasion that the Collateral Agent makes any payment or distribution to a Secured Party pursuant to this ss.4.1, the Collateral Agent shall give notice to the Company setting forth the amount paid or distributed to each Secured Party.

         ss.4.2. Non-Cash Distributions or Proceeds. If the Collateral Agent receives any non-cash distributions or proceeds in respect of the Guaranties, the May, 2000 Guaranties, or the Collateral, then, unless the Requisite Parties instruct the Collateral Agent to the contrary, the Collateral Agent shall hold such non-cash distributions and proceeds as Collateral upon the terms of this Agreement and the Security Documents until converted to cash and thereupon applied or disbursed in accordance with this ss.4; provided, however, that, if any non-cash distribution is received by the Collateral Agent and is to be applied in satisfaction of any Secured Obligation by operation of a plan of reorganization under Chapter 11 of the United States Bankruptcy Code or otherwise as required by applicable law, the Requisite Parties may, instead of awaiting the conversion of such non-cash distribution to cash, direct the Collateral Agent to distribute such non-cash distribution as provided in ss.4.1(b), except in respect of a distribution under ss.4.1(b)(i).

         ss.4.3. Additional Collateral. If any of the Banks, the Agent Bank, May, 2000 Lenders, the LC Issuers or the Note Holders receives any mortgage, pledge, security interest in or other lien or encumbrance on any assets of the Company, any Guarantor or any other of the Company's Subsidiaries, then any such mortgage, pledge, security interest or other lien or encumbrance shall secure the Secured Obligations, and be assigned to the Collateral Agent for the benefit of the Secured Parties. Notwithstanding the foregoing, (a) the Collateral Agent may receive, for the benefit of the May, 2000 Lenders, a security interest in the equipment, real property and other fixed assets of BSE, including the proceeds therefrom, to secure the May, 2000 Debt and a security interest in any or all of the assets of the Company and the Guarantors (other than BSE) to secure the May, 2000 Guaranties, and (b) the LC Issuers may receive a pledge of industrial development bonds that are purchased by the Company or its Subsidiaries with the proceeds of remarketing drawings on the IRB Letters of Credit (it being understood that such industrial development bonds shall not constitute Reimbursement Agreement Debt or Secured Obligations).

       ss.4.4.  Notice of Demand; Acceleration.
                ------ -- ------  ------------

                  (a) Each of the Banks, the Agent Bank, the LC Issuers, the Note Holders, May, 2000 Lenders, the May, 2000 Agent, the Owner Trustee and the Indenture Trustee hereby agrees to give written notice to the Collateral Agent of any demand for payment in full of the Secured Obligations owing to the demanding party, whether by acceleration of such obligations or otherwise (a "Demand Notice").

                  (b) Neither the Agent Bank, any Bank, any LC Issuer, any Note Holder, any May, 2000 Lender, the May, 2000 Agent, the Owner Trustee nor the Indenture Trustee shall incur liability of any kind should it, upon the occurrence of any Actionable Default, refrain from accelerating the maturity or otherwise demanding payment in full of any Secured Obligations owing to it, or should it refrain from exercising any of its rights and remedies against the Company, any Guarantor or any other obligor in respect of the Secured Obligations.

       ss.4.5.  Enforcement.
                -----------

                  (a) The Collateral Agent shall (subject to the provisions of ss.3.2 and ss.5) take any such actions in the exercise of rights and remedies under the Security Documents as are directed in an Enforcement Notice given by the Requisite Parties or Special Requisite Parties, as the case may be, at any time more than three (3) business days after a Notice of Actionable Default has been given to a Responsible Officer of the Collateral Agent with respect to the Event of Default that is the basis (or one of the bases) of the Enforcement Notice. The Requisite Parties or Special Requisite Parties, as the case may be, giving a Notice of Actionable Default or Enforcement Notice to the Collateral Agent shall contemporaneously give a copy thereof to the other Secured Parties.

                           (b) Each of the Agent Bank, the May, 2000 Agent, each Bank, each LC Issuer, each Note Holder, each May, 2000 Lender, the Indenture Trustee and the Owner Trustee agrees that it will promptly, and in any event within five (5) business days after the request by one of the others (which request may be made telephonically), advise the requesting party (telephonically, confirmed in writing) as to the outstanding principal amount of the Loan and Reimbursement Principal Obligations, Outstanding Bank LC Exposure, Outstanding IRB LC Exposure, Letter of Credit Collateral Obligations, Reimbursement Agreement Debt, May, 2000 Debt, or Note Principal Obligations owed to it (or, in the case of the Agent Bank, owed to the Banks or, in the case of the May, 2000 Agent, owed to the May, 2000 Lenders) or (in the case of the Owner Trustee or Indenture Trustee) as to the Lease Sharing Amount. Any party may rely on such information (or other means available to it) to determine whether the Requisite Parties have acted with respect to any action or proposed action.

                  (c) No Enforcement Notice, when issued, may be rescinded or withdrawn without the written consent of the Requisite Parties or Special Requisite Parties, whichever shall have given such Enforcement Notice .

         ss.4.6. Turnover of Collateral and Post-Default Cash Sweep. If any Secured Party (other than the Owner Trustee or Indenture Trustee) acquires custody, control or possession of any payment or assets constituting a Post-Default Cash Sweep Payment or any Collateral (including proceeds therefrom), other than pursuant to the terms of ss.4.1 or ss.4.2 hereof, such Secured Party shall, promptly with respect to Collateral (including proceeds thereof), and within fifteen (15) days after their receipt thereof with respect to Post-Default Cash Sweep Payments, cause such payment or assets to be delivered to or put in the custody, possession or control of the Collateral Agent or, if the Collateral Agent shall so designate, an agent of the Collateral Agent (which agent may be a branch or affiliate of the Collateral Agent) in the same form of payment received, with appropriate endorsements, for distribution in accordance with the provisions of ss.4.1 or ss.4.2, as applicable. The Collateral Agent shall notify each of the Secured Parties within two (2) business days after the Collateral Agent receives any notice (a) from any Bank, May, 2000 Lender, Note Holder or LC Issuer of the occurrence of an Event of Default, or (b) from the Requisite Parties that payments referred to in the definition of Post-Default Cash Sweep Payments will not constitute Post-Default Cash Sweep payments on account of such Event of Default. If any cash is received by any of the Banks with respect to Letter of Credit Collateral Obligations other than pursuant to ss.4.1 hereof, and such cash has not been applied to reduce Loan and Reimbursement Principal Obligations resulting from a drawing upon a letter of credit relating to such Letter of Credit Collateral Obligations prior to the time that an Enforcement Notice is given, such cash shall, at the time that such Enforcement Notice is given, be delivered to the Collateral Agent and applied as provided in ss.4.1. Until such time as the provisions of the immediately preceding sentences have been complied with, such Secured Party shall be deemed to hold such Collateral in trust for the Collateral Agent. Notwithstanding the foregoing, neither the Agent Bank, the Banks, the May, 2000 Lenders, the May, 2000 Agent, the LC Issuers nor the Note Holders shall be required to deliver to the Collateral Agent or such agent of the Collateral Agent, any amounts received by the Agent Bank, the Banks, the May, 2000 Lenders, the May, 2000 Agent, the LC Issuers, or the Note Holders prior to receipt by such Secured Party of a Notice of Actionable Default to the extent that such amounts constitute (a) payments of principal (other than Post-Default Cash Sweep Payments) on the Bank Debt, the May, 2000 Debt, the Reimbursement Agreement Debt or the Notes required to be made pursuant to the Credit Documents and due and paid prior to such date, or (b) regular payments of interest, fees and other charges on or in respect of the Bank Debt, the May, 2000 Debt, the Reimbursement Agreement Debt or the Notes due and paid prior to such date.

         ss.4.7. Setoffs. Each of the Secured Parties agrees with each other Secured Party that (a) if any Secured Party (other than the Owner Trustee or Indenture Trustee) exercises any right of setoff, banker's lien or similar right with respect to any Collateral or any assets of the Company or any Guarantor (other than a setoff by a Bank or a May, 2000 Lender prior to any Notice of Actionable Default (x) to repay an involuntary overdraft arising in the ordinary cause of banking business of cash management, payroll and similar deposit accounts maintained by the Company or any Guarantor with any of the Banks or the May, 2000 Lenders, or (y) to pay regular account maintenance fees), the amount set off shall be applied ratably to the Secured Obligations in accordance with ss.4.1 or ss.4.2, as the case may be, (b) if such Secured Party (other than the Owner Trustee or Indenture Trustee) shall receive from the Company or any Guarantor, (i) whether by voluntary payment, exercise of the right of setoff, counterclaim, cross-action, enforcement of the claim in respect of the Secured Obligations owing to such Secured Party by proceedings against the Company at law or in equity or by proof thereof in bankruptcy, reorganization, liquidation, receivership or similar proceedings, or otherwise, for application to the payment of the Secured Obligations owing to such Secured Party any amount in excess of its ratable portion of the payments received by the other Secured Parties as contemplated by ss.4.1 or ss.4.2, as the case may be, or (ii) any of the Banks shall receive any Post-Default Cash Sweep Payment, such Bank or other Secured Party will make such disposition and arrangements with the other Secured Parties with respect to such excess, either by way of distribution, pro tanto assignment of claims, subrogation or otherwise as shall result in each Secured Party receiving in respect of the Secured Obligations owing to it its proportionate payment as contemplated by ss.4.1 or ss.4.2, as the case may be; provided that if all or any part of such excess payment is thereafter recovered from such Secured Party, such disposition and arrangements shall be rescinded and the amount restored to the extent of such recovery, but without interest.

       ss.4.8.  Waivers and Amendments of Credit Documents.
                ------- --- ---------- -- ------ ---------

                  (a) Without the prior written consent of the Agent Bank, the May, 2000 Agent, the holders of 51% of the Note Debt, the holders of 51% of the PNC Reimbursement Agreement Debt, and the holders of 51% of the Bank of America Reimbursement Agreement Debt, the parties hereto (other than the Owner Trustee and the Indenture Trustee) shall not modify or amend any provisions of or give any waiver with respect to the Credit Documents to which such party hereto is a signatory, if the effect of such modification or amendment or waiver is (i) to cause the maximum principal amount or maximum commitment of or in respect of the Bank Debt to exceed the Maximum Bank Commitment, or (ii) to increase the principal amount of the Note Debt or Reimbursement Agreement Debt then outstanding, or (iii) to increase the stated rate of interest or any fees or other amounts due under any of the Credit Documents to which such party hereto is a signatory as outstanding on the date hereof, or (iv) to amend or modify any term defined therein which is incorporated by reference into this Agreement, or is specifically referred to in this Agreement in such a way as to alter its meaning in this Agreement, or (v) to increase the maximum principal amount or maximum commitment of or in respect of the May, 2000 Debt to exceed $25,000,000. Without the prior written consent of the Requisite Parties, the parties hereto (other than the Owner Trustee and the Indenture Trustee) shall not modify or amend any provisions of or give any waiver with respect to the Credit Documents to which such party is a signatory, if the effect of such modification or amendment or waiver is to provide for loans to be made or letters of credit to be issued (other than by extension or renewal) after the issuance of an Enforcement Notice. Except as otherwise specified in the two preceding sentences, the Agent Bank and the Banks, the May, 2000 Lenders and the May, 2000 Agent, the Note Holders and the LC Issuers, without the consent of the other parties, shall be free to deal with the Company and the Guarantors in their respective sole discretion under and in respect of the provisions of the Credit Documents to which they are party, with the right and power without limitation to modify, amend or waive any terms or provisions of such Credit Documents, to grant extensions of the time of payment or performance, and to make compromises and settlements with the Company or any Guarantor.

                  (b) The Agent Bank and the Banks agree that they will not modify or amend any covenants, defaults or payment provisions which are based on the financial condition or results of operations of the Company and/or its Subsidiaries contained in the Bank Credit Documents without giving at least five
(5) business days' prior written notice thereof to the Note Holders, the May, 2000 Agent, and the LC Issuers; the Note Holders agree that they will not modify or amend any covenants, defaults or payment provisions which are based on the financial condition or results of operations of the Company and/or its Subsidiaries in the Note Credit Documents without giving at least five (5) business days' prior written notice thereof to the Agent Bank, the May, 2000 Agent, and the LC Issuers; the May, 2000 Agent and the May, 2000 Lenders agree that they will not modify or amend any covenants, defaults or payment provisions which are based on the financial condition or results of operations of the Company and/or its Subsidiaries in the May, 2000 Credit Documents without giving at least five (5) business days' prior written notice thereof to the Agent Bank, the Note Holders, and the LC Issuers; the Owner Trustee and the Indenture Trustee agree that they will not modify or amend any covenants, defaults or payment provisions which are based on the financial condition or results of operations of the Company and/or its Subsidiaries in the Equipment Lease without giving at least five (5) business days' prior written notice thereof to the Agent Bank, the May, 2000 Agent, the Note Holders and the LC Issuers; and each LC Issuer agrees that it will not modify or amend any covenants, defaults or payment provisions which are based on the financial condition or results of operations of the Company and/or its Subsidiaries contained in the Reimbursement Agreement to which it is a party without giving at least five (5) business days' prior written notice thereof to the Agent Bank, the May, 2000 Agent, and the Note Holders. Notwithstanding the foregoing provisions of this paragraph (b), no notice shall be required hereunder in connection with the execution of the documents listed on Schedule B attached hereto, each as in effect on of the date hereof.

       ss.4.9.  Release or Subordination of Collateral.
                ------- -- ------------- -- ----------

                  (a) Collateral consisting of (i) Net Proceeds of any Disposition which, together with the aggregate Net Proceeds of all other Dispositions of Collateral within the preceding twelve (12) months, do not exceed $1,000,000, and the proceeds of any other Disposition with the consent of the Requisite Parties, (ii) the Net Proceeds of any Casualty Event which, taken together with the aggregate Net Proceeds of all other Casualty Events with respect to Collateral within the preceding twelve (12) months, do not exceed $5,000,000, and (iii) Additional Company Retained Proceeds shall, unless, in either case, a party hereto has notified the Collateral Agent that a Default or an Event of Default has occurred and is continuing or would occur after giving effect thereto, be released to the Company or Guarantor that owned the Collateral, as the case may be, subject to the provisions of the next sentence. The Collateral Agent is hereby authorized to release such Collateral and to provide such discharge, release and termination statements with respect to such released Collateral upon receipt of a certificate of the chief financial officer or any vice president of the Company to the effect that no Default or Event of Default exists or would result therefrom and that such release is permitted under this ss.4.9(a), and that, with respect to Net Proceeds of Casualty Events, the Company intends to use such Net Proceeds to repair or replace the Collateral that was the subject of the Casualty Event. The Company shall cause the Net Proceeds from Dispositions of assets that generate Additional Company Retained Proceeds to be paid to the Collateral Agent, and any such Net Proceeds from any such Dispositions of assets in excess of the amount of Additional Company Retained Proceeds which are to be released to the Company or applicable Guarantor pursuant to the first sentence of this ss.4.9(a) (which amount shall be determined separately for each asset in accordance with the definition of Additional Company Retained Proceeds, rather than cumulatively for all categories of assets that may generate Additional Company Retained Proceeds) shall be distributed in accordance with ss.4.1 hereof.

                  (b) The Collateral Agent shall, if requested by the Company or any Guarantor, release any Collateral that is the subject of a Disposition but which is not released pursuant to ss.4.9(a), and provide such releases and termination statements as may be reasonably requested by the Company or any such Guarantor with respect thereto in connection with any Disposition thereof, so long as (i) the Requisite Parties have consented to such request, (ii) the Collateral Agent receives a certificate of the chief financial officer or any vice president of the Company to the effect that (A) no Default or Event of Default exists or would result from the honoring of such request, (B) the transferee of the Collateral is not the Company or an Affiliate of the Company, and (C) the proceeds of such Disposition equal or exceed the fair market value of the Collateral subject to such Disposition, (iii) the Collateral Agent obtains a perfected security interest in any non-cash proceeds of such Disposition, (iv) except as otherwise provided herein, the Net Proceeds of such Disposition are delivered to the Collateral Agent, and (v) any cash portion of the Net Proceeds of such Disposition are applied or paid in accordance with this Agreement;

provided, that, with respect to a Disposition of the assets of SBQ, no consent of the Requisite Parties shall be required under clause (i) of this ss.4.9(b) and the provisions of clause (ii)(C) of this ss.4.9(b) shall not be applicable if: (1) an executive officer of the Company certifies that the Company has consulted with and received advice from a nationally recognized investment banking company in connection with such Disposition and has received a letter from such nationally recognized investment banking company stating that in its view the consideration to be received by the Company in connection with such Disposition is fair from a financial point of view under the circumstances, and such executive officer shall identify such investment banking company in such certification; (2) the cash portion of the sales price is not less than 75% of the total sales price; and (3) the cash portion of the Net Proceeds of such sale are applied to the Secured Obligations in accordance with the terms of this Agreement, and further provided that (x) if the certificate provided pursuant to clause (ii) of this ss.4.9(b) further certifies that the Company intends to purchase, within one hundred eighty (180) days after the date of the applicable Disposition, assets of the same type of assets that were the subject of the Disposition (e.g. the purchase of equipment after the sale of equipment, even if the purchased equipment is of a different type than the equipment that was sold) which are usable in the ordinary course of the Company's business ("Qualifying Assets"),
(y) subject to the provisions of clause (z) below, the Collateral Agent shall retain, rather than distributing, the proceeds from such Disposition (except that this clause (y) and clause (z) below in this paragraph (b) shall not apply to any Disposition of SBQ or any Disposition that would cause the proceeds received by the Collateral Agent from Dispositions during any consecutive twelve
(12) month period to exceed $10,000,000), and (z) if the Collateral Agent receives a certificate of the chief financial officer or any vice president of the Company on or within ninety (90) days after the date of such Disposition, to the effect that (1) (A) the Company has purchased Qualifying Assets on or within ninety (90) days after the date of the applicable Disposition, or (B) the
Company has provided to the Collateral Agent a letter of intent or other evidence satisfactory to the Requisite Lenders that the Company has entered into an agreement or an agreement in principle to purchase Qualifying Assets within one hundred eighty (180) days after the date of such Disposition, (2) the cash portion of the purchase price of such Qualifying Assets was (or, with respect to clause (1)(B) of this proviso, will be), as set forth in such certificate, (3) such Qualifying Assets were (or, with respect to clause (1)(B) of this proviso, will be) purchased from a Person that is not the Company or an Affiliate of the Company, (4) the purchase price for such Qualifying Assets did not (or, with respect to clause (1)(B) of this proviso, will not) exceed their fair market value, and (5) no Default or Event of Default exists or would result from the purchase of the Qualifying Assets, the Collateral Agent shall,

         -- in the case of a certification pursuant to clause (1)(A) of this proviso, pay to the Company the lesser of the purchase price for the Qualifying Assets and the amount received by the Collateral Agent from the applicable Disposition, and

         -- in the case of a certification pursuant to clause (1)(B) of this proviso, continue to hold the lesser of the proposed purchase price for the Qualifying Assets and the amount received by the Collateral Agent from the applicable Disposition, and thereafter pay to the Company the lesser of the actual purchase price for the Qualifying Assets and the amount received by the Collateral Agent from the applicable Disposition if the Collateral Agent receives a further certificate of the chief financial officer or any vice president of the Company within one hundred eighty (180) days after the date of such Disposition, to the effect that (1) the Company has purchased Qualifying Assets within one hundred eighty (180) days after the date of the applicable Disposition substantially on the terms and conditions set forth in, and from the seller (or an affiliate of the seller) named in, the letter of intent or other evidence provided to the Collateral Agent pursuant to clause
         (1)(B) of this proviso, (2) the cash portion of the purchase price of such Qualifying Assets was as set forth in such certificate, (3) such Qualifying Assets were purchased from a Person that is not the Company or an Affiliate of the Company, (4) the purchase price for such Qualifying Assets did not exceed their fair market value, and (5) no Default or Event of Default exists or would result from the purchase of the Qualifying Assets.

Any amounts not paid to the Company pursuant to the preceding sentence shall be distributed in accordance with ss.4.1 hereof.

                  (c) The Net Proceeds from any Casualty Event with respect to Collateral shall (i) be paid to (or retained by) the Collateral Agent for distribution in accordance with ss.4.1 hereof, if such Net Proceeds from any such Casualty Event equal or exceed $25,000,000, and (ii) except as provided in ss.4.9(a) and except as set forth below in this paragraph (c), be paid to (or retained by) the Collateral Agent for distribution in accordance with ss.4.1 hereof, if such Net Proceeds from any such Casualty Event are less than $25,000,000. The Company may utilize the Net Proceeds from a Casualty Event with respect to Collateral if such Net Proceeds are less than $25,000,000 (1) with the written consent of the Requisite Parties, on such terms and conditions as may be established by the Requisite Parties with respect thereto, or (2) without such written consent of the Requisite Parties, on the following conditions and in the following manner: (A) the Company shall provide to the Collateral Agent, within thirty (30) days after the date that the amount of the Net Proceeds is determined, a certificate of the chief financial officer or any vice president of the Company to the effect that (x) no Default or Event of Default exists (or would exist if the Net Proceeds from Casualty Event were used to repair or replace the Collateral that was the subject of the Casualty Event), (y) the Company intends to repair or replace the Collateral that was the subject of the Casualty Event, and (z) the Company has sufficient cash on hand or available in order to fund such repair or replacement, if such Net Proceeds are made available to the Company, (B) to the extent that the Company desires funding or reimbursement therefor from the Net Proceeds applicable thereto, the Company shall submit to the Collateral Agent (or to such agent as may be retained by the Collateral Agent to carry out the responsibilities of the Collateral Agent pursuant to this sentence) such invoices as the Company receives from time to time for goods or services purchased or obtained in connection with such repair or replacement, together with a written request that such invoice be paid from such applicable Net Proceeds (or that the Company be reimbursed from such applicable Net Proceeds for its payment of such invoice), (C) no Event of Default shall have occurred prior to the requested payment from time to time of an invoice pursuant to this paragraph (c), and (D) the Company shall provide such evidence as the Requisite Parties or any agent retained by the Collateral Agent in accordance with clause (B) above may require in order to evidence that the remaining Net Proceeds are sufficient to fund the balance of cost of the repair or replacement of the Collateral that was the subject of the Casualty Event. The Company shall pay to the Collateral Agent, as and when billed therefor, all fees and reasonable expenses incurred by the Collateral Agent or any such agent in connection with the matters set forth in this paragraph.

                  (d) To the extent that the Credit Documents (other than the Lease Documents) of any party explicitly permit any Disposition without consent under such Credit Document but in respect to which such party's consent is required pursuant to this ss.4.9, such party shall be deemed to have provided, and shall upon request provide that consent. But nothing in this ss.4.9 shall
(i) be deemed to imply any waiver of any restriction on Dispositions under the Credit Agreement, either of the Note Purchase Agreements or any other Credit Document, or (ii) without the prior written consent of the Requisite Parties, authorize the Collateral Agent in any bankruptcy case to enter into any agreement for, or give any authorization or consent with respect to, the post-petition usage of Collateral.

                  (e) In the event all of the security interests created by the Security Documents in favor of the Secured Parties other than the Owner Trustee and Indenture Trustee are terminated pursuant to ss.11.5(a)(i), (ii), (iii), and
(v) hereof, the security interest created by the Security Documents in favor of the Owner Trustee and Indenture Trustee shall also be released and thereupon the Lease Claims shall no longer constitute Secured Obligations hereunder; provided that concurrently with such release, the Company shall secure the Lease Claims with a perfected first priority security interest in separate collateral in amount and in form reasonably satisfactory to the Indenture Trustee and the Owner Trustee.

                  (f) Whether or not so instructed by the Requisite Parties, the Collateral Agent may release any Collateral and may provide any release, termination statement or instrument of subordination required by order of a court of competent jurisdiction or otherwise required by applicable law.




       ss.4.10.   Replacement Credit Facilities.
                  ----------- ------ ----------

                  (a) The Company shall be free, without the consent of the Note Holders, May, 2000 Lenders, the LC Issuers, the Owner Trustee or the Indenture Trustee, to enter into a Replacement Credit Agreement (as defined below) provided that (i) upon giving effect to such Replacement Credit Agreement all outstanding Secured Obligations owed to the Banks shall have been discharged and the Credit Agreement shall have been terminated, (ii) each lender under such Replacement Credit Agreement shall assume in writing all obligations of the Banks hereunder accruing on or after the date such lenders become parties hereto, as amended as provided in clause (iv) hereof, (iii) after giving effect to such Replacement Credit Agreement, no Default or Event of Default shall then be in existence, and (iv) such technical amendments to the Note Credit Documents, the Lease Documents and this Agreement, reasonably requested by the Note Holders, the May, 2000 Lenders, the LC Issuers, the Owner Trustee or the Indenture Trustee, as the case may be, as necessary for any terms in the Note Credit Documents, May, 2000 Credit Documents, the Lease Documents or this Agreement cross referencing the Credit Agreement to cross reference instead such Replacement Credit Agreement, shall have been made. A "Replacement Credit
Agreement" shall mean a credit facility from one or more commercial banks or other financial institutions providing the Company with loans, letters of credit or other advances or extensions of credit (A) without any lien or other priority over the other Secured Obligations, (B) not in excess of the Commitments (as defined in the Credit Agreement) under the Credit Agreement immediately prior to such refinancing and pursuant to which the loan availability and loan commitments to the Company from such refinancing shall not be less than that available and in effect immediately prior to such refinancing, (C) for a committed term of at least 36 months, (D) the financial covenants of such refinancing or extension shall not be more stringent than the financial covenants contained in the amended Note Purchase Agreements as reasonably determined by the holders of 51% of the Note Debt; and (E) such refinancing would be permitted under the then applicable debt incurrence tests of the Note Purchase Agreements.

                  (b) The term of the existing Credit  Agreement may be extended
(i) without the consent of the Note Holders if such extension provides for no Priority Debt, or (ii) in all other cases with, but only with, the consent of the holders of 66 2/3% of the Note Debt. To the extent that the term of the Credit Agreement is extended with such consent, or any other provisions thereof are amended or modified by the parties thereto, the Credit Agreement shall not be considered a Replacement Credit Agreement for purposes of ss.4.10(a).

         ss.4.11. Independent Investigation; Sharing of Financial Information. Each of the Banks, the Agent Bank, May, 2000 Lenders, the May, 2000 Agent, the LC Issuers, and the Note Holders acknowledges and agrees that it has entered into the Credit Documents to which it is party and (as applicable) extended funds and/or credit or provided services to the Company on the basis of its own independent investigation of the Company, its Subsidiaries and affiliated companies, and their business, operations and financial condition, that it shall continue to make such investigations in connection with the credit and/or loans extended to the Company as it deems appropriate and that it has not conducted any such investigations in reliance upon information, analysis and recommendations which it may have obtained from any other Secured Party. Without derogation in any way of the preceding sentence, the Company acknowledges and consents to any exchange of information by and among the Banks, the Agent Bank, May, 2000 Lenders, the May, 2000 Agent, the LC Issuers, the Note Holders, the Owner Trustee and the Indenture Trustee, without regard to whether the impact of any such exchange is favorable or unfavorable to the Company and without regard to the accuracy or completeness of any information so exchanged.

         ss.4.12. Agents. Except as specifically provided in this Agreement, and except for the role of the Collateral Agent as specified in this Agreement, neither the Agent Bank nor any of the Banks is acting as agent for any Note
Holder, LC Issuer or the Owner Trustee or Indenture Trustee (except, with respect to the Agent Bank, to the extent that it is an agent for the May, 2000 Lenders in its capacity as the May, 2000 Agent); neither the May, 2000 Agent nor any of the May, 2000 Lenders is acting as agent for any Bank, Note Holder, LC Issuer or the Owner Trustee or Indenture Trustee (except, with respect to the May, 2000 Agent, to the extent that any of such Persons is also a May, 2000 Lender); no Note Holder is acting as agent for the Agent Bank or any Bank or for the May, 2000 Agent or any May, 2000 Lender or for the LC Issuer or the Owner Trustee or Indenture Trustee; no LC Issuer is acting as agent for the Agent Bank, the Banks, May, 2000 Agent, the May, 2000 Lenders, any Note Holder, or the Owner Trustee or Indenture Trustee; neither the Owner Trustee nor the Indenture Trustee is acting as agent for the Agent Bank, the Banks, the May, 2000 Agent, the May, 2000 Lenders, the Note Holders or the LC Issuers; and nothing stated or implied in this Agreement shall be deemed to create such an agency, or other fiduciary relationship.

         ss.4.13. Effect of Avoidance. If an Avoidance Event occurs, (a) the provisions of ss.2 hereof and this ss.4 with respect to the Collateral and distribution of the proceeds thereof shall cease to be effective with respect to the Collateral as to which the Lien of the Collateral Agent is avoided and the proceeds thereof, (b) ss.4.1(d) shall cease to be effective, and (c) this Agreement shall not thereafter restrict any party's right to amend and administer its Credit Documents in such party's discretion. For the avoidance of doubt, nothing in this paragraph is intended to affect any of the provisions herein regarding the Guaranties or the May, 2000 Guaranties.



ss.5.      CONCERNING THE COLLATERAL AGENT.
           ---------- --- ---------- -----

         ss.5.1. Appointment of Collateral Agent. The Agent Bank, acting on instructions from the Banks, the May, 2000 Agent, acting on instructions from the May, 2000 Lenders, the Note Holders, the Owner Trustee, Indenture Trustee, and the LC Issuers hereby appoint the Collateral Agent Bank to act as collateral agent pursuant to the terms of this Agreement and the Security Documents, and the Collateral Agent Bank hereby accepts such appointment. The relationship between the Collateral Agent and the holders of the Secured Obligations is and shall be that of agent and principal only, and nothing contained in this Agreement or any of the Credit Documents shall be construed to appoint the Collateral Agent as a trustee for any such holder.

       ss.5.2.  Limitations on Responsibility of Collateral Agent.
                ----------- -- -------------- -- ---------- -----

                  (a) The Collateral Agent shall not be responsible in any manner whatsoever for the correctness of any recitals, statements, representations or warranties contained herein or in any Security Document, except for those made by it herein. The Collateral Agent makes no representation as to the value or condition of the Collateral or any part thereof, as to the title of the Company or any Guarantor to the Collateral, as to the security afforded by this Agreement or any Security Document or, except as set forth in ss.6, as to the validity, execution, enforceability, legality or sufficiency of this Agreement or any Security Document, and the Collateral Agent shall incur no liability or responsibility in respect of any such matters. The Collateral Agent shall not be responsible for insuring the Collateral, for the payment of taxes, charges, assessments or liens upon the Collateral or otherwise as to the maintenance of the Collateral, except as provided in the immediately following sentence when the Collateral Agent has possession of the Collateral. The Collateral Agent shall have no duty to the Company or any Guarantor or to the holders of any of the Secured Obligations as to the care of any Collateral in its possession or control or in the possession or control of any agent or nominee of the Collateral Agent or any income thereon or as to the preservation of rights against prior parties or any other rights pertaining thereto, except the duty to accord such of the Collateral as may be in its possession substantially the same care as it accords its own assets and the duty to account for monies received by it. The Collateral Agent's duties and responsibilities shall be determined solely by the provisions of this Agreement and the Security Documents to which it is a party, and the Collateral Agent shall not be liable or responsible for any duties or obligations set forth in any other document to which it is not a party.

                  (b) The Collateral Agent shall not be responsible for any loss suffered with respect to any investment permitted to be made under this Agreement and shall not be responsible for the consequences of any oversight or error of judgment whatsoever, except that the Collateral Agent may be liable for losses due to its willful misconduct, or negligence. The Collateral Agent shall not be required to ascertain or inquire as to the performance by the Company of any of the covenants or agreements contained herein or in any of the Credit Documents. Neither the Collateral Agent nor any officer, agent or representative thereof shall be personally liable for any action taken or omitted to be taken by any such Person in connection with this Agreement or any Security Document except for such Person's own gross negligence or willful misconduct. Neither the Collateral Agent nor any officer shall be personally liable for any action taken by any such Person in accordance with any notice given by the Requisite Parties in accordance with and pursuant to the terms of this Agreement even if, at the time such action is taken by any such Person, the Requisite Parties or Persons purporting to be the Requisite Parties are not so authorized by the Requisite Parties to give such notice, except where a Responsible Officer of the Collateral Agent has actual knowledge that such Requisite Parties or Persons purporting to be the Requisite Parties are not so authorized by the Requisite Parties to give such notice. The Collateral Agent may execute any of the powers granted under this Agreement or any of the Security Documents and perform any duty hereunder or thereunder either directly or by or through agents or attorneys-in-fact and shall not be responsible for anything done by such agents or attorneys-in-fact selected by it with due care.

                  (c) Whenever pursuant to the provisions hereof or of any Security Document it is required that any party hereto obtain the consent or approval of the Collateral Agent, or that any matter prove satisfactory to the Collateral Agent, or that any action be taken at the request, discretion, option or determination of the Collateral Agent, the Collateral Agent, prior to giving any such consent or approval or request, or exercising any such option, discretion or determination, or indicating its satisfaction with any such matter, shall (except where the failure to do so, in its good faith judgment, could imperil the Collateral or the Liens thereon) be required to consult with the Secured Parties in a manner deemed reasonable by the Collateral Agent, and the Collateral Agent shall be protected in following any direction of the Requisite Parties or Special Requisite Parties, as the case may be.

                  (d) The foregoing provisions of this ss.5.2 shall not relieve the Collateral Agent of any liability for any failure to perform any contractual duty expressly undertaken by it to be performed under this Agreement if such liability is caused by the negligence or willful misconduct of the Collateral Agent.

       ss.5.3.  Reliance by Collateral Agent; Etc.
                -------- -- ---------- -----  ---

                  (a) Whenever in the performance of its duties under this Agreement the Collateral Agent shall deem it necessary or desirable that a matter be proved or established with respect to any Person in connection with the taking, suffering or omitting of any action hereunder by the Collateral Agent, such matter may be conclusively deemed to be proved or established by a certificate executed by an officer of such Person, and the Collateral Agent shall have no liability with respect to any action taken, suffered or omitted in reliance in good faith thereon.

                  (b) The Collateral Agent may consult with counsel and shall be fully protected in taking any action hereunder in good faith in accordance with any advice of such counsel. The Collateral Agent shall have the right but not the obligation at any time to seek instructions concerning the administration of this Agreement, the duties created hereunder, or any of the Collateral from any court of competent jurisdiction.

                  (c) The Collateral Agent shall be fully protected in relying in good faith upon any resolution, statement, certificate, instrument, opinion, report, notice, request, consent, order or other paper or document which it believes to be genuine and to have been signed or presented by the proper party or parties. In the absence of its gross negligence or willful misconduct, the Collateral Agent may conclusively rely in good faith, as to the truth of the statements and the correctness of the opinions expressed therein, upon any certificate or opinions furnished to the Collateral Agent in connection with this Agreement.

                  (d) The Collateral Agent shall not be deemed to have actual, constructive, direct or indirect notice or knowledge of the occurrence of any Event of Default or Actionable Default unless and until a Responsible Officer of the Collateral Agent shall have received a Notice of Actionable Default or notice of such Event of Default. The Collateral Agent shall have no obligation whatsoever either prior to or after receiving such a Notice of Actionable Default to inquire whether an Actionable Default has, in fact, occurred and shall be entitled to rely in good faith conclusively, and shall be fully protected in so relying, on any certificate so furnished to it and shall have no obligation, absent written instructions from the Requisite Parties, to take or omit to take any action with respect to such Notice of Actionable Default.

                  (e) To the extent the Collateral Agent is required (pursuant to ss.4 or otherwise) to determine any amount of, or take any action to distribute any amount in respect of, any Secured Obligation hereunder, it shall have no obligation to do so unless such amount shall have been certified in writing by the holder of such Secured Obligations as being the amount in question. Each of the other parties hereto agrees to certify such amounts upon request of the Collateral Agent. If any dispute or disagreement shall arise as to the allocation of any sum of money received by the Collateral Agent hereunder or under any Security Document, the Collateral Agent shall have the right to deliver such sum to a court of competent jurisdiction and therein commence an action for interpleader.


                  (f) The Collateral Agent shall assume for all purposes hereunder that the Lien of the Indenture remains outstanding unless and until the Collateral Agent receives notice from the Indenture Trustee that the Lien of the Indenture is no longer outstanding.

         ss.5.4. Resignation or Removal of the Collateral Agent. The Collateral Agent may at any time resign by giving at least sixty (60) days prior written notice thereof to each Secured Party and the Company, and the Collateral Agent may at any time be removed for cause (consisting of fraud, gross misconduct, willful or reckless breach of this Agreement or other just cause, as determined in their discretion by the Requisite Parties) by at least sixty (60) days prior written notice thereof to the Collateral Agent, each other Secured Party and the Company given by the Requisite Parties, provided that no resignation or removal shall be effective until a successor for the Collateral Agent is appointed. Upon such resignation or removal, the Requisite Parties shall have the right to appoint a successor Collateral Agent. In addition to the foregoing, Secured Parties constituting both the Majority Secured Parties and Requisite Parties may by written agreement remove the Collateral Agent and simultaneously replace it with a successor without regard to the notice provisions of the first sentence of this Section so long as the Collateral Agent being removed and such successor have both given their written consent thereto. If no successor Collateral Agent shall have been so appointed by the Requisite Parties and shall have accepted such appointment within forty-five (45) days after the retiring Collateral Agent's giving of notice of resignation or the giving of notice of removal, as the case may be, then the retiring Collateral Agent may, on behalf of the Secured Parties, appoint a successor Collateral Agent, which shall be a financial institution having a long-term bank deposit rating of not less than "A" from Standard & Poor's Ratings Group, a Division of McGraw-Hill, Inc., or "A-2" from Moody's Investors Service, Inc. Upon the acceptance of any appointment as Collateral Agent hereunder by a successor Collateral Agent, such successor Collateral Agent shall thereupon succeed to and become vested with all the rights, powers, privileges and duties of the retiring Collateral Agent, and the retiring Collateral Agent shall be discharged from its duties and obligations hereunder. After any retiring Collateral Agent's resignation or removal, the provisions of this Agreement and the Security Documents shall continue in effect for its benefit in respect of any actions taken or omitted to be taken by it while it was acting as Collateral Agent. Any corporation into which the Collateral Agent Bank may be merged or with which it may be consolidated, or any corporation which acquires all or substantially all of the corporate trust business of the Collateral Agent Bank, including the Collateral agency established pursuant to this Agreement, or any corporation resulting from any merger or consolidation to which the Collateral Agent Bank shall be a party, shall be the successor to the Collateral Agent Bank without the execution of any paper.

         ss.5.5. Expenses and Indemnification by the Company and BSE. By countersigning this Agreement, the Company and BSE jointly and severally agree
(a) to reimburse the Collateral Agent, on demand, for any expenses incurred by the Collateral Agent, including reasonable counsel fees and disbursements and compensation of agents, arising out of, in any way connected with, or as a result of, the execution or delivery of this Agreement or any Security Document or any agreement or instrument contemplated hereby or thereby or the performance by the parties hereto or thereto of their respective obligations hereunder or thereunder or in connection with the enforcement or protection of the rights of the Collateral Agent and the Secured Parties hereunder or under the Security Documents, (b) to indemnify and hold harmless the Collateral Agent and its directors, officers, employees and agents, on demand, from and against any and all liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses or disbursements of any kind or nature whatsoever which may be imposed on, incurred by or asserted against the Collateral Agent Bank in its capacity as the Collateral Agent or any of them in any way relating to or arising out of this Agreement or any Security Document or any action taken or omitted by them under this Agreement or any Security Document; provided that the Company and BSE shall not be liable to the Collateral Agent for any portion of such liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses or disbursements resulting from the gross negligence or willful misconduct of the Collateral Agent or any of its directors, officers, employees or agents as determined by a final non-appealable order of a court of competent jurisdiction, and (c) to indemnify and hold harmless the Collateral Agent, on demand, from and against any and all liabilities which may be imposed on or incurred by the Collateral Agent Bank (in its capacity as Collateral
Agent) for the net amount of taxes (after taking into account any deduction, credit or other tax reduction or benefit available by reason of the imposition of any such tax) in any jurisdiction in which the Collateral Agent Bank would not otherwise be subject to tax except by reason of its acting under this Agreement or the Security Documents (directly or through agents); provided that such indemnification for taxes (i) shall apply only in respect of taxes attributable to the performance of the Collateral Agent's obligations hereunder and (ii) shall in no event cover any federal, state, local or other taxes imposed upon the Collateral Agent Bank with respect to or measured by its gross or net income or profits or franchise or excise taxes. A statement by the Collateral Agent that is submitted to the Company and BSE with respect to the amount of such expenses and containing a basic description thereof and/or the amount of its indemnification obligation shall be prima facie evidence of the amount thereof owing to the Collateral Agent or the Collateral Agent Bank, as the case may be. Except as otherwise expressly provided herein, the Collateral Agent shall be under no obligation to take any action to protect, preserve or enforce any rights or interests in the Collateral or to take any action in connection with the execution or enforcement of its duties hereunder, whether on its own motion or on request of any other Person, which in the opinion of the Collateral Agent may involve loss, liability or expense to it, unless one or more of the Requisite Parties shall offer and furnish security or indemnity, reasonably satisfactory to the Collateral Agent in accordance herewith, against loss, liability and expense to the Collateral Agent. Notwithstanding anything to the contrary contained in this Agreement, or any Security Document, Credit
Document or any other document noted in Section 10 of this Agreement, in the event that the Collateral Agent is entitled or required to commence an action to foreclose on such Security Document, Credit Document or other document, or otherwise exercise its remedies to acquire control or possession of any property constituting all or part of the Collateral, the Collateral Agent shall not be required to commence any such action or exercise any such remedy if the Collateral Agent has determined in good faith that it may incur liability under any federal or state environmental or hazardous waste law, rule or regulation as the result of the presence at, or release on or from, any property of any hazardous materials or waste, as defined under such federal or state laws, unless it has received security or indemnity from a Person, in an amount and in form, all satisfactory to the Collateral Agent in its sole discretion, protecting the Collateral Agent from all such liability. As between the Company and BSE, the Company agrees to indemnify and hold harmless BSE against, and to reimburse BSE for, all amounts paid by BSE pursuant to this ss.5.5, except for amounts paid by BSE as a result of (a) costs, including reasonable counsel fees, of the Collateral Agent's exercising remedies with respect to Collateral granted by BSE, and (b) the negligence or willful misconduct of BSE.

         ss.5.6. Expenses and Indemnification by Secured Parties. Each of the Banks, the May, 2000 Lenders, the LC Issuers and the Note Holders severally agrees (i) to reimburse the Collateral Agent, on demand, in the amount of its pro rata share for any expenses referred to in ss.5.5 and fees due pursuant to ss.5.7 which shall not have been reimbursed or paid by the Company or BSE, or paid from the proceeds of Collateral as provided herein and (ii) to indemnify and hold harmless the Collateral Agent, the Collateral Agent Bank and its directors, officers, employees and agents, on demand, in the amount of its pro rata share, from and against any and all liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses or disbursements referred to in ss.5.5, to the extent the same shall not have been reimbursed by the Company or BSE or paid from the proceeds of Collateral as provided herein; provided that no Bank, May, 2000 Lender, LC Issuer, or Note Holder shall be liable to the Collateral Agent or the Collateral Agent Bank for any portion of such liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses or disbursements resulting from the gross negligence or willful misconduct of, or the negligence or willful misconduct in the failure to perform any express duty undertaken under this Agreement to be performed by, the Collateral Agent or the Collateral Agent Bank or any of its directors, officers, employees or agents. For purposes of this ss.5.6, the pro rata share of any Bank's, May, 2000 Lender's, Note Holder's, or LC Issuer's claim for which a reimbursement or indemnity obligation arises under this ss.5.6 shall be its percentage share of the sum of the Principal Obligations, the Outstanding Bank LC Exposure and the Outstanding IRB LC Exposure as of the last day of the calendar month preceding the date on which such claim was incurred and on which any Outstanding Bank LC Exposure or Outstanding IRB LC Exposure existed or any Principal Obligations were outstanding.

         ss.5.7. Collateral Agent's Fee. By countersigning this Agreement, the Company and BSE jointly and severally agree to pay to the Collateral Agent for the Collateral Agent's own account, a non-refundable Collateral Agent's fee, in an amount designated in writing by the Collateral Agent to the Company, on the date hereof and at the end of each quarterly period hereafter until the Secured Obligations have been paid in full in cash, the commitments represented by the Bank Credit Documents and the May, 2000 Credit Documents shall have expired or been reduced to zero or terminated, there is no Outstanding IRB LC Exposure, and the Collateral Agent no longer has any duties hereunder. As between the Company and BSE, the Company agrees to reimburse BSE for all amounts paid by BSE pursuant to this paragraph.

       ss.5.8.  Appointments of Co-Agent or Separate Agent.
                ------------------------------------------

                  (a) Notwithstanding any other provision of this Agreement, at any time, for the purpose of meeting any legal requirements of any jurisdiction in which any part of the Collateral may at the time be located, the Collateral Agent shall have the power and may execute and deliver all instruments to appoint one or more Persons to act as a co-agent, or separate agent, of all or any part of the Collateral, and to vest in such Person, in such capacity and for the benefit of the Secured Parties, subject to the other provisions of this ss.5.8, such powers, duties, obligations, rights and trusts as the Collateral Agent may consider necessary or desirable. No co-agent or separate agent hereunder shall be required to meet the terms of eligibility as a successor Collateral Agent under ss.5.4 and no notice to Secured Parties of the appointment of any co-agent or separate agent shall be required.

                  (b) Every separate agent and co-agent shall, to the extent permitted by law, be appointed and act subject to the following provisions and conditions:

                           (i) all rights, powers, duties and obligations conferred or imposed upon the Collateral Agent shall be conferred or imposed upon and exercised or performed by the Collateral Agent and such separate agent or co-agent jointly (it being understood that such separate agent or co-agent is not authorized to act separately without the Collateral Agent joining in such act), except to the extent that under any laws of any jurisdiction in which any particular act or acts are to be performed, the Collateral Agent shall be incompetent or unqualified to perform such act or acts, in which event such rights, powers, duties and obligations (including the holding of title to the Collateral or any portion thereof in any such jurisdiction) shall be exercised and performed singly by such separate agent or co-agent, but solely at the direction of the Collateral Agent;

                           (ii) no agent hereunder shall be personally liable by reason of any act or omission of any other agent hereunder appointed with due care or for any action or omission in connection with its duties hereunder not constituting gross negligence or willful misconduct; and

                           (iii) the Collateral Agent may at any time accept the resignation of or remove any separate agent or co-agent.

                  (c) Any notice, request or other writing given to the Collateral Agent shall be deemed to have been given to each of the then separate agents and co-agents, as effectively as if given to each of them. Every instrument appointing any separate agent or co-agent shall refer to this Agreement and the conditions of this ss.5.8. Each separate agent and co-agent, upon its acceptance of the agency conferred, shall be vested with the estates or property specified in its instrument of appointment, either jointly with the Collateral Agent or separately, as may be provided therein, subject to all the provisions of this Agreement, specifically including every provision of this Agreement relating to the conduct of, affecting the liability of, or affording protection to, the Collateral Agent. Every such instrument shall be filed with the Collateral Agent.

                  (d) Any separate agent or co-agent may at any time appoint the Collateral Agent, its agent or attorney-in-fact with full power and authority, to the extent not prohibited by law, to do any lawful act under or in respect to this Agreement on its behalf and in its name. If any separate agent or co-agent shall die, become incapable of acting, resign or be removed, all of its estates, properties, rights, remedies and trusts shall vest in and be exercised by the Collateral Agent, to the extent permitted by law, without the appointment of a new or successor agent.

ss.6. REPRESENTATIONS AND WARRANTIES. Each of the Collateral Agent, the Agent Bank, the May, 2000 Agent, the May, 2000 Lenders, the LC Issuers, the Note Holders, the Owner Trustee, the Indenture Trustee, and, by countersigning this Agreement, the Company and each Guarantor, represents and warrants to the other parties hereto that (a) the execution, delivery and performance of this Agreement (i) have been duly authorized by all requisite corporate action on its part and, in the case of the Agent Bank, by the appropriate number of Banks required under the Credit Agreement, and (ii) do not conflict with or result in any breach or contravention of any provision of law, statute, rule or regulation to which it is subject or any judgment, order, writ, injunction, license or permit applicable to it and will not conflict with any provision of its corporate charter or bylaws or any agreement or other instrument binding upon it; and (b) this Agreement has been duly executed and delivered by it and constitutes its legal, valid and binding obligation, enforceable in accordance with its terms. Each of the Agent Bank, the LC Issuers, the Note Holders, the Owner Trustee, the Indenture Trustee, the Company and the Guarantors represents and warrants to the other parties hereto that there have been no amendments of any Credit Document to which such Person is a party between November 12, 1999 and the date hereof, except for the amendments dated the date hereof (which are listed on Schedule B attached hereto).

ss.7.      AMENDMENT OF THIS AGREEMENT.
           --------- -- ---- ---------

         ss.7.1. Amendments. No modification or amendment of this Agreement shall be effective unless the same shall be in writing and signed by the Majority Secured Parties and no modification or amendment of any Security Document shall be effective, nor shall any waiver of any provision of any Security Document be executed by the Collateral Agent, without the written consent of the Requisite Parties; provided, however, (i) no amendment or waiver shall adversely affect any of the Collateral Agent's rights, immunities or rights to indemnification hereunder or under any of the Security Documents or expand its duties or reduce any amount payable to the Collateral Agent hereunder or under any Security Documents without the written consent of the Collateral Agent; (ii) ss.ss.3 and 5 of this Agreement and any other provision of this Agreement or of any of the Security Documents affecting the rights and obligations of the Collateral Agent hereunder may not be amended without the written consent of the Collateral Agent; (iii) no modification or amendment of
(x) ss.4.1(j), ss.4.9(a), ss.4.9(b) (except for the last sentence thereof), ss.4.9(c), ss.4.9(e), ss.5.5, ss.5.7, clause (iii) of ss.7.1, ss.8, ss.11.5(a),
ss.11.5(b), ss.11.5(c), or ss.11.11 of this Agreement, or (y) the definitions of Equity Interests, Equity Issuance, Disposition, Net Proceeds, SBQ, Lease Claims, Lease Payment Claims on Lease Expense/Indemnity Claims set forth herein, or (z) ss.4.8, if the effect of the modification or amendment is to increase the vote that is required to give any waiver with respect to any of the Credit Documents, shall be effective unless the same shall have been consented to in writing by the Company; (iv) no modification, amendment or waiver of the provisions of this Agreement or any of the Security Documents that changes the amount that a Secured Party receives from a distribution hereunder or that delays the time of a distribution or expands the obligations of such Secured Party hereunder shall be effective without the consent of such Secured Party, (v) no amendment, modification or waiver of the provisions of this Agreement or any of the Security Documents that could directly or indirectly prejudice the Lease Claims in a discriminatory manner vis-a-vis the other Secured Parties shall be effective without the written consent of the Owner Trustee and, for so long as the Lien of the Indenture remains outstanding, the Indenture Trustee, (vi) the parties hereto consent to the amendment of the Security Documents to provide that the Company may retain the proceeds from Special Equity Issuances rather than paying them to the Collateral Agent for distribution to the Secured Parties, except that, if the Company intends to directly or indirectly use any of such proceeds (the "Intended Debt Payment Amount") to repay any of its Secured Obligations, it shall instead pay such Intended Debt Payment Amount to the Collateral Agent for distribution in accordance with ss.4.1 of this Agreement, and (vii) the parties hereto consent, to the extent required hereby, to the execution of the documents listed on Schedule B hereto, and the parties hereto request that the Collateral Agent execute such documents listed thereon as provide for the Collateral Agent to be a party thereto; provided that (x) the Agent Bank shall be authorized to give any consent on behalf of the Banks under this paragraph if the Agent Bank represents that it has such authority under the Credit Agreement, and (y) the May, 2000 Agent shall be authorized to give any consent on behalf of the May, 2000 Lenders under this paragraph if the May, 2000 Agent represents that it has such authority under the May, 2000 Credit Agreement. Any Security Document executed after the date hereof shall be approved by the Requisite Parties as to form and, in the case of Collateral consisting of any mortgage or deed of trust over a real estate interest, shall not be deemed to have been accepted until such time as environmental site assessments satisfactory to the Requisite Parties have been delivered if requested by such Requisite Parties (and shall not be deemed to have been accepted until such time as environmental site assessments satisfactory to the Collateral Agent have been delivered if requested by the Collateral Agent).

         ss.7.2. Waivers. No waiver of any provision of this Agreement and no consent to any departure by any party hereto from the provisions hereof shall be effective unless such waiver or consent shall be set forth in a written instrument executed by the party against which it is sought to be enforced, and then such waiver or consent shall be effective only in the specific instance and for the purpose for which given. No notice to or demand on any party hereto in any case shall entitle such party to any other or further notice or demand in the same, similar or other circumstances.

ss.8.   APPROVAL BY THE COMPANY AND GUARANTORS; COMPANY'S OBLIGATIONS ABSOLUTE.
        -------- -- --- ------- --- ----------  --------- ----------- --------

         ss.8.1. General. By countersigning this Agreement, each of the Company and the Guarantors acknowledges and consents to and agrees to perform and be bound by each provision of this Agreement which expressly recites that the Company or such Guarantor is agreeing to such provision by countersigning this Agreement.

         ss.8.2. Obligations Absolute. Nothing contained in this Agreement shall impair, as between the Company or any Guarantor and the Agent, the Banks, the May, 2000 Agent, the May, 2000 Lenders, the LC Issuers, and the Note Holders,
(a) the obligation of the Company or such Guarantor (to the extent, with respect to BSE, set forth in its Guaranty) to pay to the Agent Bank and the Banks all amounts payable in respect of the Bank Debt as and when the same shall become due and payable in accordance with the terms thereof, or prevent the Agent Bank or any of the Banks (except as expressly otherwise provided in this Agreement) from exercising all rights, powers and remedies otherwise permitted by the Bank Credit Documents and by applicable law upon a default in the payment of the Bank Debt, all, however, subject to the rights of the Note Holders and LC Issuers as set forth in this Agreement; or (b) the obligation of the Company or such Guarantor (to the extent, with respect to BSE, set forth in its Guaranty) to pay to the Note Holders all amounts payable in respect of the Note Debt as and when the same shall become due and payable in accordance with the terms thereof, or prevent any of the Note Holders (except as expressly otherwise provided in this Agreement) from exercising all rights, powers and remedies otherwise permitted by the Note Credit Documents and by applicable law upon a default in the payment of the Note Debt, all, however, subject to the rights of the Agent Bank, the Banks and the LC Issuers as set forth in this Agreement, or (c) the obligation of the Company or such Guarantor (to the extent, with respect to BSE, set forth in its Guaranty) to pay to the LC Issuers all amounts payable in respect of the Reimbursement Agreement Debt as and when the same shall become due and payable in accordance with the terms thereof, or prevent either of the LC Issuers (except as expressly otherwise provided in this Agreement) from exercising all rights, powers and remedies otherwise permitted by the Reimbursement Agreements and by applicable law upon a default in the payment of the Reimbursement Agreement Debt, all, however, subject to the rights of the Agent Bank, the Banks and the Note Holders as set forth in this Agreement, or (d) the obligation of the Company or such Guarantor to pay to the May, 2000 Lenders all amounts payable in respect of the May, 2000 Debt as and when the same shall become due and payable in accordance with the terms thereof, or prevent any of the May, 2000 Lenders (except as expressly otherwise provided in this Agreement) from exercising all rights, powers and remedies otherwise permitted by the May, 2000 Credit Documents and by applicable law upon a default in the payment of the May, 2000 Debt, all, however, subject to the rights of the Agent Bank, the Banks, the Note Holders and the LC Issuers as set forth in this Agreement.

         ss.8.3. No Additional Rights for Company Hereunder. If the Collateral Agent, the Agent Bank, May, 2000 Agent or any Secured Party shall enforce its rights or remedies in violation of the terms of this Agreement, the Company and each Guarantor agrees, by its consent hereto, that it shall not use such violation as a defense to such enforcement by any such party nor assert such violation as a counterclaim or basis for setoff or recoupment against any such party. Nothing contained in this Agreement shall constitute a commitment by any Bank or other Secured Party to make available to the Company or any Guarantor any loans or letters of credit which would comprise, in the case of the Banks, an Additional Advance Amount or, in the case of any other Secured Party, any additional loans or letters of credit.

ss.9. COLLATERAL AGENT AS AGENT AND LENDER. If a Secured Party is at any time the Collateral Agent or a co-agent or separate agent pursuant to ss.5.8, such Secured Party shall, in its individual capacity and as Collateral Agent, have the same obligations and the same rights, powers and privileges as it would have had were it not also the Collateral Agent.

ss.10.     INTENTIONALLY DELETED.
           ------------- -------

ss.11.     MISCELLANEOUS.
           -------------

         ss.11.1. Further Assurances, Etc. The Agent Bank, the May, 2000 Agent, the May, 2000 Lenders, the Banks, the LC Issuers and the Note Holders and, by countersigning this Agreement, the Company and each Guarantor agree to execute and deliver such other documents and instruments, in form and substance reasonably satisfactory to the Collateral Agent, and shall take such other action, in each case as the Collateral Agent (upon instructions from the Requisite Parties) or any Secured Party may reasonably request (at the sole, but reasonable, cost and expense of the Company which, by countersigning this Agreement, agrees to pay such reasonable costs and expenses), to effectuate and carry out the provisions of this Agreement including, without limitation, by recording or filing in such places as the requesting party may deem desirable, this Agreement or such other documents or instruments.

         ss.11.2. No Individual Action; Marshaling; Etc. No holder of any Secured Obligations may require the Collateral Agent to take or refrain from taking any action hereunder or under any of the Security Documents or with respect to any of the Collateral except as and to the extent expressly set forth in this Agreement. The Collateral Agent shall have no duty to, and the Company and each Guarantor hereby waives any and all right to require the Collateral Agent to, marshal any assets or otherwise to take any actions with respect to marshaling.

       ss.11.3.  Successors and Assigns.
                 ---------- --- -------

                  (a) This Agreement shall be binding on and inure to the benefit of the Collateral Agent, each of the Banks, the Agent Bank, each of the LC Issuers, each of the Note Holders, May, 2000 Agent, each of the May, 2000 Lenders, the Owner Trustee, the Indenture Trustee, and their respective successors and assigns, and shall be binding on the Company and each Guarantor and their respective successors and permitted assigns. Each of the Note Holders acknowledges that the provisions of this Agreement apply regardless of any sale, transfer, pledge, assignment, hypothecation or other disposition by such Note Holder of any Notes to any Person, each of the Banks, LC Issuers, Owner Trustee and Indenture Trustee agrees that the provisions of this Agreement apply regardless of any sale, transfer, pledge, assignment, hypothecation or other disposition by such Bank, LC Issuer, Owner Trustee or Indenture Trustee of any instrument or right evidencing the Bank Debt, Reimbursement Agreement Debt or Lease Claims to any Person, and each of the May, 2000 Lenders agrees that the provisions of this Agreement apply regardless of any sale, transfer, pledge, assignment, hypothecation or other disposition by such May, 2000 Lender of any instrument or right evidencing the May, 2000 Debt to any Person. Each Secured Party agrees that it shall not sell, transfer, assign or otherwise dispose of any interest in any Secured Obligation unless the buyer, transferee or assignee assumes in writing the obligations of such Secured Party under this Agreement; provided, however, that the foregoing shall not prohibit any Secured Party from pledging or otherwise granting a security interest in any Secured Obligation so long as the pledgee or other secured party, as a condition to its retaining or further transferring such Secured Obligation by way of enforcement of such pledge or other security interest, assumes or causes its transferee to assume in writing the obligations of such Secured Party under this Agreement.

                  (b) No Secured Party (other than the Owner Trustee or Indenture Trustee) may sell any Secured Obligation or any interest therein to the Company or any Subsidiary or affiliate of the Company, or accept any payment of a Secured Obligation from an affiliate of the Company that is not a Guarantor of the applicable Secured Obligation, without the consent of the Requisite Parties. The Agent Bank shall require each Bank becoming a party to the Credit Agreement after the date of this Agreement to execute and deliver to the other parties hereto a counterpart of this Agreement. Any Note Holder assigning all or a portion of its note shall require its assignee to execute and deliver to all other parties hereto a counterpart of this Agreement. The May, 2000 Agent shall require each May, 2000 Lender becoming a party to the May, 2000 Credit Agreement after the execution of the May, 2000 Credit Agreement to execute and deliver to the other parties hereto a counterpart of this Agreement.

                  (c) Nothing contained in this ss.11.3 shall permit any assignment of any Secured Obligation created or evidenced by any Credit Document if such assignment is not otherwise permitted by that Credit Document.

         ss.11.4. Notices. All notices and other communications made or required to be given pursuant to this Agreement or the Security Documents shall be in writing and shall be delivered in hand, mailed by United States registered or certified first class mail, postage prepaid, sent by overnight courier or sent by telecopy, confirmed by delivery via courier or postal service, addressed as set forth on Schedule 11.4 hereto or to such other address or addresses as any such party shall specify by notice given to the other parties. Any such notice and other communications shall be deemed to have been duly given or made and to have become effective (i) if delivered by hand, overnight courier or facsimile, at the time of the receipt thereof, and (ii) if sent by registered or certified first class mail postage prepaid, on the fourth (4th) business day following the mailing thereof; provided, however, that a Notice of Actionable Default or any other notice to be delivered to the Collateral Agent pursuant to the terms of this Agreement shall not be deemed to have been received by a Responsible Officer of the Collateral Agent until the Collateral Agent actually receives such notice. Any party hereto (other than the Collateral Agent) that is required or permitted to give notice to any other party hereto may, in lieu of giving such notice directly to such other party, give such notice to the Collateral Agent for delivery to such other party or parties, provided that (a) the party giving such notice shall expressly instruct the Collateral Agent in writing as to which parties to deliver such notice to, (b) the Collateral Agent shall give such notice within two (2) Business Days after receiving such request, and (c) such notice will only be deemed to have been given (in accordance with clauses
(i) and (ii) of the preceding sentence) to the recipients thereof after such notice was given by the Collateral Agent, rather than when such request was made to the Collateral Agent.

       ss.11.5.  Termination.
                 -----------

                  (a) The security interests created by the Security Documents, including the security interest of the Collateral Agent, shall terminate and all right, title and interest in the Collateral shall revert to the Company and its successors and assigns upon the satisfaction of each of the following six conditions:

                         (i) receipt by the Collateral Agent from the Agent Bank
                    of notice stating that either:

                    (A) the Bank  Debt has been paid in full,  in cash,  and all commitments under the Credit Agreement have terminated, been canceled or been reduced to zero; or

                    (B) the Bank Debt no longer constitutes a Secured Obligation under the Security Documents; and

                         (ii) receipt by the  Collateral  Agent from each of the
                    Note Holders of notice that either:

                    (A) the Note Debt held by such Note Holders has been paid in full, in cash, in accordance with the Note Purchase Agreement; or

                    (B) the  Note  Debt  held by such  Note  Holders  no  longer constitutes a Secured  Obligation  under the Security  Documents;
               and

                    (iii) receipt by the Collateral Agent from each of the LC Issuers of notice stating that:

                    (A) the  Reimbursement  Obligations due to it have been paid in full, in cash, and it has no Outstanding  IRB LC Exposure;  or
               --

                    (B) the Reimbursement Obligations due to it no longer constitute a Secured Obligation under the Security Documents; and

                         (iv) receipt by the Collateral Agent from the Owner Trustee and Indenture Trustee of notice that either:

                    (A) the Lease  Claims  have been paid in full,  in cash,  in accordance with the Lease Documents; or

                    (B)  the  Lease  Claims  no  longer   constitute  a  Secured
               Obligation under the Security Documents; and

                         (v) receipt by the Collateral  Agent from the May, 2000
                    Agent of notice stating that either:

                    (A) the May, 2000 Debt has been paid in full,  in cash,  and all commitments under the May, 2000 Credit Agreement have terminated, been canceled or been reduced to zero; or

                    (B) the May,  2000  Debt no  longer  constitutes  a  Secured
               Obligation under the Security Documents; and

                         (vi) payment in full in cash of all amounts owed to the
                    Collateral Agent pursuant to ss.5.5 and ss.5.7.

         The Secured Parties agree, severally and not jointly, to provide the notices contemplated by ss.11.5(a)(i), ss.11.5(a)(ii), ss.11.5(a)(iii), ss.11.5(a)(iv), and ss.11.5(a)(v) under the circumstances provided in Clause (A) of such Sections for such notices to be capable of being given, upon the Company's request and in any event as if ss.9-208 of the Uniform Commercial Code as in effect in the State of New York on the date hereof were applicable to them as direct secured parties.

                  (b) Upon the termination of the Collateral Agent's security interest and the release of the Collateral in accordance with subsection (a) of this ss.11.5, the Collateral Agent will promptly, at the Company's written request and expense, (i) execute and deliver to the Company or BSE, as applicable, such documents as the Company or BSE, as applicable, shall reasonably request to evidence the termination of such security interest, the release of the Collateral or the discharge of the Guaranties and (ii) deliver or cause to be delivered to the Company or BSE, as applicable, all property of the Company or BSE, as applicable, constituting Collateral then held by Collateral Agent or any agent thereof.

                  (c) This Agreement shall terminate automatically when the security interests granted under the Security Documents have terminated and the Collateral has been released to the Company and BSE by the Collateral Agent as provided in the foregoing provisions of this ss.11.5.

                  (d) If, at any time, any payment made or value received with respect to any Secured Obligation must be returned by the Secured Party receiving the same upon the insolvency, bankruptcy or reorganization of the Company or any Guarantor, or otherwise, with the effect as though such payment had not been made or value received, the security interest in the Collateral created by the Security Documents in favor of the Collateral Agent and the rights of the Collateral Agent to act as agent hereunder and to receive amounts pursuant to this Agreement shall be reinstated to the extent those rights had previously been terminated. In such event each Secured Party (other than the Owner Trustee and the Indenture Trustee) agrees that it will pay to the other Secured Parties such amounts so that, after giving effect to the payments hereunder by all Secured Parties, the amounts received by all Secured Parties are not in excess of the amounts to be paid to them hereunder as though any payment so returned had not been made.

                  (e) Notwithstanding the foregoing, ss.5.5, ss.5.6 and ss.5.7 of this Agreement shall survive, and remain operative and in full force and effect, regardless of the termination of this Agreement.

ss.11.6.  Applicable  Law.

THIS AGREEMENT SHALL BE CONSTRUED IN ACCORDANCE WITH AND GOVERNED BY THE LAWS OF THE STATE OF NEW YORK (WITHOUT REFERENCE TO ITS CONFLICT OF LAWS PRINCIPLES).

ss.11.7. Waiver of Rights. Neither any failure nor any delay on the part of any party hereto in exercising any right, power or privilege hereunder shall operate as a waiver thereof, and a single or partial exercise thereof shall not preclude any other or further exercise or the exercise of any other right, power or privilege.

ss.11.8. Severability. In case any one or more of the provisions contained in this Agreement should be invalid, illegal or unenforceable in any respect, the validity, legality and enforceability of the remaining provisions contained herein shall not in any way be affected or impaired thereby. The parties shall endeavor in good faith negotiations to replace the invalid, illegal or unenforceable provisions with valid provisions the economic effect of which comes as close as possible to that of the invalid, illegal or unenforceable provision.

ss.11.9.   Counterparts.   This  Agreement  may  be  executed  in  two  or  more
counterparts, each of which shall constitute an original, but all of which, when taken together, shall constitute but one instrument.

ss.11.10. Section Headings. The section headings used herein are for convenience of reference only and are not to affect the construction of or be taken into consideration in interpreting this Agreement.

ss.11.11. Additional Fees. Contemporaneously with the execution hereof, the Company (a) shall pay all reasonable counsel fees of the Owner Trustee, the Indenture Trustee, the Lenders and the Owner Participants under the Indenture in connection with the negotiation and execution of this Agreement. In addition, the Company and the Guarantors shall pay all on-going fees and expenses (including any fees and expenses of counsel) of the Owner Trustee, the Indenture Trustee, the Owner Participants and the Lenders to enforce this Agreement, and
(b) agree, notwithstanding any language to the contrary contained herein or in the Lease Documents, to indemnify the Owner Participants against any adverse tax consequences resulting from the Owner Trustee's entering into this Agreement, or the Waiver and Amendment No. 1 to the Melt Shop Equipment Financing Documents dated as of the date hereof among the Company, the Owner Trustee, the Indenture Trustee, the Owner Participants, and the Lenders. The parties hereto acknowledge that the Owner Participants and the Lenders are third party beneficiaries of this ss.11.11 and agree not to amend this ss.11.11 as it pertains to the Owner Participants and the Lenders without their prior written consent. The Company acknowledges and agrees that, in executing and delivering this Agreement to the other parties hereto and in performing its obligations hereunder, the Indenture Trustee and Owner Trustee shall be entitled to all of the rights and benefits afforded to the Indenture Trustee and Owner Trustee under the Lease Documents, including, without limitation, the Company's indemnification obligations under
Section 7.2 of the Participation Agreement, as such term is defined in the Indenture, and the limitations on liability provided under Section 10.11(a) of the Participation Agreement and Section 5.04 of the Indenture, and the Company hereby agrees that its indemnification of the Indenture Trustee and Owner Trustee under Section 7.2 of the Participation Agreement shall include, subject to the provisions of Section 7.2(d) thereof, any and all Claims (as defined therein) arising out of the Indenture Trustee's and Owner Trustee's execution, delivery and performance of its obligations under this Agreement.

ss.11.12. Complete Agreement. This Agreement constitutes the entire agreement among the parties hereto with respect to the subject matter hereof and
supersedes  and  all  other  prior  representations,   negotiations,   writings,
memoranda and agreements. To the extent any provision of this Agreement conflicts with the Credit Agreement, the Note Purchase Agreements, the May, 2000 Credit Documents, or any other Credit Document (other than the Lease Documents), as between the Secured Parties the provisions of this Agreement shall be controlling. Nothing in this Agreement, expressed or implied, is intended to confer upon any person other than the parties hereto any rights or remedies under or by reason of this Agreement.

ss.11.13. No Recourse to the Owner Trustee or Indenture Trustee. It is expressly understood and agreed by the parties hereto that, subject to the proviso contained in this ss.11.13, all representations, warranties and agreements of the Owner Trustee and Indenture Trustee hereunder shall be binding upon the Owner Trustee and Indenture Trustee, only in their respective capacities as Owner Trustee and Indenture Trustee and (except as expressly provided herein) the Owner Trustee and Indenture Trustee shall not be liable in their respective individual capacities for any breach thereof, except for their gross negligence or willful misconduct, or for breach of their respective agreements, representations and warranties contained herein, except to the extent agreed or made in their respective individual capacities; provided, however, that nothing in this ss.11.13 shall be construed to limit in scope or substance those representations and warranties of the Owner Trustee or Indenture Trustee made expressly in its individual capacity set forth herein. The terms "Owner Trustee" and "Indenture Trustee" as used in this Agreement shall include any successor thereto as Owner Trustee or Indenture Trustee.

ss.11.14. Interpretation of Concurrent Documents Without limiting the scope of the Collateral Agent Substitution Agreement (the "Collateral Agent Substitution Agreement") dated November 12, 1999 by and among State Street Bank and Trust Company, SouthTrust Bank, National Association, the Secured Parties who are parties thereto, the Company and the Guarantors (including, by virtue of its becoming a party thereto on the date hereof, BSE), the parties hereto who are parties thereto agree to be bound by and shall comply with Section 4(b) of the Collateral Agent Substitution Agreement.

[Remainder of page left intentionally blank; next page is the signature page.]

                  IN WITNESS WHEREOF, the Collateral Agent Bank, the Collateral Agent, the Agent Bank, the Banks, the Note Holders, the May, 2000 Agent, the May, 2000 Lenders, the LC Issuers, the Owner Trustee, the Indenture Trustee, the Company and each of the Guarantors have caused this Collateral Agency and Intercreditor Agreement to be duly executed by their duly authorized officers, all as of the day and year first above written.


                SOUTHTRUST BANK, National
                Association, in its capacity as Collateral Agent and Collateral Agent Bank

                By:      /s/  Virginia Petty
                         -------------------
                Name:         Virginia Petty
                Title:        AVP


                BANK OF AMERICA, N.A.
                in its capacity as Agent Bank
                and May, 2000 Agent


                By:      /s/  Jay T. Wampler
                         -------------------
                Name:         Jay T. Wampler
                Title:        Managing Director


                BANK OF AMERICA, N.A.,
                in its capacity as Bank, LC Issuer,
                and May, 2000 Lender


                By:      /s/  Jay T. Wampler
                         -------------------
                Name:         Jay T. Wampler
                Title:        Managing Director



                PNC BANK, NATIONAL ASSOCIATION, as LC Issuer

                By:      /s/  Martin E. Mueller
                         -------------------------
                Name:         Martin E. Mueller
                Title:        Vice President

                PNC BANK, NATIONAL ASSOCIATION,
                in its capacity as Bank and
                as May 2000 Lender

                By:      /s/  Martin E. Mueller
                              -----------------
                Name:         Martin E. Mueller
                Title:        Vice President



                FIRST UNION NATIONAL BANK,
                in its capacity as Indenture Trustee


                By:      /s/  Robert Ashbaugh
                         --------------------
                Name:         Robert Ashbaugh
                Title:        Vice President


                CHASE MANHATTAN TRUST COMPANY, NATIONAL ASSOCIATION as Successor to PNC BANK, NATIONAL ASSOCIATION, in its capacity as Owner Trustee


                By:      /s/  Jack R. Cornwall
                         ---------------------
                Name:         Jack R. Cornwall
                Title:        Vice President



                THE BANK OF NOVA SCOTIA,
                in its capacity as Bank and
                       as May 2000 Lender


                By:      /s/  Pieter J. Van Schaick
                         --------------------------
                Name:         Pieter J. Van Schaick
                Title:        Relationship Manager


                THE BANK OF TOKYO-MITSUBISHI,
                LTD, in its capacity as Bank and
                as May 2000 Lender

                By:      /s/  Gary L. England
                         --------------------
                Name:         G. England
                Title:        V.P. & Manager


                CIBC, INC.,
                in its capacity as Bank and
                as May 2000 Lender


                By:      /s/  Ronald E. Spitzer
                         ----------------------
                Name:         Ronald E. Spitzer
                Title:        Agent


                AMSOUTH BANK,
                in its capacity as Bank and
                as May 2000 Lender



                By:      /s/  Darlene E. Chandler
                              -------------------
                Name:         Darlene E. Chandler
                Title:        Vice President


                DG BANK DEUTSCHE  GENOSSENSCHAFTSBANK  CAYMAN ISLAND BRANCH,  in
               its capacity as Bank and as May 2000 Lender

                By:      /s/  J.W. Somers          Kurt A. Morris
                         ----------------          -----------------
                Name:         J.W. Somers          Kurt A. Morris
                Title:        S.V.P.               Vice President


                GENERAL ELECTRIC CAPITAL CORPORATION,
                in its capacity as Bank and as May 2000 Lender


                By:      /s/  Gregory L. Hong
                         --------------------
                Name:         Gregory L. Hong
                Title:        Duly Authorized Signatory


                BANK ONE, NA,
                in its capacity as Bank and
                as May 2000 Lender

                By:      /s/  Richard Babcock
                         --------------------
                Name:         Richard Babcock
                Title:        Vice President


                THE SANWA BANK, LIMITED,
                in its capacity as Bank and
                as May 2000 Lender


                By:      /s/  John T. Fenney
                         -------------------
                Name:         John T. Fenney
                Title:        Vice President


                UBS AG, STAMFORD BRANCH,
                in its capacity as Bank and
                as May 2000 Lender


                By:      /s/  Marco Breitenmoser
                         -----------------------
                Name:         Marco Breitenmoser
                Title:        Director - Recovery Management


                By:      /s/  Dorothy McKinley
                         ---------------------
                Name:         Dorothy McKinley
                Title:        Director - Loan Portfolio Support U.S.



                Very truly yours,

                PRINCIPAL LIFE INSURANCE COMPANY (f/k/a Principal Mutual Life Insurance Company) By: Principal Capital Management, LLC, A Delaware limited liability company, Its authorized signatory

                By:      /s/  Sarah J. Pitts
                         -------------------
                Name:         Sarah J. Pitts
                Title:        Counsel


                By:      /s/  James C. Fifield
                         ---------------------
                Name:         James C. Fifield
                Title:        Counsel

                PRINCIPAL LIFE INSURANCE COMPANY, ON BEHALF OF ONE OR MORE SEPARATE ACCOUNTS

                By:  Principal Capital Management, LLC,
                     a Delaware limited liability company,
                     Its authorized signatory

                By:      /s/  Sarah J. Pitts
                         -------------------
                Name:         Sarah J. Pitts
                Title:        Counsel

                By:      /s/  Debra Svoboda Epp
                         ----------------------
                Name:         Debra Svoboda Epp
                Title:        Counsel


                J. ROMEO & CO., as nominee for MONY LIFE  INSURANCE COMPANY

                By:      /s/  Peter Coccia
                         -----------------
                Name:         Peter Coccia
                Title:        Partner


                THE CANADA LIFE ASSURANCE COMPANY
                (J. ROMEO & CO. as nominee)

                By:      /s/  Kevin Phelan
                         -----------------
                Name:         Kevin Phelan
                Title:        Assistant Treasurer


                CANADA LIFE INSURANCE COMPANY OF NEW YORK
                (J. ROMEO & CO. as nominee)

                By:      /s/  Peter Coccia
                         -----------------
                Name:         Peter Coccia
                Title:        Partner


                CANADA LIFE INSURANCE COMPANY OF AMERICA
                (J. ROMEO & CO. as nominee)

                By:      /s/  Peter Coccia
                         -----------------
                Name:         Peter Coccia
                Title:        Partner


                GENERAL ELECTRIC CAPITAL ASSURANCE COMPANY (formerly known as Great Northern Insured Annuity Corporation)


                By:      /s/  Morian C. Mooers
                         ---------------------
                Name:         Morian C. Mooers
                Title:        Investment Officer


                ALEXANDER HAMILTON LIFE INSURANCE COMPANY OF AMERICA


                By:      /s/  Robert E. Whalen, II
                         -------------------------
                Name:         Robert E. Whalen, II
                Title:        Vice President


                JEFFERSON PILOT LIFEAMERICA INSURANCE COMPANY


                By:      /s/  Robert E. Whalen, II
                         -------------------------
                Name:         Robert E. Whalen, II
                Title:        Vice President



                PIONEER MUTUAL LIFE INSURANCE COMPANY

                By:      American United Life Insurance Company

                By:      /s/  Kent R. Adams
                         ------------------
                Name:         Kent R. Adams
                Title:        Vice President, American United Life
                              Insurance Company as Agent for Pioneer
                              Mutual Life Insurance Company


                JEFFERSON-PILOT LIFE INSURANCE COMPANY


                By:      /s/  Robert E. Whalen, II
                         -------------------------
                Name:         Robert E. Whalen, II
                Title:        Vice President



                THE EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES

                By:      /s/  Robert Bayer
                         -----------------
                Name:         Robert Bayer
                Title:        Investment Officer


                SUN LIFE ASSURANCE COMPANY OF CANADA


                By:      /s/  John N. Whelihan
                         ---------------------
                Name:         John N. Whelihan
                Title:        Vice President, U.S. Private Placements -
                              for President


                By:      /s/  Roy P. Creedon
                         -------------------
                Name:         Roy P. Creedon
                Title:        Assistant Vice President and
                             Counsel - for Secretary



                SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

                By:      /s/  John N. Whelihan
                         ---------------------
                Name:         John N. Whelihan
                Title:        Vice President, U.S. Private Placements -
                              for President


                By:      /s/  Roy P. Creedon
                         -------------------
                Name:         Roy P. Creedon
                Title:        Assistant Vice President and
                             Counsel - for Secretary


                SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK


                By:      /s/  John N. Whelihan
                         ---------------------
                Name:         John N. Whelihan
                Title:        Vice President, U.S. Private Placements -
                              for President

                By:      /s/  Roy P. Creedon
                         -------------------
                Name:         Roy P. Creedon
                Title:        Assistant Vice President and
                             Counsel - for Secretary


                CENTURY INDEMNITY COMPANY
                By:  CIGNA Investments, Inc., its authorized agent


                By:      /s/  Stephen H. Wilson
                         ----------------------
                Name:         Stephen H. Wilson
                Title:        Managing Director


                ACE PROPERTY AND CASUALTY
                INSURANCE COMPANY
                By CIGNA Investments, Inc., its authorized agent


                By:      /s/  Stephen H. Wilson
                         ----------------------
                Name:         Stephen H. Wilson
                Title:        Managing Director


                LIFE INSURANCE COMPANY OF NORTH AMERICA
                By CIGNA Investments, Inc., its authorized agent

                By:      /s/  Stephen H. Wilson
                         ----------------------
                Name:         Stephen H. Wilson
                Title:        Managing Director


                CONNECTICUT GENERAL
                LIFE INSURANCE COMPANY
                By CIGNA Investments, Inc., its authorized agent


                By:      /s/  Stephen H. Wilson
                         ----------------------
                Name:         Stephen H. Wilson
                Title:        Managing Director


                PROVIDENT MUTUAL LIFE INSURANCE COMPANY


                By:      /s/  Christopher J. Grant
                         -------------------------
                Name:         Christopher J. Grant
                Title:        Investment Officer


                THE NORTHWESTERN MUTUAL LIFE
                INSURANCE COMPANY

                By:      /s/  Richard A. Strait
                         ----------------------
                Name:         Richard A. Strait
                Title:        Its Authorized Representative


                GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY


                By:      /s/  Wayne T. Hoffman
                         ---------------------
                Name:         Wayne T. Hoffman
                Title:        Investments

                By:      /s/  Julie Bock
                         ---------------
                Name:         Julie Bock
                Title:        Asst. Vice President


                PHOENIX HOME LIFE MUTUAL INSURANCE COMPANY


                By:      /s/  Christopher Wilkos
                         -----------------------
                Name:         Christopher Wilkos
                Title:        Vice President, Corporate Portfolio
                              Management - Phoenix Home Life


                J. ROMEO & CO. as nominee for MONY LIFE INSURANCE COMPANY

                By:      /s/  Peter Coccia
                         -----------------
                Name:         Peter Coccia
                Title:        Partner


                THE STATE LIFE INSURANCE COMPANY
                By:      American United Life Insurance Company, its agent

                By:      /s/  Christopher D. Pahlke
                         --------------------------
                Name:    Christopher D. Pahlke
                Title:   Vice President Private Placements


                AMERICAN UNITED LIFE INSURANCE COMPANY


                By:      /s/  Christopher D. Pahlke
                         --------------------------
                Name:         Christopher D. Pahlke
                Title:        Vice President Private Placements


                AMERITAS LIFE INSURANCE CORP.
                By:  Ameritas Investment Advisors Inc.,
                     as Agent

                By:      /s/  Patrick J. Henry
                         ---------------------
                Name:         Patrick J. Henry
                Title:        Vice President - Fixed Income Securities


                ACACIA LIFE INSURANCE COMPANY
                By:  Ameritas Investment Advisors Inc., as Agent


                By:      /s/  Patrick J. Henry
                         ---------------------
                Name:         Patrick J. Henry
                Title:        Vice President - Fixed Income Securities

                THE GREAT-WEST LIFE ASSURANCE COMPANY

                By:      /s/  B.R. Allison
                         -----------------
                Name:         B.R. Allison
                Title:        Director, Bond Investments

                By:      /s/  P. G. Munro
                         ----------------
                Name:         P. G. Munro
                Title:        Executive Vice President
                            Chief Investment Officer



                NATIONWIDE LIFE INSURANCE COMPANY


                By:      /s/  Mark W. Poeppelman
                         -----------------------
                Name:         Mark W. Poeppelman
                Title:        Associate Vice President


                NATIONWIDE LIFE INSURANCE COMPANY (as successor to EMPLOYERS LIFE INSURANCE COMPANY OF WAUSAU)


                By:      /s/  Mark W. Poeppelman
                         -----------------------
                Name:         Mark W. Poeppelman
                Title:        Associate Vice President


                MINNESOTA LIFE INSURANCE COMPANY
                By: Advantus Capital  Management, Inc.


                By:      /s/  Steven S. Nelson
                         ---------------------
                Name:         Steven S. Nelson
                Title:        Vice President



                FEDERATED MUTUAL INSURANCE COMPANY
                By: Advantus Capital Management, Inc.


                By:      /s/  Loren Haugland
                         -------------------
                Name:         Loren Haugland
                Title:        Vice President


                FEDERATED LIFE INSURANCE COMPANY
                By: Advantus Capital Management, Inc.


                By:      /s/  Wayne R. Schmidt
                         ---------------------
                Name:         Wayne R. Schmidt
                Title:        Vice President


                THE RELIABLE LIFE INSURANCE COMPANY
                By:  Advantus Capital Management, Inc.

                By:      /s/  Jeffrey R. Erickson
                         ------------------------
                Name:         Jeffrey R. Erickson
                Title:        Vice President


                NATIONAL TRAVELERS LIFE COMPANY
                By: Advantus Capital Management, Inc.


                By:      /s/  Joseph R. Betlej
                         ---------------------
                Name:         Joseph R. Betlej
                Title:        Vice President



                GUARANTEE RESERVE LIFE INSURANCE COMPANY
                By: Advantus Capital Management, Inc.


                By:      /s/  Marilyn Froelich
                         ---------------------
                Name:         Marilyn Froelich
                Title:        Vice President



                MTL INSURANCE COMPANY
                By: Advantus Capital Management, Inc.


                By:      /s/  Thomas G. Meyer
                         --------------------
                Name:         Thomas G. Meyer
                Title:        Vice President




                BERKSHIRE LIFE INSURANCE COMPANY


                By:      /s/  Ellen I. Whittaker
                         -----------------------
                Name:         Ellen I. Whittaker
                Title:        Senior Investment Officer



                THE LINCOLN NATIONAL LIFE INSURANCE COMPANY
                By:  Lincoln Investment Management, Inc., Its
                     Attorney-In-Fact


                By:      /s/  Annette M. Teders
                         ----------------------
                Name:         Annette M. Teders
                Title:        Vice President




                TEACHERS INSURANCE AND ANNUITY ASSOCIATION OF AMERICA

                By:      /s/  Roi G. Chandy
                         ------------------
                Name:         Roi G. Chandy
                Title:        Director, Special Situations



         ACCEPTED AND AGREED TO:

         BIRMINGHAM STEEL CORPORATION


         By:        /s/  J. Daniel Garrett
                    ----------------------
         Name:           J. Daniel Garrett
         Title:          Vice President - Finance


         AMERICAN STEEL & WIRE CORPORATION
         BIRMINGHAM EAST COAST HOLDINGS, LLC
         NORFOLK STEEL CORPORATION
         PORT EVERGLADES STEEL CORPORATION
         BIRMINGHAM RECYCLING INVESTMENT COMPANY
         MIDWEST HOLDINGS, INC.
         CUMBERLAND RECYCLERS, LLC


         By:        /s/  J. Daniel Garrett
                    ----------------------
         Name:           J. Daniel Garrett
         Title:          Vice President - Finance

         BIRMINGHAM SOUTHEAST, LLC


         By:        /s/  J. Daniel Garrett
                    ----------------------
         Name:           J. Daniel Garrett
         Title:          Vice President - Finance

                                  Schedule B-2

                                                         SCHEDULE B



Amended and Restated Collateral Agency and Intercreditor Agreement (with respect to the agreement initially dated as of October 12, 1999)

Amended and Restated Collateral Agency and Intercreditor Agreement (with respect to the agreement initially dated as of November 12, 1999)

First Amendment to Collateral Agent Substitution Agreement

Letter   Agreement  re  Omnibus  Collateral   Agreement  (with  respect  to  the
         agreement initially dated as of October 12, 1999)

Letter   Agreement  re  Omnibus  Collateral   Agreement  (with  respect  to  the
         agreement initially dated as of November 12, 1999)

Seventh Amendment to Credit Agreement

Second Amendment to 1993 Note Purchase Agreements

Second Amendment to 1995 Note Purchase Agreements

Fourth Amendment to PNC Reimbursement Agreement

Amendment to Memphis Equipment Lease Agreement

Side Letter regarding Cleveland Facility and Minimum SBQ Division EBITDA

Exhibit No. 10.25



                        $25,000,000

                     CREDIT AGREEMENT


                 Dated as of May 15, 2000


                       by and among

                             ,
                        as Borrower

          The financial institutions party hereto
        and their assignees under Section 12.5.(d),
                         as Lenders,

                            and

                  BANK OF AMERICA, N.A.,
                         as Agent



===============================================================================

                               TABLE OF CONTENTS*

Article I.
         Definitions..........................................................iv

         Section 1.1. Definitions.............................................iv
         Section 1.2. General...............................................xvii

Article II. Credit
         Facility..........................................................xviii

         Section 2.1.  Revolving Loans.....................................xviii
         Section 2.2.  Rates and Payment of Interest on Loans................xix
         Section 2.3.  Number of Interest Periods............................xix
         Section 2.4.  Repayment of Loans....................................xix
         Section 2.5.  Prepayments............................................xx
         Section 2.6.  Expiration of Interest Period..........................xx
         Section 2.7.  Notes..................................................xx

Article III. Payments and Other GeneralProvisions............................xxi

         Section 3.1.  Payments..............................................xxi
         Section 3.2.  Pro Rata Treatment....................................xxi
         Section 3.3.  Sharing of Payments,Etc...............................xxi
         Section 3.4.  Several Obligations..................................xxii
         Section 3.5.  Minimum Amounts......................................xxii
         Section 3.6.  Computations.........................................xxii
         Section 3.7.  Usury................................................xxii
         Section 3.8.  Agreement Regarding Interest and Charges............xxiii
         Section 3.9.  Statements of Account...............................xxiii
         Section 3.10. Defaulting Lenders..................................xxiii
         Section 3.11. Taxes................................................xxiv

Article IV. Yield Protection, Etc...........................................xxvi

         Section 4.1.  Additional Costs; Capital Adequacy...................xxvi
         Section 4.2.  Suspension of LIBOR Loans...........................xxvii
         Section 4.3.  Illegality..........................................xxvii
         Section 4.4.  Compensation........................................xxvii
         Section 4.5.  Treatment of Affected Loans........................xxviii
         Section 4.6.  Assumptions Concerning Funding of LIBOR Loans........xxix

Article V. Conditions
         Precedent..........................................................xxix

         Section 5.1.  Initial Conditions Precedent.........................xxix
         Section 5.2.  Conditions Precedent to All Loans...................xxxiv
         Section 5.3.  Termination of Agreement............................xxxiv

Article VI. Representations and Warranties..................................xxxv

         Section 6.1.  Representations and Warranties.......................xxxv
         Section 6.2.  Survival of Representations and Warranties, Etc........xl

Article VII. Affirmative Covenants............................................xl

         Section 7.1.  Preservation of Existence and Similar Matters..........xl
         Section 7.2.  Compliance with Applicable Law and Material
                         Contracts...........................................xli
         Section 7.3.  Visits and Inspections................................xli
         Section 7.4.  Use of Proceeds.......................................xli
         Section 7.5.  Environmental Matters................................xlii
         Section 7.6.  Further Assurances...................................xlii
         Section 7.7.  Agreement to Provide Security........................xlii
         Section 7.8.  Future Real Property................................xliii
         Section 7.9.  Future Intellectual Property........................xliii
         Section 7.10. Certificates Regarding Authorization, Etc...........xliii
         Section 7.11. Appraisals...........................................xliv
         Section 7.12. Incorporation of Certain Covenants of BSC Credit
                         Agreement..........................................xliv

Article VIII.
         Information........................................................xliv

         Section 8.1.  Quarterly Financial Statements.......................xliv
         Section 8.2.  Year-End Statements..................................xliv
         Section 8.3.  Copies of Other Reports...............................xlv
         Section 8.4.  Notice of Litigation and Other Matters................xlv
         Section 8.5.  Other Information....................................xlvi

Article IX. Negative Covenants..............................................xlvi

         Section. 9.1. Transfer of Bonds or Rights Under Certain
                         Documents..........................................xlvi
         Section. 9.2. Amendment of Bond Documents or Lease Documents.......xlvi
         Section 9.3.  Creation or Acquisition of Subsidiaries.............xlvii

Article X.
         Default..........................................................xlviii

         Section 10.1.  Events of Default.................................xlviii
         Section 10.2.  Remedies Upon Event of Default.........................l
         Section 10.3.  Allocation of Proceeds................................li
         Section 10.4.  Performance by Agent.................................lii
         Section 10.5.  Rights Cumulative....................................lii
         Section 10.6.  Rescission of Acceleration by Requisite Lenders......lii

Article XI. The Agent.......................................................liii

         Section 11.1.  Authorization and Action............................liii
         Section 11.2.  Agent's Reliance,Etc................................liii
         Section 11.3.  Notice of Defaults...................................liv
         Section 11.4.  Bank of America as Lender............................liv
         Section 11.5.  Lender Credit Decision, Etc...........................lv
         Section 11.6.  Indemnification of Agent..............................lv
         Section 11.7.  Successor Agent......................................lvi

Article XII.
         Miscellaneous.......................................................lvi

         Section 12.1. Notices...............................................lvi
         Section 12.2. Expenses.............................................lvii
         Section 12.3. Setoff..............................................lviii
         Section 12.4. Litigation; Jurisdiction; Other Matters; Waivers....lviii
         Section 12.5. Successors and Assigns.................................lx
         Section 12.6. Amendments...........................................lxii
         Section 12.7. Nonliability of Agent and Lenders....................lxii
         Section 12.8. Confidentiality.....................................lxiii
         Section 12.9. Indemnification.....................................lxiii
         Section 12.10.Termination; Survival.................................lxv
         Section 12.11.Severability of Provisions............................lxv
         Section 12.12.GOVERNING LAW.........................................lxv
         Section 12.13.Counterparts..........................................lxv
         Section 12.14.No Fiduciary Relationship.............................lxv
         Section 12.15.Limitation of Liability..............................lxvi
         Section 12.16.Entire Agreement.....................................lxvi
         Section 12.17.Construction.........................................lxvi
         Section 12.18.BSC Credit Agreement Provisions......................lxvi
         Section 12.19.  SUBJECT TO INTERCREDITOR AGREEMENT................lxvii

SCHEDULE 1.1(a)                Commitments
SCHEDULE 6.1.(d)               Agreements Limiting Debt
SCHEDULE 6.1.(f)               Title to Properties; Leases
SCHEDULE 6.1.(g)               Debt

EXHIBIT A                      Form of Assignment and Acceptance Agreement
EXHIBIT B                      Form of Notice of Borrowing
EXHIBIT C                      Form of Security Agreement
EXHIBIT D                      Form of Revolving Note
EXHIBIT E                      Form of Guarantee

THIS CREDIT AGREEMENT dated as of May 15, 2000 by and among , a limited liability company organized under the laws of the State of Delaware (the "Borrower"), each of the financial institutions initially a signatory hereto together with their assignees pursuant to Section 12.5.(d), and BANK OF AMERICA, N.A., as Agent.

         WHEREAS, the Lenders desire to make available to the Borrower a $25,000,000 revolving credit facility on the terms and conditions contained herein.

         NOW, THEREFORE, for good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged by the parties hereto, the parties hereto agree as follows:

                              ARTICLE 1 DEFINITIONS

Section 1  Definitions.

         In addition to terms defined elsewhere herein, the following terms shall have the following meanings for the purposes of this Agreement:

         "Accession Agreement" means an Accession Agreement to be executed by a Restricted Subsidiary substantially in the form of Exhibit H to the Omnibus Agreement.

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

         "Affiliate" means, at any time, a Person (other than a Subsidiary) (a) that directly or indirectly through one or more intermediaries controls, or is controlled by, or is under common control with, the Borrower, (b) that beneficially owns or holds 5% or more of any class of the Voting Stock of the Borrower, or (c) 5% or more of the Voting Stock (or in the case of a Person that is not a corporation, 5% or more of the equity interest) of which is beneficially owned by the Borrower or a Subsidiary. For purposes of this definition, "control" (including with correlative meanings, the terms "controlled by" and "under common control with") means the possession directly or indirectly of the power to direct or cause the direction of the management and policies of a Person, whether through the ownership of voting securities or by contract or otherwise. Notwithstanding the foregoing, no Lender shall be considered to be an Affiliate of BSC or the Borrower solely as a result of holding a Warrant or any security issued or issuable upon the exercise of a Warrant.

         "Agent" means Bank of America, N.A., in its capacity as agent for the Lenders under the terms of this Agreement, and any successor agent.

         "Agreement" means this Credit Agreement.

         "Agreement Date" means the date as of which this Agreement is dated.

         "Applicable Law" means all applicable provisions of constitutions, statutes, rules, regulations and orders of all governmental bodies and all orders and decrees of all courts, tribunals and arbitrators.

         "Applicable Margin" means (a) four percent (4.00%) with respect to LIBOR Loans and (b) three percent (3.00%) with respect to Base Rate Loans.

         "Assignee" has the meaning given that term in Section 12.5.(d).

         "Assignment   and  Acceptance   Agreement"   means  an  Assignment  and
Acceptance Agreement among a Lender, an Assignee and the Agent, substantially in the form of Exhibit A.

         "Assignment, Assumption and Security Agreements" means, collectively, the Rolling Mill Assignment, Assumption and Security Agreement and the Casting Mill Assignment, Assumption and Security Agreement.

"Bank of America" means Bank of America, N.A., and its respective successors and assigns.

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

         "BSC" means Birmingham Steel Corporation, a corporation organized under the laws of the State of Delaware, together with its successors and assigns.

         "BSC Credit Agreement" means that certain Credit Agreement dated as of March 17, 1997 by and among BSC, the financial institutions party thereto and their assignees under Section 12.5(d) thereof, PNC Bank, National Association and the Bank of Nova Scotia, as Co-Agents, and Bank of America, formerly known as NationsBank, N.A. (South), as Administrative Agent and Arranger.

         "BSC Credit Agreement Default" means any event or condition set forth in Section 10.1 of the BSC Credit Agreement.

         "BSC Credit Agreement Representations" means the representations and warranties of BSC and its Subsidiaries made or deemed made under the BSC Credit Agreement or any other Loan Document (as defined in the BSC Credit Agreement), including without limitation, the representation and warranties set forth in
Article VI of the BSC Credit Agreement.

         "BSC Guarantee" means (a) that certain Guarantee dated as of October 12, 1999 executed by certain of BSC's Restricted Subsidiaries in favor of the Collateral Agent and the other Secured Parties and (b) that certain Guarantee dated as of November 12, 1999 executed by certain of BSC's Restricted Subsidiaries in favor of the Collateral Agent and the other Secured Parties. So long as both such agreements remain in effect, the term "BSC Guarantee" shall be deemed to be a collective reference to both such agreements. If at any time only one of such agreements shall be in effect, the term "BSC Guarantee" shall be deemed to be a reference to such agreement.

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

         "Cartersville Bond Documents" means (a) the Cartersville Indenture, (b) the Real Property Lease Agreement dated as of December 1, 1998 by and between Development Authority of Bartow County and the Borrower, (c) the Cartersville Equipment Lease, and (d) the other documents, instruments and agreements executed and delivered by the Borrower, Development Authority of Bartow County or SunTrust Bank, Atlanta, as Trustee, in connection with any of the foregoing.

         "Cartersville Bonds" means the "Bonds" under and as defined in the Cartersville Indenture.

         "Cartersville Casting Lease Equipment" means the "Equipment" under and as defined in the Casting Mill Equipment Lease.

         "Cartersville Equipment Lease" means that certain Lease Agreement (Equipment) dated as of December 1, 1998 by and between Development Authority of Bartow County and the Borrower.

         "Cartersville Indenture" means that certain Indenture of Trust dated as of December 1, 1998 by and between Development Authority of Bartow County and SunTrust Bank, Atlanta, as Trustee.

         "Cartersville Indenture Default" means an "Event of Default" under and as defined in the Cartersville Indenture, including, without limitation, any of the events described in Section 1101 thereof.

         "Cartersville Rolling Mill Equipment" means the "Equipment" under and as defined in the Rolling Mill Lease.

         "Casting Mill Assignment, Assumption and Security Agreement" means that certain Assignment, Assumption and Security Agreement dated as of December 31, 1998 by and between the Borrower and NationsBanc Leasing.

         "Casting Mill Equipment Lease" means that certain Equipment Lease Agreement dated as of December 31, 1998 by and among the Borrower and BSC, as lessees, and NationsBanc Leasing, as lessor, including all schedules and riders attached thereto.

         "Casting Mill Lease Default" means a "Default" under and as defined in the Casting Mill Equipment Lease, including, without limitation, any of the events described in Section 15 thereof.

         "Casting Mill Lease Documents" means (a) the Casting Mill Equipment Lease, (b) that certain Purchase Agreement Assignment dated as of December 31, 1998 executed by the Borrower in favor of NationsBanc Leasing, (c) the Casting Mill Assignment, Assumption and Security Agreement, and (d) the other documents, instruments and agreements executed and delivered by the Borrower in connection with any of the foregoing.

         "Collateral" means any Property in which the Collateral Agent holds a Lien as security for any of the Obligations.

         "Collateral Agent" has the meaning given that term in the Intercreditor Agreement.

         "Commitment" means, as to each Lender, such Lender's obligation to make Revolving Loans pursuant to Section 2.1. in an amount up to, but not exceeding, the amount set forth for such Lender on Schedule 1.1.(a) as such Lender's "Commitment Amount" or as set forth in the applicable Assignment and Acceptance Agreement, as the same may be reduced from time to time as appropriate to reflect any assignments to or by such Lender effected in accordance with Section 12.5.

         "Commitment Percentage" means, as to each Lender, the ratio, expressed as a percentage, of (a) the amount of such Lender's Commitment to (b) the aggregate amount of the Commitments of all Lenders hereunder; provided, however, that if at the time of determination the Commitments have terminated or been reduced to zero, the "Commitment Percentage" of each Lender shall be the Commitment Percentage of such Lender in effect immediately prior to such termination or reduction.

         "Convert," "Conversion" and "Converted" each refers to the conversion of a LIBOR Loan into a Base Rate Loan.

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

         "Defaulting Lender" has the meaning set forth in Section 3.10.

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

"Environmental Laws" means any Applicable Law relating to environmental protection or the manufacture, storage, disposal or clean-up of Hazardous Materials including, without limitation, the following: Clean Air Act, 42 U.S.C.ss.7401 et seq; Federal Water Pollution Control Act, 33 U.S.C.ss.1251 et seq.; Solid Waste Disposal Act, 42 U.S.C.ss.6901 et seq.; Comprehensive Environmental Response, Compensation and Liability Act, 42 U.S.C.ss. 9601 et seq.; National Environmental Policy Act, 42 U.S.C.ss.4321 et seq.; regulations of the Environmental Protection Agency and any applicable rule of common law and any judicial interpretation thereof relating primarily to the environment or Hazardous Materials.

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

         "E.S.T." means Charlotte, North Carolina time.

         "Event of Default" means any of the events specified in Section 10.1., provided that any requirement for notice or lapse of time or any other condition has been satisfied.

         "Federal Funds Rate" means, for any day, the rate per annum (rounded upward to the nearest 1/100th of 1%) equal to the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers on such day, as published by the Federal Reserve Bank of New York on the Business Day next succeeding such day, provided that (a) if such day is not a Business Day, the Federal Funds Rate for such day shall be such rate on such transactions on the next preceding Business Day, and (b) if no such rate is so published on such next succeeding Business Day, the Federal Funds Rate for such day shall be the average rate quoted to the Agent by federal funds dealers selected by the Agent on such day on such transaction as determined by the Agent.

         "First Amendment to Memphis Melt Shop Lease" means that certain Waiver and Amendment No. 1 to the Melt Shop Equipment Financing Documents dated as of May 15, 2000 by and among BSC, as Lessee, Chase Manhattan Trust Company, National Association, as Owner Trustee, First Union National Bank, as Indenture Trustee, Bank of America, National Association and AmSouth Leasing, Ltd., each as Owner Participants, and each of the holders of the Equipment Notes issued under the Memphis Melt Shop Indenture and identified on the signature pages thereto.

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

         "Guarantee" means a Guarantee executed by BSC and each of the Guarantors party to the BSC Guarantee pursuant to which each Guarantor guarantees the payment and performance of all of the Obligations, such Guarantee to be substantially in the form of Exhibit E.

         "Guarantor" means each Person that executes, or otherwise becomes a party to, the Guarantee.

         "Hazardous Materials" means all or any of the following: (a) substances that are defined or listed in, or otherwise classified pursuant to, any applicable Environmental Laws as "hazardous substances", "hazardous materials", "hazardous wastes", "toxic substances" or any other formulation intended to define, list or classify substances by reason of deleterious properties such as ignitability, corrosivity, reactivity, carcinogenicity, reproductive toxicity, "TLCP" toxicity, or "EP toxicity"; (b) oil, petroleum or petroleum derived substances, natural gas, natural gas liquids or synthetic gas and drilling fluids, produced waters and other wastes associated with the exploration, development, production or use of crude oil, natural gas or geothermal resources; (c) any flammable substances or explosives or any radioactive materials; (d) asbestos in any form; and (e) electrical equipment which contains any oil or dielectric fluid containing levels of polychlorinated biphenyls in excess of fifty parts per million.

         "Intellectual  Property"  means  all  patents,  licenses,   franchises,
trademarks, trademark rights, trade names, trade name rights, trade secrets and any license agreement relating to any of the foregoing.

         "Intercreditor Agreement" means, collectively, (a) that certain Amended and Restated Collateral Agency and Intercreditor Agreement dated as of May 15, 2000 by and among BSC, each of the Subsidiaries of BSC a party thereto, the Secured Parties described therein and the Collateral Agent, which amended and restated that certain Collateral Agency and Intercreditor Agreement dated as of October 12, 1999 by and among the same parties and (b) that certain Amended and Restated Collateral Agency and Intercreditor Agreement dated as of May 15, 2000 by and among BSC, each of the Subsidiaries of BSC a party thereto, the Secured Parties described therein and the Collateral Agent, which amended and restated that certain Collateral Agency and Intercreditor Agreement dated as of November 12, 1999 by and among the same parties. So long as both such agreements shall remain in effect, the term "Intercreditor Agreement" shall be deemed to be a collective reference to both such agreements. If at any time only one of such agreements shall be in effect, the term "Intercreditor Agreement" shall be deemed to be a reference to such agreement.

         "Interest Period" means, with respect to any LIBOR Loan, each period commencing on the date such LIBOR Loan is made or the last day of the next preceding Interest Period for such Loan and ending on the numerically corresponding day in the first calendar month thereafter, except that each Interest Period that commences on the last Business Day of a calendar month (or on any day for which there is no numerically corresponding day in the appropriate subsequent calendar month) shall end on the last Business Day of the subsequent calendar month. Notwithstanding the foregoing: (i) if any Interest Period would otherwise end after the Termination Date, such Interest Period shall end on the Termination Date; (ii) each Interest Period that would otherwise end on a day which is not a Business Day shall end on the next succeeding Business Day (or, if such next succeeding Business Day falls in the next succeeding calendar month, on the next preceding Business Day); and (iii) notwithstanding the immediately preceding clause (i), no Interest Period for any LIBOR Loan shall have a duration of less than one month and, if the Interest Period for any LIBOR Loan would otherwise be a shorter period, such Loan shall not be available hereunder for such period.

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

         "Loan" means a Revolving Loan.

         "Loan Document" means this Agreement, each Note, the Guarantee, each Security Document, each document, instrument or agreement executed and delivered by the Borrower to or in favor of the Agent in connection with or relating to this Agreement, and each other document or instrument now or hereafter executed and delivered by the Borrower or any Subsidiary to or in favor of the Agent or any Lender in connection with, pursuant to or relating to this Agreement.

         "Material Adverse Effect" means a materially adverse effect on (a) the business, assets, liabilities, financial condition or results of operations of the Borrower and its Subsidiaries taken as a whole, (b) the ability of the Borrower or any Subsidiary to perform its obligations under any Loan Document to which it is a party, (c) the validity or enforceability of any of the Loan Documents, or (d) the timely payment of the principal of or interest on the Loans or other amounts payable in connection therewith.

         "Material Contract" means any contract or other arrangement (other than any of the Loan Documents), whether written or oral, to which the Borrower or any Subsidiary is a party as to which the breach, nonperformance, cancellation or failure to renew by any party thereto could reasonably be expected to have a Material Adverse Effect.

         "Memphis Melt Shop Indenture" means that certain Trust Indenture and Security Agreement dated as of September 30, 1997 by and between Chase Manhattan Trust Company, National Association, as Owner Trustee, and First Union National Bank, as Indenture Trustee.

         "Memphis Melt Shop Lease" means that certain Equipment Lease Agreement dated as of September 30, 1997 by and between Chase Manhattan Trust Company, National Association, as Owner Trustee, as Lessor, and BSC, as Lessee.

         "Mortgages" means separate Deeds to Secure Debt, Deeds of Trust, Mortgages or other similar instruments executed by the Borrower and conveying to the Collateral Agent for the benefit of the Lenders a Lien in each parcel of Real Property of the Borrower, each substantially in the form of the mortgages executed and delivered by BSC in connection with the Intercreditor Agreement and otherwise in form and substance satisfactory to the Collateral Agent, the Agent and the Requisite Lenders (or their respective special counsel).

         "Multiemployer Plan" means a "multiemployer plan" as defined in Section 4001(a)(3) of ERISA to which the Borrower, any of its Subsidiaries or any other ERISA Affiliate is making, or is accruing an obligation to make, contributions or has made, or been obligated to make, contributions.

         "NationsBanc Leasing" means Banc of America Leasing & Capital, LLC, successor to NationsBanc Leasing Corporation, together with its successors and assigns.

         "Note" means a Revolving Note.

         "Note  Purchase  Agreement   Amendments"  means  those  certain  Second
Amendments to Note Purchase Agreements each dated as of May 15, 2000 by and among the parties to the Note Purchase Agreements.

         "Note Purchase Agreement Representations" means the representations and warranties of BSC and its Subsidiaries made or deemed made under the Note Purchase Agreements.

         "Note Purchase Agreements" means, collectively, (a) those certain Note Purchase Agreements dated as of September 1, 1993, with each of the institutions named in Annex 1 thereto, as amended by an Amendment to Note Purchase Agreement dated as of October 18, 1996, an Amendment to 1993 Note Purchase Agreement dated as of December 14, 1998, a Waiver and Third Amendment to 1993 Note Purchase Agreement dated as of October 12, 1999, by the related Amended and Restated Note Purchase Agreement dated as of October 12, 1999 and that certain First Amendment to Note Purchase Agreement dated as of November 12, 1999, under and pursuant to which BSC issued and sold to such institutions an aggregate principal amount of One Hundred Thirty Million Dollars ($130,000,000) of BSC's 10.03% Senior Notes due December 15, 2005; and (b) those certain Note Purchase Agreements dated as of September 15, 1995, as amended by an Amendment to 1995 Note Purchase Agreement dated as of December 14, 1998, by a Waiver and Second Amendment to Note Purchase Agreement dated as of October 12, 1999, by the related Amended and Restated Note Purchase Agreement dated as of October 12, 1999, and by the related First Amendment to Note Purchase Agreement dated as of November 12, 1999, with each of the institutions named in Annex 1 thereto, under and pursuant to which BSC issued and sold to such institutions (i) an aggregate principal amount of Seventy-Six Million Dollars ($76,000,000) of BSC's 9.71% Series A Senior Notes due December 15, 2002, (ii) an aggregate principal amount of Fourteen Million Dollars ($14,000,000) of BSC's 9.82% Series B Senior Notes due December 15, 2005, and (iii) an aggregate principal amount of Sixty Million Dollars ($60,000,000) of BSC's 9.92% Series C Senior Notes due December 15, 2005.

         "Notice of Borrowing" means a notice in the form of Exhibit B to be delivered to the Agent pursuant to Section 2.1.(b) evidencing the Borrower's request for a borrowing of Revolving Loans.

         "Obligations" means, individually and collectively: (a) the aggregate principal balance of, and all accrued and unpaid interest on, all Loans; (b) all other indebtedness, liabilities, obligations, covenants and duties of the Borrower owing to the Agent or any Lender, of every kind, nature and description, under or in respect of this Agreement or any of the other Loan Documents, including, without limitation, all indemnification obligations, whether direct or indirect, absolute or contingent, due or not due, contractual or tortious, liquidated or unliquidated, and whether or not evidenced by any promissory note.

         "Omnibus Agreement" means (a) that certain Omnibus Collateral Agreement dated as of October 12, 1999 executed by BSC and certain Subsidiaries of BSC a party thereto in favor of the Collateral Agent and the Secured Parties identified therein and (b) that certain Omnibus Collateral Agreement dated as of November 12, 1999 executed by BSC and certain Subsidiaries of BSC a party thereto in favor of the Collateral Agent and the Secured Parties identified therein. So long as both such agreements remain in effect, the term "Omnibus Agreement" shall be deemed to be a collective reference to both such agreements. If at any time only one of such agreements shall be in effect, the term "Omnibus Agreement" shall be deemed to be a reference to such agreement.

         "Outstanding Credit" means the aggregate principal amount of all outstanding Revolving Loans.

         "Participant" has the meaning given that term in Section 12.5.(c).

         "PBGC" means the Pension Benefit Guaranty Corporation and any successor agency.

         "Person"  means  an  individual,   corporation,   partnership,  limited
liability company, association, trust or unincorporated organization, or a government or any agency or political subdivision thereof.

         "Post-Default Rate" means, in respect of any principal of any Loan or any other Obligation, a rate per annum equal to two percent (2.0%) plus the interest rate for Base Rate Loans as provided in Section 2.2.(a); provided that, if the amount so in default is the principal of a LIBOR Loan, the "Post-Default Rate" for such principal shall be two percent (2.0%) plus the interest rate for such Loan as provided in Section 2.2.(a).

         "Prime Rate" means the rate of interest per annum announced publicly by the Agent as its prime rate from time to time. The Prime Rate is not necessarily the best or the lowest rate of interest offered by the Agent or any Lender.

         "Principal Office" means the main office of the Agent located in Charlotte, North Carolina, or such other office of the Agent as the Agent may designate from time to time.

         "Property" means any interest in any kind of property or asset, whether real, personal or mixed, and whether tangible or intangible.

         "Real Property" means all real property in which the Borrower holds any fee simple interest or estate for years, together with all of the Borrower's interest in all improvements thereon, including without limitation, all real property associated with the Borrower's facilities located in Cartersville, Georgia and Jackson, Mississippi.

         "Register" has the meaning given that term in Section 12.5.(e).

         "Regulatory Change" means, with respect to any Lender, any change effective after the Agreement Date in Applicable Law (including without limitation, Regulation D of the Board of Governors of the Federal Reserve System) or the adoption or making after such date of any interpretation, directive or request applying to a class of financial institutions, including such Lender, of or under any Applicable Law (whether or not having the force of law and whether or not failure to comply therewith would be unlawful) by any Governmental Authority or monetary authority charged with the interpretation or administration thereof or compliance by any Lender with any request or directive regarding capital adequacy.

         "Reimbursement Agreement Amendment" means that certain Fourth Amendment to Reimbursement Agreement dated as of May 15, 2000 by and between BSC and PNC Bank, National Association.

         "Requisite Lenders" means, as of any date, Lenders having more than 66-2/3% of the aggregate amount of the Commitments, or, if the Commitments have been terminated or reduced to zero, Lenders holding more than 66-2/3% of the principal amount of the Loans.

         "Restricted Subsidiary" has the meaning given that term in the BSC Credit Agreement.

         "Revolving Loan" means a loan made by the Lenders to the Borrower pursuant to Section 2.1.(a).

         "Revolving Note" has the meaning given that term in Section 2.7.(a).

         "Rolling Mill Assignment, Assumption and Security Agreement" means that certain Assignment, Assumption and Security Agreement dated as of June 29, 1999 by and between the Borrower and the Rolling Mill Lease Trustee.

         "Rolling Mill Lease" means that certain Equipment Lease Agreement dated as of June 29, 1999 by and among the Borrower and BSC, as lessees, and the Rolling Mill Lease Trustee, in its capacity as Owner Trustee under and as defined in the Rolling Mill Trust Agreement.

         "Rolling Mill Lease Default" means a "Default" under and as defined in the Rolling Mill Lease, including, without limitation, any of the events described in Section 15 thereof.

         "Rolling Mill Lease Documents" means (a) the Rolling Mill Lease, (b) that certain Purchase Agreement Assignment dated as of June 29, 1999 executed by the Borrower in favor of the Rolling Mill Lease Trustee, (c) the Rolling Mill Assignment, Assumption and Security Agreement, and (d) the other documents, instruments and agreements executed and delivered by the Borrower in connection with any of the foregoing.

         "Rolling Mill Lease Trustee" means First Security National Bank Association, its successors and assigns.

         "Rolling Mill Owner Participants" means each of the Owner Participants under and as defined in the Rolling Mill Trust Agreement.

         "Rolling Mill Trust Agreement" means that certain Trust Agreement (Birmingham Steel Trust No. 99-1) dated as of June 29, 1999 among each of the Rolling Mill Owner Participants a party thereto and the Rolling Mill Lease Trustee.

         "Securities Act" means the Securities Act of 1933, as amended from time to time, together with all rules and regulations issued thereunder.

         "Security" means a "security" as defined by Section 2(1) of the Securities Act.

         "Security Agreement" means a Security Agreement executed by the Borrower conveying to the Collateral Agent a Lien in, subject to the limitations of Section 7.7., all personal Property of the Borrower, such Security Agreement to be substantially in the form of Exhibit C.

         "Security Document" means the Security Agreement, any Mortgage, the Guarantee, and any and all other instruments or agreements pursuant to which a Lien is created or arises, or a guaranty is provided for, in favor of the Collateral Agent, the Agent or any Lender to secure or guarantee any of the Obligations.

         "Seventh Amendment to BSC Credit Agreement" means a Seventh Amendment to Credit Agreement by and among various parties to the BSC Credit Agreement.

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

         "Subsidiary" means with respect to a Person, at any time, a corporation, partnership, limited liability company or other business entity of which such Person owns, directly or indirectly, more than 50% (by number of votes) of each class of Voting Stock at such time.

         "Taxes" has the meaning given that term in Section 3.11.

         "Termination Date" means January 31, 2002; provided, however, if the Lenders shall have received satisfactory evidence that either (a) Chase Manhattan Trust Company, National Association, as Owner Trustee, and First Union National Bank, as Indenture Trustee, have determined that as of January 31, 2002
(i) BSC has placed its Memphis facility (including the "Equipment" under and as defined in Memphis Melt Shop Lease) back into normal and continuous operation and (ii) BSC is otherwise in full compliance with Section 8 of the Memphis Melt Shop Lease, or (b) the parties to the First Amendment to Memphis Melt Shop Lease shall have extended the termination date of the waiver provided for in Section 1 of the First Amendment to Memphis Melt Shop Lease from January 31, 2002 to a later date, then the Termination Date shall be extended to the earlier of (x) March 17, 2002 or (y) the later date referred to in the immediately preceding clause (b).

         "Transaction Documents" means this Agreement, the Security Documents, the other Loan Documents, the Note Purchase Agreement Amendments, the Reimbursement Agreement Amendment, the Seventh Amendment to BSC Credit Agreement, and any document, instrument or agreement executed by the Borrower, BSC, any other Restricted Subsidiary, any Lender or the Collateral Agent in connection with any of the foregoing.

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

         "Warrant Agreement" means that certain Warrant Purchase Agreement dated as of May 15, 2000 entered into by BSC, the Lenders and the other parties thereto.

         "Warrants" has the meaning given that term in the Warrant Agreement.

         "Wholly-Owned Subsidiary" means, at any time, any Subsidiary 100% of all of the equity Securities (except directors' qualifying shares) of which are owned by any one or more of the Borrower and the Borrower's other wholly-owned Subsidiaries at such time.

Section 1  General.

         All accounting terms shall be interpreted or determined in accordance with GAAP as in effect on the Agreement Date. References in this Agreement to "Sections", "Articles", "Exhibits" and "Schedules" are to sections, articles, exhibits and schedules herein and hereto unless otherwise indicated. references in this Agreement to any document, instrument or agreement (a) shall include all exhibits, schedules and other attachments thereto, (b) shall include all documents, instruments or agreements issued or executed in replacement thereof, to the extent permitted hereby and (c) shall mean such document, instrument or agreement, or replacement or predecessor thereto, as amended, supplemented, restated or otherwise modified prior to the date hereof, and to the extent permitted hereby, as the same may be further amended, supplemented, restated or otherwise modified from time to time. Wherever from the context it appears appropriate, each term stated in either the singular or plural shall include the singular and plural, and pronouns stated in the masculine, feminine or neuter gender shall include the masculine, the feminine and the neuter. Unless explicitly set forth to the contrary, a reference to "Subsidiary" means a Subsidiary of the Borrower or a Subsidiary of such Subsidiary and a reference to an "Affiliate" means a reference to an Affiliate of the Borrower. Titles and captions of Articles, Sections, subsections and clauses in this Agreement are for convenience only, and neither limit nor amplify the provisions of this Agreement.

                            ARTICLE 2 CREDIT FACILITY

Section 2  Revolving Loans.

         (a) Generally. Subject to the terms and conditions hereof, during the period from the Effective Date to but excluding the Termination Date, each Lender severally and not jointly agrees to make Revolving Loans to the Borrower in an aggregate principal amount at any one time outstanding up to, but not exceeding, the amount of such Lender's Commitment. Subject to the terms and conditions of this Agreement, during the period from the Effective Date to but excluding the Termination Date, the Borrower may borrow and repay Revolving Loans hereunder. Once repaid, any principal amount of a Revolving Loan may not be reborrowed.

         (b) Requesting Revolving Loans. The Borrower shall give the Agent notice pursuant to a Notice of Borrowing or telephonic notice of each borrowing of Revolving Loans. Each Notice of Borrowing shall be delivered to the Agent before 11:00 a.m. E.S.T. on the date 15 calendar days prior to the proposed date of such borrowing. Any such telephonic notice shall include all information to be specified in a written Notice of Borrowing and shall be promptly confirmed in writing by the Borrower pursuant to a Notice of Borrowing sent to the Agent by telecopy on the same day of the giving of such telephonic notice. The Agent will transmit by telecopy the Notice of Borrowing (or the information contained in such Notice of Borrowing) to each Lender promptly upon receipt by the Agent. Each Notice of Borrowing or telephonic notice of each borrowing shall be irrevocable once given and binding on the Borrower. No Notice of Borrowing can be given within 30 calendar days of the giving of any other Notice of Borrowing. The Borrower shall only be entitled to request borrowings of Base Rate Loans (i) if it cannot borrow LIBOR Loans because an Interest Period therefor is not available as a result of clause (iii) of the last sentence of the definition of the term "Interest Period", or (ii) as contemplated by Section 4.5.

         (c) Disbursements of Revolving Loan Proceeds. No later than 10:00 a.m. E.S.T. on the date specified in the Notice of Borrowing, each Lender will make available for the account of its applicable Lending Office to the Agent at the Principal Office, in immediately available funds, the proceeds of the Revolving Loan to be made by such Lender. With respect to Revolving Loans to be made after the Effective Date, unless the Agent shall have been notified by any Lender prior to the specified date of borrowing that such Lender does not intend to make available to the Agent the Revolving Loan to be made by such Lender on such date, the Agent may assume that such Lender will make the proceeds of such Revolving Loan available to the Agent on the date of the requested borrowing as set forth in the Notice of Borrowing and the Agent may (but shall not be obligated to), in reliance upon such assumption, make available to the Borrower the amount of such Revolving Loan to be provided by such Lender. Subject to satisfaction of the applicable conditions set forth in Article V. for such borrowing, the Agent will make the proceeds of such borrowing available to the Borrower no later than 3:00 p.m. E.S.T. on the date and at the account specified by the Borrower in such Notice of Borrowing.

Section 2  Rates and Payment of Interest on Loans.

         (a)      Rates.
                  -----

                  (i) Generally. The Borrower promises to pay to the Agent for account of each Lender interest on the unpaid principal amount of each Loan made by such Lender for the period from and including the date of the making of such Loan to but excluding the date such Loan shall be paid in full, at the following per annum rates:

                           (A) during  such  periods as such Loan is a Base Rate
                  Loan, at the Base Rate (as in effect from time to time), plus the Applicable Margin; and

                           (B) during such periods as such Loan is a LIBOR Loan,
                  at the Adjusted Eurodollar Rate for such Loan for the Interest Period therefor, plus the Applicable Margin.

                  (ii) Default Interest. Notwithstanding the foregoing, during the continuance of an Event of Default, the Borrower shall pay to the Agent for the account of each Lender interest at the Post-Default Rate on the outstanding principal amount of all Loans made by such Lender and on any other amount payable by the Borrower hereunder or under the Notes held by such Lender to or for the account of such Lender
         (including without limitation, accrued but unpaid interest to the extent permitted under Applicable Law).

         (b) Payment. Accrued interest on each Loan shall be payable (i) in the case of all Loans, monthly on the last day of each calendar month, (ii) in the case of a LIBOR Loan, on the last day of each Interest Period therefor and upon the payment or prepayment thereof or the Conversion of such Loan (but only on the principal amount so paid, prepaid or Converted) and (iii) in the case of any Loan, upon the payment or prepayment thereof in full. Interest payable at the Post-Default Rate shall be payable from time to time on demand. Promptly after the determination of any interest rate provided for herein or any change therein, the Agent shall give notice thereof to the Lenders to which such interest is payable and to the Borrower. All determinations by the Agent of an interest rate hereunder shall be conclusive and binding on the Lenders and the Borrower for all purposes, absent manifest error.

Section 2.3.  Number of Interest Periods.

     There may be no more than 1 Interest Period for Revolving Loans outstanding at the same time.

Section 2  Repayment of Loans.

         The Borrower shall repay the entire outstanding principal amount of, and all accrued but unpaid interest on, the Revolving Loans on the Termination Date.

Section 2  Prepayments.

          (a) Optional. Subject to Section 4.4., the Borrower may prepay any Loan at any time without premium or penalty. The Borrower shall give the Agent at least three Business Days prior written notice of the prepayment of any Loan.

         (b)      Mandatory.

                  (i) Outstandings in Excess of Commitments. If at any time the Outstanding Credit exceeds the aggregate amount of the Commitments in effect at such time, the Borrower shall immediately pay to the Agent for the account of the Lenders the amount of such excess.

                  (ii) Application of Mandatory Prepayments. Any payment received by the Agent as a result of the immediately preceding clause
         (i) shall be applied to pay all amounts of principal outstanding on the Loans pro rata in accordance with Section 3.2. If the Borrower is required to pay any outstanding LIBOR Loans by reason of this subsection (b) prior to the end of the applicable Interest Period therefor, the Borrower shall pay all amounts due under Section 4.4.

Section 2.6.  Expiration of Interest Period.

         Subject to (a) clause (iii) of the last sentence of the definition of the term "Interest Period" and (b) Section 4.5., so long as the Revolving Loans are LIBOR Loans, a new Interest Period for such Revolving Loans shall commence as of the last day of the immediately preceding Interest Period.

Section 2  Notes.

         (a) Revolving Note. The Revolving Loans made by each Lender shall, in addition to this Agreement, also be evidenced by a promissory note of the Borrower substantially in the form of Exhibit D (each a "Revolving Note"), payable to the order of such Lender in a principal amount equal to the amount of its Commitment as originally in effect and otherwise duly completed.

         (b) Records; Endorsement on Transfer. The date, amount, interest rate, Type and duration of Interest Periods (if applicable) of each Loan made by each Lender to the Borrower, and each payment made on account of the principal thereof, shall be recorded by such Lender on its books and such entries shall be binding on the Borrower absent manifest error. Prior to the transfer of any Note, the Lender shall endorse such items on such Note or any allonge thereof; provided that the failure of such Lender to make any such recordation or endorsement shall not affect the obligations of the Borrower to make a payment when due of any amount owing hereunder or under such Note in respect of the Loans evidenced by such Note.


                 ARTICLE 3 PAYMENTS AND OTHER GENERAL PROVISIONS

Section 3  Payments.

         Except to the extent otherwise provided herein, all payments of principal, interest and other amounts to be made by the Borrower under this Agreement or any other Loan Document shall be made in Dollars, in immediately available funds, without deduction, set-off or counterclaim, to the Agent at its Principal Office, not later than 11:00 a.m. E.S.T. on the date on which such payment shall become due (each such payment made after such time on such due date to be deemed to have been made on the next succeeding Business Day). Subject to Sections 3.2. and 3.3., the Agent, or any Lender for whose account any such payment is made, may (but shall not be obligated to) debit the amount of any such payment which is not made by such time from any special or general deposit account of the Borrower with the Agent or such Lender, as the case may be (with notice to the Borrower, the other Lenders and the Agent). The Borrower shall, at the time of making each payment under this Agreement or any Note, specify to the Agent the amounts payable by the Borrower hereunder to which such payment is to be applied. Each payment received by the Agent for the account of a Lender under this Agreement or any Note shall be paid promptly to such Lender at the applicable Lending Office of such Lender. If the due date of any payment under this Agreement or any other Loan Document would otherwise fall on a day which is not a Business Day such date shall be extended to the next succeeding Business Day and interest shall be payable for the period of such extension.

Section 3  Pro Rata Treatment.

         Except to the extent otherwise provided herein: (a) each borrowing from the Lenders under Section 2.1.(a) shall be made from the Lenders pro rata according to the amounts of their respective Commitments; (b) each payment or prepayment of principal of Revolving Loans by the Borrower shall be made for account of the Lenders pro rata in accordance with the respective unpaid principal amounts of the Revolving Loans held by them, provided that if immediately prior to giving effect to any such payment in respect of any Revolving Loans the outstanding principal amount of the Revolving Loans shall not be held by the Lenders pro rata in accordance with their respective Commitments in effect at the time such Loans were made, then such payment shall be applied to the Revolving Loans in such manner as shall result, as nearly as is practicable, in the outstanding principal amount of the Revolving Loans being held by the Lenders pro rata in accordance with their respective Commitments;
(c) each payment of interest on Revolving Loans by the Borrower shall be made for account of the Lenders pro rata in accordance with the amounts of interest on such Loans then due and payable to the respective Lenders; and (d) the making of Revolving Loans shall be made pro rata among the Lenders according to the amounts of their respective Commitments (in the case of making of Loans) and the then current Interest Period for each Lender's portion of each Loan of such Type shall be coterminous.

Section 3  Sharing of Payments, Etc.

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

Section 2  Several Obligations.

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

Section 3.5.  Minimum Amounts.

     (a) Borrowings. Each borrowing of Loans shall be in an aggregate minimum amount of $5,000,000 and integral multiples of $1,000,000 in excess thereof.

     (b) Prepayments. Each voluntary prepayment of Revolving Loans shall be in an aggregate minimum amount of $1,000,000 and integral multiples of $100,000 in excess thereof.

Section 3  Computations.

         Unless otherwise expressly set forth herein, any accrued interest on any Loan or other Obligation due hereunder shall be computed on the basis of a year of 360 days and the actual number of days elapsed.

Section 3  Usury.

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

Section 3  Agreement Regarding Interest and Charges.

         The parties hereto hereby agree and stipulate that the only charge imposed upon the Borrower for the use of money in connection with this Agreement is and shall be the interest specifically described in Sections 2.2.(a). Notwithstanding the foregoing, the parties hereto further agree and stipulate that all agency fees, facility fees, underwriting fees, default charges, late charges, funding or "breakage" charges, increased cost charges, attorneys' fees and reimbursement for costs and expenses paid by the Agent or any Lender to third parties or for damages incurred by the Agent or any Lender, are charges made to compensate the Agent or any such Lender for underwriting or administrative services and costs or losses performed or incurred, and to be performed or incurred, by the Agent and the Lenders in connection with this Agreement and shall under no circumstances be deemed to be charges for the use of money pursuant to Official Code of Georgia Annotated Sections 7-4-2 and 7-4-18. All charges other than charges for the use of money shall be fully earned and nonrefundable when due.

Section 3  Statements of Account.

         The Agent will maintain records with respect to, and account to the Borrower quarterly with respect to, Loans, accrued interest, charges and payments made pursuant to this Agreement and the other Loan Documents, and such records and accounts rendered by the Agent shall be deemed conclusive upon Borrower absent manifest error. The failure of the Agent to maintain such records or to deliver any such statement of account shall not relieve or discharge the Borrower from any of its obligations hereunder.

Section 3.10.  Defaulting Lenders.

         (a) Generally. If for any reason any Lender (a "Defaulting Lender") shall fail or refuse to perform any of its obligations under this Agreement or any other Loan Document to which it is a party within the time period specified for performance of such obligation or, if no time period is specified, if such failure or refusal continues for a period of two Business Days after notice from the Agent, then, in addition to the rights and remedies that may be available to the Agent or the Borrower under this Agreement or Applicable Law, such
Defaulting Lender's right to participate in the administration of the Loans, this Agreement and the other Loan Documents, including without limitation, any right to vote in respect of, to consent to or to direct any action or inaction of the Agent or to be taken into account in the calculation of the Requisite Lenders, shall be suspended during the pendency of such failure or refusal. If a Lender is a Defaulting Lender because it has failed to make timely payment to the Agent of any amount required to be paid to the Agent hereunder (without giving effect to any notice or cure periods), in addition to other rights and remedies which the Agent or the Borrower may have under the immediately preceding provisions or otherwise, the Agent shall be entitled (i) to collect interest from such Defaulting Lender on such delinquent payment for the period from the date on which the payment was due until the date on which the payment is made at the Federal Funds Rate, (ii) to withhold or setoff and to apply in satisfaction of the defaulted payment and any related interest, any amounts otherwise payable to such Defaulting Lender under this Agreement or any other Loan Document and (iii) to bring an action or suit against such Defaulting Lender in a court of competent jurisdiction to recover the defaulted amount and any related interest. Any amounts received by the Agent in respect of a Defaulting Lender's Loans shall not be paid to such Defaulting Lender and shall be held by the Agent and either applied against the purchase price of such Loans under the following subsection (b) or paid to such Defaulting Lender upon the Defaulting Lender's curing of its default. A Defaulting Lender shall not be entitled to the benefits of Section 12.15. with respect to events or circumstances arising or occurring on or after it became a Defaulting Lender.

         (b) Purchase of Defaulting Lender's Commitment. Any Lender who is not a Defaulting Lender shall have the right, but not the obligation, in its sole discretion, to acquire all of a Defaulting Lender's Commitment. If more than one Lender exercises such right, each such Lender shall have the right to acquire such proportion of such Defaulting Lender's Commitment as they may mutually agree. Upon any such purchase, the Defaulting Lender's interest in the Loans and its rights hereunder (but not its liability in respect thereof or under the Loan Documents or this Agreement to the extent the same relate to the period prior to the effective date of the purchase) shall terminate on the date of purchase, and the Defaulting Lender shall promptly execute all documents reasonably requested to surrender and transfer such interest to the purchaser thereof, including an appropriate Assignment and Acceptance Agreement and shall comply with the provisions of Section 12.5.(d) in connection with such Assignment and Acceptance Agreement. The purchase price for the Commitment of a Defaulting Lender shall be equal to the amount of the principal balance of the Loans outstanding and owed by the Borrower to the Defaulting Lender. Prior to payment of such purchase price to a Defaulting Lender, the Agent shall apply against such purchase price any amounts retained by the Agent pursuant to the next to last sentence of the immediately preceding subsection (a). The Defaulting Lender shall be entitled to receive all unpaid interest and other amounts owed to it by the Borrower under the Loan Documents which accrued prior to the date of the default by the Defaulting Lender, to the extent the same are received by the Agent from or on behalf of the Borrower. There shall be no recourse against any Lender or the Agent for the payment of such sums except to the extent of the receipt of payments from any other party or in respect of the Loans.

Section 3  Taxes.

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

         (c) Tax Forms. Prior to the date that any Lender or participant organized under the laws of a jurisdiction outside the United States of America becomes a party hereto, such Person shall deliver to the Borrower and the Agent such certificates, documents or other evidence, as required by the Internal Revenue Code or Treasury Regulations issued pursuant thereto (including Internal Revenue Service Forms W-8ECI or W-8BEN, as applicable, or appropriate successor forms), properly completed, currently effective and duly executed by such Lender or participant establishing that payments to it hereunder and under the Notes are (i) not subject to United States Federal backup withholding tax or (ii) not subject to United States Federal withholding tax under the Internal Revenue Code because such payment is either effectively connected with the conduct by such Lender or participant of a trade or business in the United States or totally exempt from United States Federal withholding tax by reason of the application of the provisions of a treaty to which the United States is a party or such Lender is otherwise exempt.

                        ARTICLE 4 YIELD PROTECTION, ETC.

Section 3  Additional Costs; Capital Adequacy.

         (a) Additional Costs. The Borrower shall promptly pay to the Agent for the account of a Lender from time to time such amounts as such Lender may determine to be necessary to compensate such Lender for any costs incurred by such Lender that it determines are attributable to its making or maintaining of any LIBOR Loans or its obligation to make any LIBOR Loans hereunder, or any reduction in any amount receivable by such Lender under this Agreement or any of the other Loan Documents in respect of any of such Loans or such obligations or the maintenance by such Lender of capital in respect of its Loans or its Commitments (such increases in costs and reductions in amounts receivable being herein called "Additional Costs"), resulting from any Regulatory Change that:
(i) changes the basis of taxation of any amounts payable to such Lender under this Agreement or any of the other Loan Documents in respect of any of such Loans or its Commitments (other than taxes imposed on or measured by the overall net income of such Lender or of its Lending Office for any of such Loans by the jurisdiction in which such Lender has its principal office or such Lending Office); or (ii) imposes or modifies any reserve, special deposit or similar requirements (other than Regulation D of the Board of Governors of the Federal Reserve System or other reserve requirement utilized in the determination of the Adjusted Eurodollar Rate for such Loan) relating to any extensions of credit or other assets of, or any deposits with or other liabilities of, such Lender, or any commitment of such Lender (including, without limitation, the Commitments of such Lender hereunder); or (iii) has or would have the effect of reducing the rate of return on capital of such Lender to a level below that which such Lender could have achieved but for such Regulatory Change (taking into consideration such Lender's policies with respect to capital adequacy).

         (b) Lender's Suspension of LIBOR Loans. Without limiting the effect of the provisions of the immediately preceding subsection (a), if by reason of any Regulatory Change, any Lender either (i) incurs Additional Costs based on or measured by the excess above a specified level of the amount of a category of deposits or other liabilities of such Lender that includes deposits by reference to which the interest rate on LIBOR Loans is determined as provided in this Agreement or a category of extensions of credit or other assets of such Lender that includes LIBOR Loans or (ii) becomes subject to restrictions on the amount of such a category of liabilities or assets that it may hold, then, if such Lender so elects by notice to the Borrower (with a copy to the Agent), the obligation of such Lender to make LIBOR Loans hereunder shall be suspended until such Regulatory Change ceases to be in effect (in which case the provisions of Section 4.5. shall apply).

         (c) Notification and Determination of Additional Costs. Each of the Agent and each Lender agrees to notify the Borrower of any event occurring after the Agreement Date entitling the Agent or such Lender to compensation under any of the preceding subsections of this Section as promptly as practicable; provided, however, the failure of the Agent or any Lender to give such notice shall not release the Borrower from any of its obligations hereunder. The Agent or such Lender, as the case may be, agrees to furnish to the Borrower a certificate setting forth the basis and amount of each request by the Agent or such Lender for compensation under this Section. Determinations by the Agent or any Lender of the effect of any Regulatory Change shall be conclusive absent manifest error, provided that such determinations are made on a reasonable basis and in good faith.

Section 2 Suspension of LIBOR Loans.

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

then the Agent shall give the Borrower and each Lender prompt notice thereof and, so long as such condition remains in effect, the Lenders shall be under no obligation to, and shall not, make additional LIBOR Loans and the Borrower shall, on the last day of each current Interest Period for each outstanding LIBOR Loan, either repay such Loan or Convert such Loan into a Base Rate Loan.

Section 4.3.  Illegality.

         Notwithstanding any other provision of this Agreement, if it becomes unlawful for any Lender to honor its obligation to make or maintain LIBOR Loans hereunder, then such Lender shall promptly notify the Borrower thereof (with a copy to the Agent) and such Lender's obligation to make LIBOR Loans shall be suspended until such time as such Lender may again make and maintain LIBOR Loans (in which case the provisions of Section 4.5. shall be applicable).

Section 2  Compensation.

         The Borrower shall pay to the Agent for account of each Lender, upon the request of such Lender through the Agent, such amount or amounts as shall be sufficient (in the reasonable opinion of such Lender) to compensate it for any loss, cost or expense that such Lender determines is attributable to:

                  (a) any payment or prepayment (whether mandatory or optional) of a LIBOR Loan or Conversion of a LIBOR Loan, made by such Lender for any reason (including, without limitation, acceleration) on a date other than the last day of the Interest Period for such Loan; or

               (b) any failure by the Borrower for any reason (including, without limitation, the failure of any of the applicable conditions precedent specified in Article V. to be satisfied) to borrow a LIBOR Loan from such Lender on the date for such borrowing, such compensation to include, without limitation, an amount equal to the excess, if any, of (i) the amount of interest that otherwise would have accrued on the principal amount so paid, prepaid or Converted or not borrowed for the period from the date of such payment, prepayment, Conversion or failure to borrow or Convert to the last day of the then current Interest Period for such Loan (or, in the case of a failure to borrow or Convert, the Interest Period for such Loan that would have commenced on the date specified for such borrowing or Conversion) at the applicable rate of interest for such Loan provided for herein over (ii) LIBOR as reasonably determined by such Lender, for Dollar deposits of amounts comparable to such principal amount and maturities comparable to such period. Upon the Borrower's request, any Lender requesting compensation under this Section shall provide the Borrower with a statement setting forth the basis for requesting such compensation and the method for determining the amount thereof. Any such statement shall be conclusive absent manifest error.

Section 4.5.  Treatment of Affected Loans.

         If the obligation of any Lender to make LIBOR Loans shall be suspended pursuant to Section 4.1.(b), Section 4.2. or Section 4.3., then such Lender's LIBOR Loans shall be automatically Converted into Base Rate Loans on the last day(s) of the then current Interest Period(s) for LIBOR Loans (or, in the case of a Conversion required by Section 4.1.(b) or 4.3., on such earlier date as such Lender may specify to the Borrower with a copy to the Agent) and, unless and until such Lender gives notice as provided below that the circumstances specified in Section 4.1., Section 4.2. or 4.3. that gave rise to such Conversion no longer exist:

                  (a) to the extent that such Lender's LIBOR Loans have been so Converted, all payments and prepayments of principal that would otherwise be applied to such Lender's LIBOR Loans shall be applied instead to its Base Rate Loans; and

                  (b) all Loans that would otherwise be made by such Lender as LIBOR Loans shall be made instead as Base Rate Loans.

If such Lender gives notice to the Borrower (with a copy to the Agent) that the circumstances specified in Section 4.1. or 4.3. that gave rise to the Conversion of such Lender's LIBOR Loans pursuant to this Section no longer exist (which such Lender agrees to do promptly upon such circumstances ceasing to exist) at a time when LIBOR Loans made by other Lenders are outstanding, then such Lender's Base Rate Loans shall be automatically converted into LIBOR Loans, on the first day(s) of the next succeeding Interest Period(s) for such outstanding LIBOR Loans, to the extent necessary so that, after giving effect thereto, all Loans held by the Lenders holding LIBOR Loans and by such Lender are held pro rata (as to principal amounts, Types and Interest Periods) in accordance with their respective Commitments.

Section 4.6.  Assumptions Concerning Funding of LIBOR Loans.

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

                                   ARTICLE 4 CONDITIONS PRECEDENT

Section 4  Initial Conditions Precedent.

         The obligation of the Lenders to make the initial Revolving Loans hereunder is subject to the following conditions precedent:

         (a) The Agent shall have received each of the following, in form and substance satisfactory to the Agent and the Requisite Lenders (or their respective counsel):

                    (i) Counterparts of this Agreement executed by each of the parties hereto;

                    (ii) Notes executed by the Borrower,  payable to each Lender and complying with the terms of Section 2.7. executed by the Borrower;

                  (iii) The Security Agreement, the Mortgages encumbering all Real Property of the Borrower, and all other Security Documents required to be executed by the Borrower so that the Borrower shall have granted to the Collateral Agent for the benefit of the Lenders a Lien in all of the Borrower's Property subject to the limitations of Section 7.7.;

               (iv) The Guarantee duly executed by each of the parties thereto;

               (v) The Certificate of Formation of the Borrower certified as of a recent date by the Secretary of State of the State of Delaware;

               (vi) A long-form good standing certificate with respect to the Borrower issued as of a recent date by the Secretary of State of the State of Delaware;

                  (vii) A certificate of incumbency signed by the manager of the management committee of the Borrower with respect to each of the officers of the Borrower authorized to execute and deliver this Agreement and the other Loan Documents to which the Borrower is a party;

                  (viii) Copies (certified by an officer of the Borrower) of the limited liability company agreement of the Borrower and of all necessary limited liability company and other legal action taken by the Borrower to authorize the execution, delivery and performance of the Loan Documents to which it is a party;

                  (ix) The articles of incorporation, articles of organization, certificate of limited partnership or other comparable organizational instrument (if any) of BSC and each other party to the Guarantee certified as of a recent date by the Secretary of State of the State of formation of such Person;

                  (x) A certificate of good standing or certificate of similar meaning with respect to BSC and each other party to the Guarantee issued as of a recent date by the Secretary of State of the State of formation of each such Person and certificates of qualification to transact business or other comparable certificates issued by each Secretary of State (and any state department of taxation, as applicable) of each state in which such Person is required to be so qualified;

                  (xi) A certificate of incumbency signed by the Secretary or Assistant Secretary (or other individual performing similar functions) of BSC and each other party to the Guarantee with respect to each of the officers of such Person authorized to execute and deliver the Guarantee, and the other Loan Documents and Transaction Documents to which such Person is a party;

                  (xii) Copies certified by the Secretary or Assistant Secretary of BSC and each other party to the Guarantee (or other individual performing similar functions) of (i) the by-laws of such Person, if a corporation, the operating agreement, if a limited liability company, the partnership agreement, if a limited or general partnership, or other comparable document in the case of any other form of legal entity and (ii) all corporate, partnership, member or other necessary action taken by such Person to authorize the execution, delivery and performance of the Guarantee and the other Loan Documents and other Transaction Documents to which it is a party;

                  (xiii) A certificate from the Vice President-Finance of the Borrower certifying that (1) there does not then exist any default or event of default under any Debt of the Borrower, and (2) immediately after giving effect to the making of the first Revolving Loans hereunder, there will not exist any Default or Event of Default and the Borrower will be Solvent;

                  (xiv) Certificates of insurance evidencing the insurance required by the Loan Documents and other Transaction Documents, showing the Collateral Agent as loss payee (as its interest may appear) thereunder and otherwise complying with the requirements of the applicable Loan Documents;

                  (xv) Evidence that all taxes, fees and other charges payable in connection with the execution, delivery, recording, filing and registration of the Mortgages, the Security Agreement and any of the other Security Documents shall have been paid or provision for such payment shall have been made to the reasonable satisfaction of the Agent and the Requisite Lenders (or their respective special counsel);

                  (xvi) With respect to each of the Mortgages, one or more loan policies of title insurance, or commitment therefor, satisfactory to the Agent and the Requisite Lenders and showing no exceptions to title except as acceptable to such Persons (or their respective special counsels), and including, without limitation, satisfactory zoning endorsements;

                  (xvii) With respect to each of the Mortgages, an opinion of counsel admitted to practice law in the jurisdiction in which the Real Property subject to such Mortgage is located and acceptable to the Agent and the Requisite Lenders (or their respective special counsel), addressed to the Collateral Agent, the Agent and each Lender covering the form of such Mortgage, the enforceability thereof and such legal matters as the Agent and the Requisite Lenders (or their respective special counsel) may reasonably request;

                  (xviii) Copies of the most recent real estate tax bill and notice of assessment with respect to each parcel of Real Property subject to a Mortgage;

                  (xix) A copy of (1) the Plat of Survey prepared by Hoffman & Company, Inc. dated November 3, 1996 and last revised November 9, 1996 with respect to the Borrower's facility located in Cartersville, Georgia and (2) the Plat of Survey prepared by Robert Marion Case dated November 14, 1996 with respect to the Borrower's facility located in Jackson, Mississippi;

                  (xx) A certificate dated as of a recent date from a licensed engineer or other professional satisfactory to the Agent, or other evidence, that no parcel of Real Property subject to a Mortgage is located in a Special Flood Hazard Area as defined by the Federal Insurance Administration;

                  (xxi) A "Phase I" environmental assessment not more than 12 months old with respect to each parcel of real Property that is subject to a Mortgage, which report (1) has been prepared by an environmental engineering firm acceptable to the Agent and (2) complies with current ASTM requirements for "Phase I" environmental assessments, and any other environmental assessments or other reports relating to such Property, including any "Phase II" environmental assessment prepared or recommended by such environmental engineering firm to be prepared for such Property;

                  (xxii) Favorable UCC, tax, judgment and lien search reports (including without limitation, searches of the records of the United States Patent and Trademark Office) with respect to the Borrower in all necessary or appropriate jurisdictions and under all legal and appropriate trade names indicating that there are no prior liens on any of the Collateral other than Liens to be terminated prior to the Effective Date or Liens permitted to exist under the express terms of the BSC Credit Agreement and the Note Purchase Agreements;

                  (xxiii) All Uniform Commercial Code financing statements naming the Borrower as debtor, the Collateral Agent as secured party, and to be filed in each jurisdiction where the filing of such financing statements may be necessary or appropriate as determined by the Collateral Agent, the Agent or the Requisite Lenders (or their respective special counsel);

               (xxiv) Certified copies (certified by an officer of the Borrower) of the following:

                           (1)      the Casting Mill Lease Documents;

                           (2)      the Cartersville Bond Documents; and

                           (3)      the Rolling Mill Lease Documents;

                  (xxv) A letter agreement signed by Development Authority of Bartow County, SunTrust Bank, as Trustee, and the Borrower, in its capacity as the only holder of the outstanding Cartersville Bonds, to the effect that each such Person consents to the transactions contemplated by the Loan Documents;

                  (xxvi) Evidence satisfactory to the Agent that the Seventh Amendment to the BSC Credit Agreement has been executed by BSC, the Agent and the Requisite Lenders (as defined in the BSC Credit Agreement) and all conditions precedent to the effectiveness thereof have been satisfied;

                  (xxvii) Evidence satisfactory to the Agent that the Note Purchase Agreement Amendments have been executed by BSC and the other Persons required to be a party thereto and all conditions precedent to the effectiveness thereof have been satisfied;

                  (xxviii) Evidence satisfactory to the Agent that the Reimbursement Agreement Amendment has been executed by BSC and PNC Bank, National Association and all conditions precedent to the effectiveness thereof have been satisfied;

               (xxix) The Warrant Agreement duly executed by the parties thereto;

               (xxx) Certificates evidencing all of the Warrants to be issued pursuant to the Warrant Agreement;

               (xxxi) An amended and restated Intercreditor Agreement executed by each of the parties to the Intercreditor Agreement;

                  (xxxii) Amendments and/or modifications to the Security Documents executed by BSC, any of its Restricted Subsidiaries, or the Collateral Agent on or prior to the date hereof, and which are necessary to give effect to the transactions contemplated by the Transaction Documents;

                  (xxxiii) Opinions of counsel to BSC, the Borrower and the other Restricted Subsidiaries regarding the formation of each such Person, the authorization, execution, delivery and enforceability of each of the Loan Documents and other Transaction Documents to which BSC, the Borrower or any other Restricted Subsidiary is a party, the perfection of security interests granted under or in connection with any of the Transaction Documents, and such other matters as the Agent and the Requisite Lenders (or their respective special counsel) may reasonably request;

                  (xxxiv) A copy of that certain Guaranty Agreement dated as of the date hereof (the "BSE Guaranty") executed by the Borrower in favor of the Secured Parties named therein which provides for the guaranty by the Borrower of all Secured Obligations (as defined in the Intercreditor Agreement) excluding the May, 2000 Debt (as defined in the Intercreditor Agreement);

                  (xxxv) A copy of that certain Jackson Security Agreement dated as of the date hereof executed by the Borrower in favor of the Collateral Agent which secures the Borrower's obligations in respect of the BSE Guaranty; and

                  (xxxvi) A copy of that certain Deed of Trust and Security Agreement (Guaranteed Obligations) dated as of the date hereof executed by the Borrower in favor of the Collateral Agent which encumbers the Borrower's facility located in Jackson, Mississippi and which secures the Borrower's obligations in respect of the BSE Guaranty; and

               (xxxvii) Such other documents, agreements and instruments as the Agent or any Lender may reasonably request; and

         (b)      In the good faith judgment of the Agent and the Lenders:

                  (i) There shall not have occurred or become known to the Agent or the Lenders any event, condition, situation or status since the date of the information contained in the financial and business projections, budgets, pro forma data and forecasts concerning BSC, the Borrower and the other Subsidiaries of BSC delivered to the Agent and the Lenders prior to the Agreement Date that has had or could reasonably be expected to have a Material Adverse Effect;

                  (ii) No litigation, action, suit, investigation or other arbitral, administrative or judicial proceeding shall be pending or threatened which could reasonably be expected to (1) result in a Material Adverse Effect or (2) restrain or enjoin, impose materially burdensome conditions on, or otherwise materially and adversely affect the ability of BSC, the Borrower or any other Restricted Subsidiary to fulfill its obligations under the Loan Documents or other Transaction Documents to which it is a party;

                  (iii) BSC, the Borrower and the other Subsidiaries of BSC shall have received all approvals, consents and waivers, and shall have made or given all necessary filings and notices as shall be required to consummate the transactions contemplated hereby and by the other Transaction Documents without the occurrence of any default under, conflict with or violation of (1) any Applicable Law or (2) any agreement, document or instrument to which BSC, the Borrower or any Subsidiary of BSC is a party or by which any of them or their respective properties is bound, except for such approvals, consents, waivers, filings and notices the receipt, making or giving of which would not reasonably be likely to (A) have a Material Adverse Effect, or (B) restrain or enjoin, impose materially burdensome conditions on, or otherwise materially and adversely affect the ability of BSC, the Borrower or any other Restricted Subsidiary to fulfill its obligations under the Loan Documents to which it is a party; and

                  (iv) There shall not have occurred or exist any other material disruption of financial or capital markets that could reasonably be expected to materially and adversely affect the transactions contemplated by the Loan Documents and the other Transaction Documents.

Section 4  Conditions Precedent to All Loans.

         The obligation of the Lenders to make any Revolving Loans is subject to the further condition precedent that, as of the date of the making of such Loan and after giving effect thereto: (a) no Default or Event of Default shall have occurred and be continuing and (b) the representations and warranties made or deemed made by the Borrower in the Loan Documents to which it is a party, shall be true and correct on and as of the date of the making of such Loan with the same force and effect as if made on and as of such date except to the extent that such representations and warranties expressly relate solely to an earlier date (in which case such representations and warranties shall have been true and accurate on and as of such earlier date) and except for changes in factual circumstances specifically and expressly permitted hereunder. The making of each Revolving Loan shall constitute a certification by the Borrower to the effect set forth in the preceding sentence (both as of the date of the giving of notice relating to such Revolving Loan and, unless the Borrower otherwise notifies the Agent prior to the date of the making of such Revolving Loan, as of such date).

Section 5.3.  Termination of Agreement

         If all of the conditions precedent contained in Section 5.1. have not been satisfied by 5:00 p.m. E.S.T. on May 30, 2000, then the Lenders' Commitments and all other obligations of the Lenders under this Agreement and any of the other Loan Documents shall automatically terminate without any notice to the Borrower or any other Person, the Borrower shall have no rights under this Agreement or any of the other Loan Documents and this Agreement shall terminate and be of no further force or effect (except for provisions of this Agreement which by the terms of Section 12.10. survive such termination).


               ARTICLE 5 REPRESENTATIONS AND WARRANTIES

Section 5  Representations and Warranties.

         In order to induce the Agent and each Lender to enter into this Agreement and to make Loans, the Borrower represents and warrants to the Agent and each Lender as follows:

         (a) Organization; Power; Qualification. The Borrower is a limited liability company, and each of its Subsidiaries is a corporation, partnership, limited liability company or other business entity, all of which are duly organized, validly existing and in good standing under their respective jurisdictions of formation. Each of the Borrower and its Subsidiaries has the power and authority to own or lease its respective properties and to carry on its respective business as now being and hereafter proposed to be conducted and is duly qualified and is in good standing as a foreign corporation, and authorized to do business, in each jurisdiction in which the character of its properties or the nature of its business requires such qualification or authorization and where the failure to be so qualified or authorized could reasonably be expected to have, in each instance, a Material Adverse Effect.

     (b) Ownership Structure. BSC owns all of the issued and outstanding capital stock of Birmingham East Coast Holdings, L.L.C., a Delaware limited liability company, which owns 85.0% of the membership interests in the Borrower. Ivacan Industries, Inc., a Delaware corporation and successor to Canron Industries, Inc., owns 15.0% of the membership interests in the Borrower. The Borrower, as of the Agreement Date, has no Subsidiaries.

         (c) Authorization of Agreement, Notes, Loan Documents and Borrowings. The Borrower has the right and power, and has taken all necessary action to authorize it, to borrow hereunder and each of BSC, the Borrower and each other Restricted Subsidiary has the right and power, and has taken all necessary action to authorize it, to execute, deliver and perform this Agreement, the Notes and the other Loan Documents and Transaction Documents to which it is a party in accordance with their respective terms and to consummate the transactions contemplated hereby and thereby. This Agreement, the Notes and each of the other Loan Documents and Transaction Documents to which the Borrower, BSC or any other Restricted Subsidiary is a party have been duly executed and delivered by the duly authorized officers of such Person and each is a legal, valid and binding obligation of such Person enforceable against such Person in accordance with its respective terms except as the enforceability thereof may be limited by bankruptcy, insolvency or other laws of general application relating to or affecting the enforcement of creditors' rights generally and general principles of equity.

         (d) Compliance of Agreement, Notes, Loan Documents and Borrowing with Laws, etc. The execution, delivery and performance of this Agreement, the Notes and the other Loan Documents and Transaction Documents to which the Borrower, BSC or any other Restricted Subsidiary is a party in accordance with their respective terms and the borrowings hereunder do not and will not, by the passage of time, the giving of notice, or otherwise: (i) require any Governmental Approval or violate any Applicable Law relating to the Borrower, BSC or any Subsidiary of BSC; (ii) conflict with, result in a breach of or constitute a default under the Certificate of Formation or limited liability company agreement of the Borrower or any organizational document of BSC or any Restricted Subsidiary, or any indenture, agreement or other instrument to which the Borrower, BSC or any Restricted Subsidiary is a party or by which the Borrower, BSC or any Restricted Subsidiary or any of their respective properties may be bound, including, without limitation, the Cartersville Bond Documents, the Casting Mill Lease Documents, or the Rolling Mill Lease Documents; or (iii) result in or require the imposition of any Lien upon or with respect to any property now owned or hereafter acquired by the Borrower, BSC or any Restricted Subsidiary, other than the Liens in favor of the Collateral Agent. As of the Agreement Date, the Borrower is not a party to, or otherwise subject to any provision contained in, any instrument evidencing indebtedness of the Borrower, any agreement relating thereto or any other contract or agreement (including any of its organizational documents) which limits the amount of, or otherwise imposes restrictions on the incurring of, Debt by the Borrower of the type of the Obligations except as set forth in the agreements listed on Schedule 6.1.(d).

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

         (g) Debt. Schedule 6.1.(g) is, as of the Agreement Date, a complete and correct listing of all (i) Debt of the Borrower (including all guarantees of Debt of another Person) and (ii) all letters of credit and acceptance facilities extended to the Borrower. The Borrower has performed and is in compliance with all of the material terms of such Debt and all instruments and agreements relating thereto, and no default or event of default, or event or condition which with the giving of notice, the lapse of time, or otherwise, would constitute such a default or event of default, exists with respect to any such Debt. All Debt of the Borrower (other than Debt secured by a Lien permitted hereunder) ranks pari passu in, or subordinate to, right of repayment to all the Obligations.

         (h) Other Agreements. Neither the Borrower nor any Subsidiary is (i) a party to or subject to any judgment, order, decree, agreement, lease or instrument, or subject to other restrictions, which individually or in the aggregate could reasonably be expected to have a Material Adverse Effect; or
(ii) in default in the performance, observance or fulfillment of any of the obligations, covenants or conditions contained in any Material Contract to which the Borrower or any Subsidiary is a party, which default has had, or if not remedied within any applicable grace period could reasonably be expected to have, a Material Adverse Effect.

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

         (j) Financial Statements and Condition. The Borrower has furnished to each Lender copies of the audited balance sheet of the Borrower as at June 30, 1999, and the related statements of income, retained earnings and cash flows for the fiscal year ending on such date, with the opinion thereon of Ernst & Young LLP, and the unaudited balance sheet of the Borrower as at March 31, 2000, and the related statements of income, retained earnings and cash flow of the Borrower for the fiscal quarter ending on such date. All such financial statements (including in each case related schedules and notes) are complete and correct and present fairly, in accordance with GAAP consistently applied throughout the periods involved, in all material respects, the financial position of the Borrower as at their respective dates and the results of operations and the cash flows for such periods (subject, as to interim statements, to changes resulting from audits and normal year-end adjustments). Since March 31, 2000 there has been no material adverse change in the financial condition, operations, or business of the Borrower and its consolidated
Subsidiaries taken as a whole. After giving effect to the transactions contemplated by this Agreement and the other Transaction Documents, each of the Borrower and its Subsidiaries is Solvent.

         (k)      ERISA.
                  -----

                  (i) No liability has been incurred by the Borrower, any Subsidiary or any other ERISA Affiliate which remains unsatisfied for any taxes or penalties with respect to any Employee Benefit Plan or any Multiemployer Plan which liability could reasonably be expected to have a Material Adverse Effect.

                  (ii) Neither the Borrower, any Subsidiary nor any other ERISA Affiliate has (A) engaged in a nonexempt prohibited transaction described in Section 4975 of the Internal Revenue Code or Section 406 of ERISA affecting any of the Employee Benefit Plans or the trusts created thereunder which could subject any such Employee Benefit Plan or trust to a tax or penalty on prohibited transactions imposed under
         Section 4975 of the Internal Revenue Code or under ERISA, (B) incurred any accumulated funding deficiency with respect to any Employee Benefit Plan, whether or not waived, or any other liability to the PBGC which remains outstanding other than the payment of premiums and there are no premium payments which are due and unpaid, (C) failed to make a required contribution or payment to a Multiemployer Plan, or (D) failed to make a required installment or other required payment under Section 412 of the Internal Revenue Code, Section 302 of ERISA or the terms of such Employee Benefit Plan, which tax, penalty, accumulated funding deficiency, liability or failure could reasonably be expected to have a Material Adverse Effect.

                  (iii) To the best of the Borrower's knowledge, each Employee Benefit Plan subject to Title IV of ERISA, maintained by the Borrower, any Subsidiary or any other ERISA Affiliate, has been administered in accordance with its terms in all material respects and is in compliance in all material respects with all applicable requirements of ERISA and other Applicable Laws except for such noncompliances which could not reasonably be expected to have a Material Adverse Effect.

                  (iv) The consummation of the Loans provided for herein will not involve any prohibited transaction under ERISA which is not subject to a statutory or administrative exemption.

                  (v) Except as previously disclosed to the Lenders in writing, no proceeding, claim, lawsuit and/or investigation exists, or, to the best knowledge of the Borrower after due inquiry, is threatened concerning or involving any Employee Benefit Plan which if adversely determined could reasonably be expected to have a Material Adverse Effect.

         (l) Environmental Laws. Each of the Borrower and its Subsidiaries has obtained all Governmental Approvals which are required under Environmental Laws and is in compliance with all terms and conditions of such Governmental Approvals except for those Governmental Approvals, the failure to obtain or the failure with which to comply, could not reasonably be expected to have a Material Adverse Effect. Each of the Borrower and its Subsidiaries is also in material compliance with all other limitations, restrictions, conditions, standards, prohibitions, requirements, obligations, schedules, and timetables contained in the Environmental Laws. Except for matters which could not reasonably be expected to have a Material Adverse Effect, the Borrower is not aware of, and has not received notice of, any past, present, or future events, conditions, circumstances, activities, practices, incidents, actions, or plans which, with respect to the Borrower or any of its Subsidiaries, may interfere with or prevent compliance or continued compliance with Environmental Laws, or may give rise to any common-law or legal liability, or otherwise form the basis of any claim, action, demand, suit, proceeding, hearing, study, or investigation, based on or related to the manufacture, processing, distribution, use, treatment, storage, disposal, transport, or handling or the emission, discharge, release or threatened release into the environment, of any pollutant, contaminant, chemical, or industrial, toxic, or other Hazardous Material. There is no civil, criminal, or administrative action, suit, demand, claim, hearing, notice, or demand letter, notice of violation, investigation, or proceeding pending or, to the Borrower's knowledge, threatened, against the Borrower or any of its Subsidiaries relating in any way to Environmental Laws an adverse determination in respect of which could reasonably be expected to have a Material Adverse Effect.

         (m) Legal Limitations on Borrowing. Neither the Borrower nor any Subsidiary is subject to any Applicable Law which purports to regulate or restrict its ability to borrow money or to consummate the transactions contemplated by this Agreement or to perform its obligations under any Loan Document or Transaction Document to which it is a party.

         (n) Margin Stock. Neither the Borrower nor any Subsidiary is engaged principally, or as one of its important activities, in the business of extending credit for the purpose, whether immediate, incidental or ultimate, of buying or carrying "margin stock" within the meaning of Regulations U and X of the Board of Governors of the Federal Reserve System.

         (o) Borrower a Subsidiary. The Borrower is (a) a "Subsidiary" under and as defined in the BSC Credit Agreement and (b) a "Subsidiary" under and as defined in each of the Note Purchase Agreements.

     (p) Cartersville Bonds. The Borrower is the holder of all of the issued and outstanding Cartersville Bonds. As of the date hereof, the aggregate principal amount of Cartersville Bonds outstanding is $130,000,000.

         (q) BSC Credit Agreement Representations and Note Purchase Agreement Representations. Except for matters previously disclosed to the Lenders as contemplated under Section 6.1.(k)(v), the BSC Credit Agreement Representations and the Note Purchase Agreement Representations are each true and correct.

         (r) Transaction Documents Representations. Except for matters previously disclosed to the Lenders as contemplated under Section 6.1.(k)(v), all representations and warranties made or deemed made by the Borrower in any of the Transaction Documents are true and correct except to the extent that such representations and warranties expressly relate to an earlier date (in which case such representations and warranties were true and accurate on and as of such earlier date).

         (s)      Collateral.
                  ----------

                  (i) Mortgages. When executed and delivered, each Mortgage will create a valid Lien upon the grantor's right, title and interest in the Real Property and interests described therein in favor of the Collateral Agent, and when such document has been recorded and all appropriate recording fees and taxes have been paid, such Lien shall be a perfected first priority Lien subject to no other Liens except Liens permitted by the express terms of the BSC Credit Agreement and the Note Purchase Agreements; and

                  (ii) Security Agreement. The Security Agreement creates a valid Lien in and to the Collateral (as defined in the Security Agreement) in favor of the Collateral Agent, and when all UCC-1 financing statements required by the Security Agreement to be filed with public recording offices have been so filed, and all taxes, recording fees and other fees and charges required by applicable law to be paid in connection therewith have been duly paid in full, such Lien shall be a perfected, first priority Lien on the Collateral of a type which may be perfected by the filing of a UCC financing statement or by possession, subject to no Liens except Liens permitted by the express terms of the BSC Credit Agreement and the Note Purchase Agreements.

         (t) Accuracy and Completeness of Information. Other than statements, estimates and projections provided by the Borrower with respect to the anticipated future performance of the Borrower and its Subsidiaries, all written information, reports and other papers and data furnished to the Agent or any Lender by, on behalf of, or at the direction of, the Borrower or any Subsidiary in connection with any of the Loan Documents were, at the time the same were so furnished, complete and correct in all material respects, to the extent necessary to give the recipient a true and accurate knowledge of the subject matter and did not contain any untrue statement of a fact material to the creditworthiness of the Borrower or any Subsidiary and did not omit to state a material fact necessary in order to make the statements contained therein not misleading, or, in the case of financial statements, present fairly, in all material respects and in accordance with GAAP consistently applied throughout the periods involved, the financial position of the Persons involved as at the date thereof and the results of operations for such periods. Although the Borrower offers no assurances as to future events, all statements, estimates and projections provided by BSC or the Borrower with respect to the anticipated future performance of the Borrower and its Subsidiaries and previously delivered to the Lenders have been prepared on the basis of reasonable assumptions regarding BSC, the Borrower and the Subsidiaries and their projected growth and performance, the future of the steel industry, the present and future state of the economy and other variables and factors used in the preparation of such projections.

Section 5  Survival of Representations and Warranties, Etc.

         All statements contained in any certificate, financial statement or other instrument delivered by or on behalf of the Borrower or any Subsidiary to the Agent or any Lender pursuant to or in connection with this Agreement or any of the other Loan Documents (including, but not limited to, any such statement made in or in connection with any amendment thereto or any statement contained in any certificate, financial statement or other instrument delivered by or on behalf of the Borrower prior to the Agreement Date and delivered to the Agent or any Lender in connection with closing the transactions contemplated hereby) shall constitute representations and warranties made by the Borrower under this Agreement. All representations and warranties made under this Agreement shall be deemed to be made at and as of the Agreement Date and at and as of the date of the making of each Revolving Loan, except to the extent that such representations and warranties expressly relate solely to an earlier date (in which case such representations and warranties shall have been true and accurate on and as of such earlier date) and except for changes in factual circumstances specifically permitted hereunder.


                                   ARTICLE 6 AFFIRMATIVE COVENANTS

     For so long as this Agreement is in effect, unless the Requisite Lenders (or, if required pursuant to Section 12.6., all of the Lenders) shall otherwise consent in the manner provided for in Section 12.6., the Borrower shall:

Section 6  Preservation of Existence and Similar Matters.

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

Section 6  Compliance with Applicable Law and Material Contracts.

         Comply, and cause each Subsidiary to comply, with (a) all Applicable Law, including the obtaining of all Governmental Approvals, if the failure to comply with which could reasonably be expected to have a Material Adverse Effect, and (b) all material terms and conditions of all Material Contracts to which it is a party unless, in the good faith judgment of the Borrower failure to comply would be in the best interests of the Borrower; provided, however, the provisions of this clause (b) shall not be construed or deemed to be a waiver by a Lender of any rights it may have or claim under or with respect to any such Material Contract.

Section 6  Visits and Inspections.

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

Section 6  Use of Proceeds.

         Use the proceeds of all Loans solely for (a) the purpose of funding Capital Expenditures or deferred maintenance expenses, in either case, incurred or to be incurred by the Borrower after January 6, 2000 or (b) working capital purposes; provided, however, the aggregate outstanding principal amount of Loans the proceeds of which the Borrower is using for working capital purposes may not exceed the lesser of (i) $10,000,000 or (ii) the aggregate amount of Capital Expenditures and deferred maintenance expenses, in either case, incurred by BSC or any of its Subsidiaries (as defined in the BSC Credit Agreement) excluding the Borrower after January 6, 2000. The Borrower shall not use any part of the proceeds of any Loan to purchase or carry, or to reduce or retire or refinance any credit incurred to purchase or carry, any margin stock (within the meaning of Regulations U and X of the Board of Governors of the Federal Reserve System) or to extend credit to others for the purpose of purchasing or carrying any such margin stock if such use would result in a violation of such Regulations or any other Applicable Law.

Section 6  Environmental Matters.

         Comply, and cause all of its Subsidiaries to comply, with all Environmental Laws the failure with which to comply could reasonably be expected to have a Material Adverse Effect. If the Borrower or any Subsidiary shall (a) receive notice that any violation of any Environmental Law which could reasonably be expected to have a Material Adverse Effect may have been committed or is about to be committed by such Person, (b) receive notice that any administrative or judicial complaint or order has been filed or is about to be filed against the Borrower or any Subsidiary alleging violations of any Environmental Law or requiring the Borrower or any Subsidiary to take any action in connection with the release of Hazardous Materials, which violation or required action could reasonably be expected to have a Material Adverse Effect or (c) receive any notice from a Governmental Authority or private party alleging that the Borrower or any Subsidiary may be liable or responsible for costs associated with a response to or cleanup of a release of a Hazardous Material or any damages caused thereby, which liability, responsibility or damages could reasonably be expected to have a Material Adverse Effect, then the Borrower shall provide the Agent with a copy of such notice within 10 days after the receipt thereof by the Borrower or any of the Subsidiaries. The Borrower and the Subsidiaries shall promptly take all actions necessary to prevent the imposition of any Liens on any of their respective properties arising out of or related to any Environmental Laws.

Section 7.6.  Further Assurances.

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

Section 7.7.  Agreement to Provide Security.

         (a) To induce the Agent and the Lenders to enter into this Agreement, the other Loan Documents and the other Transaction Documents, the Borrower agrees, subject to the terms of the immediately following subsections, (i) to cause each of its Subsidiaries to guarantee the payment and performance of all of the Secured Obligations (as defined in the Intercreditor Agreement) and (ii) to grant, and to cause each Subsidiary to grant, to the Collateral Agent for the benefit of the Lenders a Lien in all of its Properties (or in the case of the Borrower only, all of its currently unencumbered Properties) subject to the terms of the applicable Security Documents.

         (b) Notwithstanding the immediately preceding subsection (a), but subject to the immediately following subsection (c), (i) the Borrower shall only be required to grant, and to cause any Subsidiary to grant, to the Collateral Agent a Lien in Property to the extent provided in the applicable Security Documents and (ii) the Borrower shall not be required to grant to the Collateral Agent a Lien in any of the Borrower's right, title or interest in or to any of the following (the "Excluded Cartersville Property"): (A) the Cartersville Rolling Mill Equipment, (B) the Rolling Mill Lease Documents, (C) the Cartersville Casting Lease Equipment, (D) the Casting Mill Lease Documents or
(E) the Cartersville Bond Documents.

         (c) Except with respect to the Excluded Cartersville Property, the Borrower shall use its good faith efforts to obtain a waiver of, or consent pursuant to, any provision of an agreement or contract which permitted the Borrower or any Subsidiary to be exempt in any way by virtue of the immediately preceding subsection (b) of this Section from the general obligation under the immediately preceding subsection (a) to provide security for, or guarantee, the Obligations. Promptly upon the receipt of any such waiver or consent the Borrower (i) shall deliver a copy thereof to the Collateral Agent, the Agent and each of the Lenders and (ii) execute, or cause to be executed, Security Documents as necessary to make such Property a part of the Collateral and to take all other actions necessary to perfect the Liens of the Collateral Agent in such Property.

Section 7.8.  Future Real Property.

         The Borrower will, and will cause each Subsidiary to, promptly following the acquisition of any fee simple interest, or estate for years, in any Real Property, provide written notice thereof to the Agent and the Lenders and execute and deliver to the Collateral Agent a Mortgage creating a first priority Lien on such Property (including fixtures) in favor of the Collateral Agent, subject to no Liens, except Liens permitted to exist under the express terms of the BSC Credit Agreement and the Note Purchase Agreements, and provide to the Collateral Agent such customary lender's title insurance policies, appraisals, surveys, environmental reports and other related documents as the Collateral Agent and the Requisite Lenders (or their respective special counsel) may reasonably request.

Section 7.9.  Future Intellectual Property.

         The Borrower will, and will cause each Subsidiary to, promptly following the acquisition, creation or development of any Intellectual Property, provide written notice thereof to the Collateral Agent and the Lenders and execute and deliver to the Collateral Agent an appropriate Security Document in form and substance satisfactory to the Collateral Agent, creating a first priority Lien on such Intellectual Property in favor of the Collateral Agent, subject to no Liens, except Liens permitted to exist under the express terms of the BSC Credit Agreement and the Note Purchase Agreements, and provide to the Collateral Agent and the Lenders such other related documents as the Collateral Agent and the Requisite Lenders (or their respective special counsel) may reasonably request.

Section 7.10.  Certificates Regarding Authorization, Etc.

         Each Security Document delivered by the Borrower or any Subsidiary pursuant to any of the terms of this Agreement shall be accompanied by (a) copies of the constitutive documents and corporate resolutions (or equivalent) of the Borrower or such Subsidiary authorizing the respective transactions contemplated thereby, in each case certified as true and correct by a senior officer of the Borrower or such Subsidiary; (b) legal opinions comparable in scope to those delivered by counsel to the Borrower in connection with the closing of the transactions contemplated by this Agreement, and otherwise addressing such matters as may be requested by, and in form and substance satisfactory to, the Collateral Agent, the Agent and the Requisite Lenders (or their respective special counsel); and (c) such other documents, instruments, agreements and certifications as the Collateral Agent, the Agent, or the Requisite Lenders (or their respective special counsel), as applicable, may reasonably request.

Section 7.11.  Appraisals.

         If, under the Financial Institution Recovery, Reform and Enforcement Act of 1989, as amended ("FIRREA"), or any other Applicable Law, a Lender is required to have an appraisal of any parcel of real Property subject to a Mortgage, the Borrower shall deliver or cause to be delivered to such Lender an appraisal which satisfies the minimum specifications required under FIRREA or other Applicable Law.

Section 7.12.  Incorporation of Certain Covenants of BSC Credit Agreement.

         The Borrower shall perform and comply with each of the agreements, covenants and obligations which BSC is to cause the Borrower to perform or comply with under the BSC Credit Agreement or any other Loan Document (as defined in the BSC Credit Agreement), including without limitation, those contained in Sections 7.1 through 7.6, Sections 7.8 through 7.9, and Sections
9.2 through 9.7 of the BSC Credit Agreement, each of which (together with the related definitions and ancillary provisions) is hereby incorporated herein by reference.


                              ARTICLE 7 INFORMATION

         For so long as this Agreement is in effect, unless the Requisite Lenders (or, if required pursuant to Section 12.6., all of the Lenders) shall otherwise consent in the manner set forth in Section 12.6., the Borrower shall furnish to each Lender (or to the Agent if so provided below) at its Lending
Office:

Section 7  Quarterly Financial Statements.

         As soon as available and in any event within 45 days after the close of each of the first, second and third fiscal quarters of the Borrower, the consolidated balance sheet of the Borrower and its Subsidiaries as at the end of such period and the related consolidated statements of income, retained earnings and cash flows of the Borrower and its Subsidiaries for such period, setting forth in each case in comparative form the figures for the corresponding periods of the previous fiscal year, all of which shall be certified by the Vice President-Finance of the Borrower, in his or her opinion, to present fairly, in accordance with GAAP and in all material respects, the consolidated financial position of the Borrower and its Subsidiaries as at the date thereof and the results of operations for such period (subject to normal year-end adjustments).

Section 7 Year-End Statements.

         As soon as available and in any event within 90 days after the end of each fiscal year of the Borrower, the audited consolidated balance sheet of the Borrower and its Subsidiaries as at the end of such fiscal year and the related audited consolidated statements of income, retained earnings and cash flows of the Borrower and its Subsidiaries for such fiscal year, setting forth in comparative form the figures as at the end of and for the previous fiscal year, all of which shall be certified by the Vice President-Finance of the Borrower, in his or her opinion, to present fairly, in accordance with GAAP and in all material respects, the financial position of the Borrower and its Subsidiaries as at the date thereof and the results of operations for such period and by independent certified public accountants of recognized national standing acceptable to the Agent, whose certificate shall be in scope and substance satisfactory to the Agent and who shall have authorized the Borrower to deliver such financial statements and certification thereof to the Agent and the Lenders pursuant to this Agreement.

Section 8.3.  Copies of Other Reports.

         The Borrower shall furnish to the Agent and each Lender:

          (a) Promptly upon receipt thereof, copies of all reports, if any, submitted to the Borrower or its management committee by its independent public accountants in connection with any annual, interim or special audit, including, without limitation, any management report;

          (b) Promptly upon the mailing thereof to the members of the Borrower generally, copies of all financial statements, reports, notices and proxy statements so mailed;

          (c) Not later than the time furnished under the Note Purchase Agreements, copies of each report, statement, document, notice or other item furnished pursuant to Section 9 of any such Note Purchase Agreement or any related instrument, agreement or other document, to the extent not otherwise provided to the Lenders under any of the other provisions of this Agreement; and

          (d) Not later than the time furnished under the BSC Credit Agreement, copies of each report, statement, document, notice or other item relating to the Borrower and furnished pursuant to the terms of the BSC Credit Agreement or any related instrument, agreement or other document, to the extent not otherwise provided to the Lenders under any of the other provisions of this Agreement.

Section 7  Notice of Litigation and Other Matters.

         The Borrower shall give the Agent and each Lender prompt notice of:

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

          (b) any change in the business, assets, liabilities, financial condition or results of operations of the Borrower or any Subsidiary which has had, or could reasonably be expected to have, a Material Adverse Effect;

          (c) the occurrence of (i) any Default or Event of Default, including without limitation, any Cartersville Indenture Default, Rolling Mill Lease Default or Casting Mill Lease Default; or (ii) any event which constitutes or which with the passage of time, the giving of notice or otherwise would constitute a default or event of default by the Borrower or any Subsidiary under any Material Contract to which any such Person is a party or by which any such Person or any of its respective properties may be bound; and

          (d) any notification of a violation of any Applicable Law or any inquiry regarding any alleged violation of any Applicable Law which violation could reasonably be expected to have a Material Adverse Effect shall have been received by the Borrower or any of the Subsidiaries from any Governmental Authority.

Section 7  Other Information.

         From  time  to  time  and  promptly  upon  each  request,   such  data,
certificates, reports, statements, documents or further information regarding the business, assets, liabilities, financial condition, or results of operations of the Borrower or any of its Subsidiaries as the Agent or any Lender may reasonably request.


                                    ARTICLE 7 NEGATIVE COVENANTS

         For so long as this Agreement is in effect, unless the Requisite Lenders (or, if required pursuant to Section 12.6, all of the Lenders) shall otherwise consent in the manner set forth in Section 12.6, the Borrower shall comply with the following covenants:

Section. 9.1.  Transfer of Bonds or Rights Under Certain Documents.

         The Borrower will not sell, transfer, assign, convey or otherwise dispose of any of its right, title or interest in or under the Cartersville Bond Documents or the Cartersville Bonds other than pursuant to the Assignment, Assumption and Security Agreements existing as of the date hereof.

Section. 9.2.  Amendment of Bond Documents or Lease Documents.

         The Borrower will not amend, restate, replace, supplement or otherwise modify any of the Casting Mill Lease Documents, Rolling Mill Lease Documents or the Cartersville Bond Documents without the prior written consent of the Requisite Lenders.

Section 9.3.  Creation or Acquisition of Subsidiaries.

         The Borrower will not, directly or indirectly, create, or acquire or own, any Subsidiary unless (a) such Subsidiary is (i) a Wholly-Owned Subsidiary;
(ii) a Restricted Subsidiary and (iii) not a Foreign Subsidiary (as defined in the BSC Credit Agreement) and (b) immediately prior to the Borrower's acquisition of any equity interest in such Subsidiary, and immediately thereafter, no Default or Event of Default exists or would exist. Promptly after (and in any event within ten (10) Business Days of) any Person becoming a direct or indirect Subsidiary of the Borrower, the Borrower shall do all of the following:

         (A) Deliver to the Agent a copy of the Accession Agreement with respect to such Subsidiary required to be delivered under the Omnibus Agreement, which Accession Agreement, among other things, makes such Subsidiary a party to the Omnibus Agreement, the Intercreditor Agreement and the Guarantee;

         (B) Deliver to the Collateral Agent (with a copy to the Agent) a security agreement executed by such Subsidiary conveying to the Collateral Agent a Lien in, subject to the limitations of Section 7.7., all personal Property of such Subsidiary, such security agreement to be substantially in the form of the Security Agreement and otherwise in form and substance satisfactory to the Collateral Agent, the Agent and the Requisite Lenders (or their respective special counsel);

         (C) Deliver to the Collateral Agent (with a copy to the Agent) a pledge agreement executed the Borrower (or if such Subsidiary is an indirect Subsidiary of the Borrower, executed by the Subsidiary which directly owns equity interests in such Subsidiary) conveying to the Collateral Agent a Lien in all of the issued and outstanding equity interests in such Subsidiary, such pledge agreement to be substantially in the form of the stock pledge agreement executed and delivered by BSC in connection with the Intercreditor Agreement and otherwise in form and substance satisfactory to the Collateral Agent, the Agent and the Requisite Lenders (or their respective special counsel). All certificates evidencing any such equity interest and undated transfer powers executed in blank required to be executed and delivered to the Collateral Agent by the terms of such pledge agreement shall have been so delivered;

     (D) Deliver to the Collateral Agent (with a copies to the Agent) any other Security Document required to be delivered under the terms of this Agreement, including without limitation, under Section 7.8. or 7.9., and all other items required to be delivered under Section 7.10.; and

         (E) Take all actions necessary to perfect the Liens of the Collateral Agent being granted in connection with any of the foregoing (including, without limitation, the filing of all appropriate Uniform Commercial Code financing statements, the recording of all appropriate documents with public officials, and the payment of all applicable fees and taxes).

                                ARTICLE 9 DEFAULT

Section 9  Events of Default.

         Each of the following shall constitute an Event of Default, whatever the reason for such event and whether it shall be voluntary or involuntary or be effected by operation of Applicable Law or pursuant to any judgment or order of any Governmental Authority:

         (a) Default in Payment. (i) The Borrower shall fail to pay when due (whether upon demand, at maturity, by reason of acceleration or otherwise) the principal of any of the Loans or (ii) the Borrower shall fail to pay when due any interest on any of the Loans or any of the other payment Obligations owing by the Borrower under this Agreement or any other Loan Document and in the case of this clause (ii), such failure shall continue for a period of 5 days.

         (b) Default in Performance. (i) The Borrower shall fail to perform or observe any term, covenant, condition or agreement contained in Sections 7.7. through 7.11. or in Article IX. or (ii) the Borrower or any Subsidiary shall fail to perform or observe any term, covenant, condition or agreement on its part to be performed and contained in this Agreement or any other Loan Document to which it is a party and not otherwise mentioned in this Section and such failure shall continue for a period of 30 days after the earlier of (x) the date upon which the Borrower or such Subsidiary, as applicable, obtains knowledge of such failure or (y) the date upon which the Borrower or such Subsidiary, as applicable, has received written notice of such failure from the Agent.

         (c) Misrepresentations. Any written statement, representation or warranty made or deemed made by or on behalf of BSC, the Borrower or any other Subsidiary of BSC under this Agreement or under any other Loan Document or other Transaction Document, or any amendment hereto or thereto, or in any other writing or statement at any time furnished or made or deemed made by or on behalf of BSC, the Borrower or any Subsidiary of BSC to the Agent or any Lender, shall at any time prove to have been incorrect or misleading in any material respect when furnished or made.

         (d)      Debt Cross-Default.
                  ------------------

                  (i) the Borrower or any Subsidiary shall fail to pay when due and payable and after the expiration of any applicable grace and cure periods the principal of, or interest on, any Debt other than the Loans having an aggregate outstanding principal amount of $1,000,000 or more ("Material Debt"); or

                  (ii) (x) the maturity of any such Material Debt shall have been accelerated in accordance with the provisions of any indenture, contract or instrument evidencing, providing for the creation of or otherwise concerning such Material Debt or (y) any of such Material Debt shall have been required to be prepaid or repurchased prior to the stated maturity thereof; or

                  (iii) any other event shall have occurred and be continuing which, with or without the passage of time, the giving of notice, or otherwise, would permit any holder or holders of such Material Debt, any trustee or agent acting on behalf of such holder or holders or any other Person, (x) to accelerate the maturity of any such Material Debt or (y) require any such Material Debt to be prepaid or repurchased prior to its stated maturity.

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

         (f) Involuntary Bankruptcy Proceeding. A case or other proceeding shall be commenced against the Borrower or any Subsidiary in any court of competent jurisdiction seeking: (i) relief under the Bankruptcy Code of 1978, as amended or other federal bankruptcy laws (as now or hereafter in effect) or under any other Applicable Laws, domestic or foreign, relating to bankruptcy, insolvency, reorganization, winding-up, or composition or adjustment of debts; or (ii) the appointment of a trustee, receiver, custodian, liquidator or the like of such Person, or of all or any substantial part of the assets, domestic or foreign, of such Person, and such case or proceeding shall continue undismissed or unstayed for a period of 45 consecutive calendar days, or an order granting the relief requested in such case or proceeding against the Borrower or such Subsidiary (including, but not limited to, an order for relief under such Bankruptcy Code or such other federal bankruptcy laws) shall be entered.

         (g) Contesting Loan Documents. The Borrower or any Subsidiary shall disavow, revoke or terminate any Loan Document to which it is a party or shall otherwise challenge or contest in any action, suit or proceeding in any court or before any Governmental Authority the validity or enforceability of any Loan Document.

         (h) Judgment. A judgment or order for the payment of money (not adequately covered by insurance as to which the insurance company has acknowledged coverage in writing) shall be entered against the Borrower or any Subsidiary by any court or other tribunal which exceeds, individually or together with all other such judgments or orders entered against the Borrower and its Subsidiaries, $1,000,000 in amount and such judgment or order shall continue for a period of 30 days without being stayed or dismissed through appropriate appellate proceedings.

     (i) Loan Documents. An Event of Default (as defined therein) shall occur and be continuing under any of the other Loan Documents.

     (j) BSC Credit Agreement Default. A BSC Credit Agreement Default shall occur and be continuing.

     (k) Cartersville Indenture Default; Casting Mill Lease Default; Rolling Mill Lease Default. A Cartersville Indenture Default, Casting Mill Lease Default or Rolling Mill Lease Default shall occur and be continuing.

         (l) Change of Control. (i) BSC shall cease to own all of the issued and outstanding equity interests of Birmingham East Coast Holdings, L.L.C. ("East Coast"); (ii) East Coast shall cease to own at least 85.0% of the membership interests in the Borrower or (iii) any manager on the Borrower's management committee shall have been appointed by any Person other than East Coast without East Coast's prior written consent thereto.

         (m) Suspension of Business. The cessation or substantial curtailment of revenue producing activities of the Borrower or any Subsidiary shall occur (whether as a result of strike, lockout, labor dispute, embargo, condemnation, force majeure or otherwise) which could reasonably be expected to have a Material Adverse Effect.

         (n) Perfection. The Collateral Agent shall, for a period of 30 days, cease to have a valid and perfected first-priority security interest (subject only to Liens permitted to exist under the express terms of the BSC Credit Agreement and the Note Purchase Agreements) in Collateral having an aggregate book value in excess of $250,000 or in any other material portion of the Collateral, for any reason other than the failure of the Collateral Agent to take any action within its control.

     (o) Designation as "Unrestricted Subsidiary." BSC shall designate the Borrower as an "Unrestricted Subsidiary" under, and as defined in, the BSC Credit Agreement or the Note Purchase Agreements.

     (p) Note Purchase Agreement Default. An Event of Default under and as defined in any of the Note Purchase Agreements shall occur and be continuing.

     (q) Memphis Melt Shop Default. A Lease Event of Default under and as defined in the Memphis Melt Shop Lease shall occur and be continuing.

Section 9  Remedies Upon Event of Default.

         Upon the occurrence of an Event of Default the following provisions shall apply:

         (a)      Acceleration; Termination of Facilities.
                  ---------------------------------------

                  (i) Automatic. Upon the occurrence of an Event of Default specified in Sections 10.1.(e) or 10.1.(f), (A)(i) the principal of, and all accrued interest on, the Loans and the Notes at the time outstanding, and (ii) all of the other Obligations of the Borrower, including, but not limited to, the other amounts owed to the Lenders and the Agent under this Agreement, the Notes or any of the other Loan Documents shall become immediately and automatically due and payable by the Borrower without presentment, demand, protest, or other notice of any kind, all of which are expressly waived by the Borrower and (B) each of the Commitments, and the obligation of the Lenders to make Revolving Loans, shall immediately and automatically terminate.

                  (ii) Optional. If any other Event of Default shall have occurred and be continuing, the Requisite Lenders may direct the Agent to, and the Agent if so directed shall: (I) declare (1) the principal of, and accrued interest on, the Revolving Loans and the Notes at the time outstanding, and (2) all of the other Obligations, including, but not limited to, the other amounts owed to the Lenders and the Agent under this Agreement, the Notes or any of the other Loan Documents to be forthwith due and payable, whereupon the same shall immediately become due and payable without presentment, demand, protest or other notice of any kind, all of which are expressly waived by the Borrower and (II) terminate the Commitments and the obligation of the Lenders to make Revolving Loans.

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

Section 10.3.  Allocation of Proceeds.

         If an Event of Default shall have occurred and be continuing and the maturity of the Notes has been accelerated, all payments received by the Agent under any of the Loan Documents, in respect of any principal of or interest on the Obligations or any other amounts payable by the Borrower hereunder or thereunder, shall be applied by the Agent in the following order and priority:

     (a) amounts due to the Agent and the Lenders in respect of expenses due under Section 12.2.;

     (b) payments of interest on Loans, to be applied for the ratable benefit of the Lenders;

     (c) payments of principal of Loans, to be applied for the ratable benefit of the Lenders;

     (d) amounts due to the Agent and the Lenders pursuant to Sections 11.6. and 12.9.;

     (e) payments of all other amounts due under any of the Loan Documents, if any, to be applied for the ratable benefit of the Lenders; and

     (f) any amount remaining after application as provided above, shall be paid to the Borrower or whomever else may be legally entitled thereto.

Section 9  Performance by Agent.

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

Section 9  Rights Cumulative.

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

Section 9  Rescission of Acceleration by Requisite Lenders.

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

                                        ARTICLE 10 THE AGENT

Section 10  Authorization and Action.

         Each Lender hereby appoints and authorizes the Agent to take such action as agent on such Lender's behalf and to exercise such powers under this Agreement and the other Loan Documents as are specifically delegated to the Agent by the terms hereof and thereof, together with such powers as are reasonably incidental thereto. The relationship between the Agent and the Lenders shall be that of principal and agent only and nothing herein shall be construed to deem the Agent a trustee or fiduciary for any Lender nor to impose on the Agent duties or obligations other than those expressly provided for herein. At the request of a Lender, the Agent will forward to each Lender copies or, where appropriate, originals of the documents delivered to the Agent pursuant to this Agreement or the other Loan Documents. The Agent will also furnish to any Lender, upon the request of such Lender, a copy of any certificate or notice furnished to the Agent by the Borrower, any Subsidiary or any other Affiliate of the Borrower, pursuant to this Agreement or any other Loan Document not already delivered to such Lender pursuant to the terms of this Agreement or any such other Loan Document. As to any matters not expressly provided for by the Loan Documents (including, without limitation, enforcement or collection of any of the Obligations), the Agent shall not be required to exercise any discretion or take any action, but shall be required to act or to refrain from acting (and shall be fully protected in so acting or refraining from acting) upon the instructions of the Requisite Lenders, and such instructions shall be binding upon all Lenders and all holders of any of the Obligations; provided, however, that, notwithstanding anything in this Agreement to the contrary, the Agent shall not be required to take any action which exposes the Agent to personal liability or which is contrary to this Agreement or any other Loan Document or Applicable Law. Not in limitation of the foregoing, the Agent shall not exercise any right or remedy it or the Lenders may have under any Loan Document upon the occurrence of a Default or an Event of Default unless the Requisite Lenders have so directed the Agent to exercise such right or remedy.

Section 10  Agent's Reliance, Etc.

         Neither the Agent nor any of its directors, officers, agents, employees or counsel shall be liable for any action taken or omitted to be taken by it or them under or in connection with this Agreement, except for its or their own gross negligence or willful misconduct. Without limiting the generality of the foregoing, the Agent: (a) may treat the payee of any Note as the holder thereof until the Agent receives written notice of the assignment or transfer thereof signed by such payee and in form satisfactory to the Agent; (b) may consult with legal counsel (including its own counsel or counsel for the Borrower), independent public accountants and other experts selected by it and shall not be liable for any action taken or omitted to be taken in good faith by it in accordance with the advice of such counsel, accountants or experts; (c) makes no warranty or representation to any Lender or any other Person and shall not be responsible to any Lender or any other Person for any statements, warranties or representations made by any Person in or in connection with this Agreement or any other Loan Document; (d) shall not have any duty to ascertain or to inquire as to the performance or observance of any of the terms, covenants or conditions of any of this Agreement or any other Loan Document or the satisfaction of any conditions precedent under this Agreement or any Loan Document on the part of the Borrower or other Persons or to inspect the property, books or records of the Borrower or any other Person; (e) shall not be responsible to any Lender for the due execution, legality, validity, enforceability, genuineness, sufficiency or value of this Agreement or any other Loan Document, any other instrument or document furnished pursuant hereto or thereto or any collateral covered thereby or the perfection or priority of any Lien in favor of the Agent on behalf of the Lenders in any such collateral; and (f) shall incur no liability under or in respect of this Agreement or any other Loan Document by acting upon any notice, consent, certificate or other instrument or writing (which may be by telephone or telecopy) believed by it to be genuine and signed, sent or given by the proper party or parties.

Section 11.3.  Notice of Defaults.

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

Section 10  Bank of America as Lender.

         Bank of America, as a Lender, shall have the same rights and powers under this Agreement and any other Loan Document as any other Lender and may exercise the same as though it were not the Agent; and the term "Lender" or "Lenders" shall, unless otherwise expressly indicated, include Bank of America in each case in its individual capacity. Bank of America and its affiliates may each accept deposits from, maintain deposits or credit balances for, invest in, lend money to, act as trustee under indentures of, serve as financial advisor to, and generally engage in any kind of business with the Borrower, any Subsidiary or any other Affiliate thereof as if it were any other bank and without any duty to account therefor to the other Lenders. Further, the Agent and any affiliate may accept fees and other consideration from the Borrower for services in connection with this Agreement and otherwise without having to account for the same to the other Lenders.

Section 10  Lender Credit Decision, Etc.

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

Section 10  Indemnification of Agent.

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

Section 10  Successor Agent.

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

                                      ARTICLE 11 MISCELLANEOUS

Section 11  Notices.

         Unless otherwise provided herein, communications provided for hereunder shall be in writing and shall be mailed, telecopied or delivered as follows:

         If to the Borrower:

                  Birmingham Southeast, LLC
                  c/o Birmingham Steel Corporation
                  1000 Urban Center Parkway, Suite 300
                  Birmingham, Alabama 35242
                  Attention:  Vice President-Finance
                  Telecopy Number:         (205) 970-1352
                  Telephone Number:        (205) 970-1200

_________If to the Agent:

                  Bank of America, N.A.
                  Bank of America Plaza
                  TX1-492-66-01
                  901 Main Street
                  Dallas, Texas  75202-3714
                  Attention:  Jay T. Wampler
                  Telecopy Number:         (214) 209-3711
                  Telephone Number:        (214) 209-0604/3533

         If to a Lender:

                  To such Lender's address or telecopy number, as applicable, set forth on its signature page hereto or in the applicable Assignment and Acceptance Agreement.

or, as to each party at such other address as shall be designated by such party in a written notice to the other parties delivered in compliance with this Section. All such notices and other communications shall be effective (i) if mailed, when received; (ii) if telecopied, when transmitted; or (iii) if hand delivered, when delivered. Notwithstanding the immediately preceding sentence, all notices or communications to the Agent or any Lender under Article II. shall be effective only when actually received. Neither the Agent nor any Lender shall incur any liability to the Borrower (nor shall the Agent incur any liability to the Lenders) for acting upon any telephonic notice referred to in this Agreement which the Agent or such Lender, as the case may be, believes in good faith to have been given by a Person authorized to deliver such notice or for otherwise acting in good faith under hereunder.

Section 11  Expenses.

         The Borrower agrees (a) to pay or reimburse the Agent and each Lender for all of their reasonable out-of-pocket costs and expenses incurred in connection with the preparation, negotiation and execution of, and any amendment, supplement or modification to, any of the Loan Documents (including due diligence expenses and travel expenses relating to closing), and the consummation of the transactions contemplated thereby, including the reasonable fees and disbursements of counsel to the Agent and each Lender, (b) to pay or reimburse the Agent and the Lenders for all their costs and expenses incurred in connection with the enforcement or preservation of any rights under the Loan Documents, including the reasonable fees and disbursements of their respective counsel (including the allocated fees and expenses of in-house counsel) and any payments in indemnification or otherwise payable by the Lenders to the Agent pursuant to the Loan Documents, (c) to pay, indemnify and hold the Agent and the Lenders harmless from any and all recording and filing fees and any and all liabilities with respect to, or resulting from any failure to pay or delay in paying, documentary, stamp, excise and other similar taxes, if any, which may be payable or determined to be payable in connection with the execution and delivery of any of the Loan Documents, or consummation of any amendment, supplement or modification of, or any waiver or consent under or in respect of, any Loan Document and (d) to the extent not already covered by any of the preceding subsections, to pay or reimburse the Agent and the Lenders for all their costs and expenses incurred in connection with any bankruptcy or other proceeding of the type described in Sections 10.1.(e) or 10.1.(f), including the reasonable fees and disbursements of counsel to the Agent and any Lender, whether such fees and expenses are incurred prior to, during or after the commencement of such proceeding or the confirmation or conclusion of any such proceeding.

Section 11  Setoff.

         In addition to any rights now or hereafter granted under Applicable Law and not by way of limitation of any such rights, the Agent, each Lender and each Participant is hereby authorized by the Borrower, at any time or from time to time during the continuance of an Event of Default, without notice to the Borrower or to any other Person, any such notice being hereby expressly waived, but subject to receipt of the prior written consent of the Requisite Lenders, to set-off and to appropriate and to apply any and all deposits (general or special, including, but not limited to, indebtedness evidenced by certificates of deposit, whether matured or unmatured) and any other indebtedness at any time held or owing by the Agent, such Lender or any affiliate of the Agent or such Lender, to or for the credit or the account of the Borrower against and on account of any of the Obligations, irrespective of whether or not any or all of the Loans and all other Obligations have been declared to be, or have otherwise become, due and payable as permitted by Section 10.2., and although such Obligations shall be contingent or unmatured.

Section 11  Litigation; Jurisdiction; Other Matters; Waivers.

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

         (b) EACH OF THE BORROWER, THE AGENT AND EACH LENDER HEREBY AGREES THAT THE FEDERAL DISTRICT COURT OF THE NORTHERN DISTRICT OF GEORGIA OR AT THE OPTION OF THE AGENT, ANY STATE COURT LOCATED IN FULTON COUNTY, GEORGIA, SHALL HAVE JURISDICTION TO HEAR AND DETERMINE ANY CLAIMS OR DISPUTES BETWEEN OR AMONG THE BORROWER, THE AGENT OR ANY OF THE LENDERS, PERTAINING DIRECTLY OR INDIRECTLY TO THIS AGREEMENT, THE LOANS, THE NOTES OR ANY OTHER LOAN DOCUMENT OR TO ANY MATTER ARISING HEREFROM OR THEREFROM. THE BORROWER AND EACH OF THE LENDERS EXPRESSLY SUBMITS AND CONSENTS IN ADVANCE TO SUCH JURISDICTION IN THE STATE OF GEORGIA IN ANY ACTION OR PROCEEDING COMMENCED IN SUCH COURTS. THE BORROWER HEREBY WAIVES PERSONAL SERVICE OF THE SUMMONS AND COMPLAINT, OR OTHER PROCESS OR PAPERS ISSUED THEREIN, AND AGREES THAT SERVICE OF SUCH SUMMONS AND COMPLAINT, OR OTHER PROCESS OR PAPERS MAY BE MADE BY REGISTERED OR CERTIFIED MAIL ADDRESSED TO THE BORROWER AT ITS ADDRESS FOR NOTICES PROVIDED FOR HEREIN.

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

Section 12.5.  Successors and Assigns.

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

         (c) Any Lender may at any time grant to one or more banks or other financial institutions (each a "Participant") participating interests in its Commitment or the Obligations owing to such Lender; provided, however, any such participating interest must be for a constant and not a varying percentage interest. No Participant shall have any rights or benefits under this Agreement or any other Loan Document. In the event of any such grant by a Lender of a participating interest to a Participant, such Lender shall remain responsible for the performance of its obligations hereunder, and the Borrower and the Agent shall continue to deal solely and directly with such Lender in connection with such Lender's rights and obligations under this Agreement. Any agreement pursuant to which any Lender may grant such a participating interest shall provide that such Lender shall retain the sole right and responsibility to enforce the obligations of the Borrower hereunder including, without limitation, the right to approve any amendment, modification or waiver of any provision of this Agreement; provided, however, such Lender may agree with the Participant that it will not, without the consent of the Participant, agree to (i) increase, or extend the term or extend the time or waive any requirement for the reduction or termination of, such Lender's Commitment, (ii) extend the date fixed for the payment of principal of or interest on the Loans or portions thereof owing to such Lender, (iii) reduce the amount of any such payment of principal, or (iv) reduce the rate at which interest is payable thereon. An assignment or other transfer which is not permitted by subsection (d) or (e) below shall be given effect for purposes of this Agreement only to the extent of a participating interest granted in accordance with this subsection (c). The selling Lender shall notify the Agent and the Borrower of the sale of any participation hereunder and the terms thereof.

         (d) Any Lender may assign to one or more banks or other financial institutions (each an "Assignee") all, but not a portion, of its Commitment and its other rights and obligations under this Agreement and the Notes; provided, however, (i) such Lender shall give the Borrower and the Agent prior written notice of any such assignment; (ii) if such Lender's Commitment has not been fully utilized and not terminated, the Agent shall have given its prior written consent to such assignment (which consent shall not be unreasonably withheld), except that no such consent shall be required pursuant to this clause (ii) in the case of any assignment to another Lender or any affiliate of such Lender or another Lender; (iii) each such assignment shall be for a constant and not a varying percentage; (iv) each such assignment shall be effected by means of an Assignment and Acceptance Agreement and (v) no Assignee may be BSC or any Affiliate of BSC. Upon execution and delivery of such instrument and payment by such Assignee to such transferor Lender of an amount equal to the purchase price agreed between such transferor Lender and such Assignee, such Assignee shall be deemed to be a Lender party to this Agreement as of the effective date of the Assignment and Acceptance Agreement and shall have all the rights and obligations of a Lender with a Commitment as set forth in such Assignment and Acceptance Agreement, and the transferor Lender shall be released from its obligations hereunder to a corresponding extent, and no further consent or action by any party shall be required. Upon the consummation of any assignment pursuant to this subsection (d), the Agent and the Borrower shall make appropriate arrangements so that a new Note is issued to the Assignee. In connection with any such assignment, the transferor Lender shall pay to the Agent an administrative fee for processing such assignment in the amount of $3,500.

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

         (f) In addition to the assignments and participations permitted under the foregoing provisions of this Section, any Lender that is a bank may assign and pledge all or any portion of its Loans and its Notes to any Federal Reserve Bank as collateral security pursuant to Regulation A and any Operating Circular issued by such Federal Reserve Bank, and such Loans and Notes shall be fully transferable as provided therein. No such assignment shall release the assigning Lender from its obligations hereunder.

         (g) A Lender may furnish any information concerning the Borrower or any of its Subsidiaries in the possession of such Lender from time to time to Assignees and Participants (including prospective Assignees and Participants) so long as such Persons agree to keep such information confidential as provided in
Section 12.8.

         (h) Anything in this Section to the contrary notwithstanding, no Lender may assign or participate any interest in any Loan held by it hereunder to the Borrower or any of its Affiliates or Subsidiaries.

         (i) Each Lender agrees that, without the prior written consent of the Borrower and the Agent, it will not make any assignment hereunder in any manner or under any circumstances that would require registration or qualification of, or filings in respect of, any Loan or Note under the Securities Act or any other securities laws of the United States of America or of any other jurisdiction.

Section 11  Amendments.

         Except as otherwise expressly provided in this Agreement, any consent or approval required or permitted by this Agreement or in any Loan Document to be given by the Lenders may be given, and any term of this Agreement or of any other Loan Document may be amended, and the performance or observance by the Borrower or any Subsidiary of any terms of this Agreement or such other Loan Document or the continuance of any Default or Event of Default may be waived (either generally or in a particular instance and either retroactively or prospectively) with, but only with, the written consent of the Requisite Lenders (and, in the case of an amendment to any Loan Document, the written consent of the Borrower). Notwithstanding the foregoing, no amendment, waiver or consent shall, unless in writing, and signed by all of the Lenders (or by the Agent at the written direction of all of the Lenders), do any of the following: (a) increase the Commitments of the Lenders or subject the Lenders to any additional obligations; (b) reduce the principal of, or interest rates that have accrued or that will be charged on the outstanding principal amount of, any Loans or other Obligations; (c) postpone any date fixed for any payment of any principal of, interest on, or Fees with respect to, any Loans or any other Obligations; (d) change the Commitment Percentages; (e) amend this Section or amend the definitions of the terms used in this Agreement or the other Loan Documents insofar as such definitions affect the substance of this Section; (f) modify the definition of the term "Requisite Lenders" or modify in any other manner the number or percentage of the Lenders required to make any determinations or waive any rights hereunder or to modify any provision hereof; or (g) release any Guarantor from any of its obligations under the Guarantee. Further, no amendment, waiver or consent unless in writing and signed by the Agent, in addition to the Lenders required hereinabove to take such action, shall affect the rights or duties of the Agent under this Agreement or any of the other Loan Documents. No waiver shall extend to or affect any obligation not expressly waived or impair any right consequent thereon and any amendment, waiver or consent shall be effective only in the specific instance and for the specific purpose set forth therein. No course of dealing or delay or omission on the part of the Agent or any Lender in exercising any right shall operate as a waiver thereof or otherwise be prejudicial thereto. Except as otherwise explicitly provided for herein or in any other Loan Document, no notice to or demand upon the Borrower shall entitle the Borrower to other or further notice or demand in similar or other circumstances.

Section 11  Nonliability of Agent and Lenders.

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

Section 11  Confidentiality.

         Except as otherwise provided by Applicable Law, the Agent and each Lender shall utilize all non-public information obtained pursuant to the requirements of this Agreement which has been identified as confidential or proprietary by the Borrower in accordance with its customary procedure for handling confidential information of this nature and in accordance with safe and sound lending practices but in any event may make disclosure: (a) to any of their respective affiliates (provided they shall agree to keep such information confidential in accordance with the terms of this Section); (b) as reasonably required by any bona fide Assignee, Participant or other transferee in connection with the contemplated transfer of any Commitment or participations therein as permitted hereunder (provided they shall agree to keep such information confidential in accordance with the terms of this Section); (c) as required or requested by any Governmental Authority, the National Association of Insurance Commissioners, other similar regulatory body or representative of any of the foregoing or pursuant to legal process or in connection with any legal proceedings relating to any of the Loan Documents or the transactions contemplated thereby; (d) to the Agent's or such Lender's independent auditors and other professional advisors (provided they shall be notified of the confidential nature of the information); and (e) after the happening and during the continuance of an Event of Default, to any other Person, in connection with the exercise by the Agent or the Lenders of rights hereunder or under any of the other Loan Documents.

Section 11  Indemnification.

         (a) The Borrower shall and hereby agrees to indemnify, defend and hold harmless the Agent, any affiliate of the Agent and each of the Lenders and their respective directors, trustees, officers, shareholders, agents, employees and counsel (each referred to herein as an "Indemnified Party") from and against any and all losses, claims, damages, liabilities, deficiencies, judgments or expenses of every kind and nature (including, without limitation, amounts paid in settlement, court costs and the fees and disbursements of counsel incurred in connection with any litigation, investigation, claim or proceeding or any advice rendered in connection therewith) (the foregoing items referred to herein as "Claims and Expenses") incurred by an Indemnified Party arising out of or by reason of any suit, cause of action, claim, arbitration, investigation or settlement, consent decree or other proceeding (the foregoing referred to herein as an "Indemnity Proceeding") which arise out of, or are in any way related directly or indirectly to: (i) this Agreement or any other Loan Document or the transactions contemplated thereby; (ii) the making of any Loans hereunder; (iii) any actual or proposed use by the Borrower of the proceeds of the Loans; (iv) the Agent's or any Lender's entering into this Agreement; (v) the fact that the Agent and the Lenders have established the credit facility evidenced hereby in favor of the Borrower; (vi) the fact that the Agent and the Lenders are creditors of the Borrower and have or are alleged to have information regarding the financial condition, strategic plans or business operations of the Borrower and the Subsidiaries; (vii) the fact that the Agent and the Lenders are material creditors of the Borrower and are alleged to influence directly or indirectly the business decisions or affairs of the Borrower and the Subsidiaries or their financial condition; (viii) the exercise of any right or remedy the Agent or the Lenders may have under this Agreement or the other Loan Documents; provided, however, that the Borrower shall not be obligated to indemnify any Indemnified Party for any acts or omissions of such Indemnified Party in connection with matters described in this subparagraph (viii) that constitute gross negligence or willful misconduct; (ix) any violation or non-compliance by the Borrower or any Subsidiary of any Applicable Law (including any Environmental Law) including, but not limited to, any Indemnity Proceeding commenced by (A) the Internal Revenue Service or state taxing authority or (B) any Governmental Authority or other Person under any Environmental Law, including any Indemnity Proceeding commenced by a Governmental Authority or other Person seeking remedial or other action to cause the Borrower or its Subsidiaries (or its respective properties) (or the Agent and/or the Lenders as successors to the Borrower) to be in compliance with such Environmental Laws.

         (b) This indemnification shall apply to all Indemnity Proceedings arising out of, or related to, the foregoing whether or not an Indemnified Party is a named party in such Indemnity Proceeding. In this connection, this indemnification shall cover all costs and expenses of any Indemnified Party in connection with any deposition of any Indemnified Party or compliance with any subpoena (including any subpoena requesting the production of documents). This indemnification shall, among other things, apply to any Indemnity Proceeding commenced by other creditors of the Borrower or any Subsidiary, any shareholder, member or other equity holder of the Borrower or any Subsidiary (whether such shareholder, member or other equity holder is prosecuting such Indemnity Proceeding in their individual capacity or derivately on behalf of the Borrower), any account debtor of the Borrower or any Subsidiary or by any Governmental Authority.

         (c) This indemnification shall apply to any Indemnity Proceeding arising during the pendency of any bankruptcy proceeding filed by or against the Borrower and/or any Subsidiary.

         (d) An Indemnified Party may conduct its own investigation and defense of, and may formulate its own strategy with respect to, any Indemnity Proceeding covered by this Section and, as provided above, all costs and expenses incurred by the Indemnified Party shall be reimbursed by the Borrower if (i) such investigation and defense has been specifically authorized in writing by the Borrower, or (ii) the named parties to any Indemnity Proceeding (including any impleaded parties) include both the Borrower and such Indemnified Party and representation of both the Borrower and such Indemnified Party by the same counsel would be inappropriate due to actual or potential conflicts of interests. No action taken by legal counsel chosen by an Indemnified Party in investigating or defending against any such Indemnity Proceeding shall vitiate or in any way impair the obligations and duties of the Borrower hereunder to indemnify and hold harmless each such Indemnified Party; provided, however, that
(i) if the Borrower is required to indemnify an Indemnified Party pursuant hereto and (ii) the Borrower has provided evidence reasonably satisfactory to such Indemnified Party that the Borrower has the financial wherewithal to reimburse such Indemnified Party for any amount paid by such Indemnified Party with respect to such Indemnity Proceeding, such Indemnified Party shall not settle or compromise any such Indemnity Proceeding without the prior written consent of the Borrower (which consent shall not be unreasonably withheld or delayed).

         (e) If and to the extent that the obligations of the Borrower hereunder are unenforceable for any reason, the Borrower hereby agrees to make the maximum contribution to the payment and satisfaction of such obligations which is permissible under Applicable Law.

         (f) The Borrower's obligations hereunder shall survive any termination of this Agreement and the other Loan Documents and the payment in full of the Obligations, and are in addition to, and not in substitution of, any other of their obligations set forth in this Agreement or any other Loan Document to which it is a party.

Section 11  Termination; Survival.

         At such time as (a) all of the Commitments have been terminated, (b) none of the Lenders is obligated any longer under this Agreement to make any Loans, and (c) all Obligations (other than obligations which survive as provided in the following sentence) have been paid and satisfied in full, this Agreement shall terminate. Notwithstanding any termination of this Agreement, or of the other Loan Documents, the indemnities to which the Agent and the Lenders are entitled under the provisions of Sections 11.6., 12.2. and 12.9. and any other provision of this Agreement and the other Loan Documents, and the waivers of jury trial and submission to jurisdictions contained in Section 12.4., shall continue in full force and effect and shall protect the Agent and the Lenders against events arising after such termination as well as before.

Section 11  Severability of Provisions.

         Any provision of this Agreement which is prohibited or unenforceable in any jurisdiction shall, as to such jurisdiction, be ineffective only to the extent of such prohibition or unenforceability without invalidating the remainder of such provision or the remaining provisions or affecting the validity or enforceability of such provision in any other jurisdiction.

Section 11 GOVERNING LAW.

         THIS AGREEMENT SHALL BE GOVERNED BY, AND CONSTRUED IN ACCORDANCE WITH, THE LAWS OF THE STATE OF NEW YORK APPLICABLE TO CONTRACTS EXECUTED, AND TO BE FULLY PERFORMED, IN SUCH STATE.

Section 11  Counterparts.

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

Section 11  No Fiduciary Relationship.

         No provision in this Agreement or in any of the other Loan Documents and no course of dealing between the parties shall be deemed to create any fiduciary duty owing by the Agent or any Lender to any Lender, the Borrower or any Subsidiary.

Section 11  Limitation of Liability.

         Neither the Agent nor any Lender, nor any affiliate, officer, director, trustee, employee, attorney, or agent of the Agent or any Lender shall have any liability with respect to, and the Borrower hereby waives, releases, and agrees not to sue any of them upon, any claim for any special, indirect, incidental, or consequential damages suffered or incurred by the Borrower in connection with, arising out of, or in any way related to, this Agreement or any of the other Loan Documents, or any of the transactions contemplated by this Agreement or any of the other Loan Documents. The Borrower hereby waives, releases, and agrees not to sue the Agent or any Lender or any of the Agent's or any Lender's affiliates, officers, directors, employees, attorneys, or agents for punitive damages in respect of any claim in connection with, arising out of, or in any way related to, this Agreement or any of the other Loan Documents, or any of the transactions contemplated by this Agreement or financed hereby.

Section 11  Entire Agreement.

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

Section 11  Construction.

         The Agent, the Borrower and each Lender acknowledge that each of them has had the benefit of legal counsel of its own choice and has been afforded an opportunity to review this Agreement and the other Loan Documents with its legal counsel and that this Agreement and the other Loan Documents shall be construed as if jointly drafted by the Agent, the Borrower and each Lender.

Section 12.18.  BSC Credit Agreement Provisions.

         (a) Notwithstanding any provision of this Agreement to the contrary, no waiver, amendment or other modification to (i) the BSC Credit Agreement Representations, (ii) the BSC Credit Agreement Defaults or (iii) the covenants from the BSC Credit Agreement referred to in Section 7.12., which shall have become effective under the BSC Credit Agreement after the Effective Date shall be deemed to be incorporated herein by reference unless and until consented to by the Requisite Lenders in writing.

         (b) The BSC Credit Agreement Representations, the BSC Credit Agreement Defaults and the covenants from the BSC Credit Agreement referred to in Section
7.12. incorporated herein by reference and any definitions or other terms or provisions of the BSC Credit Agreement incorporated herein by reference, will be deemed to continue in effect for the benefit of the Agent and the Lenders until the Commitments have terminated, all Obligations have been indefeasibly paid in full and this Agreement shall have terminated in accordance with its terms, whether or not the BSC Credit Agreement or any Commitment thereunder remains in effect or whether or not the BSC Credit Agreement is amended, restated or terminated after the date hereof.

Section 11  SUBJECT TO INTERCREDITOR AGREEMENT.

         This   Agreement  is  subject  to  the  terms  and  conditions  of  the
Intercreditor Agreement.




                                   [Signatures on Following Pages]

         IN WITNESS WHEREOF, the parties hereto have caused this Credit Agreement to be executed by their authorized officers all as of the day and year first above written.




                             By:   /s/  J. Daniel Garrett
                                   ----------------------
                             Name:      J. Daniel Garrett
                             Title:     Vice President - Finance



                                 [Signatures Continued on Next Page]

                 BANK OF AMERICA, N.A., as Agent and as a Lender

                             By: /s/ Jay T. Wampler
                                        ------------------
                             Name:      Jay T. Wampler
                             Title:     Managing Director

                          Lending Office (all Types of Loans):

                          One Independence Center
                          NC1-001-15-03
                          101 N. Tryon St.
                          Charlotte, NC 28255-0001
                          Attention:  Laura Schultz
                          Telecopy Number:  (704) 388-3919
                          Telephone Number: (704) 409-0025


                                 [Signatures Continued on Next Page]

                 PNC BANK, NATIONAL ASSOCIATION


                             By:   /s/  Martin E. Mueller
                                        ---------------------
                             Name:      Martin E. Mueller
                              Title: Vice President

                          Lending Office (all Types of Loans)
                             and Address for Notices:

                          PNC Capital Recovery Corp.
                          Fifth Avenue and Wood Street - 18th Floor
                          Pittsburgh, Pennsylvania  15222
                          Attn:  Martin E. Mueller
                          Telecopier:       (412) 762-4157
                          Telephone:        (412) 762-5263



                                 [Signatures Continued on Next Page]

                             THE BANK OF NOVA SCOTIA


                             By:        /s/ Peter Van Schaick
                                        ---------------------
                             Name:      Peter Van Schaick
                                 Title: Director

                          Lending Office (all Types of Loans):
                          The Bank of Nova Scotia, Atlanta Agency
                          Atlanta Agency, Suite 2700
                          600 Peachtree St., NW
                          Atlanta, Georgia  30308
                          Attn:  Dottie Legista
                          Telecopier:       (404) 888-8998
                          Telephone:        (404) 877-1535


                          Address for notices:

                             The Bank of Nova Scotia
                          Special Accounts Management, NY
                          1 Liberty Plaza
                          New York, New York  10006
                          Attn:  Norm Gillespie / Pieter Van Schaick
                          Telecopier:       (212) 225-5205
                          Telephone:        (212) 225-6405/(212) 225-5005

                 THE BANK OF TOKYO-MITSUBISHI, ltd


                               By: /s/ G. England
                                        --------------
                                Name: G. England
                             Title: V.P. and Manager

                 Lending Office (all Types of Loans):

                 Bank of Tokyo - Mitsubishi, New York Branch
                 1251 Avenue of the Americas, 12th Floor
                 New York, New York  10020-1104
                 Attn:  Roland Uy
                 Telecopier:       (201) 521-2304/5
                 Telephone:        (201) 413-8570


                 Address for notices:

                 Bank of Tokyo-Mitsubishi, Ltd.
                 133 Peachtree Street, Suite 3450
                 Atlanta, Georgia 30303
                 Attn:  Gary England
                 Telecopier:       (404) 522-1155
                 Telephone:        (404) 222-4205

                 CIBC INC.


                             By:   /s/  Ronald E. Spitzer
                                        --------------------
                             Name:      Ronald E. Spitzer
                             Title:     Agent

                 Lending Office (all Types of Loans):

                 2727 Paces Ferry Road, Suite 12000
                 2 Paces West, Building 2
                 Atlanta, Georgia  30339
                 Attn:  Ava Cool
                 Telecopier:       (770) 319-4950
                 Telephone:        (770) 319-4816


                 Address for notices:

                 CIBC Inc.
                 Credit Capital Markets
                 425 Lexington Avenue
                 New York, New York  10017
                 Attn:  Robert Novack
                 Telecopier:       (212) 856-3991
                 Telephone:        (212) 856-4180


                       [Signatures Continued on Next Page]

                 AMSOUTH BANK


                          By:      /s/  Darlene E. Chandler
                                        ------------------------
                          Name:         Darlene E. Chandler
                              Title: Vice President

                 Lending Office (all Types of Loans) and
                 Address for Notices:

                 AmSouth Bank
                 1900 5th Ave. North
                 Birmingham, Alabama 35203
                 Attn:  Darlene E. Chandler
                 Telecopier:       205-801-0745
                 Telephone:        205-801-0549



     [Signatures Continued on Next Page]

                 DG BANK DEUTSCHE GENOSSENSCHAFTSBANK, CAYMAN ISLAND BRANCH


                          By:      /s/  J. W. Somers
                                        -----------------
                          Name:         J.W. Somers
                          Title:        S.V.P.


                          By:      /s/  Kurt A. Morris
                                        ---------------
                          Name:         Kurt A. Morris
                          Title:        Vice President

                 Lending Office (all Types of Loans)
                       and Address for Notices:

                 DG BANK, AG, Atlanta Agency
                 Suite 2900
                 One Peachtree Center
                 303 Peachtree Street, NE
                 Atlanta, Georgia  30308
                 Attn:  John Somers
                 Telecopier:       404-524-4006
                 Telephone:        404-524-3966



      [Signatures Continued on Next Page]

                 GENERAL ELECTRIC CAPITAL CORPORATION


                          By:      /s/  Gregory L. Hong
                                        ---------------------
                          Name:         Gregory L. Hong
                          Title:        Duly Authorized Signatory

                 Lending Office (all Types of Loans):

                 GE Capital - Commercial Finance
                 60 Long Ridge Road
                 Stamford, Connecticut  06927-5100
                 Attn:  Jason Kwik
                 Telecopier:       (203) 602-8344
                 Telephone:        (203) 357-6293


                 Address for notices:

                 GE Capital - Commercial Finance
                 60 Long Ridge Road
                 Stamford, Connecticut  06927-5100
                 Attn:  Thomas McNicholas
                 Telecopier:       (203) 316-7978
                 Telephone:        (203) 961-5793


                                 [Signatures Continued on Next Page]

                 BANK ONE, NA


                             By: /s/ Richard Babcock
                                 --------------------
                             Name:   Richard Babcock
                             Title:  Vice President

                 Lending Office (all Types of Loans)
                     and Address and Notices:

                 Bank One, NA
                 1 Bank One Plaza - ILI-0631
                 Chicago, Illinois  60670
                 Attn:  Richard Babcock
                 Telecopier:       (312) 732-1775
                 Telephone:        (312) 732-3022



                                 [Signatures Continued on Next Page]

                 THE SANWA BANK, LIMITED


                          By:      /s/  John T. Fenney
                                        ------------------
                          Name:         John T. Fenney
                          Title:        Vice President

                 Lending Office (all Types of Loans):

                 The Sanwa Bank, Limited
                 New York Branch
                 55 East 52nd Street
                 New York, NY  10055
                 Attn:  Marlin Chin
                 Telecopier:       212-754-2368
                 Telephone:        212-339-6392


                 Address for notices:

                 The Sanwa Bank, Limited
                 New York Branch
                 55 East 52nd Street
                 New York, NY  10055
                 Attn:  John T. Feeney
                 Telecopier:       212-754-1304
                 Telephone:        212-339-6366


                                 [Signatures Continued on Next Page]

                 UBS AG, STAMFORD BRANCH


                           By: /s/ Marco Breitenmoser
                               -----------------------
                           Name:   Marco Breitenmoser
                           Title:  Director
                                   Recovery Management

                            By: /s/ Dorothy McKinley
                                --------------------
                            Name:   Dorothy McKinley
                            Title:  Director
                                    Loan Portfolio Support, US

                 Lending Office (all Types of Loans):

                 UBS AG Stamford Branch
                 677 Washington Boulevard
                 Stamford, Connecticut 06901
                 Attn: Jennifer Poccia
                 Telecopier: 203-719-3888
                 Telephone: 203-719-3834

                 Address for notices:

                 UBS AG Stamford Branch
                 677 Washington Boulevard
                 Stamford, Connecticut 06901
                 Attn: Marco Breitenmoser
                 Telecopier:       203-719-3162
                 Telephone:        203-719-3114



                                 [Signatures Continued on Next Page]


                 Very truly yours,

                 PRINCIPAL LIFE INSURANCE COMPANY
                 (f/k/a Principal Mutual Life Insurance Company)

                 By:      Principal Capital Management, LLC, a Delaware
                         limited liability company, its authorized signatory


                          By:      /s/  Sarah J. Pitts
                                        -------------------
                          Name:         Sarah J. Pitts
                          Title:        Counsel


                          By:      /s/  James C. Fifield
                                        ----------------
                          Name:         James C. Fifield
                          Title:        Counsel




                          PRINCIPAL LIFE INSURANCE COMPANY, ON
                          BEHALF OF ONE OR MORE SEPARATE ACCOUNTS

                  By: Principal Capital Management, LLC, a Delaware limited liability company, its authorized signatory


                            By: /s/ Debra Svoboda Epp
                                   ----------------------
                             Name: Debra Svoboda Epp
                          Title:        Counsel


                          By:      /s/  Sarah J. Pitts
                                   -------------------
                          Name:         Sarah J. Pitts
                          Title:        Counsel



                 THE CANADA LIFE ASSURANCE COMPANY
                 (J. Romeo & Co. as nominee)

                              By: /s/ Kevin Phelan
                                   -----------------
                               Name: Kevin Phelan
                           Title: Assistant Treasurer



                 ALEXANDER HAMILTON LIFE INSURANCE COMPANY OF AMERICA

                          By:      /s/  Robert E. Whalen, II
                                   -------------------------
                          Name:         Robert E. Whalen, II
                              Title: Vice President


                 JEFFERSON PILOT LIFEAMERICA INSURANCE COMPANY

                          By:      /s/  Robert E. Whalen, II
                                   -------------------------
                          Name:         Robert E. Whalen, II
                              Title: Vice President


                 JEFFERSON-PILOT LIFE INSURANCE COMPANY


                          By:      /s/  Robert E. Whalen, II
                                   -------------------------
                          Name:         Robert E. Whalen, II
                              Title: Vice President


                 PIONEER MUTUAL LIFE INSURANCE COMPANY
                 By:  American United Life Insurance Company

                          By:      /s/  Kent R. Adams
                                   ------------------
                               Name: Kent R. Adams
                          Title: Vice President, American United Life Insurance Company as Agent for Pioneer Mutual Life Insurance Company

                 THE EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES

                              By: /s/ Robert Bayer
                                   -----------------
                               Name: Robert Bayer
                            Title: Investment Officer


                 SUN LIFE ASSURANCE COMPANY OF CANADA


                          By:      /s/  John N. Whelihan
                                   ----------------------
                          Name:         John N. Whelihan
                          Title:        Vice President, U.S. Private
                                        Placements - for President


                          By:      /s/  Roy P. Creedon
                                   -------------------
                          Name:         Roy P. Creedon
                          Title:        Assistant Vice President and Counsel -
                                        for Secretary


                 SUN LIFE ASSURANCE COMPANY OF CANADA
                 (U.S.)

                          By:      /s/  John N. Whelihan
                                   -------------------------
                          Name:         John N. Whelihan
                          Title:        Vice President, U.S. Private
                                        Placements - for President


                          By:      /s/  Roy P. Creedon
                                   -------------------
                          Name:         Roy P. Creedon
                          Title:        Assistant Vice President and Counsel -
                                          for Secretary



                 SUN LIFE INSURANCE AND ANNUITY COMPANY
                 OF NEW YORK

                          By:      /s/  John N. Whelihan
                                        -------------------------
                          Name:         John N. Wheliham
                          Title:        Vice President, U.S. Private
                                        Placements - for President


                          By:      /s/  Roy P. Creedon
                                   -------------------
                          Name:         Roy P. Creedon
                          Title:        Assistant Vice President and Counsel -
                                        for Secretary


                 ACE PROPERTY AND CASUALTY INSURANCE COMPANY
                 By CIGNA Investments, Inc., its authorized agent


                          By:      /s/  Stephen H. Wilson
                                   --------------------------
                          Name:         Stephen H. Wilson
                            Title:      Managing Director


                 LIFE INSURANCE COMPANY OF NORTH AMERICA
                 By CIGNA Investments, Inc., its authorized agent


                          By:      /s/  Stephen H. Wilson
                                --------------------------
                          Name:         Stephen H. Wilson
                            Title:      Managing Director


                 CONNECTICUT GENERAL LIFE INSURANCE COMPANY
                 By CIGNA Investments, Inc., its authorized agent


                          By:      /s/  Stephen H. Wilson
                                   --------------------------
                          Name:         Stephen H. Wilson
                            Title:      Managing Director


                          THE NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY

                          By:      /s/  Richard A. Strait
                                   ----------------------
                          Name:         Richard A. Strait
                          Title:        Its Authorized Representative


                 GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

                          By:      /s/  Wayne T. Hoffmann
                                   ----------------------
                          Name:         Wayne T. Hoffmann
                              Title: Vice President
                                        Investments

                               By: /s/ Julie Bock
                                   ---------------
                                Name: Julie Bock
                          Title:        Asst. Vice President


                 THE STATE LIFE INSURANCE COMPANY
                 By American United Life Insurance Company, it's agent

                          By:      /s/  Kent R. Adams
                                   ------------------
                               Name: Kent R. Adams
                          Title:        Vice President Fixed Income Securities


                 AMERICAN UNITED LIFE INSURANCE COMPANY

                          By:      /s/  Kent R. Adams
                                   ------------------
                               Name: Kent R. Adams
                          Title:        Vice President Fixed Income Securities


                 AMERITAS LIFE INSURANCE CORPORATION
                 By:      Ameritas Investment Advisors Inc., as Agent


                             By: /s/ Patrick J.Henry
                                   --------------------
                          Name:         Patrick J. Henry
                          Title:        Vice President - Fixed Income
                                        Securities


                 ACACIA LIFE INSURANCE COMPANY
                 By:      Ameritas Investment Advisors Inc., as Agent

                             By: /s/ Patrick J.Henry
                                   --------------------
                              Name: Patrick J.Henry
                          Title:        Vice President - Fixed Income
                                        Securities


                 THE GREAT-WEST LIFE ASSURANCE COMPANY


                          By:      /s/  B. R. Allison
                                   ------------------
                          Name:         B. R. Allison
                          Title:        Director
                                        Bond Investments

                          By:      /s/  P. G. Munro
                               --------------------
                          Name:         P. G. Munro
                          Title:        Executive Vice President
                                        Chief Investment Officer


                 NATIONWIDE LIFE INSURANCE COMPANY

                          By:      /s/  Mark W. Poeppelman
                                   -----------------------
                          Name:         Mark W. Poeppelman
                          Title:        Associate Vice President


                 NATIONWIDE LIFE INSURANCE COMPANY (as successor to Employers Life Insurance Company of Wausau)

                          By:      /s/  Mark W. Poeppelman
                                   -----------------------
                          Name:         Mark W. Poeppelman
                          Title:        Associate Vice President


                 BERKSHIRE LIFE INSURANCE COMPANY

                          By:      /s/  Ellen I. Whittaker
                                   -----------------------
                          Name:         Ellen I. Whittaker
                          Title:        Senior Investment Officer


                 TEACHERS INSURANCE AND ANNUITY ASSOCIATION OF AMERICA

                          By:      /s/  Roi G. Chandy
                                   ------------------
                               Name: Roi G. Chandy
                          Title:        Director, Special Situations

Exhibit 10.26

                               SECURITY AGREEMENT


         THIS SECURITY AGREEMENT dated as of October 12, 1999 (this "Agreement"), executed by BIRMINGHAM STEEL CORPORATION, a Delaware corporation (the "Borrower"), each of the undersigned Subsidiaries and the other Persons from time to time party hereto pursuant to the execution and delivery of an Accession Agreement (the Borrower, each of such Subsidiaries and each such other Person a "Debtor" and collectively the "Debtors") in favor of STATE STREET BANK AND TRUST COMPANY, solely in its capacity as Collateral Agent (the "Collateral Agent") for the benefit, and on behalf, of the Secured Parties.

         WHEREAS, the Borrower, certain of its Restricted Subsidiaries, the Secured Parties and the Collateral Agent have entered into that certain Omnibus Collateral Agreement dated as of the date hereof (as amended, restated, supplemented or otherwise modified from time to time, the "Omnibus Collateral Agreement"), to provide for, among other things, the securing of the Secured Obligations owing to the Secured Parties; and

         WHEREAS, Collateral Agent holds the Collateral (as defined herein) subject to the terms and conditions contained in the Intercreditor Agreement;

         WHEREAS, it is a condition precedent to, among other things, the effectiveness of various amendments by the Secured Parties to certain terms of the agreements evidencing the terms of such Secured Obligations that the parties hereto execute and deliver this Agreement;

         NOW THEREFORE, for good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged by the parties hereto, the parties hereto agree as follows:

         Section 1. Grant of Security Interest. To secure the prompt and complete payment, observance and performance when due (whether at stated maturity, by acceleration or otherwise) of all of the Secured Obligations, each Debtor hereby collaterally assigns and pledges to the Collateral Agent for the benefit of the Secured Parties, and grants to the Collateral Agent for the benefit of the Secured Parties, a security interest in, all Collateral of such Debtor.

          Section 2. Representations and Warranties. Each Debtor represents and warrants to the Collateral Agent and the Secured Parties as follows:

         (a) Name; Corporate Changes; Taxpayer ID Numbers. The exact legal name of each Debtor is set forth on the signature page hereto or to the Accession Agreement by which such Debtor became a party hereto. Except as set forth in
Schedule I attached hereto: (i) no Debtor conducts, nor during the five-year period immediately preceding the date of this Agreement or, in the case of a Debtor becoming a party hereto pursuant to an Accession Agreement, the date of such Accession Agreement, has conducted, business under any trade name, other fictitious name or other legal name and (ii) no Debtor has changed its name, identity or corporate structure in any way. The Internal Revenue Service taxpayer identification number of each Debtor is set forth on such Schedule.

         (b) Chief Executive Office; Places of Business. The chief executive office of each Debtor, and the books and records relating to the Receivables and the other Collateral of each such Debtor, are located at the respective addresses set forth on Schedule I attached hereto, and have been located there for the five-year period immediately preceding the date hereof or, in the case of a Debtor becoming a party hereto pursuant to an Accession Agreement, the date of such Accession Agreement. The addresses (including the applicable counties) of all of the respective places of business of each Debtor are set forth on such Schedule.

         (c) Inventory. Substantially all Inventory of each Debtor is in good condition, meets, in all material respects, all standards imposed by any governmental agency, or department or division thereof, having regulatory authority over such goods, their use or sale, and is currently either usable or salable in the normal course of such Debtor's business. The Inventory of each Debtor is located on one or more of the places set forth on Schedule I attached hereto or is in transit to one of such locations. Such Schedule sets forth with respect to each such location whether such Debtor owns or leases such location or whether such location is that of a processor or consignee of such Inventory, and if so the name of such processor or consignee.

     (d) Equipment. All Equipment of each Debtor is in good working order and repair and is located on or at one or more of the places set forth on Schedule I attached hereto.

         (e) Security Interest. It is the intent of each Debtor that this Agreement create a valid and perfected first-priority security interest in the Collateral, securing the payment and performance of the Secured Obligations subject to those Liens set forth on Schedule 2(e).

         Section 3.  Collateral Covenants.

         (a) Sale of Collateral. No Debtor shall sell, lease, transfer or otherwise dispose of any Collateral except as expressly permitted under applicable provisions of the Transaction Documents. The inclusion of "proceeds" in the Collateral shall not be deemed to be a consent by the Collateral Agent or any Secured Party to any other sale or other disposition of any part or all of the Collateral.

         (b) Liens. No Debtor shall create, assume, incur or permit or suffer to exist or to be created, assumed or incurred, any Lien upon any of the Collateral other than Permitted Liens and those Liens set forth on Schedule 2(e).

         (c) Proceeds of Collateral. Each Debtor shall account fully and faithfully for, and upon the Collateral Agent's request, promptly pay or turn over to the Collateral Agent, proceeds in whatever form received in disposition in any manner of any of such Debtor's Collateral except, (a) so long as no Event of Default has occurred and is continuing, proceeds arising from the sale of Inventory and Accounts collected in the ordinary course of business and (b) as expressly permitted under the Transaction Documents.

         (d) Payment of Taxes and Claims. Each Debtor shall pay or discharge when due: (i) all taxes, assessments and governmental charges or levies imposed upon it or upon its income or profits or upon such Debtor's Collateral or any other properties belonging to it, and (ii) all lawful claims of materialmen, mechanics, carriers, warehousemen and landlords for labor, materials, supplies and rentals which, if unpaid, might become a Lien on any of the Collateral or other properties of the Debtor; provided, however, that this Section shall not require the payment or discharge of any such tax, assessment, charge, levy or claim which is being contested in good faith by appropriate proceedings which operate to suspend the collection thereof and for which adequate reserves have been established on the appropriate books.

         (e) Location of Office. Each Debtor's chief executive office and its books and records relating to the Collateral will continue to be kept at the respective address set forth in Schedule I attached hereto and no Debtor will change the location of such office or such books and records without giving the Collateral Agent at least 60 days' prior written notice thereof.

         (f) Location of Collateral. All Inventory, other than Inventory in transit to any such location, and all Equipment will at all times be kept by each Debtor at the respective locations set forth on Schedule I attached hereto, and shall not be removed therefrom except as expressly permitted under the Transaction Documents and, so long as no Event of Default shall have occurred and be continuing, in connection with sales thereof in the ordinary course of business or.

         (g) Change of Name, Structure, Etc. Without giving the Collateral Agent at least 60 days' prior written notice, no Debtor will (i) change is name, identity or structure or (ii) conduct business under any trade name or other fictitious name other than those set forth on Schedule I attached hereto.

     (h) Defense of Title. Each Debtor shall defend its title in and to, and the Security Interest in, such Collateral against the claims and demands of all Persons.

         (i) Maintenance of Collateral. Each Debtor shall maintain all physical property that constitutes its Collateral in good and workable condition, with reasonable allowance for wear and tear, and shall exercise proper custody over all such property.

         (j) Insurance. Each Debtor shall at all times maintain, or cause to be maintained, insurance on its Collateral against loss or damage by fire, theft, burglary, pilferage, loss in transit and such additional casualties and contingencies, in each case, as shall be in accordance with general practices of businesses engaged in similar activities in similar geographic areas, and that the insurance be on an all risks basis, with broad form flood, earthquake coverages and electronic data processing coverage, with a full replacement cost endorsement, and with sufficient insurance so that the debtor will not be deemed to be a co-insurer, in amounts and under policies issued by such Debtor's present insurers or other insurers reasonably acceptable to the Collateral Agent. All premiums on such insurance shall be paid by the Debtors and certified copies of the policies, or other evidence of insurance acceptable to the Collateral Agent, shall be delivered to the Collateral Agent or any Secured Party promptly upon written request. No Debtor will use or permit its Collateral to be used unlawfully (including any law dealing with the control shipment, storage or disposal of hazardous materials or substances) or outside of any insurance coverage. All insurance policies required under this Section shall contain loss payable clauses on New York standard loss payee forms or other forms satisfactory to the Collateral Agent, naming the Collateral Agent as loss payee, and providing that: (i) all proceeds thereunder shall be payable directly to the Collateral Agent; (ii) no such insurance shall be affected by any act or neglect of the insured or owner of the property described in such policy; (iii) such policies and loss payable clauses may not be canceled, amended or terminated with respect to the Collateral Agent unless at least 30 days' prior written notice is given to the Collateral Agent; and (iv) there shall be no recourse against the Collateral Agent or any Secured Party for payment of premiums or other amounts with respect thereto. Any proceeds of insurance referred to in this Section which are paid to the Collateral Agent shall be applied in accordance with the applicable provisions of the Intercreditor Agreement.

         (k) Records of Receivables Genuine. All books, records, and documents relating to any of the Receivables (including computer records) are and will be genuine and in all respects what they purport to be and the amount of each of the Receivables shown on the books and records of each Debtor are and will be the correct amount actually owing or to be owing at maturity of such Receivables, subject only to unintentional errors.

         (l) Government Contracts. Each Debtor shall notify the Collateral Agent if (i) any single Receivable owing to such Debtor in an amount of $250,000 or more or (ii) Receivables owing to such Debtor in an aggregate amount of $300,000 or more, shall arise out of a contract or contracts with the United States of America or any department, agency, or instrumentality thereof, and each Debtor shall, at its sole cost and expense, take all action that may be necessary or desirable, or that the Collateral Agent may otherwise request, to perfect the assignment of the rights of the Debtor's in and to such Receivable or Receivables to the Collateral Agent as required by the Federal Assignment of Claims Act or any similar act or regulation.

         (m) Records Relating to Collateral. Each Debtor will at all times keep complete and accurate records of its Inventory and Equipment, itemizing and describing the kind, type and quantity of such Inventory and Equipment and the Debtor's cost therefor and a current price list for its Inventory, and keep complete and accurate records of all of its Receivables and other Collateral.

         (n) Inspection. The Collateral Agent and each Secured Party (by any of their respective officers, employees or agents) shall have the right, to the extent that the exercise of such right shall be within the control of any Debtor, at any time or times during normal business hours and, so long as no Event of Default shall have occurred and be continuing, with reasonable prior notice and at the expense of the Collateral Agent and each Secured Party: (i) to inspect the Collateral, all files relating thereto and the premises upon which any of the Collateral is located, (ii) to discuss a Debtor's affairs and finances, insofar as the same are reasonably related to the rights of the Collateral Agent or such Secured Party hereunder, with any Person, to verify the amount, quantity, value and condition of, or any other matter relating to, any of the Collateral and (iii) to review, audit and make extracts from all records and files of the Debtors related to any of the Collateral.

         (o) Other Information. Each Debtor shall furnish to the Collateral Agent such other information with respect to the Collateral, including, but not limited to, physical listings of Inventory and Equipment, as the Collateral Agent may reasonably request from time to time.

         (p) Verification. Upon the occurrence of an Event of Default and its continuance the Collateral Agent shall have the right at any time and from time to time, in the name of the Collateral Agent or in the name of any Debtor, to verify the validity, amount or any other matter relating to any Receivables of a Debtor by mail, telephone or otherwise.

         (q) Payments Directly to Collateral Agent. The Collateral Agent may at any time and from time to time after the occurrence and during the continuance of an Event of Default, notify, or request any Debtor to notify, in writing or otherwise, any account debtor or other obligor with respect to any one or more of such Debtor's Receivables or Assigned Contracts to make payment to the Collateral Agent or any agent or designee of the Collateral Agent directly, at such address as may be specified by the Collateral Agent. If, notwithstanding the giving of any such notice, any account debtor or other such obligor shall make payment to a Debtor, such Debtor shall hold all such payments it receives in trust for the Collateral Agent and the Secured Parties, without commingling the same with other funds or property of or held by any Debtor, and shall promptly deliver the same to the Collateral Agent or any such agent or designee promptly upon receipt by such Debtor in the identical form received, together with any necessary endorsements.

         Section 4.  Covenants Regarding Contracts.

         (a) Debtors to Remain Obligated. Anything herein to the contrary notwithstanding, (i) each Debtor shall remain liable under all Assigned Contracts to the extent set forth therein to perform its respective duties and obligations thereunder to the same extent as if this Agreement had not been executed, (ii) the exercise by the Collateral Agent of any of its rights hereunder shall not release any Debtor from any of its respective duties or obligations under any of the Assigned Contracts and (iii) neither the Collateral Agent nor any Secured Party shall have any duties, obligations or liabilities under any of the Assigned Contracts or duties by reason of this Agreement, nor shall the Collateral Agent nor any Secured Party be obligated to perform any of the respective duties or obligations of any Debtor thereunder, to make any payment, to make any inquiry as to the nature or sufficiency of any payment received by any Debtor or the sufficiency of any performance by any party under any such contract or agreement, or to take any action to collect or enforce any claim for payment assigned hereunder.

          (b) Debtors to Perform. Each Debtor shall at its sole cost and expense:

                  (i) perform and observe all the terms and provisions of the Assigned Contracts to be performed or observed by it in accordance with its normal business practices, maintain the Assigned Contracts in full force and effect consistent with such Debtor's normal business practices, and enforce the Assigned Contracts in accordance with their terms consistent with such Debtor's normal business practices; and

                  (ii) upon the reasonable request of the Collateral Agent furnish to the Collateral Agent promptly upon receipt thereof copies of all notices, requests and other documents received by any Debtor under or pursuant to the Assigned Contracts, and from time to time (A) furnish to the Collateral Agent such information and reports regarding the Assigned Contracts as such Person may reasonably request and (B) upon the reasonable request of the Collateral Agent, make to each other party to the Assigned Contracts such demands and request for information and reports or for action as such Debtor is entitled to make under such Assigned Contracts.

         (c) No Failure to Act. No Debtor shall take, or omit to take, any action with respect to any Assigned Contract which could reasonably be expected to have a material adverse effect on the financial condition or business operations of such Debtor.

         Section 5.  Continued Priority of Security Interest.

         (a) Generally. The Security Interest shall at all times be valid, perfected and of first priority (subject to those Liens set forth on Schedule 2(e) and enforceable against all of the Debtors and all other Persons, in accordance with the terms of this Agreement, as security for the Secured Obligations.

         (b) Further Assurances. Each Debtor shall, at its sole cost and expense, take all action that may be necessary or desirable, or that the Collateral Agent may otherwise request, so as at all times to maintain the validity, perfection, enforceability and priority and rank of the Security Interest in conformity with the requirements of the immediately preceding subsection (a), or to enable the Collateral Agent to exercise or enforce its rights hereunder including, but not limited to:

                  (i) paying all taxes, assessments and other claims lawfully levied or assessed on any of such Debtor's Collateral, except to the extent that such taxes assessments and other claims constitute Permitted Liens;

                  (ii)  using  its good  faith  efforts  to  obtain  landlords', mortgagees', mechanics', bailees', warehousemen's or processors' releases, subordinations or waivers with respect to any or all of such Debtor's Collateral, in form and substance satisfactory to the Collateral Agent;

                  (iii) delivering to the Collateral Agent, endorsed or accompanied by such instruments of assignment as the Collateral Agent may specify, any and all chattel paper, instruments, letters of credit and all other advices of guaranty and documents evidencing or forming a part of such Debtor's Collateral;

                  (iv) executing and delivering financing statements, pledges, designations, mortgages, deeds to secure debt, deeds of trust, hypothecations, notices and assignments, in each case in form and substance  satisfactory  to  the  Collateral  Agent,  relating  to  the creation, validity, perfection, priority or continuation of the Security Interest under the Uniform Commercial Code or other Applicable Law.

         (c) Authority to File. Each Debtor hereby authorizes the Collateral Agent to execute and file in all necessary and appropriate jurisdictions (as determined by the Collateral Agent in its sole discretion) one or more financing or continuation statements (or any other document or instrument referred to in the immediately preceding subsection (b)) in the name of the appropriate Debtor. To the extent permitted by Applicable Law, a carbon, photographic, xerographic, photostatic, microphotographic, optical image reproduction or other reproduction of this Agreement or of any financing statement filed in connection with any Security Document is sufficient as a financing statement.

         (d) Delivery of Instruments. If any of the Collateral becomes evidenced by chattel paper, a promissory note, a trade acceptance or any other instrument, the applicable Debtor will promptly thereafter deliver such instrument to the Collateral Agent, accompanied by all appropriate endorsements and other instruments of transfer.

         Section 6. Remedies Upon Default. Upon the occurrence and during the continuance of an Event of Default, without notice to any of the Debtors (except for such notice required under, and which cannot be waived under, Applicable
Law), at the same or different times:

         (a) Actions With Regard to Receivables. The Collateral Agent (i) may collect all Receivables, in the name of the Collateral Agent or any Debtor, and take control of any cash or non-cash proceeds of Collateral and of any returned or repossessed goods; (ii) may enforce the obligations of any account debtor or other obligor with respect to any Receivables, prosecute any action or proceeding against any account debtor or other obligor with respect to Receivables, extend the time of payment of any and all Receivables, make allowances and adjustments with respect thereto and issue credits in the name of the Collateral Agent or any Debtor; and (iii) may settle, compromise, extend, renew, release, terminate or discharge, in whole or in part, any Receivable and deal with the same as the Collateral Agent may deem advisable in its sole discretion.

         (b)      Inventory and Equipment.

                  (i) Entry. The Collateral Agent may enter upon any premises on which Inventory, Equipment or any other Collateral may be located and take physical possession of any or all of the Collateral and maintain such possession on such premises or move the same or any part thereof to such other place or places as the Collateral Agent shall choose, without being liable to any Debtor on account of any loss, damage or depreciation that may occur as a result thereof, without judicial process, without obtaining a final judgment or giving any of the Debtors notice and opportunity for a hearing on the validity of the Collateral Agent's claim, without any pre-seizure hearing as a condition precedent to repossession through such action, without any obligation to pay rent to any of the Debtors, and without resistance or interference by any of the Debtors.

                  (ii) Assembly. The Debtors shall, upon request of and without charge to the Collateral Agent, assemble the Inventory, Equipment and other tangible Collateral and maintain or deliver it into the possession of the Collateral Agent or any agent or representative of the Collateral Agent, at such place or places as the Collateral Agent may designate and as are reasonably convenient to both the Collateral Agent and the Debtors.

                  (iii) Warehousing. The Collateral Agent may, at the expense of the Debtors, cause any of the Inventory or Equipment to be placed in a public or field warehouse, and the Collateral Agent and the Secured Parties shall not be liable to the Debtors on account of any loss, damage or depreciation that may occur as a result thereof.

         (c)      Use of Premises and Patents.

                  (i) The Collateral Agent may, without notice, demand or other process, and without payment of any rent or any other charge, enter any of the Debtors' premises and, without breach of the peace, until the Collateral Agent completes the enforcement of its rights in the Collateral, take possession of such premises or place custodians in exclusive control thereof, remain on such premises and use the same and any of the Debtors' Equipment, for the purpose of (A) completing any work in process, preparing any Inventory for disposition and disposing thereof and (B) collecting any Receivable; and

                  (ii) in the exercise of the rights of the Collateral Agent under this Agreement, without payment or compensation of any kind, use any and all trademarks, trade styles, trade names, patents, patent applications, licenses, franchises and the like to the extent of the rights of the Debtors therein, and the Debtors grant a fully-paid irrevocable license to the Collateral Agent for this purpose.

     (d)  Cash   Collateral.   The  Collateral  Agent  may  apply  or  hold  for
distribution any cash Collateral to the payment of the Secured Obligations in accordance with the applicable terms of the Intercreditor Agreement.

     (e)  Lockboxes.   The  Collateral  Agent  may  establish  or  cause  to  be
established one or
more lockboxes or other arrangements for the deposit of proceeds of Receivables.

         (f) Rights as a Secured Creditor. (a) In addition to any right or remedy that the Collateral Agent may have under the Omnibus Collateral Agreement, or the other Transaction Documents or otherwise under Applicable Law, if an Event of Default shall have occurred and is continuing, the Collateral Agent may exercise any and all the rights and remedies of a secured party under the Uniform Commercial Code as in effect in any applicable jurisdiction (the "Code") and may otherwise sell, assign, transfer, endorse and deliver the whole or, from time to time, any part of the Collateral at a public or private sale, for cash, upon credit or for other property, for immediate or future delivery, and for such price or prices and on such terms as the Collateral Agent shall deem appropriate. Each purchaser at any sale of Collateral shall take and hold the property sold absolutely free from any claim or right on the part of any Debtor, and each Debtor hereby waives (to the fullest extent permitted by Applicable Law) all rights of redemption, stay and/or appraisal which such Debtor now has or may at any time in the future have under any Applicable Law now existing or hereafter enacted. Each Debtor agrees that, to the extent notice of sale shall be required by Applicable Law, at least 10 days' prior written notice to such Debtor of the time and place of any public sale or the time after which any private sale is to be made shall constitute reasonable notification, but notice given in any other reasonable manner or at any other reasonable time shall constitute reasonable notification. Such notice, in case of public sale, shall state the time and place for such sale, and, in the case of sale on a securities exchange, shall state the exchange on which such sale is to be made and the day on which the Collateral, or portion thereof, will first be offered for sale at such exchange. Any such public sale shall be held at such time or times within ordinary business hours and at such place or places as the Collateral Agent may fix and shall state in the notice or publication (if any) of such sale. At any such sale, the Collateral, or portion thereof to be sold, may be sold in one lot as an entirety or in separate parcels, as the Collateral Agent may determine in its sole and absolute discretion. The Collateral Agent shall not be obligated to make any sale of the Collateral if it shall determine not to do so regardless of the fact that notice of sale of the Collateral may have been given. The Collateral Agent may, without notice or publication, adjourn any public or private sale or cause the same to be adjourned from time to time by announcement at the time and place fixed for sale, and such sale may, without further notice, be made at the time and place to which the same was so adjourned. In case the sale of all or any part of the Collateral is made on credit or for future delivery, the Collateral so sold may be retained by the Collateral Agent until the sale price is paid by the purchaser or purchasers thereof, but the Collateral Agent shall not incur any liability to the Debtors in case any such purchaser or purchasers shall fail to take up and pay for the Collateral so sold and, in case of any such failure, such Collateral may be sold again upon like notice. At any public sale made pursuant to this Agreement, the Collateral Agent and the Secured Parties, to the extent permitted by Applicable Law, may bid for or purchase, free from any right of redemption, stay and/or appraisal on the part of any Debtor (all said rights being also hereby waived and released to the extent permitted by Applicable Law), any part of or all the Collateral offered for sale and may make payment on account thereof by using any claim then due and payable to the Secured Parties from any Debtor as a credit against the purchase price, and the Collateral Agent and the Secured Parties may, upon compliance with the terms of sale and to the extent permitted by Applicable Law, hold, retain and dispose of such property without further accountability to any Debtor therefor. For purposes hereof, a written agreement to purchase all or any part of the Collateral shall be treated as a sale thereof; the Collateral Agent shall be free to carry out such sale pursuant to such agreement and no Debtor shall be entitled to the return of any Collateral subject thereto, notwithstanding the fact that after the Collateral Agent shall have entered into such an agreement all Events of Default may have been remedied or the Secured Obligations may have been paid in full as herein provided.

         (g)  Waiver  of  Marshalling.   To  the  fullest  extent  permitted  by
Applicable Law, each Debtor hereby waives any right to require any marshalling of assets and any similar right.

         (h) Appointment of Receiver. The Collateral Agent and the Secured Parties shall be entitled to the appointment of a receiver, without notice of any kind whatsoever and without regard to the adequacy of any security for the Secured Obligations or the solvency of any party bound for its payment, to take possession of all or any portion of the Collateral and/or the business operations of the Debtors and to exercise such power as the court shall confer upon such receiver.

         (i) Receivables/Assigned Contracts. The Collateral Agent shall have the exclusive right to assert, either directly or on behalf of the appropriate Debtor, any and all rights and claims such Debtor may have under or in respect of any Receivables and/or any of the Assigned Contracts as the Collateral Agent may deem proper and to receive and collect any and all Receivables and Assigned Contracts and any and all rent, fees, damages, awards and other monies arising thereunder or resulting therefrom and to apply the same on account of any of the Secured Obligations.

         Section 7. Application of Proceeds of Collateral and Cash. The proceeds of any sale or other disposition of the whole or any part of the Collateral, as well as any other moneys payable to the Collateral Agent under the provisions of this Agreement, shall be applied in accordance with the applicable provisions of the Intercreditor Agreement. Each Debtor shall remain liable and shall pay, on demand, any deficiency remaining in respect of the Secured Obligations.

         Section 8. Collateral Agent Appointed Attorney-in-Fact. Each Debtor hereby irrevocably appoints the Collateral Agent as such Debtor's attorney-in-fact, with full authority in the place and stead of such Debtor and in the name of such Debtor or otherwise, from time to time, upon the occurrence and during the continuance of an Event of Default, in the Collateral Agent's discretion, to take any action and to execute any instrument which the Collateral Agent may deem necessary or advisable to accomplish the purposes of this Agreement and to exercise any rights and remedies the Collateral Agent may have under this Agreement or Applicable Law, including, without limitation: (a) to obtain and adjust insurance required to be maintained pursuant to Section 3(j) hereof; (b) to ask, demand, collect, sue for, recover, compromise, receive and give acquittance and receipts for moneys due and to become due under or in respect of any of the Collateral including any Receivable; (c) to receive, endorse, and collect any drafts or other instruments, documents and chattel paper, in connection with clause (a) or (b) above; (d) to sell or assign any Receivable upon such terms, for such amount and at such time or times as the Collateral Agent deems advisable, to settle, adjust, compromise, extend or renew any Receivable or to discharge and release any Receivable; and (e) to file any claims or take any action or institute any proceedings which the Collateral Agent may deem necessary or desirable for the collection of any of the Collateral or otherwise to enforce the rights of the Collateral Agent with respect to any of the Collateral. The power-of-attorney granted hereby shall be irrevocable and coupled with an interest.

         Section 9. Collateral Agent May Perform. If any Debtor fails to perform any agreement contained herein, the Collateral Agent may, without notice to such Debtor, itself perform, or cause performance of, such agreement, and the reasonable expenses of the Collateral Agent incurred in connection therewith shall be payable by such Debtor and shall constitute a Secured Obligation.

         Section 10. The Collateral Agent's Duties. The powers conferred on the Collateral Agent hereunder are solely to protect the interest of the Collateral Agent for the benefit of the Secured Parties in the Collateral and shall not impose any duty upon the Collateral Agent, nor any of the Secured Parties to cause the Collateral Agent, to exercise any such powers. Except for reasonable care in the custody and preservation of any Collateral in the possession of the Collateral Agent and the accounting for moneys actually received by it hereunder, the Collateral Agent shall have no duty to any Debtor as to any Collateral in the absence of willful misconduct or gross negligence. With respect to the Debtors, the Collateral Agent shall be deemed to have exercised reasonable care in the custody and preservation of the Collateral in its possession if the Collateral is accorded treatment substantially equal to that which the Collateral Agent accords its own property; it being understood that the Collateral Agent shall be under no obligation to take any necessary steps to preserve rights against prior parties or any other rights pertaining to any Collateral, but may do so at its option, and all reasonable expenses incurred in connection therewith shall be for the sole account of the Debtors.

         Section 11. Continuing Security Interest. This Agreement shall create a continuing security interest in the Collateral and shall (a) remain in full force and effect until indefeasible payment in full of the Secured Obligations,
(b) be binding upon each Debtor,  and its respective  successors and assigns and
(c) inure to the benefit of the Collateral Agent and the Secured Parties, and their respective successors and permitted assigns. A Debtor's successors and assigns shall include, without limitation, a receiver, trustee or debtor-in-possession thereof or therefor and the Secured Parties' successors and assigns shall include all permitted assignees and participants of any of the
Secured Obligations. In addition to any releases of certain Collateral explicitly provided for in any of the other Transaction Documents, upon termination of this Agreement in accordance with its terms the Collateral Agent agrees to take such actions as the Debtors may reasonably request and at the sole cost and expense of the Debtors, (a) to return the Collateral to the Debtors, and (b) to evidence the termination of this Agreement, including, without limitation, the filing of any releases or any termination statements under the Uniform Commercial Code.

         Section 12. Amendments, Waivers, Etc. No amendment or waiver of any provision of this Agreement, nor consent to any departure by any Debtor herefrom, shall in any event be effective unless the same shall be in writing and signed by such Debtor and the Collateral Agent, and then such waiver or consent shall be effective only in the specific instance and for the specific purpose for which given; provided, however, Schedule I attached hereto shall be deemed amended to include the information set forth on Schedule I to any Accession Agreement executed and delivered by any Debtor after the date hereof.

         Section 13. Governing Law. THIS AGREEMENT SHALL BE GOVERNED BY, AND CONSTRUED IN ACCORDANCE WITH THE LAWS OF THE STATE OF NEW YORK APPLICABLE TO CONTRACTS EXECUTED, AND TO BE FULLY PERFORMED, IN SUCH STATE.

         Section 14. Severability. Whenever possible, each provision of this Agreement shall be interpreted in such a manner as to be effective and valid under Applicable Law, but if any provision of this Agreement shall be prohibited by or invalid under Applicable Law, such provisions shall be ineffective only to the extent of such prohibition or invalidity, without invalidating the remainder of such provisions or the remaining provisions of this Agreement.

         Section 15. WAIVER OF BOND, NOTICE, OTHER LAWS. EACH DEBTOR WAIVES (a) ANY NOTICE PRIOR TO THE TAKING POSSESSION OR CONTROL OF THE COLLATERAL OR ANY POSTING OF ANY BOND OR SECURITY WHICH MIGHT BE REQUIRED BY ANY COURT PRIOR TO ALLOWING THE COLLATERAL AGENT TO EXERCISE ANY OF THE COLLATERAL AGENT'S REMEDIES SET FORTH HEREIN AND (b) THE BENEFIT OF ALL VALUATION, APPRAISEMENT AND EXEMPTION LAWS.

         Section 16. Rights Cumulative. The rights and remedies of the Collateral Agent and the Secured Parties under or in respect of this Agreement and the other Transaction Documents are cumulative and not exclusive of any rights or remedies which any of them would otherwise have. In exercising rights and remedies the Collateral Agent and the Secured Parties may be selective and no failure or delay by the Collateral Agent or any Secured Party in exercising any right shall operate as a waiver of it, nor shall any single or partial exercise of any power or right preclude its other or further exercise or the exercise of any other power or right.

         Section 17. Reimbursement of Collateral Agent. Without limiting the obligations of the Debtors under the other Transaction Documents, the Debtors agree to pay upon demand to the Collateral Agent the amount of any and all reasonable expenses, including the reasonable fees, disbursements and other charges of its counsel and of any experts or agents that the Collateral Agent may incur in connection with (a) the administration of this Agreement, (b) the custody or preservation of, or any sale of, collection from, or other realization upon, any of the Collateral, including, without limitation, the expenses incurred by the Collateral Agent in connection with the collection of Receivables directly from account debtors, (c) the exercise or enforcement of any of the rights or other remedies of the Collateral Agent hereunder, or (d) the failure by any Debtor to perform or observe any of the provisions hereof, in each case, whether or not an Event of Default has occurred. Any such amounts payable as provided hereunder shall be additional obligations secured hereby.

     Section 18. Notices. All notices and other communications required or permitted under this Agreement shall be given, and shall be deemed effective, in accordance with the applicable provisions of the Omnibus Collateral Agreement.

     Section 19. Counterparts. This Agreement may be executed in several counterparts, each of which shall be an original and all of which, taken together, shall constitute but one and the same instrument.

     Section 20. Joint and Several Obligations. The obligations of the Debtors hereunder shall be joint and several and each Debtor confirms that it is liable for all of the obligations and liabilities of other Debtors hereunder.

         Section 21. Authority of Collateral Agent. Each Debtor acknowledges that the rights and responsibilities of the Collateral Agent under this Agreement with respect to any action taken by the Collateral Agent or the exercise or non-exercise by the Collateral Agent of any option, right, request, judgment or other right or remedy provided for herein or resulting or arising out of this Agreement shall, as among the Collateral Agent and the Secured Parties, be governed by the Omnibus Collateral Agreement and the Intercreditor Agreement and such other agreement with respect thereto as may exist from time to time among them, but, as between the Collateral Agent and a Debtor, the Collateral Agent shall be conclusively presumed to be acting as agent for the Secured Parties with full and valid authority to act or refrain from acting, and no Debtor shall be under any obligations, or entitlement, to make any inquiry respecting such authority.

         Section 22. Security Interest Absolute. All rights of the Collateral Agent hereunder, the grant of a security interest in the Collateral and all obligations of the Debtors hereunder, shall be absolute and unconditional irrespective of (a) any lack of validity or enforceability of any Transaction Document, or any other agreement or instrument relating thereto, (b) any change in the time, manner or place of the payment of, or in any other term of, all or any of the Secured Obligations, or any other amendment or waiver of or any consent to any departure from the terms of any Transaction Document, (c) any exchange, release or nonperfection of any other collateral securing all or any part of any of the Secured Obligations, or (d) any other circumstance that might otherwise constitute a defense available to, or a discharge of, any Debtor in respect of the Secured Obligations or in respect of this Agreement.

         Section 23. Indemnification. The Debtors agree to indemnify and hold the Collateral Agent, the Collateral Agent Bank, the Secured Parties and any corporation controlling, controlled by, or under common control with, the Collateral Agent or any Secured Party, and any officer, attorney, director, shareholder, agent or employee of the Collateral Agent, any Secured Party or any such corporation (each an "Indemnified Person"), harmless from and against any claim, loss, damage, action, cause of action, liability, cost and expense or suit of any kind or nature whatsoever (collectively, "Losses"), brought against or incurred by an Indemnified Person, in any manner arising out of or, directly or indirectly, related to or connected with this Agreement, including without limitation, the exercise by the Collateral Agent of any of its rights and remedies under this Agreement or any other action taken by the Collateral Agent pursuant to the terms of this Agreement; provided, however, the Debtors shall not be liable to an Indemnified Person for any Losses to the extent found in a final, non-appealable judgment by a court of competent jurisdiction to have resulted from the gross negligence or willful misconduct of such Indemnified
Person. The Debtors' obligations under this section shall survive the termination of this Agreement and the payment in full of the Secured Obligations.

     Section 24. Definitions. (a) When used herein, the following terms have the following meanings:

         "Account" means a right of each Debtor to payment for goods sold or leased or for services rendered (whether classified under the Uniform Commercial Code as accounts, chattel paper, general intangibles, or otherwise) including, but not limited to, accounts receivable, proceeds of any letters of credit naming a Debtor as beneficiary, chattel paper, tax refunds, insurance proceeds, Contract Rights, notes, drafts, instruments, documents, acceptances, and all other debts, obligations and liabilities in whatever form from any Person.

         "Affiliate"  means,  with respect to any Debtor,  at any time, a Person
(a) that directly or indirectly through one or more intermediaries controls, or is controlled by, or is under common control with, such Debtor, (b) that beneficially owns or holds 5% or more of any class of the Voting Stock of such Debtor, or (c) 5% or more of the Voting Stock (or in the case of a Person that is not a corporation, 5% or more of the equity interest) of which is beneficially owned by such Debtor, or the Person of which such Debtor is a Subsidiary (the "Parent") or any Subsidiary of the Parent or such Debtor . For purposes of this definition, "control" (including with correlative meanings, the terms "controlled by" and "under common control with") means the possession directly or indirectly of the power to direct or cause the direction of the management and policies of a Person, whether through the ownership of voting securities or by contract or otherwise.

         "Applicable Law" means all applicable provisions of constitutions, statutes, rules, regulations and orders of all governmental bodies and all orders and decrees of all courts, tribunals and arbitrators.

         "Assigned Contracts" means contracts, agreements and other arrangements to which any Debtor is a party or which run in favor of any Debtor and which constitute part of the Collateral.

         "Collateral" means all of each Debtor's right, title and interests in, to and under each of the following, wherever located and whether now or hereafter existing, or now owned or hereafter acquired or arising:

                  (i)      all Receivables;

                  (ii)     all Inventory;

                  (iii)    all Equipment;

                  (iv)     all Investment Property;

                  (v) all general intangibles of each Debtor of every kind and nature including, but not limited to, all contract rights, choses in action and causes of action of each Debtor against any Person or property, all tax refunds owing to each Debtor, all insurance policies of each Debtor and all rights of each Debtor to receive monies thereunder and all licenses, franchises, trademarks, trade names, trade secrets, patents, patent applications, copyrights and any and all other intellectual property of each Debtor;

                  (vi) all rights of each Debtor as an unpaid vendor or lienor (including, without limitation, stoppage in transit, replevin and reclamation) with respect to any Inventory or other properties of such Debtor;

                    (vii) all chattel paper,  documents and  instruments of each
               Debtor including all documents of title and certificates of insurance;

                  (viii) all books, records, files, computer programs, data processing records, computer software, documents, correspondence and other information at any time evidencing, describing or pertaining to or in any way related to any of the foregoing or otherwise pertaining or relating to the business or operations of the Debtors;

                  (ix) any and all balances, credits, deposits, accounts, items and monies of any Debtor now or hereafter with the Collateral Agent or any Secured Party or any Affiliate of any Secured Party or deposited with the Collateral Agent or any Secured Party or any financial institution selected by the Collateral Agent pursuant to any lockbox, deposit, escrow or collection agreement or otherwise, and all property of any Debtor of every kind and description now or hereafter in the possession or control of the Collateral Agent or any Secured Party for any reason; and

                  (x) any and all products and proceeds of any of the foregoing (including, but not limited to, any claims to any items referred to in this definition, and any claims of any Debtor against third parties for loss of, damage to or destruction of, any or all of the Collateral or for proceeds payable under, or unearned premiums with respect to, policies of insurance) in whatever form, including, but not limited to, cash, instruments, general intangibles, accounts, equipment, inventory, farm products, other goods, documents and chattel paper and all proceeds of such proceeds.

Notwithstanding the foregoing, (i) in the event a Debtor's rights in or with respect to any Collateral consisting of (A) Assigned Contracts, (B) Contract Rights, (C) Equipment that is subject to a prior leasehold interest or security interest in favor of a third party which prohibits such Debtor from encumbering its interest in such Equipment, or (D) a general intangible, in each case, would be forfeited or would become void, voidable, terminable or revocable, or if the Debtor would be deemed to have breached, violated or defaulted under any Assigned Contract, solely as a consequence of the collateral assignment or grant of a security interest created by this Agreement (collectively, the "Excepted Collateral"), then such Collateral shall be excepted and excluded from the Security Interest granted by this Agreement and the related definitions of Accounts, Contract Rights, Assigned Contracts, Receivables, Inventory and
Equipment contained in this Agreement, as applicable, but only to the extent necessary to avoid such forfeiture, voidness, voidability, terminability, revocability, breach, violation or default and only in the event that any such breach, violation, default or other event cannot be remedied by such Debtor using its good faith efforts (but without any obligation to make any expenditures of money or commence legal proceedings) unless any such provision in any Assigned Contract shall not be effective in accordance with Section 9-318(4) of the UCC or any other Applicable Law and (ii) no stock or other securities, which pursuant to the terms of any of the Transaction Documents are not required to be pledged pursuant to the Stock Pledge Agreement shall be included in the foregoing Collateral.

         In applying the law of any jurisdiction that at any time enacts all or substantially all of the uniform provisions of revised Article 9 of the Uniform Commercial Code approved in 1998 by the American Law Institute and the National Conference of Commissioners on Uniform State Laws, the foregoing definition of Collateral covers all assets of the Debtor except for the Excepted Collateral.

         "Contract Right" means a right of a Debtor to receive payment or performance, together with all rights and remedies of such Debtor (whether expressly set forth in any Assigned Contract or under Applicable Law), under an Assigned Contract.

         "Equipment" means all equipment, machinery, apparatus, fittings, fixtures and other tangible personal property (other than Inventory) of every kind and description used in any Debtor's business operations or owned by any Debtor or in which any Debtor has an interest, and all parts, accessories and special tools and all improvements and accessions thereto and substitutions and replacements therefor.

         "Event of Default" has the meaning given such term in the Omnibus Collateral Agreement.

         "Inventory" means all inventory of each Debtor of every kind and description whether now or hereafter existing or acquired, including, but not limited to, all goods, merchandise and other personal property now owned or hereafter acquired by any Debtor (including all minerals) which are held for sale or lease, or are furnished or to be furnished under any contract of service or which are raw materials, work-in-process, or finished products used or consumed in any Debtor's business, and all products thereof, and all substitutions, replacements, additions, or accessions therefor and thereto, and all materials and supplies used in connection with the maintenance, packing, shipping or furnishing of any of the foregoing.

         "Investment Property" has the meaning given such term under the Uniform Commercial Code.

         "Receivables" means each Debtor's right, title and interest in and to all Accounts, Contract Rights, all instruments, documents, chattel paper, general intangibles (including, but not limited to, choses in action, tax refunds, and insurance proceeds); any other obligations or indebtedness owed to any Debtor from whatever source arising; all rights of any Debtor to receive any payments in money or kind; all guaranties of the foregoing in favor of any Debtor and security therefor; all of the right, title, and interest of any Debtor in and with respect to the goods, services, or other property that give rise to, or that secure, any of the foregoing and insurance policies and proceeds relating thereto and all of the foregoing, whether now owned or existing or hereafter created or acquired.

         "Security Interest" means the Lien of the Collateral Agent for the benefit of the Secured Parties on, and the collateral assignments to the Collateral Agent for the benefit of the Secured Parties of, the Collateral effected hereby or pursuant to the terms hereof.

         "Subsidiary" means, at any time, with respect to any Person, a corporation, partnership, limited liability company or other business entity of which such Person owns, directly or indirectly, more than 50% (by number of votes) of each class of Voting Stock at such time.

         "Uniform Commercial Code" means the Uniform Commercial Code as in effect from time to time in the State of New York or, where the context herein requires, the Uniform Commercial Code of the jurisdiction that governs the creation and perfection of a security interest in any Collateral or that governs the rights, remedies and obligations of the Collateral Agent in connection with the repossession or foreclosure of any Collateral.

         "Voting Stock" shall mean capital stock (or equivalent ownership interest) of any class or classes of a corporation, partnership, limited liability company or other business entity, the holders of which are ordinarily, in the absence of contingencies, entitled to elect corporate directors, managers or trustees (or Persons performing similar functions).

         (b) Terms not otherwise defined herein and which are defined in the Omnibus Collateral Agreement have the respective meaning given them therein.


                          [Signatures Begin Next Page]

         IN WITNESS WHEREOF, the Debtors have caused this Security Agreement to be executed and delivered by their duly authorized officers as of the date first above written.

                                THE DEBTORS:

                                BIRMINGHAM STEEL CORPORATION



                                By:      /s/      Kevin E. Walsh
                                       ---------------------------
                                Name:             Kevin E. Walsh
                                Title:            Executive Vice President



                AMERICAN STEEL & WIRE CORPORATION
                NORFOLK STEEL CORPORATION
                PORT EVERGLADES STEEL CORPORATION
                BIRMINGHAM RECYCLING INVESTMENT COMPANY
                BIRMINGHAM EAST COAST HOLDINGS, LLC
                MIDWEST HOLDINGS, INC.
                CUMBERLAND RECYCLERS, LLC


                By:       /s/     Kevin E. Walsh
                          ---------------------------
                Name:             Kevin E. Walsh
                Title:            Executive Vice President



Signed, sealed and delivered as of the 12th day of October, 1999, in the presence of:


/s/      Marjorie Jordan
----------------------------
         Marjorie Jordan
         Notary Public

My Commission Expires:     Notary Public, Fulton County, Georgia
                           My Commission Expires January 30, 2001

         [NOTARIAL SEAL]


       [Signature Page to Security Agreement dated as of October 12, 1999 for Birmingham Steel Corporation]

Agreed and Accepted as of the date first written above:


STATE STREET BANK AND TRUST COMPANY,
   solely in its capacity as
   Collateral Agent



By:     /s/    Michael M. Hopkins
               ------------------
Name:          Michael M. Hopkins
Title:         Vice President

Exhibit No. 10.26.1

                               SECURITY AGREEMENT


         THIS SECURITY AGREEMENT dated as of May 15, 2000 (this "Agreement"), executed by BIRMINGHAM SOUTHEAST, LLC, a limited liability company organized under the laws of the state of Delaware (the "Debtor") in favor of SOUTHTRUST BANK, NATIONAL ASSOCIATION (the "Collateral Agent") for the benefit, and on behalf, of the Secured Parties.

         WHEREAS, the Debtor, the Lenders a party thereto (the "Lenders") and Bank of America, N.A. (the "Agent"; the Collateral Agent, the Lenders and the Agent collectively the "Secured Parties") have entered into that certain Credit Agreement dated as of the date hereof (as amended, restated, supplemented or otherwise modified from time to time, the "Credit Agreement"), pursuant to which the Lenders have agreed to make available to the Debtor a $25,000,000 revolving credit facility subject to the terms and conditions of the Credit Agreement; and

         WHEREAS, to induce such Secured Parties to extend credit under the Credit Agreement, the Debtor desires to execute and deliver this Agreement.

         NOW THEREFORE, for good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged by the parties hereto, the parties hereto agree as follows:

         Section 1. Grant of Security Interest. To secure the prompt and complete payment, observance and performance when due (whether at stated maturity, by acceleration or otherwise) of all of the Obligations, the Debtor hereby collaterally assigns and pledges to the Collateral Agent for the benefit of the Secured Parties, and grants to the Collateral Agent for the benefit of the Secured Parties, a security interest in, all Collateral of the Debtor.

     Section 2. Representations and Warranties. The Debtor represents and warrants to the Collateral Agent and the Secured Parties as follows:

         (a) Name; Corporate Changes; Taxpayer ID Number. The exact legal name of the Debtor is set forth on the signature page hereto. Except as set forth in
Schedule I attached hereto: (i) the Debtor does not conduct and has not conducted, during the five-year period immediately preceding the date of this Agreement, business under any trade name, other fictitious name or other legal name and (ii) the Debtor has not changed its name, identity or organizational structure in any way. The Internal Revenue Service taxpayer identification number of the Debtor is set forth on such Schedule.

         (b) Chief Executive Office; Places of Business. The chief executive office of the Debtor, and the books and records relating to the Receivables and the other Collateral of the Debtor, are located at the respective addresses set forth on Schedule I attached hereto, and have always been located there. The addresses (including the applicable counties) of all of the respective places of business of the Debtor are set forth on such Schedule.

     (c) Equipment. All Equipment of the Debtor is in good working order and repair and is located on or at one or more of the places set forth on Schedule I attached hereto.

         (d) Security Interest. It is the intent of the Debtor that this Agreement create a valid and perfected first-priority security interest in the Collateral, securing the payment and performance of the Obligations subject to those Liens set forth on Schedule 2(d).

     (e) Excepted  Collateral Not Material.  Except for the contracts  listed on
Schedule 2(e), none of the Excepted Collateral is material to the conduct of the business, operation, properties or financial condition of the Debtor.

         Section 3.  Collateral Covenants.
                     --------------------

         (a) Sale of Collateral. The Debtor shall not sell, lease, transfer or otherwise dispose of any Collateral except as expressly permitted under applicable provisions of the Transaction Documents. The inclusion of "proceeds" in the Collateral shall not be deemed to be a consent by the Collateral Agent or any Secured Party to any other sale or other disposition of any part or all of the Collateral.

         (b) Liens. The Debtor shall not create, assume, incur or permit or suffer to exist or to be created, assumed or incurred, any Lien upon any of the Collateral other than Permitted Liens and those Liens set forth on Schedule 2(d).

         (c) Proceeds of Collateral. The Debtor shall account fully and faithfully for, and upon the Collateral Agent's request, promptly pay or turn over to the Collateral Agent, proceeds in whatever form received in disposition in any manner of any of the Collateral except, as expressly permitted under Loan Documents and the other Transaction Documents.

         (d) Payment of Taxes and Claims. The Debtor shall pay or discharge when due: (i) all taxes, assessments and governmental charges or levies imposed upon it or upon its income or profits or upon the Collateral or any other properties belonging to it, and (ii) all lawful claims of materialmen, mechanics, carriers, warehousemen and landlords for labor, materials, supplies and rentals which, if unpaid, might become a Lien on any of the Collateral or other properties of the Debtor; provided, however, that this Section shall not require the payment or discharge of any such tax, assessment, charge, levy or claim which is being contested in good faith by appropriate proceedings which operate to suspend the collection thereof and for which adequate reserves have been established on the appropriate books.

         (e) Location of Office. The Debtor's chief executive office and its books and records relating to the Collateral will continue to be kept at the respective address set forth in Schedule I attached hereto and the Debtor will not change the location of such office or such books and records without giving the Collateral Agent at least 60 days' prior written notice thereof.

         (f) Location of Collateral. All Equipment will at all times be kept by the Debtor at the locations set forth on Schedule I attached hereto, and shall not be removed therefrom except as expressly permitted under Loan Documents and the other Transaction Documents.

         (g) Change of Name, Structure, Etc. Without giving the Collateral Agent at least 60 days' prior written notice, the Debtor will not (i) change is name, identity or structure or (ii) conduct business under any trade name or other fictitious name other than those set forth on Schedule I attached hereto.

     (h) Defense of Title. The Debtor shall defend its title in and to, and the Security Interest in, such Collateral against the claims and demands of all Persons.

         (i) Maintenance of Collateral. The Debtor shall maintain all physical property that constitutes its Collateral in good and workable condition, with reasonable allowance for wear and tear, and shall exercise proper custody over all such property.

         (j) Insurance. The Debtor shall at all times maintain, or cause to be maintained, insurance on its Collateral against loss or damage by fire, theft, burglary, pilferage, loss in transit and such additional casualties and contingencies, in each case, as shall be in accordance with general practices of businesses engaged in similar activities in similar geographic areas, and that the insurance be on an all risks basis, with broad form flood, earthquake coverages and electronic data processing coverage, with a full replacement cost endorsement, and with sufficient insurance so that the debtor will not be deemed to be a co-insurer, in amounts and under policies issued by the Debtor's present insurers or other insurers reasonably acceptable to the Collateral Agent. All premiums on such insurance shall be paid by the Debtor and certified copies of the policies, or other evidence of insurance acceptable to the Collateral Agent, shall be delivered to the Collateral Agent or any Secured Party promptly upon written request. The Debtor will not use or permit its Collateral to be used unlawfully (including any law dealing with the control shipment, storage or disposal of hazardous materials or substances) or outside of any insurance coverage. All insurance policies required under this Section shall contain loss payable clauses on New York standard loss payee forms or other forms satisfactory to the Collateral Agent, naming the Collateral Agent as loss payee, and providing that: (i) all proceeds thereunder shall be payable directly to the Collateral Agent; (ii) no such insurance shall be affected by any act or neglect of the insured or owner of the property described in such policy; (iii) such policies and loss payable clauses may not be canceled, amended or terminated with respect to the Collateral Agent unless at least 30 days' prior written notice is given to the Collateral Agent; and (iv) there shall be no recourse against the Collateral Agent or any Secured Party for payment of premiums or other amounts with respect thereto. Any proceeds of insurance referred to in this Section which are paid to the Collateral Agent shall be applied in accordance with the applicable provisions of the Intercreditor Agreement and the Credit Agreement.

         (k) Records of Receivables Genuine. All books, records, and documents relating to any of the Receivables (including computer records) are and will be genuine and in all respects what they purport to be and the amount of each of the Receivables shown on the books and records of the Debtor are and will be the correct amount actually owing or to be owing at maturity of such Receivables, subject only to unintentional errors.

         (l) Government Contracts. The Debtor shall notify the Collateral Agent if (i) any single Receivable owing to the Debtor in an amount of $250,000 or more or (ii) Receivables owing to the Debtor in an aggregate amount of $300,000 or more, shall arise out of a contract or contracts with the United States of America or any department, agency, or instrumentality thereof, and the Debtor shall, at its sole cost and expense, take all action that may be necessary or desirable, or that the Collateral Agent may otherwise request, to perfect the assignment of the rights of the Debtor's in and to such Receivable or Receivables to the Collateral Agent as required by the Federal Assignment of Claims Act or any similar act or regulation.

         (m) Records Relating to Collateral. The Debtor will at all times keep complete and accurate records of its Equipment, itemizing and describing the kind, type and quantity of such Equipment and the Debtor's cost therefor, and keep complete and accurate records of all of its Receivables and other Collateral.

         (n) Inspection. The Collateral Agent and each Secured Party (by any of their respective officers, employees or agents) shall have the right, to the extent that the exercise of such right shall be within the control of the Debtor, at any time or times during normal business hours and, so long as no Event of Default shall have occurred and be continuing, with reasonable prior notice and at the expense of the Collateral Agent and each Secured Party: (i) to inspect the Collateral, all files relating thereto and the premises upon which any of the Collateral is located, (ii) to discuss the Debtor's affairs and finances, insofar as the same are reasonably related to the rights of the Collateral Agent or such Secured Party hereunder, with any Person, to verify the amount, quantity, value and condition of, or any other matter relating to, any of the Collateral and (iii) to review, audit and make extracts from all records and files of the Debtor related to any of the Collateral.

         (o) Other Information. The Debtor shall furnish to the Collateral Agent such other information with respect to the Collateral, including, but not limited to, physical listings of Equipment, as the Collateral Agent may reasonably request from time to time.

         (p) Verification. Upon the occurrence of an Event of Default and during its continuance, the Collateral Agent shall have the right at any time and from time to time, in the name of the Collateral Agent or in the name of the Debtor, to verify the validity, amount or any other matter relating to any Receivables of the Debtor by mail, telephone or otherwise.

         (q) Payments Directly to Collateral Agent. The Collateral Agent may at any time and from time to time after the occurrence and during the continuance of an Event of Default, notify, or request the Debtor to notify, in writing or otherwise, any account debtor or other obligor with respect to any one or more of the Debtor's Receivables or Assigned Contracts to make payment to the Collateral Agent or any agent or designee of the Collateral Agent directly, at such address as may be specified by the Collateral Agent. If, notwithstanding the giving of any such notice, any account debtor or other such obligor shall make payment to the Debtor, the Debtor shall hold all such payments it receives in trust for the Collateral Agent and the Secured Parties, without commingling the same with other funds or property of or held by the Debtor, and shall promptly deliver the same to the Collateral Agent or any such agent or designee promptly upon receipt by the Debtor in the identical form received, together with any necessary endorsements.

         Section 4.  Covenants Regarding Contracts.
                     -----------------------------

         (a) Debtor to Remain Obligated. Anything herein to the contrary notwithstanding, (i) the Debtor shall remain liable under all Assigned Contracts to the extent set forth therein to perform its respective duties and obligations thereunder to the same extent as if this Agreement had not been executed, (ii) the exercise by the Collateral Agent of any of its rights hereunder shall not release the Debtor from any of its respective duties or obligations under any of the Assigned Contracts and (iii) neither the Collateral Agent nor any Secured Party shall have any duties, obligations or liabilities under any of the Assigned Contracts or duties by reason of this Agreement, nor shall the Collateral Agent nor any Secured Party be obligated to perform any of the respective duties or obligations of the Debtor thereunder, to make any payment, to make any inquiry as to the nature or sufficiency of any payment received by the Debtor or the sufficiency of any performance by any party under any such contract or agreement, or to take any action to collect or enforce any claim for payment assigned hereunder.

          (b) Debtor to Perform.  The Debtor shall at its sole cost and expense:

                  (i) perform and observe all the terms and provisions of the Assigned Contracts to be performed or observed by it in accordance with its normal business practices, maintain the Assigned Contracts in full force and effect consistent with the Debtor's normal business practices, and enforce the Assigned Contracts in accordance with their terms consistent with the Debtor's normal business practices; and

                  (ii) upon the reasonable request of the Collateral Agent furnish to the Collateral Agent promptly upon receipt thereof copies of all notices, requests and other documents received by the Debtor under or pursuant to the Assigned Contracts, and from time to time (A) furnish to the Collateral Agent such information and reports regarding the Assigned Contracts as such Person may reasonably request and (B) upon the reasonable request of the Collateral Agent, make to each other party to the Assigned Contracts such demands and request for information and reports or for action as the Debtor is entitled to make under such Assigned Contracts.

         (c) No Failure to Act. The Debtor shall not take, or omit to take, any action with respect to any Assigned Contract which could reasonably be expected to have a material adverse effect on the financial condition or business operations of the Debtor.

         Section 5.  Continued Priority of Security Interest.
                     ---------------------------------------

         (a) Generally. The Security Interest shall at all times be valid, perfected and of first priority (subject to those Liens set forth on Schedule 2(d) and enforceable against the Debtor and all other Persons, in accordance with the terms of this Agreement, as security for the Obligations.

         (b) Further Assurances. The Debtor shall, at its sole cost and expense, take all action that may be necessary or desirable, or that the Collateral Agent may otherwise request, so as at all times to maintain the validity, perfection, enforceability and priority and rank of the Security Interest in conformity with the requirements of the immediately preceding subsection (a), or to enable the Collateral Agent to exercise or enforce its rights hereunder including, but not limited to:

                  (i) paying all taxes, assessments and other claims lawfully levied or assessed on any of the Collateral, except to the extent that such taxes assessments and other claims constitute Permitted Liens;

                  (ii)  using  its good  faith  efforts  to  obtain  landlords', mortgagees', mechanics', bailees', warehousemen's or processors' releases, subordinations or waivers with respect to any or all of the Collateral, in form and substance satisfactory to the Collateral Agent;

                  (iii) delivering to the Collateral Agent, endorsed or accompanied by such instruments of assignment as the Collateral Agent may specify, any and all chattel paper, instruments, letters of credit and all other advices of guaranty and documents evidencing or forming a part of the Collateral;

                  (iv) executing and delivering financing statements, pledges, designations, mortgages, deeds to secure debt, deeds of trust, hypothecations, notices and assignments, in each case in form and substance  satisfactory  to  the  Collateral  Agent,  relating  to  the creation, validity, perfection, priority or continuation of the Security Interest under the Uniform Commercial Code or other Applicable Law.

         (c) Authority to File. The Debtor hereby authorizes the Collateral Agent to execute and file in all necessary and appropriate jurisdictions (as determined by the Collateral Agent in its sole discretion) one or more financing or continuation statements (or any other document or instrument referred to in the immediately preceding subsection (b)) in the name of the Debtor. To the extent permitted by Applicable Law, a carbon, photographic, xerographic, photostatic, microphotographic, optical image reproduction or other reproduction of this Agreement or of any financing statement filed in connection with any Security Document or any Loan Document is sufficient as a financing statement.

         (d) Delivery of Instruments. If any of the Collateral becomes evidenced by chattel paper, a promissory note, a trade acceptance or any other instrument, the Debtor will promptly thereafter deliver such instrument to the Collateral Agent, accompanied by all appropriate endorsements and other instruments of transfer.

         Section 6. Remedies Upon Default. Upon the occurrence and during the continuance of an Event of Default, without notice to the Debtor (except for such notice required under, and which cannot be waived under, Applicable Law), at the same or different times:

         (a) Actions With Regard to Receivables. The Collateral Agent (i) may collect all Receivables, in the name of the Collateral Agent or the Debtor, and take control of any cash or non-cash proceeds of Collateral and of any returned or repossessed goods; (ii) may enforce the obligations of any account debtor or other obligor with respect to any Receivables, prosecute any action or proceeding against any account debtor or other obligor with respect to Receivables, extend the time of payment of any and all Receivables, make allowances and adjustments with respect thereto and issue credits in the name of the Collateral Agent or the Debtor; and (iii) may settle, compromise, extend, renew, release, terminate or discharge, in whole or in part, any Receivable and deal with the same as the Collateral Agent may deem advisable in its sole discretion.

         (b)      Equipment.
                  ---------

                  (i) Entry. The Collateral Agent may enter upon any premises on which Equipment or any other Collateral may be located and take physical possession of any or all of the Collateral and maintain such possession on such premises or move the same or any part thereof to such other place or places as the Collateral Agent shall choose, without being liable to the Debtor on account of any loss, damage or depreciation that may occur as a result thereof, without judicial process, without obtaining a final judgment or giving the Debtor notice and opportunity for a hearing on the validity of the Collateral Agent's claim, without any pre-seizure hearing as a condition precedent to repossession through such action, without any obligation to pay rent to the Debtor, and without resistance or interference by the Debtor.

                  (ii) Assembly. The Debtor shall, upon request of and without charge to the Collateral Agent, assemble the Equipment and other tangible Collateral and maintain or deliver it into the possession of the Collateral Agent or any agent or representative of the Collateral Agent, at such place or places as the Collateral Agent may designate and as are reasonably convenient to both the Collateral Agent and the Debtor.

                  (iii) Warehousing. The Collateral Agent may, at the expense of the Debtor, cause any of the Equipment to be placed in a public or field warehouse, and the Collateral Agent and the Secured Parties shall not be liable to the Debtor on account of any loss, damage or depreciation that may occur as a result thereof.


         (c)      Use of Premises and Patents.
                  ---------------------------

                  (i) The Collateral Agent may, without notice, demand or other process, and without payment of any rent or any other charge, enter the Debtor's premises and, without breach of the peace, until the
         Collateral Agent completes the enforcement of its rights in the Collateral, take possession of such premises or place custodians in exclusive control thereof, remain on such premises and use the same and the Equipment, for the purpose of (A) completing any work in process, preparing any Inventory for disposition and disposing thereof and (B) collecting any Receivable; and

                  (ii) in the exercise of the rights of the Collateral Agent under this Agreement, without payment or compensation of any kind, use any and all trademarks, trade styles, trade names, patents, patent applications, licenses, franchises and the like to the extent of the rights of the Debtor therein, and the Debtor grants a fully-paid irrevocable license to the Collateral Agent for this purpose.

     (d) Cash Collateral. The Collateral Agent may apply or hold for distribution any cash Collateral to the payment of the Obligations in accordance with the applicable terms of the Intercreditor Agreement and the Credit Agreement.

     (e)  Lockboxes.   The  Collateral  Agent  may  establish  or  cause  to  be
established one or more lockboxes or other arrangements for the deposit of proceeds of Receivables.

     (f) Rights as a Secured Creditor. (a) In addition to any right or remedy that the Collateral Agent may have under the Credit Agreement, or the other Transaction Documents or otherwise under Applicable Law, if an Event of Default shall have occurred and is continuing, the Collateral Agent may exercise any and all the rights and remedies of a secured party under the Uniform Commercial Code as in effect in any applicable jurisdiction (the "Code") and may otherwise sell, assign, transfer, endorse and deliver the whole or, from time to time, any part of the Collateral at a public or private sale, for cash, upon credit or for other property, for immediate or future delivery, and for such price or prices and on such terms as the Collateral Agent shall deem appropriate. Each purchaser at any sale of Collateral shall take and hold the property sold absolutely free from any claim or right on the part of the Debtor, and the Debtor hereby waives (to the fullest extent permitted by Applicable Law) all rights of redemption, stay and/or appraisal which the Debtor now has or may at any time in the future have under any Applicable Law now existing or hereafter enacted. The Debtor agrees that, to the extent notice of sale shall be required by Applicable Law, at least 10 days' prior written notice to the Debtor of the time and place of any public sale or the time after which any private sale is to be made shall constitute reasonable notification, but notice given in any other reasonable manner or at any other reasonable time shall constitute reasonable notification. Such notice, in case of public sale, shall state the time and place for such sale, and, in the case of sale on a securities exchange, shall state the exchange on which such sale is to be made and the day on which the Collateral, or portion thereof, will first be offered for sale at such exchange. Any such public sale shall be held at such time or times within ordinary business hours and at such place or places as the Collateral Agent may fix and shall state in the notice or publication (if any) of such sale. At any such sale, the Collateral, or portion thereof to be sold, may be sold in one lot as an entirety or in separate parcels, as the Collateral Agent may determine in its sole and absolute discretion. The Collateral Agent shall not be obligated to make any sale of the Collateral if it shall determine not to do so regardless of the fact that notice of sale of the Collateral may have been given. The Collateral Agent may, without notice or publication, adjourn any public or private sale or cause the same to be adjourned from time to time by announcement at the time and place fixed for sale, and such sale may, without further notice, be made at the time and place to which the same was so adjourned. In case the sale of all or any part of the Collateral is made on credit or for future delivery, the Collateral so sold may be retained by the Collateral Agent until the sale price is paid by the purchaser or purchasers thereof, but the Collateral Agent shall not incur any liability to the Debtor in case any such purchaser or purchasers shall fail to take up and pay for the Collateral so sold and, in case of any such failure, such Collateral may be sold again upon like notice. At any public sale made pursuant to this Agreement, the Collateral Agent and the Secured Parties, to the extent permitted by Applicable Law, may bid for or purchase, free from any right of redemption, stay and/or appraisal on the part of the Debtor (all said rights being also hereby waived and released to the extent permitted by Applicable
Law), any part of or all the Collateral offered for sale and may make payment on account thereof by using any claim then due and payable to the Secured Parties from the Debtor as a credit against the purchase price, and the Collateral Agent and the Secured Parties may, upon compliance with the terms of sale and to the extent permitted by Applicable Law, hold, retain and dispose of such property without further accountability to the Debtor therefor. For purposes hereof, a written agreement to purchase all or any part of the Collateral shall be treated as a sale thereof; the Collateral Agent shall be free to carry out such sale pursuant to such agreement and the Debtor shall not be entitled to the return of any Collateral subject thereto, notwithstanding the fact that after the Collateral Agent shall have entered into such an agreement all Events of Default may have been remedied or the Obligations may have been paid in full as herein provided.

         (g)  Waiver  of  Marshalling.   To  the  fullest  extent  permitted  by
Applicable Law, the Debtor hereby waives any right to require any marshalling of assets and any similar right.

         (h) Appointment of Receiver. The Collateral Agent and the Secured Parties shall be entitled to the appointment of a receiver, without notice of any kind whatsoever and without regard to the adequacy of any security for the Obligations or the solvency of any party bound for its payment, to take possession of all or any portion of the Collateral and/or the business operations of the Debtor and to exercise such power as the court shall confer upon such receiver.

         (i) Receivables/Assigned Contracts. The Collateral Agent shall have the exclusive right to assert, either directly or on behalf of the appropriate Debtor, any and all rights and claims the Debtor may have under or in respect of any Receivables and/or any of the Assigned Contracts as the Collateral Agent may deem proper and to receive and collect any and all Receivables and Assigned Contracts and any and all rent, fees, damages, awards and other monies arising thereunder or resulting therefrom and to apply the same on account of any of the Obligations.

         Section 7. Application of Proceeds of Collateral and Cash. The proceeds of any sale or other disposition of the whole or any part of the Collateral, as well as any other moneys payable to the Collateral Agent under the provisions of this Agreement, shall be applied in accordance with the applicable provisions of the Intercreditor Agreement. The Debtor shall remain liable and shall pay, on demand, any deficiency remaining in respect of the Obligations.

         Section 8. Collateral Agent Appointed Attorney-in-Fact. The Debtor hereby irrevocably appoints the Collateral Agent as the Debtor's attorney-in-fact, with full authority in the place and stead of the Debtor and in the name of the Debtor or otherwise, from time to time, upon the occurrence and during the continuance of an Event of Default, in the Collateral Agent's discretion, to take any action and to execute any instrument which the Collateral Agent may deem necessary or advisable to accomplish the purposes of this Agreement and to exercise any rights and remedies the Collateral Agent may have under this Agreement or Applicable Law, including, without limitation: (a) to obtain and adjust insurance required to be maintained pursuant to Section 3(j) hereof; (b) to ask, demand, collect, sue for, recover, compromise, receive and give acquittance and receipts for moneys due and to become due under or in respect of any of the Collateral including any Receivable; (c) to receive, endorse, and collect any drafts or other instruments, documents and chattel paper, in connection with clause (a) or (b) above; (d) to sell or assign any Receivable upon such terms, for such amount and at such time or times as the Collateral Agent deems advisable, to settle, adjust, compromise, extend or renew any Receivable or to discharge and release any Receivable; and (e) to file any claims or take any action or institute any proceedings which the Collateral Agent may deem necessary or desirable for the collection of any of the Collateral or otherwise to enforce the rights of the Collateral Agent with respect to any of the Collateral. The power-of-attorney granted hereby shall be irrevocable and coupled with an interest.

         Section 9. Collateral Agent May Perform. If the Debtor fails to perform any agreement contained herein, the Collateral Agent may, without notice to the Debtor, itself perform, or cause performance of, such agreement, and the reasonable expenses of the Collateral Agent incurred in connection therewith shall be payable by the Debtor and shall constitute a Secured Obligation.

         Section 10. The Collateral Agent's Duties. The powers conferred on the Collateral Agent hereunder are solely to protect the interest of the Collateral Agent for the benefit of the Secured Parties in the Collateral and shall not impose any duty upon the Collateral Agent, nor any of the Secured Parties to cause the Collateral Agent, to exercise any such powers. Except for reasonable care in the custody and preservation of any Collateral in the possession of the Collateral Agent and the accounting for moneys actually received by it hereunder, the Collateral Agent shall have no duty to the Debtor as to any Collateral in the absence of willful misconduct or gross negligence. With respect to the Debtor, the Collateral Agent shall be deemed to have exercised reasonable care in the custody and preservation of the Collateral in its possession if the Collateral is accorded treatment substantially equal to that which the Collateral Agent accords its own property; it being understood that the Collateral Agent shall be under no obligation to take any necessary steps to preserve rights against prior parties or any other rights pertaining to any Collateral, but may do so at its option, and all reasonable expenses incurred in connection therewith shall be for the sole account of the Debtor.

         Section 11. Continuing Security Interest. This Agreement shall create a continuing security interest in the Collateral and shall (a) remain in full force and effect until indefeasible payment in full of the Obligations, (b) be binding upon the Debtor, and its respective successors and assigns and (c) inure to the benefit of the Collateral Agent and the Secured Parties, and their respective successors and permitted assigns. The Debtor's successors and assigns shall include, without limitation, a receiver, trustee or debtor-in-possession thereof or therefor and the Secured Parties' successors and assigns shall include all permitted assignees and participants of any of the Obligations. In addition to any releases of certain Collateral explicitly provided for in any of the other Transaction Documents, upon termination of this Agreement in accordance with its terms the Collateral Agent agrees to take such actions as the Debtor may reasonably request and at the sole cost and expense of the Debtor, (a) to return the Collateral to the Debtor, and (b) to evidence the termination of this Agreement, including, without limitation, the filing of any releases or any termination statements under the Uniform Commercial Code.

         Section 12. Amendments, Waivers, Etc. No amendment or waiver of any provision of this Agreement, nor consent to any departure by the Debtor herefrom, shall in any event be effective unless the same shall be in writing and signed by the Debtor and the Collateral Agent, and then such waiver or consent shall be effective only in the specific instance and for the specific purpose for which given.


         Section 13. Governing Law. THIS AGREEMENT SHALL BE GOVERNED BY, AND CONSTRUED IN ACCORDANCE WITH THE LAWS OF THE STATE OF NEW YORK APPLICABLE TO CONTRACTS EXECUTED, AND TO BE FULLY PERFORMED, IN SUCH STATE.

         Section 14. Severability. Whenever possible, each provision of this Agreement shall be interpreted in such a manner as to be effective and valid under Applicable Law, but if any provision of this Agreement shall be prohibited by or invalid under Applicable Law, such provisions shall be ineffective only to the extent of such prohibition or invalidity, without invalidating the remainder of such provisions or the remaining provisions of this Agreement.

         Section 15. WAIVER OF BOND, NOTICE, OTHER LAWS. THE DEBTOR WAIVES (a) ANY NOTICE PRIOR TO THE TAKING POSSESSION OR CONTROL OF THE COLLATERAL OR ANY POSTING OF ANY BOND OR SECURITY WHICH MIGHT BE REQUIRED BY ANY COURT PRIOR TO ALLOWING THE COLLATERAL AGENT TO EXERCISE ANY OF THE COLLATERAL AGENT'S REMEDIES SET FORTH HEREIN AND (b) THE BENEFIT OF ALL VALUATION, APPRAISEMENT AND EXEMPTION LAWS.

         Section 16. Rights Cumulative. The rights and remedies of the Collateral Agent and the Secured Parties under or in respect of this Agreement, the other Loan Documents and the other Transaction Documents are cumulative and not exclusive of any rights or remedies which any of them would otherwise have. In exercising rights and remedies the Collateral Agent and the Secured Parties may be selective and no failure or delay by the Collateral Agent or any Secured Party in exercising any right shall operate as a waiver of it, nor shall any single or partial exercise of any power or right preclude its other or further exercise or the exercise of any other power or right.

         Section 17. Reimbursement of Collateral Agent. Without limiting the obligations of the Debtor under the Loan Documents or any other Transaction Documents, the Debtor agrees to pay upon demand to the Collateral Agent the amount of any and all reasonable expenses, including the reasonable fees, disbursements and other charges of its counsel and of any experts or agents that the Collateral Agent may incur in connection with (a) the administration of this Agreement, (b) the custody or preservation of, or any sale of, collection from, or other realization upon, any of the Collateral, including, without limitation, the expenses incurred by the Collateral Agent in connection with the collection of Receivables directly from account debtors, (c) the exercise or enforcement of any of the rights or other remedies of the Collateral Agent hereunder, or (d) the failure by the Debtor to perform or observe any of the provisions hereof, in each case, whether or not an Event of Default has occurred. Any such amounts payable as provided hereunder shall be additional obligations secured hereby.

     Section 18. Notices. All notices and other communications required or permitted under this Agreement shall be given, and shall be deemed effective, in accordance with the applicable provisions of the Credit Agreement.

     Section 19. Counterparts. This Agreement may be executed in several counterparts, each of which shall be an original and all of which, taken together, shall constitute but one and the same instrument.

         Section 20. Authority of Collateral Agent. The Debtor acknowledges that the rights and responsibilities of the Collateral Agent under this Agreement with respect to any action taken by the Collateral Agent or the exercise or non-exercise by the Collateral Agent of any option, right, request, judgment or other right or remedy provided for herein or resulting or arising out of this Agreement shall, as among the Collateral Agent and the Secured Parties, be governed by the Intercreditor Agreement and such other agreement with respect thereto as may exist from time to time among them, but, as between the Collateral Agent and the Debtor, the Collateral Agent shall be conclusively presumed to be acting as agent for the Secured Parties with full and valid authority to act or refrain from acting, and the Debtor shall not be under any obligations, or entitlement, to make any inquiry respecting such authority.

         Section 21. Security Interest Absolute. All rights of the Collateral Agent hereunder, the grant of a security interest in the Collateral and all obligations of the Debtor hereunder, shall be absolute and unconditional irrespective of (a) any lack of validity or enforceability of any Loan Document, any other Transaction Document or any other agreement or instrument relating thereto, (b) any change in the time, manner or place of the payment of, or in any other term of, all or any of the Obligations, or any other amendment or waiver of or any consent to any departure from the terms of any Loan Document, any other Transaction Document or any other agreement or instrument relating thereto, (c) any exchange, release or nonperfection of any other collateral securing all or any part of any of the Obligations, or (d) any other circumstance that might otherwise constitute a defense available to, or a discharge of, the Debtor in respect of the Obligations or in respect of this Agreement.

         Section 22. Indemnification. The Debtor agrees to indemnify and hold the Collateral Agent, the Secured Parties and any corporation controlling, controlled by, or under common control with, the Collateral Agent or any Secured Party, and any officer, attorney, director, shareholder, agent or employee of the Collateral Agent, any Secured Party or any such corporation (each an "Indemnified Person"), harmless from and against any claim, loss, damage, action, cause of action, liability, cost and expense or suit of any kind or nature whatsoever (collectively, "Losses"), brought against or incurred by an Indemnified Person, in any manner arising out of or, directly or indirectly, related to or connected with this Agreement, including without limitation, the exercise by the Collateral Agent of any of its rights and remedies under this Agreement or any other action taken by the Collateral Agent pursuant to the terms of this Agreement; provided, however, the Debtor shall not be liable to an Indemnified Person for any Losses to the extent found in a final, non-appealable judgment by a court of competent jurisdiction to have resulted from the gross negligence or willful misconduct of such Indemnified Person. The Debtor's obligations under this section shall survive the termination of this Agreement and the payment in full of the Obligations.

     Section 23. Definitions. (a) When used herein, the following terms have the following meanings:

         "Applicable Law" means all applicable provisions of constitutions, statutes, rules, regulations and orders of all governmental bodies and all orders and decrees of all courts, tribunals and arbitrators.

         "Assigned Contracts" means contracts, agreements and other arrangements to which the Debtor is a party or which run in favor of the Debtor and which constitute part of the Collateral.

         "Collateral" means all of the Debtor's right, title and interests in, to and under each of the following, wherever located and whether now or hereafter existing, or now owned or hereafter acquired or arising:

                  (i)      all Receivables;

                  (ii)     all Equipment;

                  (iii)    all Investment Property;

                  (iv) all general intangibles of the Debtor of every kind and nature including, but not limited to, all contract rights, choses in action and causes of action of the Debtor against any Person or property, all tax refunds owing to the Debtor, all insurance policies of the Debtor and all rights of the Debtor to receive monies thereunder and all licenses, franchises, trademarks, trade names, trade secrets, patents, patent applications, copyrights and any and all other intellectual property of the Debtor;

                  (v) all rights of the Debtor as an unpaid vendor or lienor (including, without limitation, stoppage in transit, replevin and reclamation) with respect to any Inventory or other properties of the Debtor;

               (vi) all chattel paper, documents and instruments of the Debtor including all documents of title and certificates of insurance;

                  (vii) all books, records, files, computer programs, data processing records, computer software, documents, correspondence and other information at any time evidencing, describing or pertaining to or in any way related to any of the foregoing or otherwise pertaining or relating to the business or operations of the Debtor;

                  (viii) any and all balances, credits, deposits, accounts, items and monies of the Debtor now or hereafter with the Collateral Agent or any Secured Party or any Affiliate of any Secured Party or deposited with the Collateral Agent or any Secured Party or any financial institution selected by the Collateral Agent pursuant to any lockbox, deposit, escrow or collection agreement or otherwise, and all property of the Debtor of every kind and description now or hereafter in the possession or control of the Collateral Agent or any Secured Party for any reason; and


                  (ix) any and all products and proceeds of any of the foregoing (including, but not limited to, any claims to any items referred to in this definition, and any claims of the Debtor against third parties for loss of, damage to or destruction of, any or all of the Collateral or for proceeds payable under, or unearned premiums with respect to, policies of insurance) in whatever form, including, but not limited to, cash, instruments, general intangibles, accounts, equipment, inventory, farm products, other goods, documents and chattel paper and all proceeds of such proceeds.

Notwithstanding the foregoing, (i) in the event a Debtor's rights in or with respect to any Collateral consisting of (A) Assigned Contracts, (B) Contract Rights, (C) Equipment that is subject to a prior leasehold interest or security interest in favor of a third party which prohibits such Debtor from encumbering its interest in such Equipment, or (D) a general intangible, in each case, would be forfeited or would become void, voidable, terminable or revocable, or if the Debtor would be deemed to have breached, violated or defaulted under any Assigned Contract, solely as a consequence of the collateral assignment or grant of a security interest created by this Agreement (collectively, the "Excepted Collateral"), then such Collateral shall be excepted and excluded from the Security Interest granted by this Agreement and the related definitions of Contract Rights, Assigned Contracts, Receivables and Equipment contained in this Agreement, as applicable, but only to the extent necessary to avoid such forfeiture, voidness, voidability, terminability, revocability, breach, violation or default and only in the event that any such breach, violation, default or other event cannot be remedied by such Debtor using its good faith efforts (but without any obligation to make any expenditures of money or commence legal proceedings) unless any such provision in any Assigned Contract shall not be effective in accordance with Section 9-318(4) of the UCC or any other Applicable Law; (ii) no stock or other securities, which pursuant to the terms of any of the Transaction Documents are not required to be pledged, shall be included in the foregoing Collateral; and (iii) the "Collateral" shall not include any property of the Debtor described on Schedule 3 hereto (all of the foregoing collectively the "Excluded Collateral").

         In applying the law of any jurisdiction that at any time enacts all or substantially all of the uniform provisions of revised Article 9 of the Uniform Commercial Code approved in 1998 by the American Law Institute and the National Conference of Commissioners on Uniform State Laws, the foregoing definition of Collateral covers all assets of the Debtor except for the Excluded Collateral.

         "Contract Right" means a right of the Debtor to receive payment or performance, together with all rights and remedies of the Debtor (whether expressly set forth in any Assigned Contract or under Applicable Law), under an Assigned Contract.

         "Equipment" means all equipment, machinery, apparatus, fittings, fixtures and other tangible personal property of every kind and description used in the Debtor's business operations or owned by the Debtor or in which the Debtor has an interest, and all parts, accessories and special tools and all improvements and accessions thereto and substitutions and replacements therefor.

         "Event of Default" has the meaning given such term in the Credit Agreement.

         "Investment Property" has the meaning given such term under the Uniform Commercial Code.

         "Receivables"  means the Debtor's  right,  title and interest in and to all Contract Rights, all instruments, documents, chattel paper, general intangibles (including, but not limited to, choses in action, tax refunds, and insurance proceeds); any other obligations or indebtedness owed to the Debtor from whatever source arising; all rights of the Debtor to receive any payments in money or kind; all guaranties of the foregoing in favor of the Debtor and security therefor; all of the right, title, and interest of the Debtor in and with respect to the goods, services, or other property that give rise to, or that secure, any of the foregoing and insurance policies and proceeds relating thereto and all of the foregoing, whether now owned or existing or hereafter created or acquired.

         "Security Interest" means the Lien of the Collateral Agent for the benefit of the Secured Parties on, and the collateral assignments to the Collateral Agent for the benefit of the Secured Parties of, the Collateral effected hereby or pursuant to the terms hereof.

         "Uniform Commercial Code" means the Uniform Commercial Code as in effect from time to time in the State of New York or, where the context herein requires, the Uniform Commercial Code of the jurisdiction that governs the creation and perfection of a security interest in any Collateral or that governs the rights, remedies and obligations of the Collateral Agent in connection with the repossession or foreclosure of any Collateral.

         (b) Terms not otherwise defined herein and which are defined in the Credit Agreement or, if not defined therein, the Omnibus Agreement, have the respective meaning given them therein.

                                   [Signatures Begin on Next Page]

         IN WITNESS WHEREOF, the Debtor has caused this Security Agreement to be executed and delivered by its duly authorized officer as of the date first above written.

                          THE DEBTOR:

                            BIRMINGHAM SOUTHEAST, LLC



                          By:      /s/  J. Daniel Garrett
                                   ----------------------
                          Name:         J. Daniel Garrett
                          Title:        Vice President - Finance


Signed, sealed and delivered as of the ____ day of May, 2000, in the presence of:



                                   /s/  Marjorie Jordan
                                   --------------------
                                        Marjorie Jordan
                                  Notary Public

                                   My Commission Expires:  1-30-2001
                                   Fulton County, GA

                                   [NOTARIAL SEAL]





                         [Acceptance of Collateral Agent on Following Page]

Agreed and Accepted as of the date first written above:

SOUTHTRUST BANK, NATIONAL ASSOCIATION,
solely in its capacity as Collateral Agent



By:           /s/   Virginia Petty
              --------------------
Name:               Virginia Petty
Title:              AVP

 Exhibit No. 10.27

                              AMENDED AND RESTATED
                  COLLATERAL AGENCY AND INTERCREDITOR AGREEMENT

         This AMENDED AND RESTATED COLLATERAL AGENCY AND INTERCREDITOR AGREEMENT (as may be amended from time to time, this "Agreement") dated as of the 15th day of May, 2000, by and among: (i) SouthTrust Bank, National Association (in its individual capacity herein referred to as the "Collateral Agent Bank" and in its capacity as collateral agent herein referred to as the "Collateral Agent"), (ii) Bank of America, N.A. and the other financial institutions (collectively, together with their respective successors and assigns, the "Banks") which are parties to the Credit Agreement (as defined below), (iii) Bank of America, N.A., as agent for itself and the other Banks (the "Agent Bank"), (iv) Bank of America, N.A. and the other financial institutions (collectively, together with their respective successors and assigns, the "May, 2000 Lenders") which are parties to the May, 2000 Credit Agreement (as defined below), (v) Bank of America, N.A., as agent for itself and the other May, 2000 Lenders (the "May, 2000 Agent") (vi) each of the holders of Notes (together with their respective successors and assigns as holders of Notes) issued pursuant to the Note Purchase Agreements (as defined below) (the "Note Holders"), (vii) Bank of America, N.A. and PNC Bank, National Association, each as the issuer of IRB Letters of Credit (as defined below) (each, an "LC Issuer"), (viii) Birmingham Steel Corporation (the "Company"), (ix) Chase Manhattan Trust Company, National Association, as successor to PNC Bank National Association, as successor to PNC Bank, Kentucky, Inc., as Owner Trustee (the "Owner Trustee") under the Equipment Lease Agreement dated as of September 30, 1997 between the Owner Trustee, as Lessor, and Birmingham Steel Corporation, as Lessee, as supplemented by Lease Supplement No. 1, dated November 10, 1997, and as further amended, modified and supplemented from time to time (the "Equipment Lease"), (x) First Union National Bank, as Indenture Trustee (the "Indenture Trustee") under the Trust Indenture and Security Agreement dated as of September 30, 1997, as supplemented by Trust Indenture Supplement No. 1, dated November 10, 1997, and as further amended, modified and supplemented from time to time (the "Indenture") between the Owner Trustee and Indenture Trustee, and (xi) each Guarantor (as defined below) which executes this Agreement or which from time to time hereafter executes an instrument accepting and agreeing to the provisions of this Agreement.

                                                          PREAMBLE

         WHEREAS, pursuant to a Credit Agreement dated as of March 17, 1997, as amended, among the Company, the Agent Bank, PNC Bank, National Association, and The Bank of Nova Scotia, as Co-Agents, and the Banks (as further amended from time to time, the "Credit Agreement"), the Banks have, upon the terms and subject to the conditions contained therein, made and agreed to make loans and otherwise extended and agreed to extend credit to the Company; and

         WHEREAS, pursuant to separate Amended and Restated Note Purchase Agreements, each dated as of October 12, 1999, as amended (collectively, as further amended from time to time, the "1993 Note Purchase Agreement"), between the Company and each purchaser as party thereto, the Company issued, and such purchasers purchased, $130,000,000 principal amount of the Company's 10.03% Senior Notes (as may be amended from time to time, the "1993 Notes"); and

         WHEREAS, pursuant to certain other separate Amended and Restated Note Purchase Agreements, each dated as of October 12, 1999, as amended (collectively, as further amended from time to time, the "1995 Note Purchase Agreement" and, collectively with the 1993 Note Purchase Agreement, the "Note Purchase Agreements"), between the Company and each purchaser as party thereto, the Company has issued, and such purchasers purchased, (i) $76,000,000 principal amount of the Company's 9.71% Series A Senior Notes, (ii) $14,000,000 principal amount of the Company's 9.82% Series B Senior Notes, and (iii) $60,000,000 principal amount of the Company's 9.92% Series C Senior Notes (the Notes described in clauses (i), (ii) and (iii), as such Notes may be amended from time to time being the "1995 Notes" and, collectively with the 1993 Notes, the "Notes"); and

         WHEREAS, Bank of America, N.A. has issued a letter of credit pursuant to which up to $15,172,603 may be drawn in connection with certain Industrial Revenue Bonds issued to provide financing to the Company with respect to the facility of America Steel and Wire Corporation in Cleveland, Ohio (the "Bank of America Letter of Credit"); and PNC Bank, National Association, has issued a letter of credit pursuant to which up to $26,299,179 may be drawn in connection with certain Industrial Revenue Bonds issued to provide financing to the Company with respect to the facility of the Company in Memphis, Tennessee (the "PNC Letter of Credit"; and, collectively with the Bank of America Letter of Credit, the "IRB Letters of Credit"); and the Company has agreed to reimburse the LC Issuers for all amounts drawn on the IRB Letters of Credit pursuant to an Amended and Restated Reimbursement Agreement dated as of October 12, 1999, as amended, between Bank of America, N.A. (as successor to Bank of America Illinois), American Steel and Wire Corporation, and the Company (the "Bank of America Reimbursement Agreement"), and a Reimbursement Agreement dated as of October 1, 1996, as amended, between PNC Bank, National Association (as successor to PNC Bank, Kentucky, Inc.), and the Company (the "PNC Reimbursement Agreement" and, collectively with the Bank of America Reimbursement Agreement, as may be further amended from time to time, the "Reimbursement Agreements"); and

         WHEREAS, pursuant to the Equipment Lease, the Owner Trustee, as Lessor, has leased certain melt shop equipment to the Company, as Lessee, and the rights of the Owner Trustee to payments thereunder have been collaterally assigned to the Indenture Trustee to secure amounts due with respect to the Equipment Notes outstanding under (and as defined in) the Indenture (the "Equipment Notes"); and

         WHEREAS, pursuant to a Credit Agreement dated as of May 15, 2000, among Birmingham Southeast, LLC, the May, 2000 Agent, and the May, 2000 Lenders (as amended from time to time, the "May, 2000 Credit Agreement"), the May, 2000 Lenders have, upon the terms and subject to the conditions contained therein, made and agreed to make loans and otherwise extended and agreed to extend credit to Birmingham Southeast, LLC, in connection with which Birmingham Southeast, LLC has agreed to become a Guarantor and to become party to this Agreement; and

         WHEREAS, pursuant to certain guaranties, security agreements, mortgages and related documents, the Guarantors have guaranteed the Secured Obligations (as hereinafter defined) on the terms set forth in their respective Guaranties and the Company and the Guarantors (excluding BSE) have guaranteed the May, 2000 Debt (as hereinafter defined), and the Company and each of the Guarantors (including BSE) have granted a valid lien on and security interest in the Collateral (as hereinafter defined) to the Collateral Agent, for the benefit of
(1) the Banks and the Agent Bank, as security for the Company's obligations to the Banks and the Agent Bank under the Credit Agreement and the Guarantors' guarantee thereof, (2) the Note Holders, as security for the Company's obligations under the Note Purchase Agreements and the Notes and the Guarantors' guarantee thereof, (3) the LC Issuers, as security for the Company's obligations under the Reimbursement Agreements and the Guarantors' guarantee thereof, (4) the Owner Trustee and the Indenture Trustee, as assignee of the Owner Trustee, as security for the Lease Claims, as defined herein, and (5) the May, 2000 Lenders, as security for BSE's obligations to the May, 2000 Lenders and the May 2000 Agent, under the May, 2000 Credit Agreement and the Company's and Guarantors' (excluding BSE's) guarantee thereof provided that the Collateral granted by BSE secures each of the respective Secured Obligations only to the extent set forth in the applicable Security Documents; and

         WHEREAS, in connection with the granting of such lien on and security interest in the Collateral, the Company, the Guarantors (excluding BSE), and certain of the Secured Parties entered into a Collateral Agency and Intercreditor Agreement dated as of October 12, 1999 (the "Initial Intercreditor Agreement"); and

         WHEREAS, pursuant to the terms of the Initial Intercreditor Agreement, the Collateral Agent Bank became the successor Collateral Agent (as defined in the Initial Intercreditor Agreement) and the parties ratified and confirmed their intention that the Initial Intercreditor Agreement and the grant of a lien on and security interest in the Collateral continue to have full force and effect, with SouthTrust Bank, National Association as the successor Collateral Agent thereunder; and

         WHEREAS, for the avoidance of any doubt as to the status or enforceability of the Initial Intercreditor Agreement or any of the security interests, mortgages and related documents executed in connection therewith pursuant to which liens and security interests in the Collateral were granted to secure the Secured Obligations, the parties (a) entered into additional security agreements, mortgages and related documents dated as of November 12, 1999, pursuant to which the Collateral Agent hereunder was granted liens on and security interests in all of the Collateral (except for certain Collateral that is being granted by BSE on the date hereof), and (b) except for BSE, entered into this Agreement, which, prior to the amendment and restatement hereof as of the date hereof, set forth the same rights and obligations of the parties hereto as are set forth in the Initial Intercreditor Agreement; and

         WHEREAS,  the parties are entering into an amended and restated Initial
Intercreditor  Agreement  of  even  date  herewith,   which  reflects  the  same
amendments as are being made herein.

         NOW, THEREFORE, in consideration of the foregoing premises and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto agree that the Collateral Agency and Intercreditor Agreement dated as of November 12, 1999 is amended and restated in its entirety as follows:

ss.1.      DEFINITIONS.
           -----------

ss.1.1. Definitions. The following terms shall have the meanings set forth in thisss.1 or elsewhere in the provisions of this Agreement referred to below:

Action. Seess.2.2(a). Actionable Default. Any failure of the Company or any Guarantor to pay any of the Secured Obligations as and when due and payable in accordance with the terms of any Bank Credit Document, Note Credit Document, May, 2000 Credit Document, Reimbursement Agreement, Equipment Lease or Security Document, whether by acceleration (including automatic acceleration upon the commencement of a bankruptcy case) or otherwise (collectively, a "Payment Default"), or the commencement of any bankruptcy, insolvency, reorganization or other similar case or proceeding by or against the Company or any Guarantor, or the making by the Company or any Guarantor of an assignment for the benefit of its creditors.

                  Additional Advance Amount. The principal amount of any additional loans made or letters of credit issued under the Credit Agreement such that, after giving effect to all of such additional loans and letters of credit, the sum of the Loan and Reimbursement Principal Obligations and Outstanding Bank LC Exposure at the time of reference thereto do not exceed in the aggregate the Maximum Bank Commitment.

                  Additional Company Retained Proceeds. With respect to the following categories of assets, the following amounts: (a) with respect to any sale or transfer of the megashredder owned by Cumberland Recyclers, LLC, $1,500,000; (b) with respect to any sale or transfer of the equity interest of the Company or any Affiliate of the Company in Pacific Coast Recycling, LLC or any portion thereof or any distribution to the Company or any Affiliate of the Company in connection with or as a result of the liquidation or sale of the assets of Pacific Coast Recycling, $2,000,000 in the aggregate; and (c) with respect to any sale or transfer of the equity interest of the Company or any Affiliate of the Company in Richmond Steel Recycling, Ltd. or any portion thereof or any distribution to the Company or any Affiliate of the Company in connection with or as a result of the liquidation or sale of the assets of Richmond Steel Recycling, Ltd., one-half of the Net Proceeds received by or payable to the Company or any Affiliate of the Company on account thereof.

     Affiliate. As to any Person, a Person controlling, controlled by, or under common control with such Person.

     Agent Bank. As defined in the introductory paragraph hereto and shall include any replacement or successor Agent under the Credit Agreement, or any like agent (or replacement thereof or successor thereto) under any Replacement Credit Agreement.

     Agreement. As defined in the introductory paragraph hereto.

     Applicable Amount. Seess.4.1(d) hereof.

     Applicable Deposit. Seess.4.1(c) hereof.

     Applicable LC Issuer. Seess.4.1(d) hereof.

     Avoidance Event. The commencement of bankruptcy or insolvency proceedings against the Company within ninety (90) days after the date that the Lien of the Collateral Agent in the Collateral becomes perfected with respect to such portion of the Collateral existing on November 12, 1999 as may be perfected by the filing of UCC-1 financing statements, and the avoidance of such Lien of the Collateral Agent in any material amount of such Collateral as to which such Lien that may be perfected by the filing of UCC-1 financing statements.

                  Bank Credit Documents. The Credit Agreement and the other Bank Loan Documents, and any Replacement Credit Agreement, as the same may hereafter be amended, renewed, extended, restated, supplemented or otherwise modified from time to time in accordance with the terms of this Agreement.

     Bank Debt. The "Obligations" as defined in the Credit Agreement (as in effect on the date hereof), or any like term of the same meaning contained in any Replacement Credit Agreement. Notwithstanding the foregoing, Bank Debt shall not include Loan and Reimbursement Principal Obligations and Outstanding Bank LC Exposure to the extent, and only to the extent, that the sum of the Loan and Reimbursement Principal Obligations and Outstanding Bank LC Exposure exceeds the Maximum Bank Commitment.

     Bank Loan Documents. The "Loan Documents", as defined in the Credit Agreement, or any like term of the same meaning contained in any Replacement Credit Agreement.

     Bank of America Letter of Credit. As defined in the Preamble hereto.

     Bank of America Reimbursement Agreement. As defined in the Preamble hereto.


     Bank of America Reimbursement Agreement Debt. All indebtedness, obligations and liabilities of the Company or American Steel & Wire Corporation owing to Bank of America, N.A. arising or incurred under the Bank of America Reimbursement Agreement, whether existing on the date of this Agreement or arising hereafter, direct or indirect, joint or several, absolute or contingent, matured or unmatured, arising by contract, operation of law or otherwise. Notwithstanding the foregoing, Bank of America Reimbursement Agreement Debt shall not include (a) the principal amount of any reimbursement obligations in respect of drawings under the Bank of America Letter of Credit in excess of $15,172,603 in the aggregate, or (b) any Outstanding IRB LC Exposure; provided, that (i) drawings of amounts which will be automatically reinstated unless a notice is timely given by the LC Issuer that such amount will not be reinstated will not be deemed to be drawings for the purposes of this sentence unless such notice of non-reinstatement is in fact given, and (ii) drawings to fund any tender purchase price of the related industrial revenue bonds will not be deemed to be drawings for the purposes of this sentence so long as the related LC Issuer has reinstated the amount of such paid drawing.

                  Bankruptcy Event. (a) Commencement by the Company or any Guarantor (the Company or any such Guarantor, a "Debtor") of a voluntary case in the United States seeking liquidation, reorganization, or other relief under any applicable bankruptcy, insolvency or other similar law now or hereafter in effect, consent to the entry of an order for relief in an involuntary case under any such law, or consent by the Debtor to the appointment of or taking possession by a receiver, liquidator, assignee, trustee, custodian, sequestrator (or other similar official) of a Debtor or of any substantial part of its property, or any general assignment by a Debtor for the benefit of creditors;
(b) a court having jurisdiction in the premises shall enter a decree or order for relief in respect of a Debtor in an involuntary case in the United States under any applicable bankruptcy, insolvency or other similar law now or hereafter in effect, or shall appoint a receiver, liquidator, assignee, custodian, trustee, sequestrator (or similar official) of a Debtor or for any substantial part of its property, or shall order the winding-up or liquidation of its affairs; or (c) any involuntary bankruptcy petition shall have been filed against any Debtor seeking a decree or order of relief of the type referred to in clause (b) above and such petition shall not have been dismissed within a period of sixty (60) consecutive days.

                  Banks. As defined in the introductory paragraph hereto, together with their respective successors and assigns, and shall include any replacement, additional or successive lenders under any Replacement Credit Agreement.

                  BSE.  Birmingham Southeast, LLC.
                  ---

                  Cash Collections Collateral. Collateral consisting of cash amounts deposited in local depository bank accounts and lock-box accounts of the Company or any of the Securing Guarantors and cash amounts deposited from such accounts into any like account or accounts maintained by the Agent Bank or any of the other Banks or the Collateral Agent.

                  Casualty Event.  See definition of Net Proceeds in thisss.1.1.
                  --------------

                  Clause (i) Deposit.  Seess.4.1(i) hereof.
                  ------------------

                  Clause (i) Distribution Date.  Seess.4.1(i) hereof.
                  ----------------------------

                  Collateral. Any of the properties and assets of whatever nature, tangible or intangible, now owned or existing or hereafter acquired or arising, of the Company or any of the Guarantors in which at the time of reference a Lien has been granted or has purportedly been granted (directly or by assignment) to the Collateral Agent to secure the Secured Obligations and which has not been released pursuant to the terms hereof, including, without limitation, (a) all Cash Collections Collateral and all other cash provided to be the subject of a Lien to secure any of the

Secured Obligations as contemplated by any Security Document, (b) all May, 2000 Priority Collateral, and (c) any property and assets paid or payable to the Secured Parties or Collateral Agent under any of the Guaranties or any subordination agreement, but specifically excluding the Lease Assets.

     Collateral Agent. As defined in the introductory paragraph hereto unless and until a successor Collateral Agent shall have been appointed pursuant to ss.5.4 hereof, and thereafter "Collateral Agent" shall mean such successor Collateral Agent.

     Collateral Agent Bank. As defined in the introductory paragraph hereto and any bank, in its individual capacity, serving as Collateral Agent.

                  Collateral Agent Substitution Agreement.  Seess.11.14 hereof.

                  Company.  As defined in the introductory paragraph hereto.

                  Credit Agreement.  As defined in the Preamble hereto.

     Credit Documents. Collectively, the Bank Credit Documents, the May, 2000 Credit Documents, the Note Credit Documents, the Reimbursement Agreements, the Lease Documents, and the Security Documents.

                  Debtor.  See definition of Bankruptcy Event in thisss.1.1.

     Default. Any event or condition which, with the giving of notice or the lapse of time, or both, would become an Event of Default.

                  Demand Notice.  Seess.4.4(a).

                  Disposition. Any sale, exchange, or other disposition of assets, except that the following shall not constitute Dispositions hereunder:
(a) any sale of inventory in the ordinary course of business; (b) the Transfer of assets by the Company to a Guarantor (excluding BSE) or by a Guarantor (excluding BSE) to the Company or another Guarantor (excluding BSE), and (c) any sale or other Transfer of assets of Cumberland Recyclers L.L.C. to BSE provided that such assets are sold subject to the continuing Lien of the Collateral Agent.

                  Distribution Amount.  Seess.4.1(c)(i).
                  -------------------

                  Enforcement Notice. Written notice given by the Requisite Parties or Special Requisite Parties, as the case may be, to the Collateral Agent (a) stating that a Notice of Actionable Default has theretofore been given by such Requisite Parties or Special Requisite Parties, as the case may be, to the Collateral Agent and that the Actionable Default specified in such Notice of Actionable Default continued to exist uncured for the applicable period described in ss.4.5, and (b) setting forth instructions from such Requisite Parties or Special Requisite Parties, as the case may be, to the Collateral Agent to exercise all or any such rights, powers and remedies as are available under the Security Documents and making such additional statements as may be called for under ss.4.5.

                  Equipment Lease.  As defined in the Preamble hereto.
                  ---------------

                  Equipment Notes.  As defined in the Preamble hereto.
                  ---------------

                  Equity Interests. With respect to any Person, shares of capital stock of (or other ownership or profit interests in) such Person, warrants, options or other rights for the purchase or other acquisition from such Person of shares of capital stock of (or other ownership or profit interests in) such Person, securities convertible into or exchangeable for shares of capital stock of (or other ownership or profit interests in) such Person or warrants, rights or options for the purchase or other acquisition from such Person of such shares (or such other interests), and other ownership or profit interests in such Person (including, without limitation, partnership, member or trust interests therein), whether voting or nonvoting, and whether or not such shares, warrants, options, rights or other interests are authorized or otherwise existing on any date of determination.

                  Equity Issuance. Any issuance or sale by a Person of any Equity Interest in such Person; provided, however, that the term "Equity Issuance" does not include any issuance or sale by a Person to the extent that such issuance or sale is made (a) to a current or former director, officer or employee of such Person pursuant to an "employee benefit plan", as such term is defined in Rule 405 promulgated under the Securities Act of 1933, as amended, or
(b) pursuant to a rights plan existing on November 12, 1999 (or such other rights plan as to which the issuance of Equity Interests thereunder has been excluded from the definition of "Equity Interest" herein with the written consent of the Requisite Parties).

                  Event of Default. Any "Event of Default" under and as defined in the Credit Agreement, any "Event of Default" under and as defined in either of the Note Purchase Agreements, any Event of Default under either of the Reimbursement Agreements, any "Event of Default" under and as defined in the May, 2000 Credit Agreement, any "Lease Event of Default" under or as defined in the Equipment Lease or any like term of similar meaning contained in any Replacement Credit Agreement.

                  Guaranties.  See definition of "Guarantors" in thisss.1.1.
                  ----------

                  Guarantors. American Steel & Wire Corporation, Birmingham East Coast Holdings, LLC, Norfolk Steel Corporation, Port Everglades Steel Corporation, Birmingham Recycling Investment Company, Midwest Holdings, Inc., BSE, and Cumberland Recyclers, LLC, and any other party that may from time to time hereafter execute and deliver a guaranty for the benefit of any one or more of the Secured Parties guarantying any or all of the Secured Obligations (collectively, the "Guaranties").

Indemnity. Seess.4.1(d) hereof.

Indenture. As defined in the introductory paragraph hereto.

Indenture Trustee. As defined in the introductory paragraph hereto.

Initial Intercreditor Agreement. As defined in the Preamble hereto.

IRB Letters of Credit. As defined in the Preamble hereto.

Jackson. Jackson, Mississippi.

                  Jackson Mortgage. The Mortgage dated as of the date hereof, pursuant to which BSE has granted to the Collateral Agent, as security for BSE's Guaranty of the Secured Obligations other than the May, 2000 Debt, a mortgage on and security interest in the real property and certain other assets of BSE located in Jackson, including the proceeds therefrom, as the same may hereafter be amended, renewed, extended, restated, supplemented or otherwise modified from time to time in accordance with the terms of this Agreement.

                  Jackson Security Agreement. The Jackson Security Agreement dated as of the date hereof, pursuant to which BSE has granted to the Collateral Agent, as security for BSE's Guaranty of the Secured Obligations other than the May, 2000 Debt, a security interest in its equipment and other fixed assets located in Jackson, including the proceeds therefrom, as the same may hereafter be amended, renewed, extended, restated, supplemented or otherwise modified from time to time in accordance with the terms of this Agreement.

                  LC Issuers. As defined in the introductory paragraph hereto, together with their respective successors and assigns (except that references to LC Issuers in ss.4.1(d) hereof refer to the LC Issuers without giving effect to any succession or assignment that is effected or agreed to in connection with or as a condition of a sale of the assets of SBQ).

                  Lease Assets. The "Equipment" and the "Indenture Estate", as each term is defined in the Equipment Lease (as in effect on the date hereof), and any other property of the Owner Trustee or the Indenture Trustee.

               Lease   Claims.    All   Lease    Payment    Claims   and   Lease
          Expense/Indemnity Claims.


               Lease Documents. The "Operative Agreements," as defined in the Equipment Lease (as in effect as of the date hereof).

                  Lease Expense/Indemnity Claims. All claims of the Owner Trustee, the Indenture Trustee, or any of the Owner Participants or the Lenders against the Company under any of the Lease Documents or under ss.11.11 of this Agreement (other than the Lease Payment Claims), in each case whether existing on the date hereof or arising thereafter, direct or indirect, joint or several, absolute or contingent, matured or unmatured, arising by contract, operation of law or otherwise.

                  Lease Payment Claims. All claims of the Owner Trustee against the Company under the Equipment Lease (as in effect on the date hereof) for payment of "Basic Rent," "Stipulated Loss Value," "Make-Whole Amount" (as each term is defined therein), and interest accrued on any of the foregoing, in each case whether existing on the date of this Agreement or arising hereafter, direct or indirect, joint or several, absolute or contingent, matured or unmatured, arising by contract, operation of law or otherwise.

                  Lease Sharing Amount. An amount equal, as of any date, to either (a) if the Equipment Lease has been terminated on or prior to such date, the aggregate unpaid amount of Lease Payment Claims claimed by the Owner Trustee (and/or the Indenture Trustee, as assignee) under Section 15 of the Equipment Lease (or, in the event that such claim has been liquidated by adjudication or settlement, such liquidated amount), or (b) if the Equipment Lease has not been terminated on or prior to such date, an amount equal to 33 1/3% of the Stipulated Loss Value as of such date.

                  Lenders.  As defined in the Indenture.
                  -------

                  Letter of Credit Collateral Obligations. The obligations of the Company under any Bank Credit Document or Reimbursement Agreement (as in effect on the date hereof) to deposit cash with respect to Outstanding Bank LC Exposure or Outstanding IRB LC Exposure up to, but not exceeding, one dollar of cash for each dollar of undrawn face amount of each applicable outstanding letter of credit.

                  Lien. Any mortgage, security deed, deed of trust, pledge, lien, security interest or other encumbrance, whether now existing or hereafter created, acquired or arising, and whether voluntary or involuntary, to secure payment of a debt or performance of an obligation.

                  Loan and Reimbursement Principal Obligations. At the time of reference thereto, Bank Debt consisting of the principal amount of loans outstanding under the Bank Credit Documents and any unpaid reimbursement obligations in respect of drawings under letters of credit issued pursuant to the Bank Credit Documents.

Majority Secured Parties. (i) A group of holders of Secured Obligations which includes (a) the holders of at least 51% of the Note Principal Obligations, (b) the holders of at least 51% of the Reimbursement Agreement Debt, (c) the holders of at least 51% of the Loan and Reimbursement Principal Obligations, and (d) the holders of at least 51% of the May, 2000 Debt, or (ii) after the Secured Obligations referred to in clause (i) above have been paid in full, the Indenture Trustee for so long as the Lien of the Indenture remains outstanding, and thereafter the Owner Trustee.

                  Make-Whole Amount. With respect to either of the Note Purchase Agreements and the Note Debt owed thereunder, the "Make-Whole Amount" as defined in such Note Purchase Agreement as in effect on the date hereof.

                  Maximum Bank Commitment. (a) $300,000,000 prior to any mandatory reductions of the Commitments, as such term is defined in the Credit Agreement, pursuant to Section 2.12 of the Credit Agreement; and (b) after any mandatory reductions of such Commitments pursuant to Section 2.12 of the Credit Agreement, the result of (i) $300,000,000 minus (ii) the aggregate amount of such mandatory reductions.

     May, 2000 Agent. Bank of America, N.A., as agent for itself and the other May, 2000 Lenders, and any replacement or successor agent under the May, 2000 Credit Documents.

                  May, 2000 Closing Date. The date upon which the first loan is made by the May, 2000 Lenders to BSE pursuant to the May, 2000 Credit Agreement.

                  May, 2000 Credit Agreement. The Credit Agreement dated as of May 15, 2000, among BSE, the May, 2000 Lenders, and the May, 2000 Agent, as amended, renewed, extended, restated, supplemented or otherwise modified from time to time in accordance with the terms of this Agreement.

                  May, 2000 Credit Documents. The May, 2000 Notes, the May, 2000 Credit Agreement, and any other documents executed and delivered in connection therewith (not including this Agreement or the Security Documents), in each case as amended, renewed, extended, restated, supplemented or otherwise modified from time to time in accordance with the terms of this Agreement.

                  May, 2000 Debt. The "Obligations" as defined in the May, 2000 Credit Agreement (as in effect on the date hereof). Notwithstanding the foregoing, May, 2000 Debt shall not include the May, 2000 Principal Obligations to the extent, and only to the extent, that the amount of the May, 2000 Principal Obligations exceeds the May, 2000 Maximum Commitment.

                  May, 2000 Guaranties. The Guaranties by the Company and each of the Guarantors (excluding BSE) of the obligations of BSE under the May, 2000 Credit Agreement and May, 2000 Notes.

                  May, 2000 Lenders. Each of the holders of the May, 2000 Notes, and their respective successors and assigns as holders of May, 2000 Notes.

                  May, 2000 Maximum Commitment.  $25,000,000.

                  May, 2000 Notes. The $25,000,000 in aggregate principal amount of Notes issued pursuant to the May, 2000 Credit Agreement.

     May, 2000 Principal Obligations. At any time, the principal amount then outstanding under the May, 2000 Credit Agreement.

                  May, 2000 Priority Collateral. All property of BSE, now existing or hereafter arising, wherever located, which is listed on Schedule A attached hereto.

                  May, 2000 Pro Rata Amount. With respect to any amount as to which the May, 2000 Pro Rata Amount is to be determined, such amount multiplied by a fraction, the numerator of which is the amount of the May, 2000 Principal Obligations, and the denominator of which is the sum of (a) the May, 2000 Principal Obligations, plus (b) the Note Principal Obligations, plus (c) the Loan and Reimbursement Principal Obligations, plus (d) the Reimbursement Agreement Debt, plus (e) the Lease Sharing Amount.

                  Net Lease Sharing Amount. An amount equal, as of any date, to either (a) if the Equipment Lease has been terminated on or prior to such date, the Lease Sharing Amount as of such date, or (b) if the Equipment Lease has not been terminated on or prior to such date, the result of the Lease Sharing Amount as of such date minus the sum of all amounts previously deposited in the Section 4.1(e) Cash Collateral Account.

                  Net Proceeds. (a) In the case of (x) a Disposition, the aggregate amount of all cash received (including without limitation, all cash payments received by way of deferred payment of principal or interest pursuant to a note or installment receivable or otherwise, but only as and when received), directly or indirectly, by the Company or any Guarantor in connection with such Disposition or (y) in the case of any loss, theft, damage, destruction, or taking or other eminent domain action (a "Casualty Event"), the aggregate amount of cash proceeds of insurance, condemnation awards and other compensation received by the Company or any Guarantor in respect of such Casualty Event, in each case net of (i) the amount of any reasonable out-of-pocket legal fees, title and recording tax expenses, commissions and other customary fees and expenses actually incurred by the Company or any Guarantor in connection with such Disposition or Casualty Event, (ii) any income taxes reasonably estimated in good faith by the independent certified public accountant of the Company or any such Guarantor to be payable in connection with such Disposition or Casualty Event and other taxes thereon to the extent such other taxes are actually paid by the Company or any Guarantor, (iii) any repayments by the Company or any Guarantor of indebtedness (other than indebtedness under any of the Credit Documents (other than the Lease Documents)) to the extent that such indebtedness is secured by a Lien on the property that is the subject of such Disposition or Casualty Event, (iv) in the case of a Casualty Event, the amount of any proceeds permitted under the Security
Documents to be paid to the Company or any Guarantor for the purpose of replacing, rebuilding or restoring the Collateral which was affected by the Casualty Event, (v) in the case of a Disposition, the amount of any proceeds which are not required under the Credit Agreement, the May, 2000 Credit Agreement, the Note Purchase Agreements or any of the Security Documents to be applied to prepay the Bank Debt, the May, 2000 Debt or the Note Debt, and (vi) in the case of a Disposition, any amount of cash reserves reasonably required to be established to satisfy liabilities relating to the assets sold, so long as such reserves are paid to and held by the Collateral Agent as additional Collateral hereunder; and (b) in the case of an Equity Issuance, sixty percent (60%) of the aggregate amount of all cash received by the Company or any Guarantor (excluding BSE) in respect of such Equity Issuance, net of investment banking fees, legal fees, accountants fees, underwriting discounts and commissions and other customary fees and expenses actually incurred by the Company in connection with such Equity Issuance.

1993 Note Purchase Agreement. As defined in the Preamble hereto.


1995 Note Purchase Agreement. As defined in the Preamble hereto.


1993 Notes. As defined in the Preamble hereto.


1995 Notes. As defined in the Preamble hereto.


                  Non-May, 2000 Collateral. Collateral other than the May, 2000 Priority Collateral.

                  Non-May, 2000 Pro Rata Amount. With respect to any amount as to which the Non-May, 2000 Pro Rata Amount is to be determined, such amount multiplied by a fraction, the numerator of which is the sum of (a) the Principal Obligations other than the May, 2000 Principal Obligations plus (b) the Lease Sharing Amount, and the denominator of which is the sum of the Principal Obligations (including the May, 2000 Principal Obligations) plus the Lease Sharing Amount.

                  Note Credit Documents. The Note Purchase Agreements and the other Note Purchase Documents, as the same may hereafter be amended, renewed, extended, restated, supplemented or otherwise modified from time to time in accordance with the terms of this Agreement.

                  Note Debt. All indebtedness, obligations and liabilities of any of the Company, the Guarantors and the Subsidiaries to or for the benefit of any Note Holder arising or incurred under the Note Purchase Agreements (including, without limitation, Make-Whole Amounts), the Notes or the Guaranties, existing on the date of this Agreement or arising hereafter, direct or indirect, joint or several, absolute or contingent, matured or unmatured, arising by contract, operation of law or otherwise. Notwithstanding the foregoing, Note Debt shall not include Note Principal Obligations to the extent, and only to the extent, that such Note Principal Obligations at any time exceed $280,000,000.

                  Note Holders. As defined in the introductory paragraph hereto, together with their respective successors and assigns, and shall include any replacement, additional or successive lender or note purchaser.

          Note Principal Obligations. At the time of reference thereto, Note Debt consisting of the amounts of principal outstanding under the Notes.

                  Note Purchase Agreements.  As defined in the Preamble hereto.


                  Note Purchase Documents. The Notes, the Note Purchase Agreements and any "notes" and "loan documents", or any like terms of the same meaning, may be amended, renewed, extended, restated, supplemented or otherwise modified from time to time in accordance with the terms of this Agreement.

                  Notes. The Notes, as such term is defined in the Preamble hereto, together with any promissory notes or other evidences of indebtedness issued in exchange for, replacement of or substitution for the Notes under the Note Purchase Agreements.

                  Notice of Actionable Default. A notice by the Requisite Parties or the Special Requisite Parties as the case may be, delivered to the Collateral Agent, stating that an Actionable Default has occurred and is continuing.

                  Other Banks.  Seess.4.1(d) hereof.
                  -----------

                  Outstanding Bank LC Exposure. The undrawn face amount of all outstanding letters of credit issued under the Bank Credit Documents. For the avoidance of doubt, the undrawn face amount of the Outstanding IRB Letters of Credit are not included in the Outstanding Bank LC Exposure.

                  Outstanding IRB LC Exposure. The aggregate undrawn face amount of the outstanding IRB Letters of Credit.

                  Owner Participants.  As defined in the Indenture.
                  ------------------

                  Owner Trustee.  As defined in the Preamble hereto.
                  -------------

                  Paid Percentage.  Seess.4.1(c)(ii).
                  ---------------

               Payment Default. Seess.1.1 (in the definition of Actionable Default).

                  Permitted Liens.  Liens the existence of which does not breach
Section 8.19(a) of each of the Note Purchase Agreements (as in effect on the date hereof) and the existence of which does not breach Section 9.2(a) of the Credit Agreement.

                  Person. Any individual, corporation, partnership, limited liability company, trust, unincorporated association, business or other legal entity, and any government or any governmental agency or political subdivision thereof.

                PNC Letter of Credit.  As defined in the Preamble hereto.
                  --------------------

                PNC Reimbursement Agreement.  As defined in the Preamble hereto.
                  ---------------------------

                  PNC Reimbursement Agreement Debt. The "Company Obligations" as defined in the PNC Reimbursement Agreement. Notwithstanding the foregoing, PNC Reimbursement Agreement Debt shall not include (a) the principal amount of any reimbursement obligations in respect of drawings under the PNC Letter of Credit in excess of $26,299,179 in the aggregate, or (b) any Outstanding IRB LC Exposure; provided, that (i) drawings of amounts which will be automatically reinstated unless a notice is timely given by the LC Issuer that such amount will not be reinstated will not be deemed to be drawings for the purposes of this sentence unless such notice of non-reinstatement is in fact given, and (ii) drawings to fund any tender purchase price of the related industrial revenue bonds will not be deemed to be drawings for the purposes of this sentence so long as the related LC Issuer has reinstated the amount of such paid drawing.

Post-Default Cash Sweep Payment. Any payment to any Bank pursuant to the provisions of Section 2.8(b)(iii) of the Credit Agreement (as in effect on the date hereof) or any similar successor provision which, in any such case, shall have been made after the Collateral Agent receives notice from any Bank, Note Holder, May, 2000 Lender, or LC Issuer of the occurrence of an Event of Default and prior to the receipt by the Collateral Agent from such Bank, Note Holder, May, 2000 Lender, or LC Issuer, or from the Requisite Parties, of notice that payments referred to in this definition made after such Event of Default shall nevertheless not constitute Post-Default Cash Sweep Payments (subject to the implementation of the same provisions after notice to the Collateral Agent of any subsequent Event of Default).

                  Pre-Reduction Percentage.  Seess.4.1(c)(i).
                  ------------------------

Principal Obligations. Loan and Reimbursement Principal Obligations, Note Principal Obligations, May, 2000 Principal Obligations, Bank of America
Reimbursement Agreement Debt in an amount not to exceed $15,172,603, and PNC Reimbursement Agreement Debt in an amount not to exceed $26,299,179.

                  Priority Debt. The aggregate amount of Loan and Reimbursement Principal Obligations and Outstanding Bank LC Exposure under any Bank Credit Document at any time in an amount equal to the lesser of (a) the amount thereof at such time in excess of the Priority Threshold Amount, and (b) $65,000,000.

                  Priority Threshold Amount. $235,000,000, as reduced from time to time by the same amount as the "Priority Threshold Amount" (as such term is defined in the Credit Agreement) is reduced pursuant to Section 2.12(d) thereof as in effect on the date hereof.

                  Qualifying Assets.  Seess.4.9(b) hereof.

                  Reimbursement Agreements.  As defined in the Preamble hereto.

               Reimbursement Agreement Debt. Collectively, the Bank of America Reimbursement Agreement Debt and the PNC Reimbursement Agreement Debt.

                  Replacement Credit Agreement.  Seess.4.10(a).
                  ----------------------------

                  Requisite Parties. As of any date, (i) the holders of at least 66 2/3% in aggregate principal amount of the sum of the Reimbursement Agreement Debt, the Note Debt, the Bank Debt and the May, 2000 Debt outstanding on such date, or (ii) after the Secured Obligations referred to in clause (i) above have been paid in full, the Indenture Trustee so long as the Lien of the Indenture remains outstanding, and thereafter the Owner Trustee.

               Responsible Officer. With respect to the Collateral Agent means an officer in its Corporate Trust Department.

                  Restricted Subsidiary.  As defined in the Credit Agreement.
                  ---------------------

                  SBQ. The "special bar quality" division of the Company and its Subsidiaries which includes (a) all assets of the Company and its Subsidiaries located in, or related to its operations in, Memphis, Tennessee; and (b) the assets of American Steel and Wire Corporation (and the Company's equity interests in American Steel and Wire Corporation), but specifically excluding
(i) the "missile wire" facility, located in Cleveland, Ohio, (ii) the Company's equity interest in American Iron Reduction, LLC, and (iii) the interests of the Owner Trustee and/or the Indenture Trustee in the Lease Assets.

                  Section 4.1(e) Cash Collateral Account.  Seess.4.1(e) hereof.
                  --------------------------------------

                  Section 4.1(h) Cash Reserves Account.  Seess.4.1(h) hereof.
                  ------------------------------------

                  Section 4.1(e) Distribution Amount. Seess.4.1(e) hereof.
                  ----------------------------------

                  Secured Obligations. Collectively, (a) the Bank Debt, unless and until the Agent Bank has given notice in writing to the Collateral Agent that either (i) the Bank Debt has been paid in full and all commitments under the Bank Credit Documents have terminated, been canceled or permanently reduced to zero or (ii) the Bank Debt otherwise no longer constitutes Secured Obligations hereunder, (b) the Note Debt, unless and until all of the Note Holders have given notice in writing to the Collateral Agent that the Note Debt has been paid in full or no longer constitutes Secured Obligations hereunder,
(c) the May, 2000 Debt and May, 2000 Guaranties, unless and until the May, 2000 Agent has given notice in writing to the Collateral Agent that either (i) the May, 2000 Debt has been paid in full and all commitments under the May, 2000 Credit Documents have terminated, been canceled or permanently reduced to zero or (ii) the May, 2000 Debt and the May, 2000 Guaranties otherwise no longer constitute Secured Obligations hereunder, (d) the Lease Claims, unless and until the Indenture Trustee and Owner Trustee have given notice in writing to the Collateral Agent that the Lease Claims have been paid in full or no longer constitute Secured Obligations hereunder, (e) the Bank of America Reimbursement Agreement Debt unless and until the holder thereof has given notice in writing to the Collateral Agent that the Bank of America Letter of Credit has been terminated and any and all Bank of America Reimbursement Agreement Debt has been paid in full or no longer constitutes Secured Obligations hereunder, (f) the PNC Reimbursement Agreement Debt unless and until the holder thereof has given notice in writing to the Collateral Agent that the PNC Letter of Credit has been terminated and any and all PNC Reimbursement Agreement Debt has been paid in full or no longer constitutes Secured Obligations hereunder, (g) involuntary overdrafts arising in the ordinary course of banking business of cash management, payroll and similar deposit accounts maintained by the Company with any of the Banks, which overdrafts exist at the time that an Event of Default occurs, and (h) all indebtedness, obligations and liability of the Company or any Guarantor to the Collateral Agent under any Security Document.

     Secured Parties. The Agent Bank, the Banks, the Note Holders, the May, 2000 Lenders, the May, 2000 Agent, the Owner Trustee, the Indenture Trustee, the LC Issuers and the Collateral Agent.

                  Securing Guarantors. The Guarantors who have granted to the Collateral Agent for the benefit of the Secured Parties a Lien on any of their properties and assets to secure payment or performance of any of the Secured Obligations.

                  Security Documents. Any and all instruments or agreements pursuant to which a Lien is created or arises, or a Guaranty or May, 2000 Guaranty is delivered, in favor of the Collateral Agent or any other Secured Party to secure or guarantee any of the Secured Obligations (but excluding in any event the Lease Documents).

                  Special Cash Collateral Account.  Seess.4.1(c).
                  -------------------------------

                  Special Clause (i) Account.  Seess.4.1(i).
                  --------------------------

                  Special Equity Issuances. One or more Equity Issuances by the Company between the May, 2000 Closing Date and December 15, 2001 from which the gross proceeds (in the aggregate for all such Equity Issuances) do not exceed $100,000,000.

                  Special Requisite Parties. As of any date, either (a) the holders of at least 25% in aggregate principal amount of the Reimbursement Agreement Debt, the Note Debt, the Bank Debt, and the May, 2000 Debt outstanding on such date if a Payment Default shall have occurred and be continuing with respect to such Reimbursement Agreement Debt, Note Debt, Bank Debt, or May, 2000 Debt, as the case may be, on such date and at least thirty (30) days prior to such date the Agent Bank, the LC Issuers, the May, 2000 Agent, each of the Note Holders and the Indenture Trustee (or, if the Lien of the Indenture shall no longer remain outstanding, the Owner Trustee) shall have received written notice of such Payment Default, or (b) the Requisite Parties.

          Stipulated Loss Value. As defined in the Equipment Lease (as in effect on the date hereof).

                  Stock Pledge Agreement. One or more instruments or agreements executed in favor of and delivered to the Collateral Agent in connection with this Agreement which purports to pledge and grant a security interest to the Collateral Agent in shares of capital stock or other debt or equity interest of any Subsidiary or other Person.

     Subsidiary. As defined in the Note Purchase Agreements (as in effect on the date hereof).

                  Terminated IRB LC.  Seess.4.1(d) hereof.

                  Total Undrawn Letter of Credit Exposure. At the time of reference thereto, the Outstanding Bank LC Exposure at such time and the Outstanding IRB LC Exposure at such time.

     Transfer. Any sale (including any sale and subsequent lease as lessee), lease as lessor, transfer or other disposition of any asset.

         ss.1.2. Terms Generally. The definitions in ss.1.1 shall apply (except as otherwise specified) equally to both the singular and plural forms of the terms defined. Whenever the context may require, any pronoun shall include the corresponding masculine, feminine and neuter forms. The words "include", "includes" and "including" shall be deemed to be followed by the phrase "without limitation". All references herein to Sections shall be deemed references to Sections of this Agreement unless the context shall otherwise require. All references herein to the Note Holders, the Banks, the L/C Issuers, and the Lenders shall be deemed to refer to such Persons in their capacities as such but not in their capacities as May, 2000 Lenders, and all references herein to the May, 2000 Lenders shall be deemed to refer to such Persons in their capacities as May, 2000 Lenders but not in their capacities as Note Holders, the Banks, the L/C Issuers, and Lenders. All references to any agreement as it is in effect on the date hereof shall mean after giving effect to any amendment thereto contained in any of the documents listed on Schedule B hereto.

ss.2   RECOURSE OF SECURED PARTIES; OTHER COLLATERAL; ACTION BY SECURED PARTIES.
       ------------------------------------------------------------------------

       ss.2.1.  Recourse of Secured Parties; Other Collateral.
                ---------------------------------------------

                  (a) Each of the Secured Parties  acknowledges  and agrees that
(i) it shall only have recourse to the Guaranties, the May, 2000 Guaranties, and the Collateral through the Collateral Agent and that it shall have no independent recourse to the Guaranties, the May, 2000 Guaranties, or the Collateral and (ii) the Collateral Agent shall have no obligation to, and shall not (except pursuant to ss.3.2(c) or as otherwise specifically provided herein), take any action hereunder or under any Security Document to which it is a party, except upon instructions from the Requisite Parties in accordance with ss.2.2 hereof.

                  (b) Nothing contained herein shall restrict (i) the rights of any Secured Party to pursue remedies, by proceedings in law and equity, to collect any of the Secured Obligations or to enforce the performance of and provisions of any of the Secured Obligations, to the extent in either case that such remedies do not relate to the Collateral or interfere with the Collateral Agent's ability to take action hereunder or under the Security Documents or (ii) the rights of any Secured Party to initiate an action or actions in any bankruptcy, reorganization, compromise, arrangement, insolvency, readjustment of debt, dissolution or liquidation or similar proceeding in its individual capacity and to appear or be heard on any matter before the bankruptcy or other applicable court in any such proceeding, including, without limitation, with respect to any question concerning the post-petition usage of Collateral and post-petition financing arrangements.

                  (c) None of the Agent Bank, the Collateral Agent or any other Secured Party shall contest the validity, perfection, priority or enforceability of or seek to avoid any Lien securing any Secured Obligation, and each party hereby agrees to cooperate in the defense of any action contesting the validity, perfection, priority or enforceability of such Liens. Except as expressly provided in this Agreement with respect to distributions of Collateral or proceeds by the Collateral Agent to the Secured Parties, no Secured Party shall have the right to obtain any of the Collateral for its sole account or the benefit for its sole account of any Lien securing any of the Secured
Obligations. No Secured Party may seek, and each Secured Party hereby waives, any right to require any of the Collateral to be partitioned.

                  (d) Notwithstanding the foregoing, nothing in this Agreement, any Security Document or any related agreement shall impair or otherwise adversely affect in any respect any rights or entitlements of the Owner Trustee or the Indenture Trustee under any of the Lease Documents or, in the event of any Bankruptcy Event, under Section 365 of the United States Bankruptcy Code with respect to any of the Lease Documents.

       ss.2.2.  Action by Secured Parties.
                -------------------------

                  (a) Any request, demand, authorization, direction, notice, consent, waiver or other action permitted or required by this Agreement to be given or taken by the Requisite Parties or Special Requisite Parties shall be embodied in and evidenced by one or more instruments and signed by or on behalf of such Requisite Parties or Special Requisite Parties, as applicable, and, except as otherwise expressly provided in any such instrument to be effective at a later date, any such action shall become effective when such instrument or instruments shall have been received by the Collateral Agent. The instrument or instruments evidencing any action (and the action embodied therein and evidenced thereby) are sometimes referred to herein as an "Action" of the Persons signing such instrument or instruments.

                  (b) The Collateral Agent shall be entitled to rely absolutely upon an Action of the Requisite Parties or Special Requisite Parties if such Action purports to be taken by or on behalf of such Requisite Parties or Special Requisite Parties, and nothing in this ss.2.2 or elsewhere in this Agreement shall be construed to require the Collateral Agent to demonstrate that such Requisite Parties or Special Requisite Parties have been authorized by the Banks, Note Holders, May, 2000 Lenders, LC Issuers, the Indenture Trustee and/or the Owner Trustee, as applicable, to take any action which they purport to be taking, the Collateral Agent being entitled to rely conclusively, and being fully protected in so relying, on any Action of any Banks, any Note Holders, May, 2000 Lenders, LC Issuers, the Indenture Trustee and/or the Owner Trustee, as the case may be.

ss.3.      DUTIES OF COLLATERAL AGENT.
           --------------------------

         ss.3.1. Notices to the Secured Parties. The Collateral Agent shall, as soon as practicable but in any event, if applicable, within five (5) business days following receipt thereof, furnish to each of the Agent Bank, the May, 2000 Agent, each of the Note Holders, each of the LC Issuers, and the Owner Trustee and the Indenture Trustee:

     (a) a copy of each Notice of Actionable Default, Demand Notice or Enforcement Notice received by the Collateral Agent;

     (b) a copy of each certificate received by the Collateral Agent rescinding or withdrawing a Notice of Actionable Default, Demand Notice or Enforcement Notice;

     (c) written notice of any release or subordination by the Collateral Agent of any Collateral;

     (d) a copy of any notice or other communication given or received by the Collateral Agent under any Security Document; and

     (e) such other notices required by the terms of this Agreement to be furnished by or to the Collateral Agent.

         Any Notice of Actionable Default, Demand Notice or Enforcement Notice shall be deemed to have been given when actually received by a Responsible Officer of the Collateral Agent and, subject to ss.4.5(c), to have been rescinded or withdrawn when a Responsible Officer of the Collateral Agent has actually received from the notifying party a notice rescinding or withdrawing such Notice of Actionable Default, Demand Notice or Enforcement Notice. Any Notice of Actionable Default, Demand Notice or Enforcement Notice shall be deemed to be outstanding at all times after such notice has been given until such time, if any, as such notice has been rescinded or withdrawn.


       ss.3.2.  Actions Under Security Documents.
                --------------------------------

                  (a) The Collateral Agent shall not be obligated to take any action under this Agreement or any of the Security Documents except for the performance of such duties as are specifically set forth herein or therein. The Collateral Agent shall take any action under or with respect to the Security Documents or the Collateral which is requested by the Requisite Parties or Special Requisite Parties pursuant to ss.4.5; provided that the Collateral Agent shall not amend or waive any provision of the Security Documents except in accordance with ss.7.

                  (b) The Collateral Agent shall exercise or refrain from exercising all such rights, powers and remedies as shall be available to it under the Security Documents to which it is a party or any of them or with respect to the Collateral solely in accordance with an Enforcement Notice received from the Requisite Parties or Special Requisite Parties in accordance with ss.4.5. The Collateral Agent shall have the right to decline to follow any such direction if (i) the Collateral Agent, being advised by counsel and acting in good faith, determines that the directed action is not permitted by the terms of this Agreement or the Security Documents or is unlawful or (ii) the Collateral Agent, being advised by counsel and acting in good faith, is in reasonable doubt as to whether such directed action is permitted by this Agreement or the Security Documents or would involve it in personal liability and, in the case of this clause (ii), is not provided, upon its request therefor, written confirmation from the Requisite Parties or the Special Requisite Parties, as the case may be, providing the Enforcement Notice that the Collateral Agent's indemnity by the other Secured Parties contained in this Agreement would apply without exception for such directed action. All directions from the Requisite Parties and Special Requisite Parties shall be as contemplated and permitted by this Agreement and the applicable Security Document and will not be illegal. The Collateral Agent may rely on any such direction given to it by the Requisite Parties and Special Requisite Parties and shall be fully protected, and shall under no circumstances (absent the gross negligence and willful misconduct of the Collateral Agent) be liable to the Company, any Guarantor, any holder of any Secured Obligations, or any other Person for taking or refraining from taking action in accordance with such direction and the otherwise applicable terms of this Agreement.

                  (c) In the absence of an Enforcement Notice (which may relate to the exercise of specific remedies or to the exercise of remedies in general) from the Requisite Parties or Special Requisite Parties, the Collateral Agent shall not, without the written consent or direction of the Requisite Parties or Special Requisite Parties, exercise remedies available to it under any Security Documents or with respect to the Collateral or any part thereof.

       ss.3.3.  Status of Moneys Received.
                -------------------------

         All moneys received by the Collateral Agent pursuant to this Agreement shall be held in trust for the purposes for which they were paid, and shall be segregated from any other moneys held by the Collateral Agent, and may be deposited by the Collateral Agent under such general conditions as may be prescribed by law in the general banking department of the Collateral Agent, and the Collateral Agent shall not be liable for any interest thereon except for interest and other income obtained in accordance with this paragraph. The Collateral Agent shall invest any funds held by it pursuant to this Agreement as directed in writing by the Requisite Parties in any of the following: (i) obligations issued or guaranteed by The United States of America or any agency or instrumentality thereof; (ii) certificates of deposit of or interest bearing accounts with national banks or corporations endowed with trust powers having capital and surplus in excess of $100,000,000; (iii) commercial paper that at the time of investment is rated A-1 by Standard & Poor's Ratings Group, a division of McGraw-Hill, Inc., or Prime-1 by Moody's Investor's Service, Inc.;
(iv) repurchase agreements with any bank or corporation described in clause (ii) fully secured by obligations described in clause (i); and (v) shares of a money market fund investing only in short term U.S. Treasury obligations or obligations backed by short-term U.S. Treasury obligations. The Collateral Agent shall add any interest or other income from such investments to the amounts to be distributed in accordance with ss.4.1(b) hereof.

         All interest earned on such investments shall be considered the currently reportable income of the Company for federal income tax purposes. The Collateral Agent annually shall file information returns with the United States Internal Revenue Service and payee statements with the Company, documenting such interest payments. The Company shall provide the Collateral Agent all forms and information necessary to complete such information returns and payee statements.

         Should the Collateral Agent become liable for the payment of taxes including withholding taxes, relating to income derived from any funds held by its pursuant to this Agreement or any payment made hereunder, the Collateral Agent may pay such taxes from such funds.

ss.4.      CERTAIN INTERCREDITOR ARRANGEMENTS.
           ----------------------------------

       ss.4.1.  General Rule:  Pari Passu Rights Against Collateral.
                ---------------------------------------------------

                  (a) General Rule. All amounts owing with respect to the Secured Obligations shall be secured (to the extent set forth in the Security Documents) by the Guaranties, the May, 2000 Guaranties, and the Collateral without distinction as to whether some Secured Obligations are then due and payable and other Secured Obligations are not then due and payable, all in accordance with the priorities established in this ss.4.

                  (b) Application of Collateral Proceeds Generally. If (i) the Collateral Agent receives any cash amounts as payments under any Security Documents or as proceeds of or otherwise constituting the Collateral (which amounts, under the terms of any of the Security Documents, are to be applied to any of the Secured Obligations), including (but subject to ss.4.1(d) below) any amounts received pursuant to ss.4.6 and ss.4.7, any proceeds received by the Collateral Agent in connection with any Disposition of the assets of SBQ or any of the other Collateral and, if applicable, any sum received by the Collateral Agent pursuant to ss.507(b) of the Bankruptcy Code in any bankruptcy case in which the Company or a Guarantor is a debtor, or (ii) the Company or any Guarantor receives any Net Proceeds from a Disposition or Casualty Event with respect to the Collateral or if the Company or any Guarantor (excluding BSE) receives any Net Proceeds from an Equity Issuance (other than a Special Equity Issuance, so long as the proceeds from such Special Equity Issuance are not applied directly or indirectly to any of the Secured Obligations)), all such cash amounts shall be applied as follows (subject to ss.4.2 hereof):

     A. If such cash amounts were received by the Collateral Agent (x) as proceeds of or otherwise constituting the May, 2000 Priority Collateral or in connection with a Disposition or Casualty Event with respect to May, 2000 Priority Collateral, or (y) pursuant to ss.507(b) of the Bankruptcy Code in any bankruptcy case in which BSE is the debtor and the amount paid under ss.507(b) relates to the May, 2000 Priority Collateral:

          (i) first, to the payment of any unpaid fees or other amounts owing to the Collateral Agent pursuant toss.5.5,ss.5.6 orss.5.7;

          (ii) second, equally and ratably to reimburse the May, 2000 Lenders for any amounts paid by them in their capacities as May, 2000 Lenders pursuant toss.5.6;

          (iii) third, if any amounts have been applied pursuant to clauses (i) and (ii) of subparagraph B of this ss.4.1(b) (other than with respect to amounts which were expended by the Collateral Agent solely in relation to Non-May, 2000 Collateral or in connection with the disposition of Non-May, 2000 Collateral), the May, 2000 Pro Rata Amount thereof shall be applied equally and ratably to reimburse the holders of Bank Debt, Note Debt, Reimbursement Agreement Debt, and the Lease Payment Claims, according to the aggregate outstanding amounts thereof (other than the Lease Payment Claims) on the dates that the respective amounts were paid pursuant to clauses (i) and (ii) of subparagraph B of this ss.4.1(b) and, in the case of Lease Payment Claims, the Net Lease Sharing Amount as of such dates; for the purposes of this clause (iii), the May, 2000 Pro Rata Amount shall be calculated as of the dates that the respective amounts were paid pursuant to clauses (i) and (ii) of subparagraph B of this ss.4.1(b);

               (iv) fourth, equally and ratably to all outstanding May, 2000 Debt, until the May, 2000 Debt has been paid in full;

               (v) fifth, to the extent that the Secured Obligations other than the May, 2000 Debt are secured by the Collateral that generated such proceeds, equally and ratably to all outstanding accrued and unpaid interest on and principal of Priority Debt;

               (vi) sixth, to the extent that the Secured Obligations other than the May, 2000 Debt are secured by the Collateral that generated such proceeds, equally and ratably to all outstanding accrued and unpaid interest and Make-Whole Amounts and outstanding Loan and Reimbursement Principal Obligations, Reimbursement Agreement Debt, Outstanding Bank LC Exposure, Outstanding IRB LC Exposure, and Note Principal Obligations, constituting Bank Debt, Note Debt, or Reimbursement
          Agreement Debt, and the Lease Payment Claims, according to the aggregate amounts thereof (other than the Lease Payment Claims) on the date of such distribution and, in the case of Lease Payment Claims, the Net Lease Sharing Amount as of the date of such distribution;

               (vii) seventh, to the extent that the Secured Obligations other than the May, 2000 Debt are secured by the Collateral that generated such proceeds, equally and ratably, to all other Secured Obligations not covered by clauses (i) through (vi) of this ss.4.1(b)(A); and

               (viii) eighth, after payment of all Secured Obligations that are secured by the Collateral that generated such proceeds, to BSE or to whomever else the Collateral Agent may be required to pay by applicable law.

         It is understood that (x) certain of the Collateral granted to the Collateral Agent by BSE (i.e. the equipment, real property and other fixed assets of BSE located in Cartersville, including the proceeds therefrom) secures the May, 2000 Debt but does not secure any of the other Secured Obligations, and
(y) nothing herein is intended to provide for any proceeds of Collateral for the May, 2000 Debt that does not also secure the other Secured Obligations to be applied to such other Secured Obligations.

     B. If such cash amounts were received by the Collateral Agent (w) as proceeds of or otherwise constituting Collateral other than the May, 2000 Priority Collateral or in connection with a Disposition or Casualty Event with respect to Collateral other than the May, 2000 Priority Collateral, (x) as proceeds received by the Collateral Agent in connection with any Disposition of the assets of SBQ, (y) pursuant to ss.507(b) of the Bankruptcy Code in any bankruptcy case in which the Company or a Guarantor is a debtor (except when BSE is the debtor in the bankruptcy case and the amounts paid relate to the May, 2000 Priority Collateral), or (z) as Net Proceeds from an Equity Issuance by the Company or any Guarantor, excluding BSE (other than Net Proceeds from a Special Equity Issuance, so long as the proceeds from such Special Equity Issuance are not applied directly or indirectly to any of the Secured Obligations), all such cash amounts shall be applied as follows (subject to ss.4.2 hereof):

          (i) first, to the payment of any unpaid fees or other amounts owing to the Collateral Agent pursuant toss.5.5,ss.5.6 orss.5.7;

          (ii) second, equally and ratably to reimburse the Secured Parties for any amounts paid by the Secured Parties pursuant to ss.5.6 (other than amounts paid by them in their capacities as May, 2000 Lenders);

          (iii) third, if any amounts have been applied pursuant to clauses (i) and (ii) of subparagraph A of this ss.4.1(b) (other than with respect to amounts which were expended by the Collateral Agent solely in relation to the May, 2000 Priority Collateral or in connection with the disposition of May, 2000 Priority Collateral), the Non-May, 2000 Pro Rata Amount thereof shall be applied equally and ratably to reimburse the holders of May, 2000 Debt, according to the amount thereof on the dates that the respective amounts were paid pursuant to clauses (i) and (ii) of subparagraph A of this ss.4.1(b); for the purposes of this clause (iii), the Non-May, 2000 Pro Rata Amount shall be calculated as of the dates that the respective amounts were paid pursuant to clauses (i) and (ii) of subparagraph A of this ss.4.1(b);

          (iv) fourth, equally and ratably to all outstanding accrued and unpaid interest on and principal of Priority Debt, provided that, except as provided in ss.4.1(g) hereof, none of the proceeds from any sale of the assets of SBQ or any Equity Issuance shall be applied pursuant to this clause (iv);

          (v) fifth, equally and ratably to all outstanding accrued and unpaid interest and Make-Whole Amounts and outstanding Loan and Reimbursement Principal Obligations, May, 2000 Principal Obligations, Reimbursement Agreement Debt, Outstanding Bank LC Exposure, Outstanding IRB LC Exposure, and Note Principal Obligations, constituting Bank Debt, Note Debt, May, 2000 Debt, or Reimbursement Agreement Debt, and the Lease Payment Claims, according to the aggregate amounts thereof (other than the Lease Payment Claims) on the date of such distribution and, in the case of Lease Payment Claims, the Net Lease Sharing Amount as of the date of such distribution;

          (vi) sixth, equally and ratably, to all other Secured Obligations not covered by clauses (i) through (v) of thisss.4.1(b)(B); and

          (vii) seventh, after payment of all Secured Obligations, to the Company or to whomever else the Collateral Agent may be required to pay by applicable law.

                  (c) Special Letter of Credit Provision. Except to the extent provided otherwise in ss.4.1(d) hereof, any payment pursuant to clause (vi) of ss.4.1(b)(A) or clause (v) of ss.4.1(b)(B) with respect to Outstanding Bank LC Exposure or Outstanding IRB LC Exposure (an "Applicable Deposit") shall be paid to (or retained by) the Collateral Agent for deposit in an account (the "Special Cash Collateral Account") to be held as Collateral for the Secured Obligations and to be applied as provided in this ss.4.1(c).

                           (i) Distributions of Cash Collateral. On each date after the creation of the Special Cash Collateral Account on which a reduction in Total Undrawn Letter of Credit Exposure occurs by reason of either a drawing under any letter of credit (including any IRB Letter of Credit) or any other reduction, expiration or cancellation of any such letter of credit, the Collateral Agent shall distribute from the Special Cash Collateral Account an amount (a "Distribution Amount") equal to the product of (1) the Paid Percentage immediately prior to such reduction in Total Undrawn Letter of Credit Exposure (the "Pre-Reduction Percentage") and (2) the amount of such reduction, provided, that any reduction of Outstanding IRB LC Exposure which will be automatically reinstated unless a notice is timely given by the applicable LC Issuer that such reduction will not be reinstated, shall not be deemed to be a reduction of Total Undrawn Letter of Credit Exposure unless such notice of non-reinstatement is in fact given. The Distribution Amount shall be distributed as follows: (A) first, to pay any outstanding principal amount of whichever of the Loan and Reimbursement Principal Obligations, Bank of America Reimbursement Agreement Debt, and PNC Reimbursement Agreement Debt, if any, shall have been increased by such reduction pro rata in proportion to the respective amounts thereof owed to each Bank and LC Issuer, to the extent, if any, necessary so that the Paid Percentage of each of the Loan and Reimbursement Principal Obligations, Bank of America Reimbursement Agreement Debt and PNC Reimbursement Agreement Debt (not including Outstanding IRB LC Exposure) immediately after giving effect both to any increase in the amount thereof which may have occurred as a result of such reduction in the Total Undrawn Letter of Credit Exposure and to such payment being made from the Special Cash Collateral Account under this clause (A), is equal to the Pre-Reduction Percentage; and
         (B) next, to the extent of any balance of the Distribution Amount, as provided in clauses (iv), (v), (vi), and (vii) of ss.4.1(b)(B). Subject to the provisions of ss.4.1(d) hereof, at such times as the Outstanding Bank LC Exposure and Outstanding IRB LC Exposure are reduced to zero, any amount remaining in the Special Cash Collateral Account, after the payment of all prior Distribution Amounts, shall be distributed as provided in clauses (iv), (v), (vi), and (vii) of ss.4.1(b)(B).

                           (ii) Definition of Paid Percentage. The "Paid Percentage" means, at the relevant time of reference thereto with respect to any Distribution Amount, the fraction (expressed as a percentage) the numerator of which is (x) the sum of all payments with respect to Principal Obligations made pursuant to ss.4.1 (other than pursuant to ss.4.1(b)(A)(iv) and (v) and ss.4.1(b)(B)(iv)) prior to or at such time and the denominator of which is (y) the aggregate amount of Principal Obligations outstanding, immediately before the Applicable Deposit from which such Distribution Amount was funded. In the event that, at the relevant time of reference thereto, no payments with respect to Principal Obligations (other than the May, 2000 Principal Obligations) shall have been made pursuant to ss.4.1 (other than pursuant to ss.4.1(b)(A)(iv) and (v) and ss.4.1(b)(B)(iv)), the Paid Percentage shall be zero.

                  (d) Special Provisions Regarding Proceeds from Sale of SBQ. Notwithstanding the provisions of ss.4.1(b), under the circumstances set forth in this ss.4.1(d), the distribution to the May, 2000 Lenders, the Note Holders, the Banks, and the LC Issuers of the proceeds from any sale of the assets of SBQ shall be made in accordance with the provisions of this ss.4.1(d), it being understood that nothing in this ss.4.1(d) shall alter the amount of such proceeds otherwise required to be distributed under ss.4.1(b) in respect of the Lease Payment Claims. If (i) there is a sale of all or a substantial portion of the assets of SBQ, and (ii) prior to, contemporaneous with, or as a condition of such sale, the IRB Letters of Credit (or either of them) expire undrawn, are terminated, are cancelled (any of the foregoing being a "Terminated IRB LC"), or the LC Issuers receive any letter of credit, indemnity or other comfort (collectively "Indemnity") that the IRB Letters of Credit (or any portion of them or either of them) will not be drawn or that, if drawn, the LC Issuers will be reimbursed or indemnified for all or a portion of the amount drawn by a Person or Persons other than the Company and the Guarantors (or from assets other than those of the Company and the Guarantors), regardless of whether such Indemnity is absolute or is contingent or conditional (the issuer of a Terminated IRB LC or recipient of an Indemnity being an "Applicable LC Issuer"), then

          (w) for purposes of determining the amount payable to the May, 2000 Lenders and the Note Holders, the net proceeds from any sale of the assets of SBQ shall be deemed to have been greater than the actual net proceeds from any sale of the assets of SBQ by an amount equal to the sum, if any, of (A) with respect to Terminated IRB LCs, the aggregate undrawn face amount of the IRB Letters of Credit immediately prior to the expiration, termination or cancellation thereof, and (B) with respect to IRB Letters of Credit as to which Indemnity was obtained, the amount of such Indemnity (collectively, the sum of (A) and (B) being the "Applicable Amount"),

                  (x) the May, 2000 Lenders and the Note Holders will receive the same amount from the net proceeds from the sale of the assets of SBQ as the May, 2000 Lenders and the Note Holders would have received pursuant to ss.4.1(b) had such net proceeds been increased by such Applicable Amount,

                  (y) after the May, 2000 Lenders and the Note Holders have received the amount payable to them pursuant to ss.4.1(b) (after giving effect to this ss.4.1(d)), the amounts payable pursuant to ss.4.1(b) to the Banks that are not (and whose direct and indirect assignors were not) the Applicable LC Issuers (the "Other Banks") shall be the amount that the Other Banks would have received if the net proceeds from the sale of the assets of SBQ had been increased by the Applicable Amount, and

                  (z) after the May, 2000 Lenders, the Note Holders and the Other Banks have received the amounts payable to them pursuant to ss.4.1(b) (after giving effect to this ss.4.1(d)), the Banks that are (or whose direct or indirect assignors were) the Applicable LC Issuers shall receive on account of the Bank Debt the remaining net proceeds, if any, allocable to the Banks that are the LC Issuers from the sale of the assets of SBQ, provided that,

                  (1) if the net proceeds from the sale of the assets of SBQ are not sufficient for the Note Holders to receive the amount that they are entitled to receive pursuant to ss.4.1(b) (after giving effect to this ss.4.1(d)), then (A) the Note Holders shall receive all of the remaining proceeds from the sale of the assets of SBQ covered by this ss.4.1(d), (B) the Applicable LC Issuers shall make such arrangements with the Banks that are not the Applicable LC Issuers (which arrangements shall be without cost to or effect on the Secured Parties other than the Banks and the Applicable LC Issuers) so as to cause the Banks that are not the Applicable LC Issuers to have received (at or about the same time that the Note Holders are paid pursuant to clause (A) of this paragraph) the same percentage of the amount that would have been payable to the Banks that are not the Applicable LC Issuers pursuant to clause (y) (if there had been sufficient proceeds to pay such amounts), as the percentage that the amount that the Note Holders receive pursuant to clause (A) of this paragraph constitutes with respect to the amount that the Note Holders would have received pursuant to clause
     (x) had there been sufficient proceeds to pay such amounts, and (C) all amounts that thereafter become payable pursuant to ss.4.1(b) with respect to the Bank Debt to the Banks that are (or whose direct or indirect assignors were) the Applicable LC Issuers shall be paid instead equally and ratably to the Note Holders and the Banks that are not the Applicable LC Issuers (and allocated among each of them equally and ratably) until the Note Holders and Banks that are not Applicable LC Issuers have received, in addition to all other amounts payable to them hereunder, the amounts that would have been paid to them pursuant to this ss.4.1(d) but for the Net Proceeds from the sale of the assets of SBQ being insufficient to pay such amounts to them, provided that, notwithstanding the foregoing, the provisions of this ss.4.1(d) shall not be applied to pay to the Note Holders or Banks that are not Applicable LC Issuers amounts that are payable to the Applicable LC Issuers pursuant to clause (v) of ss.4.1(b)(A) or clause (iv) of ss.4.1(b)(B) after the following events have occurred:
     (1) the holders of 51% of the Bank Debt give notice to the Collateral Agent that an Actionable Default has occurred, and (2) the Banks declare all of the Bank Debt to be due and payable on account of such Actionable Default.


                  (e) Special Equipment Lease Provisions. Any payment pursuant to ss.4.1(b)(A) or ss.4.1(b)(B) which is to be applied to Lease Payment Claims prior to the termination of the Equipment Lease shall be paid to (or retained by) the Collateral Agent for deposit in an account (the "Section 4.1(e) Cash Collateral Account") to be held as Collateral for the sole and exclusive benefit of the Lease Payment Claims (subject to and to the extent set forth in this ss.4.1(e)) and to be applied as provided in this ss.4.1(e). Any payment pursuant to ss.4.1(b)(A) or ss.4.1(b)(B) which is to be applied to Lease Payment Claims on or after termination of the Equipment Lease shall be paid by the Collateral Agent to the Indenture Trustee (for distribution by the Indenture Trustee in the order of priority set forth in Section 3.03(a) of the Indenture for so long as the Lien of the Indenture remains outstanding, and thereafter to the Owner Trustee).

     (i) Distribution of Section 4.1(e) Cash Collateral After Termination of Equipment Lease. If, on any date on or after creation of the Section 4.1(e) Cash Collateral Account, the Equipment Lease is terminated, the Collateral Agent shall distribute to the Indenture Trustee (for distribution by the Indenture Trustee in the order of priority set forth in Section 3.03(a) of the Indenture, for so long as the Lien of the Indenture remains outstanding, and thereafter to the Owner Trustee), from the Section 4.1(e) Cash Collateral Account an amount (a "Section 4.1(e) Distribution Amount") equal to the lesser of (x) the Lease Sharing Amount as of such date, and (y) the amount in the Section 4.1(e) Cash Collateral Account. Any amount remaining in the Section 4.1(e) Cash Collateral Account after such distribution to the Indenture Trustee or the Owner Trustee, as the case may be, shall be applied in accordance with ss.4.1(b) hereof.

     (ii) Other Distributions of Section 4.1(e) Cash Collateral. If the Equipment Lease expires at the end of its term (and is not terminated prior to such expiration) and all Lease Payment Claims have been paid in full, then the amount in the Section 4.1(e) Cash Collateral Account shall be applied in accordance with ss.4.1(b) hereof.

                  (f) Reallocation of Subsequent Distributions. Notwithstanding the foregoing, if (i) any deposit(s) shall be made into the Section 4.1(e) Cash Collateral Account on any date(s) in respect of the Lease Payment Claims pursuant to this ss.4.1 and (ii) the Equipment Lease shall be terminated on a subsequent date and the Lease Sharing Amount thereupon shall become an amount smaller or larger than 33 1/3% of the Stipulated Loss Value as of such earlier date(s), a "true-up" shall be effected with respect to the next distribution(s) of Collateral proceeds and other amounts pursuant to clause (iii), (vi) or (vii) of ss.4.1(b)(A) or clause (iii), (v) or (vi) of ss.4.1(b)(B) hereof so that the Lease Payment Claims shall receive pursuant to this ss.4.1 a cumulative amount of Collateral proceeds and other amounts pursuant to ss.4.1 hereof equal to what the Indenture Trustee or Owner Trustee, as the case may be, would have received pursuant to this ss.4.1 had the revised Lease Sharing Amount been in effect at the time of such deposit(s).

                  (g) Special Provision Regarding Allocation of SBQ and Equity Issuance Proceeds After the Occurrence of an Event of Default. If the holders of 51% of the Bank Debt give notice to the Collateral Agent before a distribution by the Collateral Agent pursuant to ss.4.1(b)(A) or ss.4.1(b)(B) hereof that an Event of Default has occurred under the Credit Agreement, and if such notice certifies that there is at the time of such distribution any outstanding accrued and unpaid interest on or principal of Priority Debt, and if such distribution includes proceeds from the sale of the assets of SBQ or any Equity Issuance (the "SBQ or Equity Issuance Proceeds"), then the amount of such distribution that is allocable to the SBQ or Equity Issuance Proceeds shall be paid to (or retained by) the Collateral Agent to the extent of the amount of such outstanding accrued and unpaid interest on or principal of Priority Debt, for deposit in an account to be held as Collateral for the Secured Obligations (the "Section 4.1(g) Account"), and to be applied as provided in this ss.4.1(g).

                           (i) Distributions on Account of Priority Debt. If the
                  Banks declare all of the Bank Debt to be due and payable on account of such Event of Default within thirty (30) days after the date that such notice is given to the Collateral Agent pursuant to this ss.4.1(g) that an Event of Default has occurred, and if during such thirty (30) day period after such notice is given such declaration is not rescinded or waived and no loans are made and no credit is extended by the Banks to the Company or the Guarantors (excluding BSE), then the distribution that is to be made by the Collateral Agent on account of the SBQ or Equity Issuance Proceeds shall be applied to the Priority Debt, to the extent of the amount thereof, before being applied pursuant to clause (v) of ss.4.1(b)(B).

                           (ii) Distributions on Account of Other Secured Obligations. Any amounts in the Section 4.1(g) Account that are not distributable to the Banks on account of Priority Debt pursuant to clause (i) of this ss.4.1(g) shall be applied by the Collateral Agent in accordance with clauses (v), (vi), and
                  (vii) of ss.4.1(b)(B) hereof.

                  (h) Special Provision Regarding Cash Reserves Relating for Sold Assets. Any amount of cash reserves referred to in clause (vi) of the definition of Net Proceeds shall be deposited by the Collateral Agent in an account (the "Section 4.1(h) Cash Reserves Account") to be held as Collateral for the Secured Obligations and to be applied as provided in this ss.4.1(h).
                           (i) If, prior to the Collateral Agent receiving notice from any Bank, Note Holder, May, 2000 Lender, LC Issuer or the Requisite Parties that an Actionable Default has occurred, the Company certifies to the Collateral Agent in writing that an amount specified in such certification is payable to the buyer of assets (the sale of which gave rise to the requirement that cash reserves be maintained) to satisfy liabilities owed to such buyer under the purchase agreement relating to such assets, then the Collateral Agent shall pay to the Company the amount specified in such certification (but not more than the amount maintained in the Section 4.1(h) Cash Reserves Account on account of the applicable sale).

                           (ii) If the Collateral Agent receives notice from any
                  Bank, Note Holder, May, 2000 Lender, LC Issuer or the Requisite Parties that an Actionable Default has occurred, then the Collateral Agent shall not pay or distribute any funds from the Section 4.1(h) Cash Reserves Account except in accordance with the written instructions of the Requisite Parties, provided that such instructions may only instruct the Collateral Agent to pay the funds (or a portion thereof) in the Section 4.1(h) Cash Reserves Account to the Company (or the applicable seller) or to the Secured Parties in accordance with this ss.4.1. By way of example, with respect to funds derived from the sale of May, 2000 Priority Collateral, such instructions may only instruct the Collateral Agent to pay such funds to the Secured Parties in accordance with the provisions of ss.4.1(b)(A).

                  (i) Special Provision Regarding Distributions to May, 2000 Lenders. Any payment to the May, 2000 Lenders with regard to the May, 2000 Debt
(A) pursuant to clause (v) of ss.4.1(b)(B) or (B) from the proceeds of the equipment, real property or other fixed assets of BSE located in Jackson or other "Collateral" as defined in the Jackson Security Agreement or "Property" as defined in the Jackson Mortgage, as in effect on the date hereof (a payment referred to clause (A) or (B) or this paragraph (i) being a "Clause (i) Deposit") shall be paid to (or retained by) the Collateral Agent for deposit in an account (the "Special Clause (i) Account") to be held as Collateral for the Secured Obligations and to be applied as provided in this ss.4.1(i). Each of the Clause (i) Deposits shall be remain in the Special Clause (i) Account until the earliest (the "Clause (i) Distribution Date") of (x) the disposition of all of the May, 2000 Priority Collateral, and distribution of the proceeds therefrom in accordance with the terms hereof, (y) the payment in full of the May, 2000 Debt, and (z) with respect to any individual Clause (i) Deposit, the date two (2) years after the date of such Clause (i) Deposit. On the Clause (i) Distribution Date, the Collateral Agent shall distribute the amounts in the Special Clause
(i) Account to the May, 2000 Lenders in payment of the May, 2000 Debt (if any May, 2000 Debt remains outstanding) and, if any amounts remain in the Special Clause (i) Account after the May, 2000 Debt has been paid in full, any remaining amount in the Special Clause (i) Account shall be applied in accordance with clauses (v), (vi), and (vii) of ss.4.1(b)(A) or clauses (iv), (v), and (vi) of ss.4.1(b)(B).

                  (j) On each occasion that the Collateral Agent makes any payment or distribution to a Secured Party pursuant to this ss.4.1, the Collateral Agent shall give notice to the Company setting forth the amount paid or distributed to each Secured Party.

         ss.4.2. Non-Cash Distributions or Proceeds. If the Collateral Agent receives any non-cash distributions or proceeds in respect of the Guaranties, the May, 2000 Guaranties, or the Collateral, then, unless the Requisite Parties instruct the Collateral Agent to the contrary, the Collateral Agent shall hold such non-cash distributions and proceeds as Collateral upon the terms of this Agreement and the Security Documents until converted to cash and thereupon applied or disbursed in accordance with this ss.4; provided, however, that, if any non-cash distribution is received by the Collateral Agent and is to be applied in satisfaction of any Secured Obligation by operation of a plan of reorganization under Chapter 11 of the United States Bankruptcy Code or otherwise as required by applicable law, the Requisite Parties may, instead of awaiting the conversion of such non-cash distribution to cash, direct the Collateral Agent to distribute such non-cash distribution as provided in ss.4.1(b), except in respect of a distribution under ss.4.1(b)(i).

         ss.4.3. Additional Collateral. If any of the Banks, the Agent Bank, May, 2000 Lenders, the LC Issuers or the Note Holders receives any mortgage, pledge, security interest in or other lien or encumbrance on any assets of the Company, any Guarantor or any other of the Company's Subsidiaries, then any such mortgage, pledge, security interest or other lien or encumbrance shall secure the Secured Obligations, and be assigned to the Collateral Agent for the benefit of the Secured Parties. Notwithstanding the foregoing, (a) the Collateral Agent may receive, for the benefit of the May, 2000 Lenders, a security interest in the equipment, real property and other fixed assets of BSE, including the proceeds therefrom, to secure the May, 2000 Debt and a security interest in any or all of the assets of the Company and the Guarantors (other than BSE) to secure the May, 2000 Guaranties, and (b) the LC Issuers may receive a pledge of industrial development bonds that are purchased by the Company or its Subsidiaries with the proceeds of remarketing drawings on the IRB Letters of Credit (it being understood that such industrial development bonds shall not constitute Reimbursement Agreement Debt or Secured Obligations).

       ss.4.4.  Notice of Demand; Acceleration.
                ------------------------------

                  (a) Each of the Banks, the Agent Bank, the LC Issuers, the Note Holders, May, 2000 Lenders, the May, 2000 Agent, the Owner Trustee and the Indenture Trustee hereby agrees to give written notice to the Collateral Agent of any demand for payment in full of the Secured Obligations owing to the demanding party, whether by acceleration of such obligations or otherwise (a "Demand Notice").

                  (b) Neither the Agent Bank, any Bank, any LC Issuer, any Note Holder, any May, 2000 Lender, the May, 2000 Agent, the Owner Trustee nor the Indenture Trustee shall incur liability of any kind should it, upon the occurrence of any Actionable Default, refrain from accelerating the maturity or otherwise demanding payment in full of any Secured Obligations owing to it, or should it refrain from exercising any of its rights and remedies against the Company, any Guarantor or any other obligor in respect of the Secured Obligations.

       ss.4.5.  Enforcement.
                -----------

                  (a) The Collateral Agent shall (subject to the provisions of ss.3.2 and ss.5) take any such actions in the exercise of rights and remedies under the Security Documents as are directed in an Enforcement Notice given by the Requisite Parties or Special Requisite Parties, as the case may be, at any time more than three (3) business days after a Notice of Actionable Default has been given to a Responsible Officer of the Collateral Agent with respect to the Event of Default that is the basis (or one of the bases) of the Enforcement Notice. The Requisite Parties or Special Requisite Parties, as the case may be, giving a Notice of Actionable Default or Enforcement Notice to the Collateral Agent shall contemporaneously give a copy thereof to the other Secured Parties.

                           (b) Each of the Agent Bank, the May, 2000 Agent, each Bank, each LC Issuer, each Note Holder, each May, 2000 Lender, the Indenture Trustee and the Owner Trustee agrees that it will promptly, and in any event within five (5) business days after the request by one of the others (which request may be made telephonically), advise the requesting party (telephonically, confirmed in writing) as to the outstanding principal amount of the Loan and Reimbursement Principal Obligations, Outstanding Bank LC Exposure, Outstanding IRB LC Exposure, Letter of Credit Collateral Obligations, Reimbursement Agreement Debt, May, 2000 Debt, or Note Principal Obligations owed to it (or, in the case of the Agent Bank, owed to the Banks or, in the case of the May, 2000 Agent, owed to the May, 2000 Lenders) or (in the case of the Owner Trustee or Indenture Trustee) as to the Lease Sharing Amount. Any party may rely on such information (or other means available to it) to determine whether the Requisite Parties have acted with respect to any action or proposed action.

                  (c) No Enforcement Notice, when issued, may be rescinded or withdrawn without the written consent of the Requisite Parties or Special Requisite Parties, whichever shall have given such Enforcement Notice .

         ss.4.6. Turnover of Collateral and Post-Default Cash Sweep. If any Secured Party (other than the Owner Trustee or Indenture Trustee) acquires custody, control or possession of any payment or assets constituting a Post-Default Cash Sweep Payment or any Collateral (including proceeds therefrom), other than pursuant to the terms of ss.4.1 or ss.4.2 hereof, such Secured Party shall, promptly with respect to Collateral (including proceeds thereof), and within fifteen (15) days after their receipt thereof with respect to Post-Default Cash Sweep Payments, cause such payment or assets to be delivered to or put in the custody, possession or control of the Collateral Agent or, if the Collateral Agent shall so designate, an agent of the Collateral Agent (which agent may be a branch or affiliate of the Collateral Agent) in the same form of payment received, with appropriate endorsements, for distribution in accordance with the provisions of ss.4.1 or ss.4.2, as applicable. The Collateral Agent shall notify each of the Secured Parties within two (2) business days after the Collateral Agent receives any notice (a) from any Bank, May, 2000 Lender, Note Holder or LC Issuer of the occurrence of an Event of Default, or (b) from the Requisite Parties that payments referred to in the definition of Post-Default Cash Sweep Payments will not constitute Post-Default Cash Sweep payments on account of such Event of Default. If any cash is received by any of the Banks with respect to Letter of Credit Collateral Obligations other than pursuant to ss.4.1 hereof, and such cash has not been applied to reduce Loan and Reimbursement Principal Obligations resulting from a drawing upon a letter of credit relating to such Letter of Credit Collateral Obligations prior to the time that an Enforcement Notice is given, such cash shall, at the time that such Enforcement Notice is given, be delivered to the Collateral Agent and applied as provided in ss.4.1. Until such time as the provisions of the immediately preceding sentences have been complied with, such Secured Party shall be deemed to hold such Collateral in trust for the Collateral Agent. Notwithstanding the foregoing, neither the Agent Bank, the Banks, the May, 2000 Lenders, the May, 2000 Agent, the LC Issuers nor the Note Holders shall be required to deliver to the Collateral Agent or such agent of the Collateral Agent, any amounts received by the Agent Bank, the Banks, the May, 2000 Lenders, the May, 2000 Agent, the LC Issuers, or the Note Holders prior to receipt by such Secured Party of a Notice of Actionable Default to the extent that such amounts constitute (a) payments of principal (other than Post-Default Cash Sweep Payments) on the Bank Debt, the May, 2000 Debt, the Reimbursement Agreement Debt or the Notes required to be made pursuant to the Credit Documents and due and paid prior to such date, or (b) regular payments of interest, fees and other charges on or in respect of the Bank Debt, the May, 2000 Debt, the Reimbursement Agreement Debt or the Notes due and paid prior to such date.

         ss.4.7. Setoffs. Each of the Secured Parties agrees with each other Secured Party that (a) if any Secured Party (other than the Owner Trustee or Indenture Trustee) exercises any right of setoff, banker's lien or similar right with respect to any Collateral or any assets of the Company or any Guarantor (other than a setoff by a Bank or a May, 2000 Lender prior to any Notice of Actionable Default (x) to repay an involuntary overdraft arising in the ordinary cause of banking business of cash management, payroll and similar deposit accounts maintained by the Company or any Guarantor with any of the Banks or the May, 2000 Lenders, or (y) to pay regular account maintenance fees), the amount set off shall be applied ratably to the Secured Obligations in accordance with ss.4.1 or ss.4.2, as the case may be, (b) if such Secured Party (other than the Owner Trustee or Indenture Trustee) shall receive from the Company or any Guarantor, (i) whether by voluntary payment, exercise of the right of setoff, counterclaim, cross-action, enforcement of the claim in respect of the Secured Obligations owing to such Secured Party by proceedings against the Company at law or in equity or by proof thereof in bankruptcy, reorganization, liquidation, receivership or similar proceedings, or otherwise, for application to the payment of the Secured Obligations owing to such Secured Party any amount in excess of its ratable portion of the payments received by the other Secured Parties as contemplated by ss.4.1 or ss.4.2, as the case may be, or (ii) any of the Banks shall receive any Post-Default Cash Sweep Payment, such Bank or other Secured Party will make such disposition and arrangements with the other Secured Parties with respect to such excess, either by way of distribution, pro tanto assignment of claims, subrogation or otherwise as shall result in each Secured Party receiving in respect of the Secured Obligations owing to it its proportionate payment as contemplated by ss.4.1 or ss.4.2, as the case may be; provided that if all or any part of such excess payment is thereafter recovered from such Secured Party, such disposition and arrangements shall be rescinded and the amount restored to the extent of such recovery, but without interest.

       ss.4.8.  Waivers and Amendments of Credit Documents.
                ------------------------------------------

                  (a) Without the prior written consent of the Agent Bank, the May, 2000 Agent, the holders of 51% of the Note Debt, the holders of 51% of the PNC Reimbursement Agreement Debt, and the holders of 51% of the Bank of America Reimbursement Agreement Debt, the parties hereto (other than the Owner Trustee and the Indenture Trustee) shall not modify or amend any provisions of or give any waiver with respect to the Credit Documents to which such party hereto is a signatory, if the effect of such modification or amendment or waiver is (i) to cause the maximum principal amount or maximum commitment of or in respect of the Bank Debt to exceed the Maximum Bank Commitment, or (ii) to increase the principal amount of the Note Debt or Reimbursement Agreement Debt then outstanding, or (iii) to increase the stated rate of interest or any fees or other amounts due under any of the Credit Documents to which such party hereto is a signatory as outstanding on the date hereof, or (iv) to amend or modify any term defined therein which is incorporated by reference into this Agreement, or is specifically referred to in this Agreement in such a way as to alter its meaning in this Agreement, or (v) to increase the maximum principal amount or maximum commitment of or in respect of the May, 2000 Debt to exceed $25,000,000. Without the prior written consent of the Requisite Parties, the parties hereto (other than the Owner Trustee and the Indenture Trustee) shall not modify or amend any provisions of or give any waiver with respect to the Credit Documents to which such party is a signatory, if the effect of such modification or amendment or waiver is to provide for loans to be made or letters of credit to be issued (other than by extension or renewal) after the issuance of an Enforcement Notice. Except as otherwise specified in the two preceding sentences, the Agent Bank and the Banks, the May, 2000 Lenders and the May, 2000 Agent, the Note Holders and the LC Issuers, without the consent of the other parties, shall be free to deal with the Company and the Guarantors in their respective sole discretion under and in respect of the provisions of the Credit Documents to which they are party, with the right and power without limitation to modify, amend or waive any terms or provisions of such Credit Documents, to grant extensions of the time of payment or performance, and to make compromises and settlements with the Company or any Guarantor.

                  (b) The Agent Bank and the Banks agree that they will not modify or amend any covenants, defaults or payment provisions which are based on the financial condition or results of operations of the Company and/or its Subsidiaries contained in the Bank Credit Documents without giving at least five
(5) business days' prior written notice thereof to the Note Holders, the May, 2000 Agent, and the LC Issuers; the Note Holders agree that they will not modify or amend any covenants, defaults or payment provisions which are based on the financial condition or results of operations of the Company and/or its Subsidiaries in the Note Credit Documents without giving at least five (5) business days' prior written notice thereof to the Agent Bank, the May, 2000 Agent, and the LC Issuers; the May, 2000 Agent and the May, 2000 Lenders agree that they will not modify or amend any covenants, defaults or payment provisions which are based on the financial condition or results of operations of the Company and/or its Subsidiaries in the May, 2000 Credit Documents without giving at least five (5) business days' prior written notice thereof to the Agent Bank, the Note Holders, and the LC Issuers; the Owner Trustee and the Indenture Trustee agree that they will not modify or amend any covenants, defaults or payment provisions which are based on the financial condition or results of operations of the Company and/or its Subsidiaries in the Equipment Lease without giving at least five (5) business days' prior written notice thereof to the Agent Bank, the May, 2000 Agent, the Note Holders and the LC Issuers; and each LC Issuer agrees that it will not modify or amend any covenants, defaults or payment provisions which are based on the financial condition or results of operations of the Company and/or its Subsidiaries contained in the Reimbursement Agreement to which it is a party without giving at least five (5) business days' prior written notice thereof to the Agent Bank, the May, 2000 Agent, and the Note Holders. Notwithstanding the foregoing provisions of this paragraph (b), no notice shall be required hereunder in connection with the execution of the documents listed on Schedule B attached hereto, each as in effect on of the date hereof.

       ss.4.9.  Release or Subordination of Collateral.
                --------------------------------------

                  (a) Collateral consisting of (i) Net Proceeds of any Disposition which, together with the aggregate Net Proceeds of all other Dispositions of Collateral within the preceding twelve (12) months, do not exceed $1,000,000, and the proceeds of any other Disposition with the consent of the Requisite Parties, (ii) the Net Proceeds of any Casualty Event which, taken together with the aggregate Net Proceeds of all other Casualty Events with respect to Collateral within the preceding twelve (12) months, do not exceed $5,000,000, and (iii) Additional Company Retained Proceeds shall, unless, in either case, a party hereto has notified the Collateral Agent that a Default or an Event of Default has occurred and is continuing or would occur after giving effect thereto, be released to the Company or Guarantor that owned the Collateral, as the case may be, subject to the provisions of the next sentence. The Collateral Agent is hereby authorized to release such Collateral and to provide such discharge, release and termination statements with respect to such released Collateral upon receipt of a certificate of the chief financial officer or any vice president of the Company to the effect that no Default or Event of Default exists or would result therefrom and that such release is permitted under this ss.4.9(a), and that, with respect to Net Proceeds of Casualty Events, the Company intends to use such Net Proceeds to repair or replace the Collateral that was the subject of the Casualty Event. The Company shall cause the Net Proceeds from Dispositions of assets that generate Additional Company Retained Proceeds to be paid to the Collateral Agent, and any such Net Proceeds from any such Dispositions of assets in excess of the amount of Additional Company Retained Proceeds which are to be released to the Company or applicable Guarantor pursuant to the first sentence of this ss.4.9(a) (which amount shall be determined separately for each asset in accordance with the definition of Additional Company Retained Proceeds, rather than cumulatively for all categories of assets that may generate Additional Company Retained Proceeds) shall be distributed in accordance with ss.4.1 hereof.

     (b) The Collateral Agent shall, if requested by the Company or any Guarantor, release any Collateral that is the subject of a Disposition but which is not released pursuant to ss.4.9(a), and provide such releases and termination statements as may be reasonably requested by the Company or any such Guarantor with respect thereto in connection with any Disposition thereof, so long as (i) the Requisite Parties have consented to such request, (ii) the Collateral Agent receives a certificate of the chief financial officer or any vice president of the Company to the effect that (A) no Default or Event of Default exists or would result from the honoring of such request, (B) the transferee of the Collateral is not the Company or an Affiliate of the Company, and (C) the proceeds of such Disposition equal or exceed the fair market value of the Collateral subject to such Disposition, (iii) the Collateral Agent obtains a perfected security interest in any non-cash proceeds of such Disposition, (iv) except as otherwise provided herein, the Net Proceeds of such Disposition are delivered to the Collateral Agent, and (v) any cash portion of the Net Proceeds of such Disposition are applied or paid in accordance with this Agreement;provided, that, with respect to a Disposition of the assets of SBQ, no consent of the Requisite Parties shall be required under clause (i) of this ss.4.9(b) and the provisions of clause (ii)(C) of this ss.4.9(b) shall not be applicable if: (1) an executive officer of the Company certifies that the Company has consulted with and received advice from a nationally recognized investment banking company in connection with such Disposition and has received a letter from such nationally recognized investment banking company stating that in its view the consideration to be received by the Company in connection with such Disposition is fair from a financial point of view under the circumstances, and such executive officer shall identify such investment banking company in such certification; (2) the cash portion of the sales price is not less than 75% of the total sales price; and (3) the cash portion of the Net Proceeds of such sale are applied to the Secured Obligations in accordance with the terms of this Agreement, and further provided that (x) if the certificate provided pursuant to clause (ii) of this ss.4.9(b) further certifies that the Company intends to purchase, within one hundred eighty (180) days after the date of the applicable Disposition, assets of the same type of assets that were the subject of the Disposition (e.g. the purchase of equipment after the sale of equipment, even if the purchased equipment is of a different type than the equipment that was sold) which are usable in the ordinary course of the Company's business ("Qualifying Assets"),
(y) subject to the provisions of clause (z) below, the Collateral Agent shall retain, rather than distributing, the proceeds from such Disposition (except that this clause (y) and clause (z) below in this paragraph (b) shall not apply to any Disposition of SBQ or any Disposition that would cause the proceeds received by the Collateral Agent from Dispositions during any consecutive twelve
(12) month period to exceed $10,000,000), and (z) if the Collateral Agent receives a certificate of the chief financial officer or any vice president of the Company on or within ninety (90) days after the date of such Disposition, to the effect that (1) (A) the Company has purchased Qualifying Assets on or within ninety (90) days after the date of the applicable Disposition, or (B) the
Company has provided to the Collateral Agent a letter of intent or other evidence satisfactory to the Requisite Lenders that the Company has entered into an agreement or an agreement in principle to purchase Qualifying Assets within one hundred eighty (180) days after the date of such Disposition, (2) the cash portion of the purchase price of such Qualifying Assets was (or, with respect to clause (1)(B) of this proviso, will be), as set forth in such certificate, (3) such Qualifying Assets were (or, with respect to clause (1)(B) of this proviso, will be) purchased from a Person that is not the Company or an Affiliate of the Company, (4) the purchase price for such Qualifying Assets did not (or, with respect to clause (1)(B) of this proviso, will not) exceed their fair market value, and (5) no Default or Event of Default exists or would result from the purchase of the Qualifying Assets, the Collateral Agent shall,

         -- in the case of a certification pursuant to clause (1)(A) of this proviso, pay to the Company the lesser of the purchase price for the Qualifying Assets and the amount received by the Collateral Agent from the applicable Disposition, and

         -- in the case of a certification pursuant to clause (1)(B) of this proviso, continue to hold the lesser of the proposed purchase price for the Qualifying Assets and the amount received by the Collateral Agent from the applicable Disposition, and thereafter pay to the Company the lesser of the actual purchase price for the Qualifying Assets and the amount received by the Collateral Agent from the applicable Disposition if the Collateral Agent receives a further certificate of the chief financial officer or any vice president of the Company within one hundred eighty (180) days after the date of such Disposition, to the effect that (1) the Company has purchased Qualifying Assets within one hundred eighty (180) days after the date of the applicable Disposition substantially on the terms and conditions set forth in, and from the seller (or an affiliate of the seller) named in, the letter of intent or other evidence provided to the Collateral Agent pursuant to clause
         (1)(B) of this proviso, (2) the cash portion of the purchase price of such Qualifying Assets was as set forth in such certificate, (3) such Qualifying Assets were purchased from a Person that is not the Company or an Affiliate of the Company, (4) the purchase price for such Qualifying Assets did not exceed their fair market value, and (5) no Default or Event of Default exists or would result from the purchase of the Qualifying Assets.

Any amounts not paid to the Company pursuant to the preceding sentence shall be distributed in accordance with ss.4.1 hereof.

                  (c) The Net Proceeds from any Casualty Event with respect to Collateral shall (i) be paid to (or retained by) the Collateral Agent for distribution in accordance with ss.4.1 hereof, if such Net Proceeds from any such Casualty Event equal or exceed $25,000,000, and (ii) except as provided in ss.4.9(a) and except as set forth below in this paragraph (c), be paid to (or retained by) the Collateral Agent for distribution in accordance with ss.4.1 hereof, if such Net Proceeds from any such Casualty Event are less than $25,000,000. The Company may utilize the Net Proceeds from a Casualty Event with respect to Collateral if such Net Proceeds are less than $25,000,000 (1) with the written consent of the Requisite Parties, on such terms and conditions as may be established by the Requisite Parties with respect thereto, or (2) without such written consent of the Requisite Parties, on the following conditions and in the following manner: (A) the Company shall provide to the Collateral Agent, within thirty (30) days after the date that the amount of the Net Proceeds is determined, a certificate of the chief financial officer or any vice president of the Company to the effect that (x) no Default or Event of Default exists (or would exist if the Net Proceeds from Casualty Event were used to repair or replace the Collateral that was the subject of the Casualty Event), (y) the Company intends to repair or replace the Collateral that was the subject of the Casualty Event, and (z) the Company has sufficient cash on hand or available in order to fund such repair or replacement, if such Net Proceeds are made available to the Company, (B) to the extent that the Company desires funding or reimbursement therefor from the Net Proceeds applicable thereto, the Company shall submit to the Collateral Agent (or to such agent as may be retained by the Collateral Agent to carry out the responsibilities of the Collateral Agent pursuant to this sentence) such invoices as the Company receives from time to time for goods or services purchased or obtained in connection with such repair or replacement, together with a written request that such invoice be paid from such applicable Net Proceeds (or that the Company be reimbursed from such applicable Net Proceeds for its payment of such invoice), (C) no Event of Default shall have occurred prior to the requested payment from time to time of an invoice pursuant to this paragraph (c), and (D) the Company shall provide such evidence as the Requisite Parties or any agent retained by the Collateral Agent in accordance with clause (B) above may require in order to evidence that the remaining Net Proceeds are sufficient to fund the balance of cost of the repair or replacement of the Collateral that was the subject of the Casualty Event. The Company shall pay to the Collateral Agent, as and when billed therefor, all fees and reasonable expenses incurred by the Collateral Agent or any such agent in connection with the matters set forth in this paragraph.

                  (d) To the extent that the Credit Documents (other than the Lease Documents) of any party explicitly permit any Disposition without consent under such Credit Document but in respect to which such party's consent is required pursuant to this ss.4.9, such party shall be deemed to have provided, and shall upon request provide, that consent. But nothing in this ss.4.9 shall
(i) be deemed to imply any waiver of any restriction on Dispositions under the Credit Agreement, either of the Note Purchase Agreements or any other Credit Document, or (ii) without the prior written consent of the Requisite Parties, authorize the Collateral Agent in any bankruptcy case to enter into any agreement for, or give any authorization or consent with respect to, the post-petition usage of Collateral.

                  (e) In the event all of the security interests created by the Security Documents in favor of the Secured Parties other than the Owner Trustee and Indenture Trustee are terminated pursuant to ss.11.5(a)(i), (ii), (iii), and
(v) hereof, the security interest created by the Security Documents in favor of the Owner Trustee and Indenture Trustee shall also be released and thereupon the Lease Claims shall no longer constitute Secured Obligations hereunder; provided that concurrently with such release, the Company shall secure the Lease Claims with a perfected first priority security interest in separate collateral in amount and in form reasonably satisfactory to the Indenture Trustee and the Owner Trustee.

                  (f) Whether or not so instructed by the Requisite Parties, the Collateral Agent may release any Collateral and may provide any release, termination statement or instrument of subordination required by order of a court of competent jurisdiction or otherwise required by applicable law.

       ss.4.10.   Replacement Credit Facilities.
                  -----------------------------

                  (a) The Company shall be free, without the consent of the Note Holders, May, 2000 Lenders, the LC Issuers, the Owner Trustee or the Indenture Trustee, to enter into a Replacement Credit Agreement (as defined below) provided that (i) upon giving effect to such Replacement Credit Agreement all outstanding Secured Obligations owed to the Banks shall have been discharged and the Credit Agreement shall have been terminated, (ii) each lender under such Replacement Credit Agreement shall assume in writing all obligations of the Banks hereunder accruing on or after the date such lenders become parties hereto, as amended as provided in clause (iv) hereof, (iii) after giving effect to such Replacement Credit Agreement, no Default or Event of Default shall then be in existence, and (iv) such technical amendments to the Note Credit Documents, the Lease Documents and this Agreement, reasonably requested by the Note Holders, the May, 2000 Lenders, the LC Issuers, the Owner Trustee or the Indenture Trustee, as the case may be, as necessary for any terms in the Note Credit Documents, May, 2000 Credit Documents, the Lease Documents or this Agreement cross referencing the Credit Agreement to cross reference instead such Replacement Credit Agreement, shall have been made. A "Replacement Credit
Agreement" shall mean a credit facility from one or more commercial banks or other financial institutions providing the Company with loans, letters of credit or other advances or extensions of credit (A) without any lien or other priority over the other Secured Obligations, (B) not in excess of the Commitments (as defined in the Credit Agreement) under the Credit Agreement immediately prior to such refinancing and pursuant to which the loan availability and loan commitments to the Company from such refinancing shall not be less than that available and in effect immediately prior to such refinancing, (C) for a committed term of at least 36 months, (D) the financial covenants of such refinancing or extension shall not be more stringent than the financial covenants contained in the amended Note Purchase Agreements as reasonably determined by the holders of 51% of the Note Debt; and (E) such refinancing would be permitted under the then applicable debt incurrence tests of the Note Purchase Agreements.

                  (b) The term of the existing Credit  Agreement may be extended
(i) without the consent of the Note Holders if such extension provides for no Priority Debt, or (ii) in all other cases with, but only with, the consent of the holders of 66 2/3% of the Note Debt. To the extent that the term of the Credit Agreement is extended with such consent, or any other provisions thereof are amended or modified by the parties thereto, the Credit Agreement shall not be considered a Replacement Credit Agreement for purposes of ss.4.10(a).

         ss.4.11. Independent Investigation; Sharing of Financial Information. Each of the Banks, the Agent Bank, May, 2000 Lenders, the May, 2000 Agent, the LC Issuers, and the Note Holders acknowledges and agrees that it has entered into the Credit Documents to which it is party and (as applicable) extended funds and/or credit or provided services to the Company on the basis of its own independent investigation of the Company, its Subsidiaries and affiliated companies, and their business, operations and financial condition, that it shall continue to make such investigations in connection with the credit and/or loans extended to the Company as it deems appropriate and that it has not conducted any such investigations in reliance upon information, analysis and recommendations which it may have obtained from any other Secured Party. Without derogation in any way of the preceding sentence, the Company acknowledges and consents to any exchange of information by and among the Banks, the Agent Bank, May, 2000 Lenders, the May, 2000 Agent, the LC Issuers, the Note Holders, the Owner Trustee and the Indenture Trustee, without regard to whether the impact of any such exchange is favorable or unfavorable to the Company and without regard to the accuracy or completeness of any information so exchanged.

         ss.4.12. Agents. Except as specifically provided in this Agreement, and except for the role of the Collateral Agent as specified in this Agreement, neither the Agent Bank nor any of the Banks is acting as agent for any Note
Holder, LC Issuer or the Owner Trustee or Indenture Trustee (except, with respect to the Agent Bank, to the extent that it is an agent for the May, 2000 Lenders in its capacity as the May, 2000 Agent); neither the May, 2000 Agent nor any of the May, 2000 Lenders is acting as agent for any Bank, Note Holder, LC Issuer or the Owner Trustee or Indenture Trustee (except, with respect to the May, 2000 Agent, to the extent that any of such Persons is also a May, 2000 Lender); no Note Holder is acting as agent for the Agent Bank or any Bank or for the May, 2000 Agent or any May, 2000 Lender or for the LC Issuer or the Owner Trustee or Indenture Trustee; no LC Issuer is acting as agent for the Agent Bank, the Banks, May, 2000 Agent, the May, 2000 Lenders, any Note Holder, or the Owner Trustee or Indenture Trustee; neither the Owner Trustee nor the Indenture Trustee is acting as agent for the Agent Bank, the Banks, the May, 2000 Agent, the May, 2000 Lenders, the Note Holders or the LC Issuers; and nothing stated or implied in this Agreement shall be deemed to create such an agency, or other fiduciary relationship.

         ss.4.13. Effect of Avoidance. If an Avoidance Event occurs, (a) the provisions of ss.2 hereof and this ss.4 with respect to the Collateral and distribution of the proceeds thereof shall cease to be effective with respect to the Collateral as to which the Lien of the Collateral Agent is avoided and the proceeds thereof, (b) ss.4.1(d) shall cease to be effective, and (c) this Agreement shall not thereafter restrict any party's right to amend and administer its Credit Documents in such party's discretion. For the avoidance of doubt, nothing in this paragraph is intended to affect any of the provisions herein regarding the Guaranties or the May, 2000 Guaranties.

ss.5.      CONCERNING THE COLLATERAL AGENT.
           -------------------------------

         ss.5.1. Appointment of Collateral Agent. The Agent Bank, acting on instructions from the Banks, the May, 2000 Agent, acting on instructions from the May, 2000 Lenders, the Note Holders, the Owner Trustee, Indenture Trustee, and the LC Issuers hereby appoint the Collateral Agent Bank to act as collateral agent pursuant to the terms of this Agreement and the Security Documents, and the Collateral Agent Bank hereby accepts such appointment. The relationship between the Collateral Agent and the holders of the Secured Obligations is and shall be that of agent and principal only, and nothing contained in this Agreement or any of the Credit Documents shall be construed to appoint the Collateral Agent as a trustee for any such holder.

       ss.5.2.  Limitations on Responsibility of Collateral Agent.
                -------------------------------------------------

                  (a) The Collateral Agent shall not be responsible in any manner whatsoever for the correctness of any recitals, statements, representations or warranties contained herein or in any Security Document, except for those made by it herein. The Collateral Agent makes no representation as to the value or condition of the Collateral or any part thereof, as to the title of the Company or any Guarantor to the Collateral, as to the security afforded by this Agreement or any Security Document or, except as set forth in ss.6, as to the validity, execution, enforceability, legality or sufficiency of this Agreement or any Security Document, and the Collateral Agent shall incur no liability or responsibility in respect of any such matters. The Collateral Agent shall not be responsible for insuring the Collateral, for the payment of taxes, charges, assessments or liens upon the Collateral or otherwise as to the maintenance of the Collateral, except as provided in the immediately following sentence when the Collateral Agent has possession of the Collateral. The Collateral Agent shall have no duty to the Company or any Guarantor or to the holders of any of the Secured Obligations as to the care of any Collateral in its possession or control or in the possession or control of any agent or nominee of the Collateral Agent or any income thereon or as to the preservation of rights against prior parties or any other rights pertaining thereto, except the duty to accord such of the Collateral as may be in its possession substantially the same care as it accords its own assets and the duty to account for monies received by it. The Collateral Agent's duties and responsibilities shall be determined solely by the provisions of this Agreement and the Security Documents to which it is a party, and the Collateral Agent shall not be liable or responsible for any duties or obligations set forth in any other document to which it is not a party.

                  (b) The Collateral Agent shall not be responsible for any loss suffered with respect to any investment permitted to be made under this Agreement and shall not be responsible for the consequences of any oversight or error of judgment whatsoever, except that the Collateral Agent may be liable for losses due to its willful misconduct, or negligence. The Collateral Agent shall not be required to ascertain or inquire as to the performance by the Company of any of the covenants or agreements contained herein or in any of the Credit Documents. Neither the Collateral Agent nor any officer, agent or representative thereof shall be personally liable for any action taken or omitted to be taken by any such Person in connection with this Agreement or any Security Document except for such Person's own gross negligence or willful misconduct. Neither the Collateral Agent nor any officer shall be personally liable for any action taken by any such Person in accordance with any notice given by the Requisite Parties in accordance with and pursuant to the terms of this Agreement even if, at the time such action is taken by any such Person, the Requisite Parties or Persons purporting to be the Requisite Parties are not so authorized by the Requisite Parties to give such notice, except where a Responsible Officer of the Collateral Agent has actual knowledge that such Requisite Parties or Persons purporting to be the Requisite Parties are not so authorized by the Requisite Parties to give such notice. The Collateral Agent may execute any of the powers granted under this Agreement or any of the Security Documents and perform any duty hereunder or thereunder either directly or by or through agents or attorneys-in-fact and shall not be responsible for anything done by such agents or attorneys-in-fact selected by it with due care.

                  (c) Whenever pursuant to the provisions hereof or of any Security Document it is required that any party hereto obtain the consent or approval of the Collateral Agent, or that any matter prove satisfactory to the Collateral Agent, or that any action be taken at the request, discretion, option or determination of the Collateral Agent, the Collateral Agent, prior to giving any such consent or approval or request, or exercising any such option, discretion or determination, or indicating its satisfaction with any such matter, shall (except where the failure to do so, in its good faith judgment, could imperil the Collateral or the Liens thereon) be required to consult with the Secured Parties in a manner deemed reasonable by the Collateral Agent, and the Collateral Agent shall be protected in following any direction of the Requisite Parties or Special Requisite Parties, as the case may be.

                  (d) The foregoing provisions of this ss.5.2 shall not relieve the Collateral Agent of any liability for any failure to perform any contractual duty expressly undertaken by it to be performed under this Agreement if such liability is caused by the negligence or willful misconduct of the Collateral Agent.

       ss.5.3.  Reliance by Collateral Agent; Etc.
                ---------------------------------

                  (a) Whenever in the performance of its duties under this Agreement the Collateral Agent shall deem it necessary or desirable that a matter be proved or established with respect to any Person in connection with the taking, suffering or omitting of any action hereunder by the Collateral Agent, such matter may be conclusively deemed to be proved or established by a certificate executed by an officer of such Person, and the Collateral Agent shall have no liability with respect to any action taken, suffered or omitted in reliance in good faith thereon.

                  (b) The Collateral Agent may consult with counsel and shall be fully protected in taking any action hereunder in good faith in accordance with any advice of such counsel. The Collateral Agent shall have the right but not the obligation at any time to seek instructions concerning the administration of this Agreement, the duties created hereunder, or any of the Collateral from any court of competent jurisdiction.

                  (c) The Collateral Agent shall be fully protected in relying in good faith upon any resolution, statement, certificate, instrument, opinion, report, notice, request, consent, order or other paper or document which it believes to be genuine and to have been signed or presented by the proper party or parties. In the absence of its gross negligence or willful misconduct, the Collateral Agent may conclusively rely in good faith, as to the truth of the statements and the correctness of the opinions expressed therein, upon any certificate or opinions furnished to the Collateral Agent in connection with this Agreement.

                  (d) The Collateral Agent shall not be deemed to have actual, constructive, direct or indirect notice or knowledge of the occurrence of any Event of Default or Actionable Default unless and until a Responsible Officer of the Collateral Agent shall have received a Notice of Actionable Default or notice of such Event of Default. The Collateral Agent shall have no obligation whatsoever either prior to or after receiving such a Notice of Actionable Default to inquire whether an Actionable Default has, in fact, occurred and shall be entitled to rely in good faith conclusively, and shall be fully protected in so relying, on any certificate so furnished to it and shall have no obligation, absent written instructions from the Requisite Parties, to take or omit to take any action with respect to such Notice of Actionable Default.

                  (e) To the extent the Collateral Agent is required (pursuant to ss.4 or otherwise) to determine any amount of, or take any action to distribute any amount in respect of, any Secured Obligation hereunder, it shall have no obligation to do so unless such amount shall have been certified in writing by the holder of such Secured Obligations as being the amount in question. Each of the other parties hereto agrees to certify such amounts upon request of the Collateral Agent. If any dispute or disagreement shall arise as to the allocation of any sum of money received by the Collateral Agent hereunder or under any Security Document, the Collateral Agent shall have the right to deliver such sum to a court of competent jurisdiction and therein commence an action for interpleader.

                  (f) The Collateral Agent shall assume for all purposes hereunder that the Lien of the Indenture remains outstanding unless and until the Collateral Agent receives notice from the Indenture Trustee that the Lien of the Indenture is no longer outstanding.

         ss.5.4. Resignation or Removal of the Collateral Agent. The Collateral Agent may at any time resign by giving at least sixty (60) days prior written notice thereof to each Secured Party and the Company, and the Collateral Agent may at any time be removed for cause (consisting of fraud, gross misconduct, willful or reckless breach of this Agreement or other just cause, as determined in their discretion by the Requisite Parties) by at least sixty (60) days prior written notice thereof to the Collateral Agent, each other Secured Party and the Company given by the Requisite Parties, provided that no resignation or removal shall be effective until a successor for the Collateral Agent is appointed. Upon such resignation or removal, the Requisite Parties shall have the right to appoint a successor Collateral Agent. In addition to the foregoing, Secured Parties constituting both the Majority Secured Parties and Requisite Parties may by written agreement remove the Collateral Agent and simultaneously replace it with a successor without regard to the notice provisions of the first sentence of this Section so long as the Collateral Agent being removed and such successor have both given their written consent thereto. If no successor Collateral Agent shall have been so appointed by the Requisite Parties and shall have accepted such appointment within forty-five (45) days after the retiring Collateral Agent's giving of notice of resignation or the giving of notice of removal, as the case may be, then the retiring Collateral Agent may, on behalf of the Secured Parties, appoint a successor Collateral Agent, which shall be a financial institution having a long-term bank deposit rating of not less than "A" from Standard & Poor's Ratings Group, a Division of McGraw-Hill, Inc., or "A-2" from Moody's Investors Service, Inc. Upon the acceptance of any appointment as Collateral Agent hereunder by a successor Collateral Agent, such successor Collateral Agent shall thereupon succeed to and become vested with all the rights, powers, privileges and duties of the retiring Collateral Agent, and the retiring Collateral Agent shall be discharged from its duties and obligations hereunder. After any retiring Collateral Agent's resignation or removal, the provisions of this Agreement and the Security Documents shall continue in effect for its benefit in respect of any actions taken or omitted to be taken by it while it was acting as Collateral Agent. Any corporation into which the Collateral Agent Bank may be merged or with which it may be consolidated, or any corporation which acquires all or substantially all of the corporate trust business of the Collateral Agent Bank, including the Collateral agency established pursuant to this Agreement, or any corporation resulting from any merger or consolidation to which the Collateral Agent Bank shall be a party, shall be the successor to the Collateral Agent Bank without the execution of any paper.

         ss.5.5. Expenses and Indemnification by the Company and BSE. By countersigning this Agreement, the Company and BSE jointly and severally agree
(a) to reimburse the Collateral Agent, on demand, for any expenses incurred by the Collateral Agent, including reasonable counsel fees and disbursements and compensation of agents, arising out of, in any way connected with, or as a result of, the execution or delivery of this Agreement or any Security Document or any agreement or instrument contemplated hereby or thereby or the performance by the parties hereto or thereto of their respective obligations hereunder or thereunder or in connection with the enforcement or protection of the rights of the Collateral Agent and the Secured Parties hereunder or under the Security Documents, (b) to indemnify and hold harmless the Collateral Agent and its directors, officers, employees and agents, on demand, from and against any and all liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses or disbursements of any kind or nature whatsoever which may be imposed on, incurred by or asserted against the Collateral Agent Bank in its capacity as the Collateral Agent or any of them in any way relating to or arising out of this Agreement or any Security Document or any action taken or omitted by them under this Agreement or any Security Document; provided that the Company and BSE shall not be liable to the Collateral Agent for any portion of such liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses or disbursements resulting from the gross negligence or willful misconduct of the Collateral Agent or any of its directors, officers, employees or agents as determined by a final non-appealable order of a court of competent jurisdiction, and (c) to indemnify and hold harmless the Collateral Agent, on demand, from and against any and all liabilities which may be imposed on or incurred by the Collateral Agent Bank (in its capacity as Collateral
Agent) for the net amount of taxes (after taking into account any deduction, credit or other tax reduction or benefit available by reason of the imposition of any such tax) in any jurisdiction in which the Collateral Agent Bank would not otherwise be subject to tax except by reason of its acting under this Agreement or the Security Documents (directly or through agents); provided that such indemnification for taxes (i) shall apply only in respect of taxes attributable to the performance of the Collateral Agent's obligations hereunder and (ii) shall in no event cover any federal, state, local or other taxes imposed upon the Collateral Agent Bank with respect to or measured by its gross or net income or profits or franchise or excise taxes. A statement by the Collateral Agent that is submitted to the Company and BSE with respect to the amount of such expenses and containing a basic description thereof and/or the amount of its indemnification obligation shall be prima facie evidence of the amount thereof owing to the Collateral Agent or the Collateral Agent Bank, as the case may be. Except as otherwise expressly provided herein, the Collateral Agent shall be under no obligation to take any action to protect, preserve or enforce any rights or interests in the Collateral or to take any action in connection with the execution or enforcement of its duties hereunder, whether on its own motion or on request of any other Person, which in the opinion of the Collateral Agent may involve loss, liability or expense to it, unless one or more of the Requisite Parties shall offer and furnish security or indemnity, reasonably satisfactory to the Collateral Agent in accordance herewith, against loss, liability and expense to the Collateral Agent. Notwithstanding anything to the contrary contained in this Agreement, or any Security Document, Credit
Document or any other document noted in Section 10 of this Agreement, in the event that the Collateral Agent is entitled or required to commence an action to foreclose on such Security Document, Credit Document or other document, or otherwise exercise its remedies to acquire control or possession of any property constituting all or part of the Collateral, the Collateral Agent shall not be required to commence any such action or exercise any such remedy if the Collateral Agent has determined in good faith that it may incur liability under any federal or state environmental or hazardous waste law, rule or regulation as the result of the presence at, or release on or from, any property of any hazardous materials or waste, as defined under such federal or state laws, unless it has received security or indemnity from a Person, in an amount and in form, all satisfactory to the Collateral Agent in its sole discretion, protecting the Collateral Agent from all such liability. As between the Company and BSE, the Company agrees to indemnify and hold harmless BSE against, and to reimburse BSE for, all amounts paid by BSE pursuant to this ss.5.5, except for amounts paid by BSE as a result of (a) costs, including reasonable counsel fees, of the Collateral Agent's exercising remedies with respect to Collateral granted by BSE, and (b) the negligence or willful misconduct of BSE.

         ss.5.6. Expenses and Indemnification by Secured Parties. Each of the Banks, the May, 2000 Lenders, the LC Issuers and the Note Holders severally agrees (i) to reimburse the Collateral Agent, on demand, in the amount of its pro rata share for any expenses referred to in ss.5.5 and fees due pursuant to ss.5.7 which shall not have been reimbursed or paid by the Company or BSE, or paid from the proceeds of Collateral as provided herein and (ii) to indemnify and hold harmless the Collateral Agent, the Collateral Agent Bank and its directors, officers, employees and agents, on demand, in the amount of its pro rata share, from and against any and all liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses or disbursements referred to in ss.5.5, to the extent the same shall not have been reimbursed by the Company or BSE or paid from the proceeds of Collateral as provided herein; provided that no Bank, May, 2000 Lender, LC Issuer, or Note Holder shall be liable to the Collateral Agent or the Collateral Agent Bank for any portion of such liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses or disbursements resulting from the gross negligence or willful misconduct of, or the negligence or willful misconduct in the failure to perform any express duty undertaken under this Agreement to be performed by, the Collateral Agent or the Collateral Agent Bank or any of its directors, officers, employees or agents. For purposes of this ss.5.6, the pro rata share of any Bank's, May, 2000 Lender's, Note Holder's, or LC Issuer's claim for which a reimbursement or indemnity obligation arises under this ss.5.6 shall be its percentage share of the sum of the Principal Obligations, the Outstanding Bank LC Exposure and the Outstanding IRB LC Exposure as of the last day of the calendar month preceding the date on which such claim was incurred and on which any Outstanding Bank LC Exposure or Outstanding IRB LC Exposure existed or any Principal Obligations were outstanding.

         ss.5.7. Collateral Agent's Fee. By countersigning this Agreement, the Company and BSE jointly and severally agree to pay to the Collateral Agent for the Collateral Agent's own account, a non-refundable Collateral Agent's fee, in an amount designated in writing by the Collateral Agent to the Company, on the date hereof and at the end of each quarterly period hereafter until the Secured Obligations have been paid in full in cash, the commitments represented by the Bank Credit Documents and the May, 2000 Credit Documents shall have expired or been reduced to zero or terminated, there is no Outstanding IRB LC Exposure, and the Collateral Agent no longer has any duties hereunder. As between the Company and BSE, the Company agrees to reimburse BSE for all amounts paid by BSE pursuant to this paragraph.

       ss.5.8.  Appointments of Co-Agent or Separate Agent.
                ------------------------------------------

                  (a) Notwithstanding any other provision of this Agreement, at any time, for the purpose of meeting any legal requirements of any jurisdiction in which any part of the Collateral may at the time be located, the Collateral Agent shall have the power and may execute and deliver all instruments to appoint one or more Persons to act as a co-agent, or separate agent, of all or any part of the Collateral, and to vest in such Person, in such capacity and for the benefit of the Secured Parties, subject to the other provisions of this ss.5.8, such powers, duties, obligations, rights and trusts as the Collateral Agent may consider necessary or desirable. No co-agent or separate agent hereunder shall be required to meet the terms of eligibility as a successor Collateral Agent under ss.5.4 and no notice to Secured Parties of the appointment of any co-agent or separate agent shall be required.

                  (b) Every separate agent and co-agent shall, to the extent permitted by law, be appointed and act subject to the following provisions and conditions:

                           (i) all rights, powers, duties and obligations conferred or imposed upon the Collateral Agent shall be conferred or imposed upon and exercised or performed by the Collateral Agent and such separate agent or co-agent jointly (it being understood that such separate agent or co-agent is not authorized to act separately without the Collateral Agent joining in such act), except to the extent that under any laws of any jurisdiction in which any particular act or acts are to be performed, the Collateral Agent shall be incompetent or unqualified to perform such act or acts, in which event such rights, powers, duties and obligations (including the holding of title to the Collateral or any portion thereof in any such jurisdiction) shall be exercised and performed singly by such separate agent or co-agent, but solely at the direction of the Collateral Agent;

                           (ii) no agent hereunder shall be personally liable by reason of any act or omission of any other agent hereunder appointed with due care or for any action or omission in connection with its duties hereunder not constituting gross negligence or willful misconduct; and

                           (iii) the Collateral Agent may at any time accept the resignation of or remove any separate agent or co-agent.

                  (c) Any notice, request or other writing given to the Collateral Agent shall be deemed to have been given to each of the then separate agents and co-agents, as effectively as if given to each of them. Every instrument appointing any separate agent or co-agent shall refer to this Agreement and the conditions of this ss.5.8. Each separate agent and co-agent, upon its acceptance of the agency conferred, shall be vested with the estates or property specified in its instrument of appointment, either jointly with the Collateral Agent or separately, as may be provided therein, subject to all the provisions of this Agreement, specifically including every provision of this Agreement relating to the conduct of, affecting the liability of, or affording protection to, the Collateral Agent. Every such instrument shall be filed with the Collateral Agent.

                  (d) Any separate agent or co-agent may at any time appoint the Collateral Agent, its agent or attorney-in-fact with full power and authority, to the extent not prohibited by law, to do any lawful act under or in respect to this Agreement on its behalf and in its name. If any separate agent or co-agent shall die, become incapable of acting, resign or be removed, all of its estates, properties, rights, remedies and trusts shall vest in and be exercised by the Collateral Agent, to the extent permitted by law, without the appointment of a new or successor agent.

ss.6. REPRESENTATIONS AND WARRANTIES. Each of the Collateral Agent, the Agent Bank, the May, 2000 Agent, the May, 2000 Lenders, the LC Issuers, the Note Holders, the Owner Trustee, the Indenture Trustee, and, by countersigning this Agreement, the Company and each Guarantor, represents and warrants to the other parties hereto that (a) the execution, delivery and performance of this Agreement (i) have been duly authorized by all requisite corporate action on its part and, in the case of the Agent Bank, by the appropriate number of Banks required under the Credit Agreement, and (ii) do not conflict with or result in any breach or contravention of any provision of law, statute, rule or regulation to which it is subject or any judgment, order, writ, injunction, license or permit applicable to it and will not conflict with any provision of its corporate charter or bylaws or any agreement or other instrument binding upon it; and (b) this Agreement has been duly executed and delivered by it and constitutes its legal, valid and binding obligation, enforceable in accordance with its terms. Each of the Agent Bank, the LC Issuers, the Note Holders, the Owner Trustee, the Indenture Trustee, the Company and the Guarantors represents and warrants to the other parties hereto that there have been no amendments of any Credit Document to which such Person is a party between November 12, 1999 and the date hereof, except for the amendments dated the date hereof (which are listed on Schedule B attached hereto).

ss.7.      AMENDMENT OF THIS AGREEMENT.
           ---------------------------

         ss.7.1. Amendments. No modification or amendment of this Agreement shall be effective unless the same shall be in writing and signed by the Majority Secured Parties and no modification or amendment of any Security Document shall be effective, nor shall any waiver of any provision of any Security Document be executed by the Collateral Agent, without the written consent of the Requisite Parties; provided, however, (i) no amendment or waiver shall adversely affect any of the Collateral Agent's rights, immunities or rights to indemnification hereunder or under any of the Security Documents or expand its duties or reduce any amount payable to the Collateral Agent hereunder or under any Security Documents without the written consent of the Collateral Agent; (ii) ss.ss.3 and 5 of this Agreement and any other provision of this Agreement or of any of the Security Documents affecting the rights and obligations of the Collateral Agent hereunder may not be amended without the written consent of the Collateral Agent; (iii) no modification or amendment of
(x) ss.4.1(j), ss.4.9(a), ss.4.9(b) (except for the last sentence thereof), ss.4.9(c), ss.4.9(e), ss.5.5, ss.5.7, clause (iii) of ss.7.1, ss.8, ss.11.5(a),
ss.11.5(b), ss.11.5(c), or ss.11.11 of this Agreement, or (y) the definitions of Equity Interests, Equity Issuance, Disposition, Net Proceeds, SBQ, Lease Claims, Lease Payment Claims on Lease Expense/Indemnity Claims set forth herein, or (z) ss.4.8, if the effect of the modification or amendment is to increase the vote that is required to give any waiver with respect to any of the Credit Documents, shall be effective unless the same shall have been consented to in writing by the Company; (iv) no modification, amendment or waiver of the provisions of this Agreement or any of the Security Documents that changes the amount that a Secured Party receives from a distribution hereunder or that delays the time of a distribution or expands the obligations of such Secured Party hereunder shall be effective without the consent of such Secured Party, (v) no amendment, modification or waiver of the provisions of this Agreement or any of the Security Documents that could directly or indirectly prejudice the Lease Claims in a discriminatory manner vis-a-vis the other Secured Parties shall be effective without the written consent of the Owner Trustee and, for so long as the Lien of the Indenture remains outstanding, the Indenture Trustee, (vi) the parties hereto consent to the amendment of the Security Documents to provide that the Company may retain the proceeds from Special Equity Issuances rather than paying them to the Collateral Agent for distribution to the Secured Parties, except that, if the Company intends to directly or indirectly use any of such proceeds (the "Intended Debt Payment Amount") to repay any of its Secured Obligations, it shall instead pay such Intended Debt Payment Amount to the Collateral Agent for distribution in accordance with ss.4.1 of this Agreement, and (vii) the parties hereto consent, to the extent required hereby, to the execution of the documents listed on Schedule B hereto, and the parties hereto request that the Collateral Agent execute such documents listed thereon as provide for the Collateral Agent to be a party thereto; provided that (x) the Agent Bank shall be authorized to give any consent on behalf of the Banks under this paragraph if the Agent Bank represents that it has such authority under the Credit Agreement, and (y) the May, 2000 Agent shall be authorized to give any consent on behalf of the May, 2000 Lenders under this paragraph if the May, 2000 Agent represents that it has such authority under the May, 2000 Credit Agreement. Any Security Document executed after the date hereof shall be approved by the Requisite Parties as to form and, in the case of Collateral consisting of any mortgage or deed of trust over a real estate interest, shall not be deemed to have been accepted until such time as environmental site assessments satisfactory to the Requisite Parties have been delivered if requested by such Requisite Parties (and shall not be deemed to have been accepted until such time as environmental site assessments satisfactory to the Collateral Agent have been delivered if requested by the Collateral Agent).

         ss.7.2. Waivers. No waiver of any provision of this Agreement and no consent to any departure by any party hereto from the provisions hereof shall be effective unless such waiver or consent shall be set forth in a written instrument executed by the party against which it is sought to be enforced, and then such waiver or consent shall be effective only in the specific instance and for the purpose for which given. No notice to or demand on any party hereto in any case shall entitle such party to any other or further notice or demand in the same, similar or other circumstances.

ss.8.   APPROVAL BY THE COMPANY AND GUARANTORS; COMPANY'S OBLIGATIONS ABSOLUTE.
        ----------------------------------------------------------------------

         ss.8.1. General. By countersigning this Agreement, each of the Company and the Guarantors acknowledges and consents to and agrees to perform and be bound by each provision of this Agreement which expressly recites that the Company or such Guarantor is agreeing to such provision by countersigning this Agreement.

         ss.8.2. Obligations Absolute. Nothing contained in this Agreement shall impair, as between the Company or any Guarantor and the Agent, the Banks, the May, 2000 Agent, the May, 2000 Lenders, the LC Issuers, and the Note Holders,
(a) the obligation of the Company or such Guarantor (to the extent, with respect to BSE, set forth in its Guaranty) to pay to the Agent Bank and the Banks all amounts payable in respect of the Bank Debt as and when the same shall become due and payable in accordance with the terms thereof, or prevent the Agent Bank or any of the Banks (except as expressly otherwise provided in this Agreement) from exercising all rights, powers and remedies otherwise permitted by the Bank Credit Documents and by applicable law upon a default in the payment of the Bank Debt, all, however, subject to the rights of the Note Holders and LC Issuers as set forth in this Agreement; or (b) the obligation of the Company or such Guarantor (to the extent, with respect to BSE, set forth in its Guaranty) to pay to the Note Holders all amounts payable in respect of the Note Debt as and when the same shall become due and payable in accordance with the terms thereof, or prevent any of the Note Holders (except as expressly otherwise provided in this Agreement) from exercising all rights, powers and remedies otherwise permitted by the Note Credit Documents and by applicable law upon a default in the payment of the Note Debt, all, however, subject to the rights of the Agent Bank, the Banks and the LC Issuers as set forth in this Agreement, or (c) the obligation of the Company or such Guarantor (to the extent, with respect to BSE, set forth in its Guaranty) to pay to the LC Issuers all amounts payable in respect of the Reimbursement Agreement Debt as and when the same shall become due and payable in accordance with the terms thereof, or prevent either of the LC Issuers (except as expressly otherwise provided in this Agreement) from exercising all rights, powers and remedies otherwise permitted by the Reimbursement Agreements and by applicable law upon a default in the payment of the Reimbursement Agreement Debt, all, however, subject to the rights of the Agent Bank, the Banks and the Note Holders as set forth in this Agreement, or (d) the obligation of the Company or such Guarantor to pay to the May, 2000 Lenders all amounts payable in respect of the May, 2000 Debt as and when the same shall become due and payable in accordance with the terms thereof, or prevent any of the May, 2000 Lenders (except as expressly otherwise provided in this Agreement) from exercising all rights, powers and remedies otherwise permitted by the May, 2000 Credit Documents and by applicable law upon a default in the payment of the May, 2000 Debt, all, however, subject to the rights of the Agent Bank, the Banks, the Note Holders and the LC Issuers as set forth in this Agreement.

         ss.8.3. No Additional Rights for Company Hereunder. If the Collateral Agent, the Agent Bank, May, 2000 Agent or any Secured Party shall enforce its rights or remedies in violation of the terms of this Agreement, the Company and each Guarantor agrees, by its consent hereto, that it shall not use such violation as a defense to such enforcement by any such party nor assert such violation as a counterclaim or basis for setoff or recoupment against any such party. Nothing contained in this Agreement shall constitute a commitment by any Bank or other Secured Party to make available to the Company or any Guarantor any loans or letters of credit which would comprise, in the case of the Banks, an Additional Advance Amount or, in the case of any other Secured Party, any additional loans or letters of credit.

ss.9. COLLATERAL AGENT AS AGENT AND LENDER. If a Secured Party is at any time the Collateral Agent or a co-agent or separate agent pursuant to ss.5.8, such Secured Party shall, in its individual capacity and as Collateral Agent, have the same obligations and the same rights, powers and privileges as it would have had were it not also the Collateral Agent.

ss.10.     INTENTIONALLY DELETED.
           ---------------------

ss.11.     MISCELLANEOUS.
           -------------

         ss.11.1. Further Assurances, Etc. The Agent Bank, the May, 2000 Agent, the May, 2000 Lenders, the Banks, the LC Issuers and the Note Holders and, by countersigning this Agreement, the Company and each Guarantor agree to execute and deliver such other documents and instruments, in form and substance reasonably satisfactory to the Collateral Agent, and shall take such other action, in each case as the Collateral Agent (upon instructions from the Requisite Parties) or any Secured Party may reasonably request (at the sole, but reasonable, cost and expense of the Company which, by countersigning this Agreement, agrees to pay such reasonable costs and expenses), to effectuate and carry out the provisions of this Agreement including, without limitation, by recording or filing in such places as the requesting party may deem desirable, this Agreement or such other documents or instruments.

         ss.11.2. No Individual Action; Marshaling; Etc. No holder of any Secured Obligations may require the Collateral Agent to take or refrain from taking any action hereunder or under any of the Security Documents or with respect to any of the Collateral except as and to the extent expressly set forth in this Agreement. The Collateral Agent shall have no duty to, and the Company and each Guarantor hereby waives any and all right to require the Collateral Agent to, marshal any assets or otherwise to take any actions with respect to marshaling.

       ss.11.3.  Successors and Assigns.
                 ----------------------

                  (a) This Agreement shall be binding on and inure to the benefit of the Collateral Agent, each of the Banks, the Agent Bank, each of the LC Issuers, each of the Note Holders, May, 2000 Agent, each of the May, 2000 Lenders, the Owner Trustee, the Indenture Trustee, and their respective successors and assigns, and shall be binding on the Company and each Guarantor and their respective successors and permitted assigns. Each of the Note Holders acknowledges that the provisions of this Agreement apply regardless of any sale, transfer, pledge, assignment, hypothecation or other disposition by such Note Holder of any Notes to any Person, each of the Banks, LC Issuers, Owner Trustee and Indenture Trustee agrees that the provisions of this Agreement apply regardless of any sale, transfer, pledge, assignment, hypothecation or other disposition by such Bank, LC Issuer, Owner Trustee or Indenture Trustee of any instrument or right evidencing the Bank Debt, Reimbursement Agreement Debt or Lease Claims to any Person, and each of the May, 2000 Lenders agrees that the provisions of this Agreement apply regardless of any sale, transfer, pledge, assignment, hypothecation or other disposition by such May, 2000 Lender of any instrument or right evidencing the May, 2000 Debt to any Person. Each Secured Party agrees that it shall not sell, transfer, assign or otherwise dispose of any interest in any Secured Obligation unless the buyer, transferee or assignee assumes in writing the obligations of such Secured Party under this Agreement; provided, however, that the foregoing shall not prohibit any Secured Party from pledging or otherwise granting a security interest in any Secured Obligation so long as the pledgee or other secured party, as a condition to its retaining or further transferring such Secured Obligation by way of enforcement of such pledge or other security interest, assumes or causes its transferee to assume in writing the obligations of such Secured Party under this Agreement.

                  (b) No Secured Party (other than the Owner Trustee or Indenture Trustee) may sell any Secured Obligation or any interest therein to the Company or any Subsidiary or affiliate of the Company, or accept any payment of a Secured Obligation from an affiliate of the Company that is not a Guarantor of the applicable Secured Obligation, without the consent of the Requisite Parties. The Agent Bank shall require each Bank becoming a party to the Credit Agreement after the date of this Agreement to execute and deliver to the other parties hereto a counterpart of this Agreement. Any Note Holder assigning all or a portion of its note shall require its assignee to execute and deliver to all other parties hereto a counterpart of this Agreement. The May, 2000 Agent shall require each May, 2000 Lender becoming a party to the May, 2000 Credit Agreement after the execution of the May, 2000 Credit Agreement to execute and deliver to the other parties hereto a counterpart of this Agreement.

                  (c) Nothing contained in this ss.11.3 shall permit any assignment of any Secured Obligation created or evidenced by any Credit Document if such assignment is not otherwise permitted by that Credit Document.

         ss.11.4. Notices. All notices and other communications made or required to be given pursuant to this Agreement or the Security Documents shall be in writing and shall be delivered in hand, mailed by United States registered or certified first class mail, postage prepaid, sent by overnight courier or sent by telecopy, confirmed by delivery via courier or postal service, addressed as set forth on Schedule 11.4 hereto or to such other address or addresses as any such party shall specify by notice given to the other parties. Any such notice and other communications shall be deemed to have been duly given or made and to have become effective (i) if delivered by hand, overnight courier or facsimile, at the time of the receipt thereof, and (ii) if sent by registered or certified first class mail postage prepaid, on the fourth (4th) business day following the mailing thereof; provided, however, that a Notice of Actionable Default or any other notice to be delivered to the Collateral Agent pursuant to the terms of this Agreement shall not be deemed to have been received by a Responsible Officer of the Collateral Agent until the Collateral Agent actually receives such notice. Any party hereto (other than the Collateral Agent) that is required or permitted to give notice to any other party hereto may, in lieu of giving such notice directly to such other party, give such notice to the Collateral Agent for delivery to such other party or parties, provided that (a) the party giving such notice shall expressly instruct the Collateral Agent in writing as to which parties to deliver such notice to, (b) the Collateral Agent shall give such notice within two (2) Business Days after receiving such request, and (c) such notice will only be deemed to have been given (in accordance with clauses
(i) and (ii) of the preceding sentence) to the recipients thereof after such notice was given by the Collateral Agent, rather than when such request was made to the Collateral Agent.

       ss.11.5.  Termination.
                 -----------

                  (a) The security interests created by the Security Documents, including the security interest of the Collateral Agent, shall terminate and all right, title and interest in the Collateral shall revert to the Company and its successors and assigns upon the satisfaction of each of the following six conditions:

                           (i)  receipt by the  Collateral  Agent from the Agent
Bank of notice stating that either:

     (A) the Bank Debt has been paid in full, in cash, and all commitments under the Credit Agreement have terminated, been canceled or been reduced to zero; or

     (B) the Bank Debt no longer constitutes a Secured Obligation under the Security Documents; and

          (ii) receipt by the Collateral Agent from each of the Note Holders of notice that either:

               (A) the Note Debt held by such Note Holders has been paid in full, in cash, in accordance with the Note Purchase Agreement; or

               (B) the Note Debt held by such Note Holders no longer constitutes a Secured Obligation under the Security Documents; and

                    (iii) receipt by the Collateral Agent from each of the LC Issuers of notice stating that:

          (A) the Reimbursement Obligations due to it have been paid in full, in cash, and it has no Outstanding IRB LC Exposure; or --

          (B) the Reimbursement Obligations due to it no longer constitute a Secured Obligation under the Security Documents; and

                           (iv) receipt by the  Collateral  Agent from the Owner
                  Trustee and Indenture Trustee of notice that either:

          (A) the Lease Claims have been paid in full, in cash, in accordance with the Lease Documents; or

          (B) the Lease Claims no longer constitute a Secured Obligation under the Security Documents; and

          (v) receipt by the Collateral Agent from the May, 2000 Agent of notice stating that either:

          (A) the May, 2000 Debt has been paid in full, in cash, and all commitments under the May, 2000 Credit Agreement have terminated, been canceled or been reduced to zero; or

          (B) the May, 2000 Debt no longer constitutes a Secured Obligation under the Security Documents; and ---

                           (vi) payment in full in cash of all amounts owed to the Collateral Agent pursuant to ss.5.5 and ss.5.7.

         The Secured Parties agree, severally and not jointly, to provide the notices contemplated by ss.11.5(a)(i), ss.11.5(a)(ii), ss.11.5(a)(iii), ss.11.5(a)(iv), and ss.11.5(a)(v) under the circumstances provided in Clause (A) of such Sections for such notices to be capable of being given, upon the Company's request and in any event as if ss.9-208 of the Uniform Commercial Code as in effect in the State of New York on the date hereof were applicable to them as direct secured parties.

                  (b) Upon the termination of the Collateral Agent's security interest and the release of the Collateral in accordance with subsection (a) of this ss.11.5, the Collateral Agent will promptly, at the Company's written request and expense, (i) execute and deliver to the Company or BSE, as applicable, such documents as the Company or BSE, as applicable, shall reasonably request to evidence the termination of such security interest, the release of the Collateral or the discharge of the Guaranties and (ii) deliver or cause to be delivered to the Company or BSE, as applicable, all property of the Company or BSE, as applicable, constituting Collateral then held by Collateral Agent or any agent thereof.

                  (c) This Agreement shall terminate automatically when the security interests granted under the Security Documents have terminated and the Collateral has been released to the Company and BSE by the Collateral Agent as provided in the foregoing provisions of this ss.11.5.

                  (d) If, at any time, any payment made or value received with respect to any Secured Obligation must be returned by the Secured Party receiving the same upon the insolvency, bankruptcy or reorganization of the Company or any Guarantor, or otherwise, with the effect as though such payment had not been made or value received, the security interest in the Collateral created by the Security Documents in favor of the Collateral Agent and the rights of the Collateral Agent to act as agent hereunder and to receive amounts pursuant to this Agreement shall be reinstated to the extent those rights had previously been terminated. In such event each Secured Party (other than the Owner Trustee and the Indenture Trustee) agrees that it will pay to the other Secured Parties such amounts so that, after giving effect to the payments hereunder by all Secured Parties, the amounts received by all Secured Parties are not in excess of the amounts to be paid to them hereunder as though any payment so returned had not been made.

                  (e) Notwithstanding the foregoing, ss.5.5, ss.5.6 and ss.5.7 of this Agreement shall survive, and remain operative and in full force and effect, regardless of the termination of this Agreement.

          ss.11.6.   Applicable  Law.  THIS  AGREEMENT  SHALL  BE  CONSTRUED  IN
     ACCORDANCE WITH AND GOVERNED BY THE LAWS OF THE STATE OF NEW YORK (WITHOUT REFERENCE TO ITS CONFLICT OF LAWS PRINCIPLES).

         ss.11.7. Waiver of Rights. Neither any failure nor any delay on the part of any party hereto in exercising any right, power or privilege hereunder shall operate as a waiver thereof, and a single or partial exercise thereof shall not preclude any other or further exercise or the exercise of any other right, power or privilege.

         ss.11.8. Severability. In case any one or more of the provisions contained in this Agreement should be invalid, illegal or unenforceable in any respect, the validity, legality and enforceability of the remaining provisions contained herein shall not in any way be affected or impaired thereby. The parties shall endeavor in good faith negotiations to replace the invalid, illegal or unenforceable provisions with valid provisions the economic effect of which comes as close as possible to that of the invalid, illegal or unenforceable provision.

          ss.11.9. Counterparts. This Agreement may be executed in two or more counterparts, each of which shall constitute an original, but all of which, when taken together, shall constitute but one instrument.

          ss.11.10. Section Headings. The section headings used herein are for convenience of reference only and are not to affect the construction of or be taken into consideration in interpreting this Agreement.

         ss.11.11. Additional Fees. Contemporaneously with the execution hereof, the Company shall pay all reasonable counsel fees of the Owner Trustee, the Indenture Trustee, the Lenders and the Owner Participants under the Indenture in connection with the negotiation and execution of this Agreement. In addition, the Company and the Guarantors shall pay all on-going fees and expenses (including any fees and expenses of counsel) of the Owner Trustee, the Indenture Trustee, the Owner Participants and the Lenders to enforce this Agreement, and agree, notwithstanding any language to the contrary contained herein or in the Lease Documents, to indemnify the Owner Participants against any adverse tax consequences resulting from the Owner Trustee's entering into this Agreement or the Waiver and Amendment No. 1 to the Melt Shop Equipment Financing Documents dated as of the date hereof among the Company, the Owner Trustee, the Indenture Trustee, the Owner Participants, and the Lenders. The parties hereto acknowledge that the Owner Participants and the Lenders are third party beneficiaries of this ss.11.11 and agree not to amend this ss.11.11 as it pertains to the Owner Participants and the Lenders without their prior written consent. The Company acknowledges and agrees that, in executing and delivering this Agreement to the other parties hereto and in performing its obligations hereunder, the Indenture Trustee and Owner Trustee shall be entitled to all of the rights and benefits afforded to the Indenture Trustee and Owner Trustee under the Lease Documents, including, without limitation, the Company's indemnification obligations under
Section 7.2 of the Participation Agreement, as such term is defined in the Indenture, and the limitations on liability provided under Section 10.11(a) of the Participation Agreement and Section 5.04 of the Indenture, and the Company hereby agrees that its indemnification of the Indenture Trustee and Owner Trustee under Section 7.2 of the Participation Agreement shall include, subject to the provisions of Section 7.2(d) thereof, any and all Claims (as defined therein) arising out of the Indenture Trustee's and Owner Trustee's execution, delivery and performance of its obligations under this Agreement.

         ss.11.12. Complete Agreement. This Agreement constitutes the entire agreement among the parties hereto with respect to the subject matter hereof and supersedes and all other prior representations, negotiations, writings, memoranda and agreements. To the extent any provision of this Agreement conflicts with the Credit Agreement, the Note Purchase Agreements, the May, 2000 Credit Documents, or any other Credit Document (other than the Lease Documents), as between the Secured Parties the provisions of this Agreement shall be controlling. Nothing in this Agreement, expressed or implied, is intended to confer upon any person other than the parties hereto any rights or remedies under or by reason of this Agreement.

         ss.11.13. No Recourse to the Owner Trustee or Indenture Trustee. It is expressly understood and agreed by the parties hereto that, subject to the proviso contained in this ss.11.13, all representations, warranties and agreements of the Owner Trustee and Indenture Trustee hereunder shall be binding upon the Owner Trustee and Indenture Trustee, only in their respective capacities as Owner Trustee and Indenture Trustee and (except as expressly provided herein) the Owner Trustee and Indenture Trustee shall not be liable in their respective individual capacities for any breach thereof, except for their gross negligence or willful misconduct, or for breach of their respective agreements, representations and warranties contained herein, except to the extent agreed or made in their respective individual capacities; provided, however, that nothing in this ss.11.13 shall be construed to limit in scope or substance those representations and warranties of the Owner Trustee or Indenture Trustee made expressly in its individual capacity set forth herein. The terms "Owner Trustee" and "Indenture Trustee" as used in this Agreement shall include any successor thereto as Owner Trustee or Indenture Trustee.

         ss.11.14. Interpretation of Concurrent Documents Without limiting the scope of the Collateral Agent Substitution Agreement (the "Collateral Agent Substitution Agreement") dated November 12, 1999 by and among State Street Bank and Trust Company, SouthTrust Bank, National Association, the Secured Parties who are parties thereto, the Company and the Guarantors (including, by virtue of its becoming a party thereto on the date hereof, BSE), the parties hereto who are parties thereto agree to be bound by and shall comply with Section 4(b) of the Collateral Agent Substitution Agreement.

                       [Remainder of page left intentionally blank; next page is the signature page.]

                  IN WITNESS WHEREOF, the Collateral Agent Bank, the Collateral Agent, the Agent Bank, the Banks, the Note Holders, the May, 2000 Agent, the May, 2000 Lenders, the LC Issuers, the Owner Trustee, the Indenture Trustee, the Company and each of the Guarantors have caused this Collateral Agency and Intercreditor Agreement to be duly executed by their duly authorized officers, all as of the day and year first above written.

                    SOUTHTRUST BANK, National
                    Association, in its capacity as Collateral Agent and Collateral Agent Bank



                    By:  /s/  Virginia Petty
                         -------------------
                    Name:     Virginia Petty
                    Title:    AVP


                    BANK OF AMERICA, N.A.
                    in its capacity as Agent Bank
                    and May, 2000 Agent


                    By:  /s/  Jay T. Wampler
                         -------------------
                    Name:     Jay T. Wampler
                    Title:    Managing Director


                    BANK OF AMERICA, N.A.,
                    in its capacity as Bank, LC Issuer,
                    and May, 2000 Lender


                    By:  /s/  Jay T. Wampler
                         -------------------
                    Name:     Jay T. Wampler
                    Title:    Managing Director



                    PNC BANK, NATIONAL ASSOCIATION,as LC Issuer

                    By:  /s/  Martin E. Mueller
                         ----------------------
                    Name:     Martin E. Mueller
                    Title:    Vice President



                    PNC BANK, NATIONAL ASSOCIATION,
                    in its capacity as Bank and
                    as May 2000 Lender

                    By   /s/  Martin E. Mueller
                         ----------------------
                    Name:     Martin E. Mueller
                    Title:    Vice President



                    FIRST UNION NATIONAL BANK,
                    in its capacity as Indenture Trustee


                    By:  /s/  Robert Ashbaugh
                         --------------------
                    Name:     Robert Ashbaugh
                    Title:    Vice President


                    CHASE MANHATTAN TRUST COMPANY, NATIONAL ASSOCIATION as Successor to PNC BANK, NATIONAL ASSOCIATION, in
                          its capacity as Owner Trustee


                    By:  /s/  Jack R. Cornwall
                         ---------------------
                    Name:     Jack R. Cornwall
                    Title:    Vice President


                    THE BANK OF NOVA SCOTIA,
                    in its capacity as Bank and
                    as May 2000 Lender


                    By:  /s/  Pieter J. Van Schaick
                         --------------------------
                    Name:     Pieter J. Van Schaick
                    Title:    Relationship Manager


                    THE BANK OF TOKYO-MITSUBISHI,
                    LTD, in its capacity as Bank and
                    as May 2000 Lender

                    By:  /s/  G. England
                         ---------------
                    Name:     G. England
                    Title:    V.P. & Manager


                    CIBC, INC.,
                    in its capacity as Bank and
                    as May 2000 Lender


                    By:  /s/  Ronald E. Spitzer
                         ----------------------
                    Name:     Ronald E. Spitzer
                    Title:    Agent


                    AMSOUTH BANK,
                    in its capacity as Bank and
                    as May 2000 Lender


                    By:  /s/  Darlene E. Chandler
                         ------------------------
                    Name:     Darlene E. Chandler
                    Title:    Vice President




                    DG      BANK       DEUTSCHE
                    GENOSSENSCHAFTSBANK  CAYMAN
                    ISLAND   BRANCH,   in   its
                    capacity as Bank and as May
                    2000 Lender



                    By:  /s/  J.W. Somers          Kurt A. Morris
                         ----------------          -----------------
                    Name:     J.W. Somers          Kurt A. Morris
                       Title: S.V.P.               Vice President


                    GENERAL ELECTRIC CAPITAL CORPORATION,
                    in its capacity as Bank and as May 2000 Lender


                    By:  /s/  Gregory L. Hong
                         --------------------
                    Name:     Gregory L. Hong
                        Title: Duly Authorized Signatory


                    BANK ONE, NA,
                    in its capacity as Bank and
                    as May 2000 Lender



                    By:  /s/  Richard Babcock
                         --------------------
                    Name:     Richard Babcock
                    Title:    Vice President

                    THE SANWA BANK, LIMITED,
                    in its capacity as Bank and
                    as May 2000 Lender


                    By:  /s/  John T. Fenney
                         -------------------
                    Name:     John T. Fenney
                    Title:    Vice President





                    UBS AG, STAMFORD BRANCH,
                    in its capacity as Bank and
                    as May 2000 Lender


                    By:  /s/  Marco Breitenmoser
                         -----------------------
                    Name:     Marco Breitenmoser
                    Title:    Director - Recovery Management



                    By:  /s/  Dorothy McKinley
                         ---------------------
                    Name:     Dorothy McKinley
                    Title:    Director - Loan Portfolio Support
                              U.S.



                    Very truly yours,

                    PRINCIPAL LIFE INSURANCE COMPANY
                    (f/k/a Principal Mutual Life Insurance Company)
                     By: Principal Capital Management, LLC,
                            A Delaware limited liability company,
                            Its authorized signatory

                    By:  /s/  Sarah J. Pitts
                         -------------------
                    Name:     Sarah J. Pitts
                    Title:    Counsel

                    By:  /s/  James C. Fifield
                         ---------------------
                    Name:     James C. Fifield
                    Title:    Counsel

                    PRINCIPAL LIFE INSURANCE COMPANY, ON BEHALF OF ONE OR MORE SEPARATE ACCOUNTS

                     By: Principal Capital Management, LLC,
                         a Delaware limited liability company,
                         Its authorized signatory

                    By:  /s/  Sarah J. Pitts
                         -------------------
                    Name:     Sarah J. Pitts
                    Title:    Counsel

                    By:  /s/  Debra Svoboda Epp
                         ----------------------
                    Name:     Debra Svoboda Epp
                    Title:    Counsel


                    J. ROMEO & CO., as nominee
                    for MONY LIFE  INSURANCE COMPANY OF NEW YORK

                    By:  /s   Peter Coccia
                         -----------------
                    Name:     Peter Coccia
                    Title:    Partner


                    THE CANADA LIFE ASSURANCE COMPANY
                    (J. ROMEO & CO. as nominee)

                    By:  /s/  Kevin Phelan
                         -----------------
                    Name:     Kevin Phelan
                    Title:    Assistant Treasurer



                    CANADA LIFE INSURANCE COMPANY OF NEW YORK
                    (J. ROMEO & CO. as nominee)

                    By:  /s/  Peter Coccia
                         -----------------
                    Name:     Peter Coccia
                    Title:    Partner


                    CANADA LIFE INSURANCE COMPANY OF AMERICA
                    (J. ROMEO & CO. as nominee)

                    By:  /s/  Peter Coccia
                         -----------------
                    Name:     Peter Coccia
                    Title:    Partner



                    GENERAL   ELECTRIC  CAPITAL
                    ASSURANCE COMPANY (formerly
                    known  as  Great   Northern
                    Insured             Annuity
                    Corporation)


                    By:  /s/  Morian C. Mooers
                         ---------------------
                    Name:     Morian C. Mooers
                    Title:    Investment Officer



                    ALEXANDER HAMILTON LIFE INSURANCE COMPANY OF AMERICA


                    By:  /s/  Robert E. Whalen, II
                         -------------------------
                    Name:     Robert E. Whalen, II
                    Title:    Vice President


                    JEFFERSON PILOT LIFEAMERICA INSURANCE COMPANY


                    By:  /s/  Robert E. Whalen, II
                         -------------------------
                    Name:     Robert E. Whalen, II
                    Title:    Vice President



                    PIONEER MUTUAL LIFE INSURANCE
                    COMPANY

                    By   American United Life Insurance Company


                    By:  /s/  Kent R. Adams
                         ------------------
                    Name:     Kent R. Adams
                    Title:    Vice President, American United Life
                              Insurance Company as Agent for Pioneer
                              Mutual Life Insurance Company


                     JEFFERSON-PILOT LIFE INSURANCE COMPANY


                    By:  /s/  Robert E. Whalen, II
                         -------------------------
                    Name:     Robert E. Whalen, II
                    Title:    Vice President




                    THE EQUITABLE LIFE ASSURANCE SOCIETY OF THE UNITED STATES

                    By:  /s/  Robert Bayer
                         -----------------
                    Name:     Robert Bayer
                    Title:    Investment Officer


                      SUN LIFE ASSURANCE COMPANY OF CANADA


                    By:  /s/  John N. Whelihan
                         ---------------------
                    Name:     John N. Whelihan
                    Title:    Vice President, U.S. Private Placements -
                              for President


                    By:  /s/  Roy P. Creedon
                         -------------------
                    Name:     Roy P. Creedon
                       Title: Assistant Vice President and
                             Counsel - for Secretary


                    SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)


                    By:  /s/  John N. Whelihan
                         ---------------------
                    Name:     John N. Whelihan
                    Title:    Vice President, U.S. Private Placements -
                              for President


                    By:  /s/  Roy P. Creedon
                         -------------------
                    Name:     Roy P. Creedon
                       Title: Assistant Vice President and
                             Counsel - for Secretary


                    SUN LIFE INSURANCE AND ANNUITY COMPANY OF NEW YORK


                    By:  /s/  John N. Whelihan
                         ---------------------
                    Name:     John N. Whelihan
                    Title:    Vice President, U.S. Private Placements -
                              for President


                    By:  /s/  Roy P. Creedon
                         -------------------
                    Name:     Roy P. Creedon
                       Title: Assistant Vice President and
                             Counsel - for Secretary


                    CENTURY INDEMNITY COMPANY
                    By:  CIGNA Investments, Inc., its authorized agent

                    By:  /s/  Stephen H. Wilson
                         ----------------------
                    Name:     Stephen H. Wilson
                    Title:    Managing Director


                    ACE PROPERTY AND CASUALTY
                    INSURANCE COMPANY
                    By CIGNA Investments, Inc., its authorized agent


                    By:  /s/  Stephen H. Wilson
                         ----------------------
                    Name:     Stephen H. Wilson
                    Title:    Managing Director


                    LIFE INSURANCE COMPANY OF NORTH AMERICA
                    By CIGNA Investments, Inc., its authorized agent

                    By:  /s/  Stephen H. Wilson
                         ----------------------
                    Name:     Stephen H. Wilson
                    Title:    Managing Director



                    CONNECTICUT GENERAL
                    LIFE INSURANCE COMPANY
                    By CIGNA Investments, Inc., its authorized agent


                    By:  /s/  Stephen H. Wilson
                         ----------------------
                    Name:     Stephen H. Wilson
                    Title:    Managing Director


                     PROVIDENT MUTUAL LIFE INSURANCE COMPANY


                    By:  /s/  Christopher J. Grant
                         -------------------------
                    Name:     Christopher J. Grant
                    Title:    Investment Officer


                    THE NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY

                    By:  /s/  Richard A. Strait
                         ----------------------
                    Name:     Richard A. Strait
                      Title: Its Authorized Representative


                    GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY


                    By:  /s/  Wayne T. Hoffman
                         ---------------------
                    Name:     Wayne T. Hoffman
                    Title:    Investments

                    By:  /s/  Julie Bock
                         ---------------
                    Name:     Julie Bock
                    Title:    Asst. Vice President


                    PHOENIX HOME LIFE MUTUAL INSURANCE COMPANY

                    By:  /s/  Christopher Wilkos
                         -----------------------
                    Name:     Christopher Wilkos
                    Title:    Vice President, Corporate Portfolio
                              Management - Phoenix Home Life



                    J. ROMEO & CO. as nominee for MONY LIFE INSURANCE COMPANY

                    By:  /s/  Peter Coccia
                         -----------------
                    Name:     Peter Coccia
                    Title:    Partner


                    THE STATE LIFE INSURANCE COMPANY


                    By:  /s/  Christopher D. Pahlke
                         --------------------------
                    Name:     Christopher D. Pahlke
                    Title:    Vice President Private Placements


                     AMERICAN UNITED LIFE INSURANCE COMPANY


                    By:  /s/  Christopher D. Pahlke
                         --------------------------
                    Name:     Christopher D. Pahlke
                    Title:    Vice President Private Placements


                    AMERITAS LIFE INSURANCE CORP.
                     By: Ameritas Investment Advisors Inc.,
                         as Agent

                    By:  /s/  Patrick J. Henry
                         ---------------------
                    Name:     Patrick J. Henry
                    Title:    Vice President - Fixed Income Securities


                    ACACIA LIFE INSURANCE COMPANY
                    By:  Ameritas Investment Advisors Inc., as Agent


                    By:  /s/  Patrick J. Henry
                         ---------------------
                    Name:     Patrick J. Henry
                    Title:    Vice President - Fixed Income Securities


                      THE GREAT-WEST LIFE ASSURANCE COMPANY

                    By:  /s/  B.R. Allison
                         -----------------
                    Name:     B.R. Allison
                        Title: Director, Bond Investments

                    By:  /s/  P. G. Munro
                         ----------------
                    Name:     P. G. Munro
                    Title:    Executive Vice President
                            Chief Investment Officer



                NATIONWIDE LIFE INSURANCE COMPANY


                By:      /s/  Mark W. Poeppelman
                         -----------------------
                Name:         Mark W. Poeppelman
                Title:        Associate Vice President


                NATIONWIDE LIFE INSURANCE COMPANY (as successor to EMPLOYERS LIFE INSURANCE COMPANY OF WAUSAU)


                By:      /s/  Mark W. Poeppelman
                         -----------------------
                Name:         Mark W. Poeppelman
                Title:        Associate Vice President


                MINNESOTA LIFE INSURANCE COMPANY
                By: Advantus Capital  Management, Inc.


                By:      /s/  Steven S. Nelson
                         ---------------------
                Name:         Steven S. Nelson
                Title:        Vice President

                FEDERATED LIFE INSURANCE COMPANY
                By: Advantus Capital Management, Inc.


                By:      /s/  Wayne R. Schmidt
                         ---------------------
                Name:    Wayne R. Schmidt
                Title:   Vice President

                FEDERATED MUTUAL INSURANCE COMPANY
                By: Advantus Capital Management, Inc.


                By:      /s/  Loren Haugland
                         -------------------
                Name:         Loren Haugland
                Title:        Vice President



                THE RELIABLE LIFE INSURANCE COMPANY
                By:  Advantus Capital Management, Inc.

                By:      /s/  Jeffrey R. Erickson
                         ------------------------
                Name:         Jeffrey R. Erickson
                Title:        Vice President


                NATIONAL TRAVELERS LIFE COMPANY
                By: Advantus Capital Management, Inc.

                By:      /s/  Joseph R. Betlej
                         ---------------------
                Name:         Joseph R. Betlej
                Title:        Vice President



                GUARANTEE RESERVE LIFE INSURANCE COMPANY
                By: Advantus Capital Management, Inc.

                By:      /s/  Marilyn Froelich
                         ---------------------
                Name:         Marilyn Froelich
                Title:        Vice President


                MTL INSURANCE COMPANY
                By: Advantus Capital Management, Inc.


                By:      /s/  Thomas G. Meyer
                         --------------------
                Name:         Thomas G. Meyer
                Title:        Vice President




                BERKSHIRE LIFE INSURANCE COMPANY


                By:      /s/  Ellen I. Whittaker
                         -----------------------
                   Name:      Ellen I. Whittaker
                   Title:     Senior Investment Officer



                THE LINCOLN NATIONAL LIFE INSURANCE COMPANY
                By:  Lincoln Investment Management, Inc., Its
                Attorney-In-Fact


                By:      /s/  Annette M. Teders
                         ----------------------
                Name:         Annette M. Teders
                Title:        Vice President




                TEACHERS INSURANCE AND ANNUITY ASSOCIATION OF AMERICA

                By:      /s/  Roi G. Chandy
                         ---------------------
                Name:         Roi G. Chandy
                Title:        Director, Special Situations





         ACCEPTED AND AGREED TO:

         BIRMINGHAM STEEL CORPORATION


         By:   /s/      J. Daniel Garrett
               --------------------------
         Name:          J. Daniel Garrett
         Title:         Vice President - Finance

         AMERICAN STEEL & WIRE CORPORATION
         BIRMINGHAM EAST COAST HOLDINGS, LLC
         NORFOLK STEEL CORPORATION
         PORT EVERGLADES STEEL CORPORATION
         BIRMINGHAM RECYCLING INVESTMENT COMPANY
         MIDWEST HOLDINGS, INC.
         CUMBERLAND RECYCLERS, LLC


         By:   /s/      J. Daniel Garrett
               --------------------------
         Name:          J. Daniel Garrett
         Title:         Vice President - Finance


         BIRMINGHAM SOUTHEAST, LLC

         By:   /s/      J. Daniel Garrett
               --------------------------
         Name:          J. Daniel Garrett
         Title:         Vice President - Finance

                                  Schedule B-1


Amended and Restated Collateral Agency and Intercreditor Agreement (with respect to the agreement initially dated as of October 12, 1999)

Amended and Restated Collateral Agency and Intercreditor Agreement (with respect to the agreement initially dated as of November 12, 1999)

First Amendment to Collateral Agent Substitution Agreement

Letter   Agreement  re  Omnibus  Collateral   Agreement  (with  respect  to  the
         agreement initially dated as of October 12, 1999)

Letter   Agreement  re  Omnibus  Collateral   Agreement  (with  respect  to  the
         agreement initially dated as of November 12, 1999)

Seventh Amendment to Credit Agreement

Second Amendment to 1993 Note Purchase Agreements

Second Amendment to 1995 Note Purchase Agreements

Fourth Amendment to PNC Reimbursement Agreement

Amendment to Memphis Equipment Lease Agreement

Side Letter regarding Cleveland Facility and Minimum SBQ Division EBITDA

Exhibit No. 10.30





                          MASTER RESTRUCTURE AGREEMENT


                                      among


                         AMERICAN IRON REDUCTION L.L.C.,
                                (the "Borrower"),


                          GS INDUSTRIES, INC., ("GSI"),
                                       ---
                 GS TECHNOLOGIES OPERATING CO., INC., ("GSTOC"),
                                      -----
                          BIRMINGHAM STEEL CORPORATION,
                  ("BSC" together with GSTOC, the "Sponsors"),
                                  --- --------


                                       and


                             BANK OF AMERICA, N.A.,
                            as Administrative Agent,
                     as Collateral Agent, as Bond LC Issuer,
                              as a Bond LC Lender,
                                and as a Lender,

                       CANADIAN IMPERIAL BANK OF COMMERCE,
                             as Documentation Agent,
                               as a Bond LC Lender
                                and as a Lender,

               And the other Lenders Party to the Credit Agreement



                                   May 5, 2000

         TABLE OF CONTENTS



         1.  Definitions...................................................3
         2.  Conditions Precedent..........................................8
         3.  Waiver of Pre-Restructure Defaults............................9
         4.  Amendment Date Payments.......................................9
         5.  Release of Net Swap Agreement Proceeds........................9
         6.  Restructure Credit Facility..................................10
         7.  Restructure Project Documents................................11
         8.  Termination of Equity Contribution Agreement.................11
         9.  Trade Credit Security........................................11
         10. Project Documents............................................11
         11. Sale of the Project..........................................12
         12. In-Kind Call Option..........................................13
         13. Foreclosure..................................................15
         14. Catalyst Reserve Credit......................................18
         15. Lender Warrant...............................................18
         16. Consent to Relief From Stay..................................19
         17. Release of Contingent Equity Letter of Credit................20
         18. Consent to Post-Date Certain Project Documents Modifications.20
         19. Waiver of Defenses...........................................20
         20. Mutual Releases..............................................20
         21. Limited Modification.........................................20
         22. Authority....................................................20
         23. Notice.......................................................21
         24. Captions.....................................................21
         25. Credit Document..............................................21
         26. Jointly Drafted Agreements...................................21
         27. Entire Agreement.............................................21
         28. Governing Law; Jurisdiction and Venue........................22
         29. Counterparts; Telecopy Signatures............................23
         .........

                                    SCHEDULES

Schedule I........Post Date Certain Project Modifications
Schedule II.......Pre-Restructure Swap Agreements
Schedule III......Sale Formula Amount, Examples of Shortfall Shares

                                    EXHIBITS

Exhibit  A-1.......Form  of Birmingham  Steel  Corporation  Shortfall Share Loan
Agreement

Exhibit  A-2.......Form of GS Technologies  Operating Co., Inc.  Shortfall Share
Loan Agreement

Exhibit B.........Form of Mutual Release
Exhibit C.........Form of Sponsor / Borrower Mutual Release
Exhibit D.........Form of Termination Agreement

                          MASTER RESTRUCTURE AGREEMENT

         THIS MASTER RESTRUCTURE AGREEMENT (this "Agreement") executed as of May 5, 2000 is entered into among AMERICAN IRON REDUCTION L.L.C., a Delaware limited liability company (the "Borrower"), GS INDUSTRIES, INC., a Delaware corporation ("GSI"), GS TECHNOLOGIES OPERATING CO., INC., a Delaware corporation ("GSTOC"), BIRMINGHAM STEEL CORPORATION, a Delaware corporation ("BSC" and, together with GSTOC, the "Sponsors"), and BANK OF AMERICA, N.A., formerly known as NationsBank, N.A., a national banking association (the "Agent"), as Administrative Agent, as Collateral Agent, as a Lender, as Bond LC Issuer and as a Bond LC Lender, CANADIAN IMPERIAL BANK OF COMMERCE, as Documentation Agent, as a Bond LC Lender and as a Lender, and the other Lenders party to the Credit Agreement (defined below). Except as expressly defined or otherwise referenced herein, capitalized terms used herein shall have the meanings set forth in the in the Credit Agreement (defined below).

                                    RECITALS:

         A........The  Borrower  was  formed for the  purpose  of  constructing, owning and operating the Project, which was designed to produce DRI.

         B........The  Sponsors currently hold the only membership  interests in the Borrower, with each holding a fifty percent (50%) interest.

         C........GSTOC  is a wholly owned  indirect  subsidiary of GSI. GSI has guarantied GSTOC's performance of certain of GSTOC's obligations under the Project Documents pursuant to the terms of the GSI Guaranty.

         D........To  finance  the  Project,  the  Borrower,  the  Agent and the
Lenders entered into that certain Credit and Reimbursement Agreement, dated as of August 30, 1996, amended and restated as of May 30, 1997, amended as of July 2, 1997, amended as of May 6, 1998, amended as of October 30, 1998, and amended as of December 4, 1998 (the "Credit Agreement").

         E........Each   Sponsor  and  Borrower  entered  into  a  DRI  Purchase
Agreement, dated as of August 30, 1996 and amended and restated as of May 30, 1997, wherein each Sponsor agreed to purchase certain amounts of DRI from Borrower to be produced at the Facility.

         F........With respect to each DRI Purchase Agreement, Borrower executed an Assignment of Direct Reduced Iron Purchase Agreement and Security Agreement, dated as of August 30, 1996 in favor of Agent, wherein the Borrower assigned its rights under each DRI Purchase Agreement to Agent. Each Sponsor executed a Consent and Agreement dated as of August 30, 1996 wherein each Sponsor consented to such assignment.

         G........Pursuant to the Credit Agreement,  and in order to finance the construction of the Project, the Lenders extended $200,000,000 in Loans to the Borrower.

         H........Pursuant to the Credit Agreement,  and in order to finance the construction of the Project, the Bond LC Issuer issued, and the Bond LC Lenders participated in, the Bond Letter of Credit in favor of the Borrower. The Bond Letter of Credit terminates upon August 31, 2000 if not extended.

         I........The  Borrower's  ability to service its Obligations  under the
Credit Documents depends on its ability to tender and receive payment for DRI.

         J........The   Borrower   defaulted  on  the  Construction   Loans  and
corresponding Construction Notes by failing to either: (1) pay them in full by the Construction Loan Maturity Date or (2) effect Conversion of the Construction Loans to Term Loans by the Date Certain.

         K........As  of  the  Amendment  Date,  there  remains  due  and  owing
$176,907,945.21 in Loans (the "Pre-Restructure Loans") and $14,660,407.92 in accrued and unpaid interest thereon (the "Pre-Restructure Interest").

         L........As of the Amendment Date, the stated amount of the Bond Letter of Credit is $8,092,054.79 (the "Pre-Restructure Bond LC Amount").

         M........As  of the  Amendment  Date,  the Borrower is obligated in the amount of $167,908.60 in respect of past-due fees owing in connection with the Bond Letter of Credit (the "Pre-Restructure Bond LC Fees").

         N........On November 22, 1999, the Agent, on behalf of the Lenders, and
Professional Services International, Inc. ("PSI") entered into an agreement whereby the Agent agreed to a limited subordination of its lien rights with respect to a portion of the Borrower's inventory to a lien in favor of PSI (the "PSI Lien") sufficient to secure a $1,632,000 purchase money financing obligation that Borrower owed to PSI, which financing allowed the Borrower to purchase a reformer necessary to repair the failed converter.

         O........During  the period from March 31, 1999  through the  Amendment
Date, the Borrower entered into several modifications (the "Post-Date Certain Project Documents Modifications") to Project Documents between the Borrower and third parties, which Project Documents previously were assigned to the Agent. A schedule of the Post-Date Certain Project Documents Modifications is attached hereto as Schedule I.

         P........Before  the Amendment Date, the Borrower  entered into several
Swap Agreements (the "Pre-Restructure Swap Agreements") with certain Swap Counterparties. Each of the Pre-Restructure Swap Agreements was unwound by the applicable Swap Counterparty before the Amendment Date. A schedule of the Pre-Restructure Swap Agreements and the obligations and counter obligations created by the unwinding of the Pre-Restructure Swap Agreements is attached hereto as Schedule II.

         Q........In  December of 1999, the Borrower  received a tax refund from the State of Louisiana in the amount of $2,647,970.14 (the "LA Tax Refund"). The proceeds of the LA Tax Refund were placed in the Funding Account, and the entire amount of such proceeds has since been used by the Borrower, with the consent of the Agent and the Lenders, to pay for the short-term working capital needs of the Borrower.

         R........On  January 18,  2000,  the  Borrower  and ICRM entered into a settlement agreement whereby ICRM paid to the Borrower $3,100,0000 in settlement of the Borrower's claims concerning the Materials Handling Facility (the "ICRM Settlement Proceeds").

         S........The  Lenders have asserted  that,  following the  Construction
Loan Maturity Date, Conversion and Completion occurred and certain of the Sponsors' obligations under the DRI Purchase Agreements to purchase DRI became operative. The Borrower, the Sponsors and GSI (collectively, the "AIR Parties") have disputed these assertions. The AIR Parties and the Lenders, however, have decided to resolve their disputes in accordance with this Agreement.

         T........The  AIR Parties have  requested that the Lenders (i) agree to restructure the Loans, including the deferral of significant portions of principal and interest, (ii) consent to the restructuring of the DRI Purchase Agreements and (iii) agree to certain terms regarding the sale of the Project and the amounts which the Sponsors would be required to pay to be relieved of their obligations in connection with the Project.

         U........The  Lenders  have  agreed  to  do  so,  upon  the  terms  and conditions set forth herein, in consideration of (i) the Borrower's agreement to eliminate the significance of Conversion, Completion and the Pricing Changeover Date and (ii) the Sponsors' agreement to purchase DRI on an ongoing basis in certain amounts and to pay certain sums in order to be relieved of their obligations in connection with the Project upon the occurrence of certain events as set forth herein.

         NOW, THEREFORE, for valuable consideration, the mutual receipt of which is hereby acknowledged, the parties hereto hereby agree as follows:

                  1.       Definitions.
                           -----------


                  In addition to the definitions set forth or incorporated elsewhere herein, the following terms used herein shall have the following meanings (such definitions to be equally applicable to both the singular and the plural forms of the defined terms):

                  "Aggregate LOI Net Project Sale Proceeds" means LOI Net Project Sale Proceeds plus any Net Project Sale Proceeds Supplement.

                  "Aggregate Net Project Sale Proceeds" means Net Project Sale Proceeds plus any Net Project Sale Proceeds Supplement.

                  "Amendment Date" means the date of this Agreement.

                  "Amendment  Date Payments" shall have the meaning set forth in
Section 4.

                  "Amendment Date Principal Reduction" shall have the meaning set forth in Section 4(a).

                  "Borrower's Swap Unwind Proceeds" shall have the meaning set forth in Section 5.

                  "Bond LC Fees" shall have the meaning set forth in the Restructure Credit Agreement.

                  "BSC Shortfall Share Loan Agreement" means a loan agreement in the form of that attached hereto as Exhibit A-1, executed by BSC, the Agent and the Lenders in connection with BSC's issuance of Shortfall Share Notes in favor of the Lenders.

                  "Discounted Amount" means, as applicable,  an amount equal to:
         (a) if Aggregate Net Project Sale Proceeds are greater than or equal to $100,000,000 but equal to or less than $130,000,000, $15,000,000 minus
         6.25 cents ($.0625) for every dollar by which Aggregate Net Project Sale Proceeds exceed $100,000,000, or (b) if Aggregate Net Project Sale Proceeds are greater than $130,000,000, the Shortfall Share multiplied by seventy-five percent (75%).

                  "Foreclosure Discounted Amount" means, as applicable, an amount equal to: (a) if Foreclosure Sale Proceeds are greater than or equal to $100,000,000 but equal to or less than $130,000,000, $15,000,000 minus 6.25 cents ($.0625) for every dollar by which Foreclosure Sale Proceeds exceed $100,000,000, or (b) if Foreclosure Sale Proceeds are greater than $130,000,000, the Foreclosure Shortfall Share multiplied by seventy-five percent (75%).

                  "Foreclosure Sale" shall have the meaning set forth in Section 13.

                  "Foreclosure Sale Proceeds" means, as applicable, following transfer of title to the Facility pursuant to a Foreclosure Sale: (a) the amount of cash sale proceeds available for immediate payment to the Agent, for the benefit of the Lenders, for application to the Restructure Loans and/or the Bond LC Obligations or (b) in the case of a successful credit bid by a Lender Party, the amount of any credit bid proceeds available for immediate credit to the Restructure Loans and/or Bond LC Obligations.

                  "Foreclosure Shortfall Share" shall mean, upon a Foreclosure Sale, an amount equal to the Shortfall Share that would have been due from a Sponsor if a Project Sale generating Net Project Sale Proceeds equal to the greater of (a) $100,000,000 or (b) the amount of Foreclosure Sale Proceeds, had occurred pursuant to and in accordance with Section 11 of this Agreement.

                  "GSI Shortfall Share Guaranty" means a guaranty, in the form of that attached as Schedule 4.1(a)(iii) to the GSTOC Shortfall Share Loan Agreement, executed by GSI in connection with GSTOC's issuance of Shortfall Share Notes in favor of the Lenders.

                  "GSTOC Shortfall Share Loan Agreement" means a loan agreement in the form of that attached hereto as Exhibit A-2, executed by GSTOC, the Agent and the Lenders in connection with GSTOC's issuance of Shortfall Share Notes in favor of the Lenders.

                  "In-Kind Discounted Amount" means, as applicable, an amount equal to: (a) if Aggregate LOI Net Project Sale Proceeds are greater than or equal to $100,000,000 but equal to or less than $130,000,000, $15,000,000 minus 6.25 cents ($.0625) for every dollar by which Aggregate LOI Net Project Sale Proceeds exceed $100,000,000, (b) if Aggregate LOI Net Project Sale Proceeds are greater than $130,000,000, the In-Kind Shortfall Share multiplied by seventy-five percent (75%) or
         (c) if title to the Project Assets or the membership interests in the Borrower are transferred to the Lenders pursuant to the Lenders' exercise of an In-Kind Call Option that was triggered by an event other than a Triggering LOI, $15,000,000.

                  "In-Kind  Call  Option"  shall have the  meaning  set forth in
Section 12(a).

                  "In-Kind Shortfall Amount" means: (a) in the event an LOI triggers the Lenders' exercise of the In-Kind Call Option, an amount equal to (i) the Sale Formula Amount, minus (ii) the amount of Aggregate LOI Net Project Sale Proceeds, minus (iii) the aggregate amount of principal paid on the Tranche A Term Loans and the Tranche B Term Loans (each as defined in Section 6(a) below) before the transfer of title to the Project, or of the membership interests in the Borrower, to the Lenders or their designee, minus (iv) payments made pursuant to Section 4.01(a) of the Restructure Credit Agreement before the transfer of title to the Project, or of the membership interests in the Borrower, to the Lenders or their designee, but only to the extent such payments have not been applied to Tranche A Term Loans or Tranche B Term Loans; or (b) in the event the Lenders' exercise of an In-Kind Call Option is not triggered by an LOI, (i) $50,000,000, minus (ii) the aggregate amount of principal paid on the Tranche A Term Loans and the Tranche B Term Loans before the transfer of title to the Project, or of the membership interests in the Borrower, to the Lenders or their designee, minus (iii) payments made pursuant to Section 4.01(a) of the Restructure Credit Agreement before the transfer of title to the Project, or of the membership interests in the Borrower, to the Lenders or their designee, but only to the extent such payments have not been applied to Tranche A Term Loans or Tranche B Term Loans.

                  "In-Kind Shortfall Share" means fifty percent (50%) of the In-Kind Shortfall Amount.

                  "Lender Party" means the Agent, a Lender or any Person which is controlled by one or more of the Lenders. For purposes of this definition, "control" (including, with correlative meanings, the term "controlled by"), as used with respect to any Person, shall mean the ownership of more than fifty percent (50%) of the outstanding voting securities of such Person and the possession, directly or indirectly, of the power to direct or cause the direction of the management and policies of such Person.

                  "Lender  Warrant"  shall have the meaning set forth in Section
14.

                  "LOI" means a fully-executed, bona fide letter of intent or contract, with customary terms, for a Project Sale to a bona fide third-party purchaser capable, in the Lenders' reasonable judgment, of performing thereunder.

                  "LOI Net Project Sale Proceeds" means the amount of the Net Project Sale Proceeds that would be generated by a closing of a Project Sale pursuant to a particular LOI, assuming reasonable and customary costs of closing.

                  "Minimum Cash Payment" means immediately available funds in an amount equal to the greater of: (i) (A) $120,000,000, if a Project Sale is closed on or before December 31, 2000 or (B) $100,000,000, if a Project Sale is closed after December 31, 2000 and (ii) the Net Project Sale Proceeds.

                  "Mutual  Release"  shall have the meaning set forth in Section
19.

                  "Net Project Sale Proceeds" means the cash amount of sale proceeds available for immediate payment to the Agent, for the benefit of the Lenders, upon closing of a Project Sale.

                  "Net Project Sale Proceeds Supplement" means a cash amount equal to the amount by which $100,000,000 exceeds, as applicable, the Net Project Sale Proceeds or the LOI Net Project Sale Proceeds.

                  "Non-Controlled Third Party" means any Person that does not qualify as a Lender Party.

                  "Payoff  Amount"  means,  at any time,  the  aggregate  of the outstanding balance of principal and accrued interest on the Restructure Loans, any amounts necessary to fully cash-collateralize the Bond Letter of Credit, and any and all other amounts due and payable under the Restructure Credit Documents.

                  "Pre-Restructure Bond LC Fees" shall have the meaning given to such term in Recital M hereof.

                  "Pre-Restructure Indebtedness" means a collective reference to
         the   Pre-Restructure   Loans,  the   Pre-Restructure   Interest,   the
         Pre-Restructure Bond LC Amount and the Pre-Restructure Bond LC Fees.

                  "Proceeding" means any insolvency, bankruptcy, receivership, dissolution, reorganization or similar proceeding, whether federal or state, voluntary or involuntary, under any present or future law or act.

                  "Project Assets" means, collectively, all real and personal property, tangible or intangible, of the Borrower, excluding the Borrower's interests in the Restructure DRI Purchase Agreements.

                  "Project Sale" means either (a) a sale (evidenced by transfer of title), wholly for immediately available cash, of all or substantially all Project Assets by the Borrower to a third party, or
         (b) a transfer, wholly for immediately available cash, by the Sponsors to a third party of one hundred percent (100%) of the membership interests in the Borrower.

                  "Restructure   Credit   Documents"   shall  mean  the  "Credit
         Documents" as defined in the Restructure Credit Agreement.

                  "Restructure Credit Agreement" shall have the meaning set forth in Section 7.

                  "Restructure DRI Purchase Agreements" shall have the meaning set forth in Section 7.

                  "Restructure  Loans"  shall  have  the  meaning  set  forth in
Section 6.

                  "Restructure  Notes"  shall  have  the  meaning  set  forth in
Section 6.

                  "Restructure Project Documents" shall mean the "Project Documents" as defined in the Restructure Credit Agreement, but shall not include any Shortfall Share Loan Agreement, Shortfall Share Note or GSI Shortfall Share Guaranty.

                  "Restructure   Security  Deposit  Agreement"  shall  have  the
         meaning set forth in Section 7.

                  "Restructure Sponsor Performance and Indemnity Agreements" shall have the meaning set forth in Section 7.

                  "Sale Formula Amount" means an amount equal to the sum of: (a) fifty percent (50%) of, as applicable, the Aggregate Net Project Sale Proceeds or the Aggregate LOI Net Project Sale Proceeds plus (b) $100,000,000.

                  "Sale Formula Period" means the period from the Amendment Date through May 5, 2003.

                  "Shortfall Amount" means, in connection with a Project Sale, the amount, if any, by which the Sale Formula Amount exceeds the Aggregate Net Project Sale Proceeds, minus the aggregate amount of principal paid on the Tranche A Term Loans and the Tranche B Term Loans before the Project Sale occurred, minus payments made pursuant to
         Section 4.01(a) of the Restructure Credit Agreement before the Project Sale occurred, but only to the extent such payments have not been applied to Tranche A Term Loans or Tranche B Term Loans.

                  "Shortfall Share" means fifty percent (50%) of the Shortfall Amount.

                  "Shortfall Share Loan Agreement" means, as applicable, a BSC Shortfall Share Loan Agreement or a GSTOC Shortfall Share Loan Agreement.

                  "Shortfall Share Note" means a promissory note, in form of that attached as Schedule 2.4 to a Shortfall Share Loan Agreement, delivered by a Sponsor to a Lender to pay all or a portion of such Lender's ratable share of such Sponsor's respective Shortfall Share, In-Kind Shortfall Share, or Foreclosure Shortfall Share, as applicable.

                  "Sponsor/Borrower Mutual Release" shall have the meaning set forth in Section 19.

                  "Termination  Agreement"  shall have the  meaning set forth in
Section 8.

                  "Tranche A Term Loans", "Tranche B Term Loans", "Tranche C Term Loans" and "Tranche D Term Loans" shall have the respective meanings given to such terms in Section 6.

                  "Triggering LOI" shall have the meaning set forth in Section 12(a).

                  2.       Conditions Precedent.
                           --------------------


         As conditions precedent to the effectiveness of this Agreement:

                  (a)      Borrower shall have made the Amendment Date Payments;

                  (b) Borrower and Sponsors shall have (or, where applicable, caused to have been) executed and delivered to the Agent, for the benefit of the Lenders, each of the documents referred to in Section 7 below;

                  (c) Borrower and Sponsors shall have (or, where applicable, caused to have been) executed and delivered to the Agent, for the benefit of the Lenders, each of the documents referred to in Section
         6.01 of the Restructure Credit Agreement and have otherwise satisfied all conditions precedent to the effectiveness of the Restructure Credit Agreement as set forth in Section 6.01 thereof;

               (d) The  parties  hereto  each  shall  have  executed  the Mutual
          Release;

               (e) The AIR Parties each shall have executed the Sponsor/Borrower Mutual Release and delivered a copy thereof to the Agent; and

               (f) The Borrower shall have executed and delivered to the Agent, for the benefit of the Lenders, the Lender Warrant.

     3. Waiver of Pre-Restructure Defaults. The Agent and the Lenders hereby waive Defaults and Events of Default that existed under the Credit Agreement prior to the Amendment Date; provided, however, that this waiver shall in no way modify or affect the obligations of the Borrower to comply fully with each and every term and condition of the Restructure Credit Agreement and the other Restructure Credit Documents from and after the date hereof.

     4. Amendment Date Payments. On or before the Amendment Date, the Borrower shall make the following payments (collectively, the "Amendment Date Payments"):

          (a) Amendment Date Principal Reduction. Pay to the Agent for the benefit of the Lenders the sum of $2,750,000 (the "Amendment Date Principal Reduction") for application to the outstanding principal balance of the Pre-Restructure Loans immediately prior to the restructuring of the Pre-Restructure Indebtedness in accordance with the terms of this Agreement;

          (b) Cash Collateral Contingency Fund. Deliver to the Deposit Agent the sum of $350,000 for the Deposit Agent to retain as cash collateral for the Restructure Loans and Bond LC Obligations in accordance with the Restructure Security Deposit Agreement; and

          (c) Reimbursement of Expenses of Agent and Lenders. Pay to the Agent for the benefit of the Lenders the sum of $_________ to reimburse the Agent and the Lenders for their unreimbursed actual costs and expenses incurred through the Amendment Date in connection with the Project.

The parties hereby agree that the entire ICRM Settlement Proceeds shall be applied toward the funding of the Amendment Date Payments.

     5. Release of Net Swap Agreement Proceeds. The Agent, at the direction of the Lenders, hereby releases its security interest, held for the benefit of the Lenders, and each Hedge Counterparty hereby releases its security interest, in any proceeds due the Borrower as a result of the unwinding of the Pre-Restructure Swap Agreements ("Borrower's Swap Unwind Proceeds") to allow the Borrower to use such proceeds to fund a portion of the Amendment Date Payments; provided, however, that Borrower's Swap Unwind Proceeds shall first be used to satisfy any obligations of Borrower to Swap Counterparties generated by the unwinding of the Pre-Restructure Swap Agreements.

         6.       Restructure Credit Facility


     (a)  Tranche  Allocation.   The  Pre-Restructure   Indebtedness  is  hereby
restructured as follows:

                           (i) $47,779,957.53 of the Pre-Restructure Loans shall
                  be deemed to be the "Tranche A Term Loans", and $2,220,042.47 of the Pre-Restructure Bond LC Amount shall hereafter be considered the "Tranche A Bond LC Amount";

                           (ii) $92,932,017.40 of the Pre-Restructure Loans shall be deemed to be the "Tranche B Term Loans" and $4,317,982.60 of the Pre-Restructure Bond LC Amount shall hereafter be considered the "Tranche B Bond LC Amount";

                           (iii) $33,445,970.27 of the Pre-Restructure Loans, $10,995,305.94 of Pre-Restructure Interest and $125,931.45 of the Pre-Restructure Bond LC Fees shall be deemed to be term loans in the aggregate principal amount of $44,567,207.66 (the "Tranche C Term Loans") and $1,554,029.72 of the Pre-Restructure Bond LC Amount shall hereafter be considered the "Tranche C Bond LC Amount" (collectively, the Tranche A Bond LC Amount, the Tranche B Bond LC Amount and the Tranche C Bond LC Amount shall be referred to as the "Bond LC Amounts"); and

                           (iv) $3,665,101.98 of Pre-Restructure Interest and $41,977.15 of Pre-Restructure Bond LC Fees shall be deemed to be term loans in the aggregate principal amount of $3,707,079.13 (the "Tranche D Term Loans"; collectively, the Tranche A Term Loans, Tranche B Term Loans, Tranche C Term Loans and Tranche D Term Loans shall be referred to as the "Restructure Loans").

                  (b) Evidence of Indebtedness/Security. The Restructure Loans shall be evidenced by amended and restated promissory notes issued in connection therewith (the "Restructure Notes") and governed in accordance with the terms and conditions of the Restructure Credit Agreement. The restructuring of the Pre-Restructure Loans, Pre-Restructure Interest and Pre-Restructure Bond LC Fees by the Restructure Loans is not intended by the parties hereto to be and should not be construed as a novation. The Restructure Loans shall continue to be secured by the Security Documents.

                  (c) Bond Letter of Credit. The Bond Letter of Credit shall remain outstanding under its current terms in conformity with the Bond Documents. The Borrower's obligations with respect to the Bond Letter of Credit and the Bond LC Amounts shall be governed in accordance with the Restructure Credit Agreement. The Bond LC Obligations shall continue to be secured by the Security Documents.

     7. Restructure Project Documents. Contemporaneously with the full execution of this Agreement:

               (a) The Credit Agreement shall be amended and restated by an Amended and Restated Credit and Reimbursement Agreement (the
          "Restructure Credit Agreement") among the Borrower, the Lenders and the Agent dated as of the Amendment Date;

               (b) The Notes shall be amended and restated by the Restructure Notes;

               (c) The DRI Purchase Agreements shall be amended and restated by Amended and Restated DRI Purchase Agreements (the "Restructure DRI Purchase Agreements");

               (d) The Security Deposit  Agreement shall be amended and restated
          by  an  Amended  and  Restated   Security   Deposit   Agreement   (the
          "Restructure Security Deposit Agreement"); and

                  (e) The Sponsor Performance and Indemnity Agreements shall be amended and restated by Amended and Restated Sponsor Performance and
         Indemnity Agreements (the "Restructure Sponsor Performance and Indemnity Agreements").

     8. Termination of Equity Contribution Agreement. The Agent and the AIR Parties shall terminate the Equity Contribution Agreement and any corresponding Assignment and Consent to Assignment by executing, simultaneously with the execution of this Agreement, a Termination Agreement in the form of that attached hereto as Exhibit D hereto.

     9. Trade Credit Security. The Agent and the Lenders agree to consider in good faith, and on a case-by-case basis, requests by the Borrower to use certain of its inventory assets to secure trade creditors. Any subordination of the Agent's liens held on behalf of the Lenders to facilitate the Borrower's procurement of trade credit, however, shall be made in the sole discretion of the Lenders on terms and conditions satisfactory to the Lenders in their sole discretion.

     10. Project Documents. The Lenders agree to consider in good faith directing the Agent to consent to any restructuring of Restructure Project Documents proposed by the Borrower. Any such direction to consent, however, shall be in the sole good faith discretion of the Lenders based on the Lenders' belief that the proposed Restructure Project Documents restructuring in question shall not on balance be prejudicial to the Lenders' legitimate interests.

     11. Sale of the Project. (a) Release of Liens. At any time during the Sale Formula Period, the AIR Parties shall have the right, subject to the In-Kind Call Option, rights and remedies of the Agent and the Lenders arising after an Event of Default (as defined in the Restructure Credit Agreement) and the other terms and conditions of this Agreement, to effect a Project Sale free and clear of any interests of the Agent and the Lenders upon a tendering to the Agent, for the benefit of the Lenders, of the Sale Formula Amount in accordance with the terms hereof, provided that (i) no installments of accrued interest on the Restructure Loans are past due, (ii) no Bond LC Fees are past due, (iii) the Sale Formula Amount shall not be less than $150,000,000, (iv) at the closing of such Project Sale, the Agent, for the benefit of the Lenders, shall receive the Minimum Cash Payment, (v) the Borrower shall have first repaid the full outstanding balance of the Tranche D Term Loans and (vi) the Borrower shall have first paid to PSI any and all amounts necessary to extinguish the PSI Lien. Upon such a tendering by the AIR Parties to the Agent, for the benefit of the Lenders, of the Sale Formula Amount (including the Minimum Cash Payment and, if a Shortfall Amount exists, the Shortfall Shares) in accordance with the terms hereof, the Borrower shall be released from its obligations to the Agent, the Lenders and the Sponsors under any and all of the Restructure Project Documents and the Sponsors shall be released from their obligations to the Agent, the Lenders and the Borrower under any and all of the Restructure Project Documents; provided, however that the Mutual Release and the Sponsor/Borrower Mutual Release shall survive and remain in full force and effect. In the event that the Net Project Sale Proceeds from a proposed sale would not generate a Sale Formula Amount of at least $150,000,000, the Borrower shall be entitled to supplement such Net Project Sale Proceeds with a Net Project Sale Proceeds Supplement.

     (b) Shortfall Amount. To the extent that a Project Sale pursuant to Section 11(a) yields a Shortfall Amount, each of the Sponsors shall be obligated to immediately pay to the Lenders its Shortfall Share.

     (c) Payment of Shortfall Shares. Each Sponsor shall be entitled to the following options in connection with the payment of any Shortfall Share:

                           (i) Shortfall Share Notes. The Sponsor shall be entitled to pay any Shortfall Share via the delivery to the Agent of Shortfall Share Notes. Shortfall Share Notes issued by a Sponsor shall be in an aggregate face amount equal to that portion of such Sponsor's Shortfall Share not paid in cash at closing of the Project Sale and shall be dated as of the date the Shortfall Share is due. In connection with the issuance of such Shortfall Share Notes, (A) the issuing
                  Sponsor, the Agent and the Lenders shall enter into a Shortfall Share Loan Agreement and (B) if applicable, GSI shall execute and deliver to the Agent the GSI Shortfall Share Guaranty, each of the foregoing dated as of the date the Shortfall Share is due. Each Sponsor's right to pay any Shortfall Share via the delivery to the Agent of Shortfall Share Notes shall be independent of the other Sponsor's right to do so.

                           (ii) Discounted  Amount.  Alternatively,  immediately
                  upon closing of a Project Sale, the Sponsor shall have a one-time right to satisfy any Shortfall Share by the payment to the Lenders of the full Discounted Amount in cash. Each Sponsor's right to take advantage of the Discounted Amount shall be independent of the other Sponsor's right to do so.

                  (d) Examples. Several examples of calculations of the Sale Formula Amount and Shortfall Shares in accordance with this Section 11 are attached hereto as Schedule III.

                  (e) Notice. The Agent and the Lenders and the AIR Parties hereby agree to keep each other apprised of all negotiations concerning potential Project Sales and the proposed purchase price or range of prices discussed or proposed. The Borrower and the Sponsors shall submit to the Lenders (i) any Project Sale offer they receive within five (5) Business Days of receipt and (ii) any LOI within three (3)
         Business Days of execution. The Borrower and the Sponsors shall simultaneously submit with any LOI written confirmation of the Sponsors' intent, and evidence reasonably satisfactory to the Lenders of the Sponsors' ability, to close a Project Sale in accordance with the terms hereof pursuant to such LOI. The Lenders will evaluate and consider all Project Sale offers submitted by Borrower or the Sponsors during the Sale Formula Period that do not conform to the terms set forth herein, but in no event shall the Lenders be required to assent to or accommodate any such non-conforming offer.

                  (f) Required Sales. Borrower and Sponsors agree to use their best efforts to consummate a Project Sale, upon the terms set forth in this Section 11, to any good faith qualified buyer nominated by the Lenders who is willing to purchase the Project Assets or the membership interests in the Borrower at a price that would yield: (i) a minimum Sale Formula Amount of $150,000,000 (without any Net Project Sale Proceeds Supplement) and (ii) the Minimum Cash Payment; provided, however, that the terms and conditions of any such Project Sale may not include conditions of sale reasonably unacceptable to either Sponsor and may not require or result in any continuing obligations of either Sponsor, other than the payment by the Sponsors of any Shortfall Amount generated by such sale in accordance with the terms of this Section 11.

                  12.      In-Kind Call Option.
                           -------------------


                  (a) Exercise. The Lenders may, at their sole option and in their absolute discretion, elect to take title (or have their designee take title) to either the Project Assets or the membership interests in the Borrower upon the earliest to occur of: (i) delivery to the Agent of (A) an executed LOI and (B) written confirmation of the Sponsors' intent, and evidence reasonably satisfactory to the Lenders of the Sponsors' ability, to close a Project Sale in accordance with the terms of Section 11 hereof pursuant to such an LOI (collectively, a "Triggering LOI"); (ii) a Proceeding instituted by or against either of the Sponsors; or (iii) May 5, 2003 (an "In-Kind Call Option"). Under no circumstances shall the Agent or the Lenders ever be required to take title to any portion of the Project or any membership interest in the Borrower unless they so elect.

                  (b) Lapse. Upon receipt of a Triggering LOI, the Agent must confirm any intent to exercise the resulting In-Kind Call Option in writing to the Borrower and the Sponsors within twenty (20) days or the In-Kind Call Option shall lapse; provided, however, that (i) in the event the AIR Parties have not satisfied their notice obligations described in Section 11(e) of this Agreement, the period for the Lenders to confirm their intent to exercise their In-Kind Call Option set forth in this section shall, upon Notice by the Agent to the Borrower, be extended by twenty-five (25) days, (ii) a change in the price term of the Project Sale contemplated by a Triggering LOI shall reinstate the In-Kind Call Option for a new twenty (20) day period, such period to commence from the date the change in price term is communicated to the Agent in writing, and (iii) a new In-Kind Call Option shall arise if either of the circumstances described in subsections (ii) and (iii) of Section 12(a) occurs before the Project Sale contemplated by a Triggering LOI closes. In the event that an In-Kind Call Option is triggered by either of the circumstances described in subsections (ii) or (iii) of Section 12(a), the Agent must confirm any exercise of such In-Kind Call Option in writing to the Borrower and the Sponsors on or before the ninetieth (90th) day after the In-Kind Call Option is triggered or the In-Kind Call Option shall lapse.

                  (c) In-Kind Shortfall Amount. To the extent that transfer of title to the Project or the membership interests in the Borrower pursuant to the exercise of the In-Kind Call Option yields an In-Kind Shortfall Amount, each of the Sponsors shall be obligated to immediately pay to the Lenders its In-Kind Shortfall Share.

                  (d) Satisfaction of Obligations. Upon (i) transfer of title to the Project or the membership interests in the Borrower pursuant to the exercise of the In-Kind Call Option and (ii) receipt by the Agent of
         (A) if the option is triggered by an LOI, any Net Project Sale Proceeds Supplement and (B) the In-Kind Shortfall Shares, the Borrower shall be released from its obligations to the Agent, the Lenders and the Sponsors under any and all of the Restructure Project Documents and the Sponsors shall be released from their obligations to the Agent, the Lenders and the Borrower under any and all of the Restructure Project Documents; provided, however that the Mutual Release and the Sponsor/Borrower Mutual Release shall survive and remain in full force and effect.

               (e) Payment of In-Kind Shortfall Shares. Each Sponsor shall be entitled to the following options in connection with the payment of any In-Kind Shortfall Share:

                           (i) Shortfall Share Notes. The Sponsor shall be entitled to pay any In-Kind Shortfall Share via the delivery to the Agent of Shortfall Share Notes. Shortfall Share Notes issued by a Sponsor shall be in an aggregate face amount equal to that portion of such Sponsor's In-Kind Shortfall Share not paid in cash upon the transfer of title to the Project or the membership interests in the Borrower pursuant to the exercise of the In-Kind Call Option and shall be dated as of the date the In-Kind Shortfall Share is due. In connection with the issuance of such Shortfall Share Notes, (A) the issuing
                  Sponsor, the Agent and the Lenders shall enter into a Shortfall Share Loan Agreement and (B) if applicable, GSI shall execute and deliver to the Agent the GSI Shortfall Share Guaranty, each of the foregoing dated as of the date the In-Kind Shortfall Share is due. Each Sponsor's right to pay any In-Kind Shortfall Share via the delivery to the Agent of Shortfall Share Notes shall be independent of the other Sponsor's right to do so.

                           (ii) In-Kind Discounted Amount. Alternatively, immediately upon the transfer of title to the Project or the membership interests in the Borrower pursuant to the exercise of the In-Kind Call Option, the Sponsor shall have a one-time right to satisfy any Shortfall Share by the payment to the Lenders of the full In-Kind Discounted Amount in cash. Each Sponsor's right to take advantage of the In-Kind Discounted Amount shall be independent of the other Sponsor's right to do so.

                  (f) Further Assurances. Upon an exercise of the In-Kind Call Option by the Lenders in accordance with the terms hereof, the Borrower and the Sponsors, as applicable, shall promptly take any action reasonably requested by the Lenders to effect the transfer of the Project Assets or the membership interests of the Sponsors, as applicable, to the Lenders or the Lenders' nominee.

         13.      Foreclosure.


                  (a) Foreclosure Shortfall Shares. If after an Event of Default (as defined in the Restructure Credit Agreement), the Agent, on behalf of the Lenders, causes a foreclosure sale (a "Foreclosure Sale") of the Facility to occur, then upon transfer of title to the Facility pursuant to such Foreclosure Sale:

               (i) Sale to a Non-Controlled Third Party. In the event that the Facility is sold to a Non-Controlled Third Party:

                                    (A) Non-Defaulting  Sponsor. A Sponsor which
                           is not in default of any of its material obligations under the Restructure Project Documents shall be released from its obligations to the Agent, the Lenders and the Borrower under any and all of the Restructure Project Documents, if it immediately pays to the Agent, for the benefit of the Lenders, a Foreclosure Shortfall Share; provided, however, that the Mutual Release and the Sponsor/Borrower Mutual Release shall survive and remain in full force and effect; and

                         (B) Defaulting  Sponsor.  A Sponsor which is in default
                    of any one or more of its material obligations under any Restructure Project Document shall remain bound by any and all Restructure Project Documents to which it is a party; and

                           (ii) Sale to a Lender Party for $100,000,000 or More.
                  In the event that the Facility is sold to a Lender Party and such sale generates Foreclosure Sale Proceeds equal to or greater than $100,000,000:

                                    (A) Non-Defaulting  Sponsor. A Sponsor which
                           is not in default of any of its material obligations under the Restructure Project Documents shall be released from its obligations to the Agent, the Lenders and the Borrower under any and all of the Restructure Project Documents, if it immediately pays to the Agent, for the benefit of the Lenders, a Foreclosure Shortfall Share; provided, however, that the Mutual Release and the Sponsor/Borrower Mutual Release shall survive and remain in full force and effect; and

                         (B) Defaulting  Sponsor.  A Sponsor which is in default
                    of any one or more of its material obligations under any Restructure Project Document shall remain bound by any and all Restructure Project Documents to which it is a party; and

                           (iii)   Sale  to  a  Lender   Party   for  Less  Than
                  $100,000,000. In the event that the Facility is sold to a Lender Party and such sale generates less than $100,000,000 of Foreclosure Sale Proceeds:

                         (A) Non Defaulting  Sponsor.  A Sponsor which is not in
                    default of any of its material obligations under the Restructure Project Documents:

                                            (I)  shall  be  released   from  its
                                    obligations  to the Agent,  the  Lenders and
                                    the  Borrower  under  any  and  all  of  the
                                    Restructure   Project   Documents,   if   it
                                    immediately  pays  to  the  Agent,  for  the
                                    benefit of the Lenders:  (x) an amount equal
                                    to fifty  percent (50%) of the amount of the
                                    difference  between   $100,000,000  and  the
                                    Foreclosure   Sale   Proceeds   and   (y)  a
                                    Foreclosure   Shortfall   Share;   provided,
                                    however,  that the  Mutual  Release  and the
                                    Sponsor/Borrower    Mutual   Release   shall
                                    survive and remain in full force and effect;
                                    or

                                            (II)  if  such   Sponsor   fails  to
                                    satisfy the  conditions set forth in Section
                                    13(a)(iii)(A)(I)  for  a  release  from  its
                                    obligations  under the  Restructure  Project
                                    Documents,  such Sponsor  shall remain bound
                                    by any and all Restructure Project Documents
                                    to  which  it  is  a  party,  including  its
                                    respective    Restructure    DRI    Purchase
                                    Agreement;  provided,  however,  that if the
                                    other  Sponsor is not  performing  under its
                                    Restructure  DRI  Purchase  Agreement,   the
                                    Invoice Price (as defined in the Restructure
                                    DRI  Purchase  Agreements)  for DRI  paid by
                                    such  Sponsor  shall  equal  the  applicable
                                    Special  Adjusted  Price (as  defined in the
                                    Restructure   DRI   Purchase    Agreements),
                                    ignoring  the effect of any  application  of
                                    Foreclosure Sale Proceeds to the Restructure
                                    Loans  and/or  Bond  LC   Obligations;   and
                                    provided further,  however, that if a Lender
                                    Party  contracts  to  transfer  title to the
                                    Facility to a Non-Controlled  Third Party at
                                    any time prior to May 5, 2003, such Sponsor,
                                    so  long  as  it is  not  then  in  material
                                    default of any Restructure  Project Document
                                    to which it is a  party,  shall be  released
                                    from  its  obligations  to  the  Agent,  the
                                    Lenders and the  Borrower  under any and all
                                    of the Restructure Project Documents,  upon,
                                    within thirty (30) days of receiving written
                                    notice of such  contract  to  transfer,  its
                                    payment to the Agent, for the benefit of the
                                    Lenders,  of a Foreclosure  Shortfall Share;
                                    provided that (x) the Mutual Release and the
                                    Sponsor/Borrower    Mutual   Release   shall
                                    survive  and remain in full force and effect
                                    and (y) for avoidance of doubt,  the parties
                                    hereto  agree  that the  price at which  the
                                    Facility    is     transferred    to    such
                                    Non-Controlled  Party  shall have no bearing
                                    on  the   calculation  of  the   Foreclosure
                                    Shortfall Share; and

                                    (B) Defaulting  Sponsor.  A Sponsor which is
                           in default of any one or more of its material obligations under any Restructure Project Document shall remain bound by any and all Restructure Project Documents to which it is a party.

                  (b) Right to Arrange Resale. In the event that a Lender Party takes title to the Facility pursuant to a Foreclosure Sale, a Sponsor who is not in default of any of its material obligations under the Restructure Project Documents shall have the right to market the Facility to third parties until the earlier of (i) the date that such Lender Party contracts in good faith to transfer title to the Facility to a Non-Controlled Third-Party and (ii) May 5, 2003. In the event that prior to such earlier date such Sponsor (or the other Sponsor) produces a bona fide, ready, willing and able purchaser for the Facility for at least $100,000,000 in cash, the Lenders shall either: (x) cause such Lender Party to consummate a sale of the Facility to such third party as soon as practicable subject to the provisions of Section 13(a)(iii)(A)(II) or (y) within thirty (30) days of receiving such offer notify such Sponsor in writing that the Lender Party is not willing to sell the Facility to such third party, in which case such Sponsor shall be released from its obligations to the Agent, the Lenders and the Borrower under any and all of the Restructure Project Documents upon, within thirty (30) days of receiving such notice, its payment to the Agent, for the benefit of the Lenders, of a Foreclosure Shortfall Share; provided, however, that (i) the Mutual Release and the Sponsor/Borrower Mutual Release shall survive and remain in full force and effect and (ii) for avoidance of doubt, the parties hereto agree that the price term of the offer from the third party nominated by a Sponsor shall have no bearing on the calculation of the Foreclosure Shortfall Share.

                  (c) Payment of Foreclosure Shortfall Shares. A Sponsor entitled to a release as described in Section 13(a)(i)(A), 13(a)(ii)(A), 13(a)(iii)(A)(I), 13(a)(iii)(A)(II) or 13(b) shall be entitled to the following options in connection with the payment of any Foreclosure Shortfall Share:

                           (i) Foreclosure  Shortfall  Share Notes.  The Sponsor
                  shall be entitled to pay any Foreclosure Shortfall Share via the delivery to the Agent of Shortfall Share Notes. Shortfall Share Notes issued by a Sponsor shall be in an aggregate face amount equal to that portion of such Sponsor's Foreclosure Shortfall Share not paid by the Sponsor in cash upon transfer of the title to the Facility pursuant to the Foreclosure Sale and shall be dated as of the date such Foreclosure Shortfall Share is due. In connection with the issuance of such Shortfall Share Notes, (A) the issuing Sponsor, the Agent and the Lenders shall enter into a Shortfall Share Loan Agreement and (B) if applicable, GSI shall execute and deliver to the Agent the GSI Shortfall Share Guaranty, each of the foregoing dated as of the date such Foreclosure Shortfall Share is due. Each Sponsor's right to pay any Foreclosure Shortfall Share via the delivery to the Agent of Shortfall Share Notes shall be independent of any right of the other Sponsor to do so.

                           (ii) Foreclosure  Discounted  Amount.  Alternatively,
                  immediately upon the transfer of title to the Facility pursuant to a Foreclosure Sale, the Sponsor shall have a one-time right to satisfy any Foreclosure Shortfall Share by the payment to the Lenders of the full Foreclosure Discounted Amount in cash. Each Sponsor's right to take advantage of the Foreclosure Discounted Amount shall be independent of any right of the other Sponsor to do so.

         14.      Catalyst Reserve Credit.
                  -----------------------


         Notwithstanding anything in this Agreement to the contrary, if a Shortfall Share, In-Kind Shortfall Share or a Foreclosure Shortfall Share shall be due from a Sponsor, such Sponsor shall be entitled to a dollar-for-dollar credit equal to such Sponsor's ratable portion (as determined by the relative amounts funded into the account) of any amount then remaining in the Catalyst Repair Reserve Account (as defined in the Restructure Credit Agreement) not necessary to fund immediate catalyst repairs against such Shortfall Share, In-Kind Shortfall Share or Foreclosure Shortfall Share, or, if applicable, against any Discounted Amount, In-Kind Discounted Amount or Foreclosure Discounted Amount.

                  15.      Lender Warrant.
                           --------------


         Contemporaneously with the execution of this Agreement, the Borrower shall issue to the Agent, for the ratable benefit of the Lenders, a warrant (a "Lender Warrant"), representing such Lender's ratable share of 99.99% of the fully diluted common equity of the Borrower and having the following characteristics:

                  (a) Terms. The Lender Warrant shall have a strike price of $1.00 and be exercisable, after 180 days written notice to the Sponsors, at any time from and after the earlier of (i) the occurrence of an Event of Default under the Restructure Credit Agreement or (ii) May 5, 2003; provided, however, that upon an Event of Default caused by the issuance of a Termination Notice (as defined in the Restructure DRI Purchase Agreements) the Agent, on behalf of the Lenders, shall have the right to exercise the Lender Warrant immediately; and provided further, however, that the Lender Warrant shall no longer be exercisable following the earlier of (i) a Project Sale or such other event which pursuant to the terms hereof results in the release of Borrower from its obligations under the Restructure Credit Documents,
         (ii) payment of the Payoff  Amount on or after the March 31,  2013,  or
         (iii) March 31, 2027. Upon exercise of the Lender Warrant and transfer of the corresponding membership interests, the Sponsors agree to sell, and the Lenders agree to purchase, the remaining .01% interest in the Borrower for an aggregate price of $1.00.

                  (b) Call. At any time prior to the date fifteen (15) days after the Agent's exercise of the Lender Warrant, the Borrower, provided no Event of Default arising from a failure to make any payment due under the Restructure Credit Documents shall exist, shall have the right to repurchase the Lender Warrant for an amount equal to (i) the Payoff Amount plus (ii) 50% of the fair market value of the Project that is in excess of the Payoff Amount.

                  (c) Sponsors' Obligations Upon Exercise. Upon the exercise of the Lender Warrant by the Agent, (i) each Sponsor shall be severally liable to the Lenders for the In-Kind Shortfall Share that would have been applicable if the Lenders had exercised an In-Kind Call Option to take title to the Project or the membership interests in the Borrower as provided in Section 12 absent an LOI, and (ii) upon receipt by the Agent of the In-Kind Shortfall Amount from a Sponsor (paid in accordance with Section 12(c) and 12(d)), such Sponsor's obligations under the Restructure Project Documents, including but not limited to the Restructure DRI Purchase Agreements, shall terminate; provided, however, that the Mutual Release and the Sponsor/Borrower Mutual Release shall survive and remain in full force and effect.

          (d) Further Assurances. The Borrower shall execute and deliver, or cause to be executed and delivered, such documents, agreements or opinions as the Agent reasonably deems necessary to confirm the legality and enforceability of the Lender Warrant.

          16. Consent to Relief From Stay. The Borrower and the Sponsors each hereby irrevocably agree and consent that in the event that the Borrower is the subject of a Proceeding, the Agent shall be entitled to the immediate and absolute lifting of any automatic stay as to permit the Agent's enforcement of its remedies under the Restructure Credit Documents against any of the Collateral (as defined in the Restructure Credit Agreement), including specifically, but not limited to, the stay imposed by Section 362 of the United States Bankruptcy Code, as it may be amended from time to time hereafter. The Borrower and the Sponsors each hereby irrevocably consent to the immediate lifting of any such automatic stay, and will not contest any motion by the Agent to lift such stay.

         17.      Release of Contingent Equity Letter of Credit.
         Upon the effectiveness of this Agreement, the Agent shall release the GSTOC Contingent Equity Letter of Credit.

         18.      Consent to Post-Date Certain Project Documents Modifications.
                  ------------------------------------------------------------


         The Agent and each of the Lenders hereby consent to the Post-Date Certain Project Documents Modifications to the extent and only to the extent such consent is required pursuant to the Project Documents.

         19.      Waiver of Defenses.

         The Borrower hereby waives any existing (prior to the effectiveness of this Agreement) offset, counterclaim or defense, whether known or unknown, to the payment of any amounts payable by the Borrower or to the performance of any obligation by the Borrower arising under any Credit Document (as defined in the Restructure Credit Agreement) to which it is a party. Each of the Sponsors hereby waives any existing (prior to the effectiveness of this Agreement) offset, recoupment, counterclaim or defense, whether known or unknown, to the payment of any amounts payable by it or to the performance of any obligation by it arising under any Restructure Project Document to which it is a party.

         20.      Mutual Releases.

         Contemporaneously with the execution of this Agreement: (a) the parties hereto shall execute a mutual release (the "Mutual Release") in the form of that attached hereto as Exhibit B and (b) the AIR Parties shall execute a mutual release (the "Sponsor/Borrower Mutual Release") in the form of that attached hereto as Exhibit C.

         21.      Limited Modification.
                  --------------------


         Except as expressly restructured in accordance with this Agreement as of the date hereof, all the terms, provisions and conditions of the Project Documents shall remain unchanged and shall continue in full force and effect.

         22.      Authority.
                  ---------


         Each party to this Agreement represents and warrants to the other parties that it has full power and authority to enter into and perform this Agreement, and that this Agreement has been duly authorized by such party, is legal, valid and binding and enforceable against such party in accordance with its terms, and is not in contravention of any law, order or agreement by which such party is bound or of such party's organizational documents. Each of GSI, GSTOC and BSC have obtained any and all approvals and/or consents from their senior lenders, shareholders, or management which are necessary for such entity to enter into and perform its obligations under the Master Restructure
Agreement, the Restructure DRI Purchase Agreements or any other Restructure Project Documents to the extent such entity is a party to any such agreements.

         23.      Notice.
                  ------


         Any notice required by this Agreement to be given to any party shall be in writing and shall be sent in accordance with Section 13.03 of the Restructure Credit Agreement, as amended from time to time and, in the cases of the Sponsors and GSI, in accordance with Section 18 of their respective Restructure Sponsor Performance and Indemnity Agreements, as amended from time to time.

         24.      Captions.
                  --------


         Underlined captions used in this Agreement are for ease of reference only and shall not be used in the interpretation of this Agreement.

         25.      Credit Document.
                  ---------------


         This   Agreement  is  a  Credit   Document  and  shall  be   construed,
administered and applied in accordance with the terms and provisions of the Restructure Credit Agreement.

         26.      Jointly Drafted Agreements.
                  --------------------------


         The parties hereto hereby acknowledge and agree that each of them is jointly responsible for the drafting and negotiation of all the terms and provisions contained in this Agreement and in all the schedules, exhibits and other agreements delivered in connection herewith, and that no such terms and provisions should as a result of such negotiation and drafting be strictly construed against any such party.

         27.      Entire Agreement.
                  ----------------


         This Agreement, together with the other Restructure Project Documents, constitutes the complete and final agreement by and among the parties hereto. There are no other understandings or agreements, whether oral or written, among the parties hereto with respect to the matters addressed by this Agreement; and no prior understandings or agreements with respect to the subject matter hereof shall survive execution and delivery of this Agreement.

         28.      Governing Law; Jurisdiction and Venue.
                  -------------------------------------


                    (a) THIS AGREEMENT SHALL BE CONSTRUED IN ACCORDANCE WITH THE
               LAWS OF NORTH CAROLINA.

                (b)      EACH AIR PARTY HEREBY IRREVOCABLY AND UNCONDITIONALLY:

                           (i) SUBMITS FOR ITSELF AND ITS PROPERTY, IN ANY LEGAL
                  ACTION OR PROCEEDING RELATING TO THIS AGREEMENT, THE NOTES OR ANY SECURITY DOCUMENT OR FOR RECOGNITION AND ENFORCEMENT OF ANY JUDGMENT IN RESPECT THEREOF, TO THE NON-EXCLUSIVE GENERAL JURISDICTION OF THE COURTS OF THE STATE OF NORTH CAROLINA, THE COURTS OF THE UNITED STATES OF AMERICA FOR THE WESTERN DISTRICT OF NORTH CAROLINA, AND APPELLATE COURTS FROM ANY THEREOF;

                           (ii) CONSENTS THAT ANY SUCH ACTION OR PROCEEDING  MAY
                  BE BROUGHT IN SUCH COURTS, AND WAIVES ANY OBJECTION THAT IT MAY NOW OR HEREAFTER HAVE TO THE VENUE OF ANY SUCH ACTION OR PROCEEDING IN ANY SUCH COURT OR THAT SUCH ACTION OR PROCEEDING WAS BROUGHT IN AN INCONVENIENT COURT AND AGREES NOT TO PLEAD OR CLAIM THE SAME;

                           (iii) AGREES THAT SERVICE OF PROCESS IN ANY SUCH ACTION OR PROCEEDING MAY BE EFFECTED BY MAILING A COPY THEREOF BY REGISTERED OR CERTIFIED MAIL (OR ANY SUBSTANTIALLY SIMILAR FORM OF MAIL), POSTAGE PREPAID, TO SUCH PARTY AT ITS ADDRESS SPECIFIED HEREIN AND, IF APPLICABLE, TO THE AGENT, THE ISSUING BANK AND THE LENDERS AT THEIR RESPECTIVE ADDRESSES SPECIFIED HEREIN OR AT SUCH OTHER ADDRESS OF WHICH THE ADMINISTRATIVE AGENT OR THE BORROWER, IF APPLICABLE, SHALL HAVE BEEN NOTIFIED PURSUANT HERETO; AND

                           (iv) AGREES THAT NOTHING HEREIN SHALL AFFECT THE RIGHT TO EFFECT SERVICE OF PROCESS IN ANY OTHER MANNER PERMITTED BY LAW OR SHALL LIMIT THE RIGHT TO SUE IN ANY OTHER JURISDICTION.

                  (c) EACH OF PARTY HERETO IRREVOCABLY AND UNCONDITIONALLY WAIVES TRIAL BY JURY IN ANY LEGAL ACTION OR PROCEEDING RELATING TO OR ARISING OUT OF THIS AGREEMENT, THE NOTES OR ANY SECURITY DOCUMENT AND FOR ANY COUNTERCLAIM THEREUNDER.

         29.      Counterparts; Telecopy Signatures.
                  ---------------------------------


         This Agreement may be executed in one or more counterparts, each of which shall constitute an executed original of this Agreement and which together shall constitute only one and the same executed original hereof. This Agreement shall be deemed fully executed and delivered, and enforceable according to its terms, upon the receipt of telecopy signatures of the parties hereto. Notwithstanding the foregoing, the parties shall promptly provide the Agent with an executed original of this Agreement after delivery of an executed copy hereof by telecopy.


                            [Remainder of page left blank intentionally.]

         Each of the parties hereto has caused a counterpart of this Agreement to be duly executed and delivered as of the date first above written.



                    AMERICAN IRON REDUCTION L.L.C.

                    By:      /s/      Tobin Pospisil
                             -----------------------
                    Name:             Tobin Pospisil
                    Title:            Authorized Representative

                    By:      /s/      Patricia Foshee
                             ------------------------
                    Name:             Patricia Foshee
                    Title:            Authorized Representative


                    GS TECHNOLOGIES OPERATING CO., INC.

                    By:      /s/      Tobin Pospisil
                             -----------------------
                    Name:             Tobin Pospisil
                    Title:            V.P. Strategic & Financial
                                      Planning


                    BIRMINGHAM STEEL CORPORATION

                    By:      /s/      James A. Todd, Jr.
                             ---------------------------
                    Name:             James A. Todd, Jr.
                    Title:            Chief Administrative Officer



                    GS INDUSTRIES, INC.

                    By:      /s/      Tobin Pospisil
                             -----------------------
                    Name:             Tobin Pospisil
                    Title:            V.P. Strategic & Financial
                                      Planning


                    BANK OF AMERICA, N.A., as Administrative
                    Agent, as Collateral Agent, as a Lender, as Bond LC Issuer and as a Bond LC Lender

                    By:      /s/      W. Eric Dunn
                             ---------------------
                    Name:             W. Eric Dunn
                    Title:            S. V. P.


                    CANADIAN IMPERIAL BANK OF COMMERCE, as
                    Documentation Agent, as a Lender and as a Bond
                    LC Lender


                    By:      /s/      Ronald E. Spitzer
                             --------------------------
                    Name:             Ronald E. Spitzer
                    Title:            Asst. General Manager
                                      Canadian Imperial
                                      Bank of Commerce


                    THE BANK OF NOVA SCOTIA


                    By:      /s/      Pieter J. Van Schaick
                             ------------------------------
                    Name:             Pieter J. Van Schaick
                    Title:            Relationship Manager



                    THE SAKURA BANK, LIMITED

                    By:      /s/      Tamihiro Kawauchi
                             --------------------------
                    Name:             Tamihiro Kawauchi
                    Title:            Senior Vice President &
                                      Group Head Fixed Income Group



                    THE SANWA BANK LIMITED


                    By:      /s/      Laurance J. Bressler
                             -----------------------------
                    Name:             Laurance J. Bressler
                    Title:            Senior Vice President & Area
                                      Manager


                    REGIONS BANK


                    By:      /s/      James E. Schmalz
                             -------------------------
                    Name:             James E. Schmalz
                    Title:            V.P.

                   GULF INTERNATIONAL BANK, B.S.C.

                   By:      /s/      Mireille Khalidi/Abdel-Fattah
                   Tahoun
                   Name:             Mireille Khalidi/Abdel-Fattah
                   Tahoun
                   Title:            AVP              /
                       SVP


                   GENERAL ELECTRIC CAPITAL CORPORATION


                   By:      /s/      Eric A. Schaefer
                            -------------------------
                   Name:             Eric A. Schaefer
                   Title:            Manager Operations

EX-22.1

               SUBSIDIARIES OF THE REGISTRANT AS OF JUNE 30, 2000

                          BIRMINGHAM STEEL CORPORATION

            American Steel & Wire Corporation, a Delaware corporation
               Norfolk Steel Corporation*, a Virginia corporation
             Birmingham Steel Overseas, Ltd, a Barbados corporation
            Port Everglades Steel Corporation, a Delaware corporation
         Birmingham Recycling Investment Company, a Delaware corporation
             Birmingham East Coast Holdings, a Delaware corporation
                Birmingham Southeast, LLC, a Delaware corporation
                 Midwest Holdings, Inc., a Delaware corporation
               Cumberland Recyclers, LLC*, a Delaware corporation






                      * Denotes inactive/dormant subsidiary

Exhibit 23.1


                          CONSENT OF ERNST & YOUNG LLP



               CONSENT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

We consent to the incorporation by reference (i) in the Registration Statement (Form S-8 No. 33-16648) pertaining to the Birmingham Steel Corporation 1986 Stock Option Plan; (ii) in the Registration Statement (Form S-8 No. 33-23563) pertaining to the Birmingham Steel Corporation 401 (k) Plan; (iii) in the Registration Statement (Form S-8 No. 33-30848) pertaining to the Birmingham Steel Corporation 1989 Non-Union Stock Option Plan; (iv) in the Registration Statement (Form S-8 No. 33-41595) pertaining to the Birmingham Steel Corporation 1990 Management Incentive Plan; (v) in the Registration Statement (Form S-8 No. 33-51080) pertaining to the Birmingham Steel Corporation 1992 Non-Union Employee's Stock Option Plan; (vi) in the Registration Statement (Form S-8 No. 33-64069) pertaining to the Birmingham Steel Corporation 1995 Stock Accumulation Plan; (vii) in the Registration Statement (Form S-8 No. 333-34291) pertaining to the Birmingham Steel Corporation 1996 Director Stock Option Plan; and (viii) in the Registration Statement (Form S-8 No. 333-46771) pertaining to the Birmingham Steel Corporation 1997 Management Incentive Plan; and (ix) in the Registration Statement (Form S-8 No. 90365) pertaining to the Birmingham Steel Corporation 1999 Director Compensation Plan of our report dated August 10, 2000, with respect to the consolidated financial statements and schedule of Birmingham Steel Corporation, included in the Annual Report (Form 10-K) for the year ended June 30, 2000.

                                              /s/  Ernst & Young LLP

Birmingham, Alabama
September 12, 2000