Form 10-K/A
period 2000-06-30
BIRMINGHAM STEEL CORP
filed 2000-09-29
CIK 779334

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

EXPLANATORY NOTE:

     This amendment to our annual report on Form 10-K for the year ended June 30, 2000 (1) includes additional exhibits in Item 14, (2) reflects a change to the Statements of Cash Flows, (Item 8), and the related amounts affected within Management's Discussion and Analysis, (Item 7), to appropriately present the impact of stock warrants issued in connection with recent restructuring of the Company's debt agreements, (3) adjusts Footnote 10 to the Consolidated Financial Statements to consistently present exercisable stock options outstanding at June 30, 2000, and (4) corrects for typographical errors in the Statements of Stockholder' Equity (Item 8) presentation of the Company's retained deficiency and in footnote (B) of Selected Consolidated Financial Data (Item 6) related to start-up cost in fiscal 1999.

     We have made no further changes to the previously filed form 10-K. All information in this form 10-K/A is as of June 30, 2000 and does not reflect any subsequent information or events other than the aforementioned changes.

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

(B)  Includes start-up costs of $31,933,  $50,735,  $34,238, $10,633 and $16,409 in 2000,  1999,  1998,  1997 and 1996,  respectively.  In fiscal 2000,  the
     Company recorded asset impairment, restructuring charges and other unusual items amounting to $178,543. Refer to Note 14 to the Consolidated Financial Statements.

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

New management has accomplished a number of significant achievements since December that have improved the overall financial condition of the Company and positioned the Company for improved financial results in the future. These achievements include:

o Suspended operations at the Company's Memphis facility in December 1999, which had incurred start-up costs of more than $83 million in the last three years and had been a major drain on the Company's liquidity. Implementing this strategy reduced operating losses at the facility from approximately $3.5 million per month to approximately $1 million per month.
o Reduced corporate office personnel, which is expected to reduce annual expenses by more than $2 million.
o Finalized more flexible financing agreement with the Company's lenders, including new $25 million financing commitment.
o    Reduced inventories by $21 million from December 1999 to June 2000.
o Reduced accounts payable by $20 million from December 1999 to June 2000 and thereby improved relationships with vendors.
o Reduced SG&A spending to 4.1% of sales in the fourth quarter from 6.1% of sales in the first quarter.
o Substantially completed capital spending and increased productivity and sales at the new Cartersville rolling mill which resulted in breakeven cash flow for the month of May 2000 at Cartersville.
o    Strengthened sales management for Cartersville and SBQ markets.
o Implemented a turnaround plan at Cleveland, which resulted in breakeven cash flow for the month of June 2000.
o Reached a new agreement with lenders of American Iron Reduction, LLC (AIR), which has reduced the Company's requirements for purchases of direct reduced iron (DRI) from the venture.
o Paid or settled substantially all expenses associated with the proxy contest ($6.9 million).
o    Reached  severance   arrangements  with  all  but  two  former  members  of
     management.
o Sold interest in Pacific Coast Recycling, a non-strategic west coast scrap operation, generating $2.5 million cash flow and eliminating liabilities and guarantee obligations associated with the venture.


     Loss from continuing operations for fiscal 2000 was $226.3 million, or $7.51 per share, compared to a loss of $51.1 million, or $1.73 per share for fiscal 1999. The following table sets forth, for the years indicated, selected items in the consolidated statements of operations as a percentage of net sales.

                                                      Years Ended June 30,
                                                    ----------------------------
                                                      2000     1999      1998
                                                    -------   -------   --------

Net sales.........................................    100%     100%      100%
Cost of sales:
   Other than depreciation and amortization.......    89.0     85.7      84.8
   Depreciation and amortization..................     6.2      6.2       4.9
                                                    -------   --------  --------
Gross margin......................................     4.8      8.1      10.3
Start-up and restructuring costs and
   other unusual items............................    22.6      5.2       3.0
Selling,   general   and administrative expense...     5.3      4.7       4.3
Interest expense..................................     5.5      3.6       2.5
Other income, net.................................     0.3      1.1       1.2
Loss from equity investments......................    (1.3)    (3.1)     (1.6)
Minority interest in loss of subsidiary...........     0.9      0.6       0.1
(Benefit from) provision for income taxes.........    (4.4)    (1.6)      0.1
                                                    --------  --------  --------
Net (loss) income from continuing operations......   (24.3)%   (5.2)%     0.2%
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


Net Sales

Fiscal 2000 compared to fiscal 1999

     In fiscal 2000, consolidated net sales decreased 4.9% to $932.5 million from $980.3 million in fiscal 1999. Rebar/merchant segment sales increased 1.3% to $719.2 million while SBQ segment sales decreased 21.1% to $213.3 million. Although rebar/merchant volumes were up 7.5% (in tons) over 1999, nearly all of the unit growth was offset by decreased selling prices which prevailed in the latter half of the year. The decrease in SBQ segment sales were attributable to lower volumes and pricing pressures. In addition, in the fourth quarter, the Company reduced shipments of lower margin industrial quality products and focused efforts on higher margin SBQ products. The decline in average selling prices in both segments was attributable to increased levels of steel imports and general market downward pressure on pricing during fiscal 2000. The Company's average selling price for rebar, merchant, and SBQ products decreased $12, $9, and $11, respectively, per ton in 2000 versus 1999.

Fiscal 1999 compared to fiscal 1998

     In fiscal 1999, net sales decreased 14% to $980.3 million from $1,136 million in fiscal 1998. Net sales for the rebar/merchant segment decreased 15.2% to $709.9 million, while SBQ segment net sales decreased 9.6% to $270.4 million. Volumes for rebar/merchant products decreased 5.0% to 2,239,000 tons, while SBQ segment sales volumes decreased 2.0% to 649,000 tons. The decrease resulted from a decline in average selling prices for rebar, merchant, and SBQ products. The decline in average selling prices and sales volume was attributable to unprecedented levels of steel imports and general market downward pressure on pricing during fiscal 1999. The Company's average selling price for rebar, merchant, and SBQ products decreased $27, $21, and $37, respectively, per ton in 1999 versus 1998.

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

Start-Up and Restructuring Costs and Other Unusual Items

Fiscal 2000 compared to fiscal 1999

     Start-up expense, restructuring cost and other unusual items were $210.5 million in fiscal 2000, compared to $50.7 million in fiscal 1999.

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

Selling, General and Administrative Expenses ("SG&A")

Fiscal 2000 compared to fiscal 1999

     SG&A expenses were $49.2 million in fiscal 2000, an increase of 6.7% from $46.1 million in fiscal 1999. The increase related to higher salaries and benefits associated with increased headcount with the start-up of the Cartersville, Georgia mid-section mill and increased computer and telephone equipment lease expense. In December 1999 and January 2000, new management implemented a program to control SG&A costs by, among other things, decreasing the size of the corporate office staff and eliminating corporate positions in Cleveland and Memphis. These actions are expected to lead to reductions of $2 million per year in salaries and benefits expense.

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

     The Company's consolidated federal net operating loss for fiscal 2000 was approximately $158 million, which will be carried forward for a period of up to 20 years, along with previous years' losses of approximately $46 million, which will be carried forward for a period of up to 19 years, for a total carryforward of $204 million. None of these losses will be carried back, because available prior year taxes have been recovered through previous carryback claims. In fiscal 2000, the Company received refunds totaling $15.1 million, including $10.6 million in claims for carryback of federal net operating losses. The Company also has state net operating loss carryforwards of approximately $171 million, of which the majority will expire in 15 years.

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

Liquidity and Capital Resources

Operating Activities

     Net cash used in operating activities was $45.3 million in fiscal 2000, compared to net cash provided of $128.4 million in fiscal 1999. In fiscal 2000, margins deteriorated due to decreases in average selling prices, higher raw material costs as scrap costs escalated during the second and third quarters of fiscal 2000 and higher average conversion costs due to the impact of the Cartersville start-up and lower production of SBQ products. Additionally, in fiscal 2000, changes in operating assets and liabilities used cash of $3.0 million, principally due to a $16.0 million increase in inventories and a $16.8 million decrease in accounts payable, offset by a $30.2 million decrease in accounts receivable and other current assets, including the tax refunds mentioned above. In fiscal 1999, changes in operating assets provided cash of $90.6 million, principally due to a $83.1 million decrease in inventory and a $7.3 million decrease in accounts receivable and other current assets.

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

Investing Activities

     Net cash flows used in investing activities were $19.7 million in fiscal 2000, compared to $71.1 million in 1999. Expenditures related to capital projects decreased to $26 million in fiscal 2000, versus $141 million in 1999, principally related to the completion of the mid-section mill and caster projects at Cartersville. The increased capital expenditures in fiscal 1999 were offset in part from the proceeds of two sale-leaseback transactions involving equipment at Cartersville. The first included equipment with a carrying value of $7.8 million, was completed in December 1998, while the second, included equipment with a value of $67.3 million, was completed in June 1999. The Company expects additional capital expenditures will decrease to approximately $23 million in fiscal 2001, as the major capital improvement program at Cartersville is complete. Estimated costs to complete authorized projects under construction as of June 30, 2000, is approximately $6.6 million.

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

     In fiscal 1997, the Company and Georgetown Industries, Inc. (GII), formed American Iron Reduction (AIR), located in Convent, Louisiana. The joint venture produces direct reduced iron (DRI), which is used as a substitute for high-grade scrap. Construction of the DRI facility was funded by a $177 million non-recourse project financing arrangement, proceeds from an $8 million industrial revenue bond and initial equity investments of $20 million by the venture partners in fiscal 1998. The Company made additional equity investments of $3.75 million during fiscal 1999. (Refer to Note 3 to the Consolidated Financial Statements.)

Financing Activities

     Net cash provided by financing activities was $65.0 million in fiscal 2000, compared to cash used in financing activities of $57.2 million in fiscal 1999. In fiscal 2000, the Company increased outstanding borrowings under its Revolving Credit Agreement by $83 million to fund working capital needs and substantially increased interest payments. As of June 30, 2000, approximately $26.6 million was available to borrow under the $300 million revolving line of credit and $25 million was available under a new financing commitment (see below). In fiscal 1999, the Company's strategy of depleting inventory levels, coupled with the completion of the sale/leaseback transactions at Cartersville, enabled the Company to reduce outstanding borrowings under its Revolving Credit Agreement by $37.3 million and repay $10 million in short-term notes. On October 12, 1999, the Company reduced its quarterly cash dividend from $0.10 per share to $0.025 per share and in December 1999, the Company's Board of Directors decided to suspend quarterly dividend payments until the Company's profitability and cash flows improve and the restrictive covenants of its long-term debt obligations become less restrictive.

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

     Management has taken actions to improve the operating cash flow of Cleveland. However, if the Cleveland operation does not achieve certain cash flow performance levels before September 30, 2000, or if the Cleveland operation is not sold on or before September 30, 2000, the Company may be required by its lenders to cease operations in Cleveland. If this occurs, the Company may incur charges related to asset impairment, severance and other exit costs, which may be material to the Company's operation. Although the Company has not adopted a formal plan to dispose of the Cleveland facility, management is pursuing opportunities to sell or otherwise dispose of the facility, either together with the Memphis facility or in separate transactions. Furthermore, considering the current economic conditions in the steel industry, the fair value of the Cleveland assets in an immediate liquidation may be less than their carrying value. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of Cleveland assets if management decides to terminate operations or sell the Cleveland facility.

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

Risk Factors That May Affect Future Results; Forward-Looking Statements

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

     All forward-looking statements included in this document are based upon information available to the Company on the date hereof, and the Company undertakes no obligation to publicly update or revise any forward-looking statement. Moreover, new risk factors emerge from time-to-time and it is not possible for the Company to predict all such risk factors, nor can the Company assess the impact of all such risk factors on its business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those described or implied in any forward-looking statement. All forward-looking statements contained in this report are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

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
                                                                                =========   =========    ==========





                             See accompanying notes.



                          BIRMINGHAM STEEL CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                        Years Ended June 30,
                                                                                ----------------------------------
                                                                                   2000        1999         1998
                                                                                ---------   ---------   ----------
                                                                                            (Restated)   (Restated)

CASH FLOWS FROM OPERATING ACTIVITIES:

Net (loss) income from continuing operations................................... $ (54,820)  $(224,236)  $    1,629
Adjustments  to  reconcile  net (loss)  income to net cash (used in) provided by operating activities:
   Depreciation and amortization...............................................    58,179      60,992       55,266
   Provision for doubtful accounts receivable..................................       908         376           41
   Deferred income taxes (continuing operations)...............................   (43,973)     (1,673)      (6,253)
   Minority interest in loss of subsidiary....................................     (7,978)     (5,497)      (1,643)
   Loss (gain) on sale of equity interests, idle facilities and equipment......       909       1,149       (5,354)
   Loss from equity investments................................................    11,915      30,765       18,326
   (Reversal of loss) loss on discontinued operations..........................  (173,183)    173,183           --
   Impairment of fixed assets and goodwill.....................................   120,245          --           --
   Provision for loss on purchase commitment...................................    40,238          --           --
   Other.......................................................................     5,289       2,736        4,036

Changes in operating assets and liabilities:
   Accounts receivable.........................................................     9,902      17,016        7,581
   Inventories.................................................................   (16,034)     83,131      (34,681)
   Other current assets........................................................    20,279      (9,715)        (572)
   Accounts payable............................................................   (16,801)      3,523       (1,425)
   Accrued liabilities.........................................................    (1,242)     (6,342)       9,981
   Deferred liabilities........................................................       848       2,950        1,697
                                                                                ---------   ---------   ----------
        Net cash (used in) provided by operating activities...................    (45,319)    128,358       48,629

CASH FLOWS FROM INVESTING ACTIVITIES:

   Additions to property, plant and equipment.................................    (26,065)   (140,677)    (146,567)
   Proceeds from sale/leaseback...............................................         --      75,104       75,000
   Proceeds from sale of equity investments, property,
     plant and equipment and idle facilities..................................      2,120          --       29,832
   Equity investments..........................................................        --      (3,750)     (35,016)
   Other non-current assets....................................................     4,277      (1,748)        (987)
                                                                                ---------   ---------   ----------
        Net cash used in investing activities..................................   (19,668)    (71,071)     (77,738)

                             See accompanying notes.




                          BIRMINGHAM STEEL CORPORATION

               CONSOLIDATED STATEMENTS OF CASH FLOWS--(Continued)
                                 (in thousands)
         0

                                                                                     Years Ended June 30,
                                                                              ------------------------------------
                                                                                  2000         1999         1998
                                                                              -----------  ----------- -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Net short-term borrowings and repayments........................           $   (10,125)  $    (119)    $ 10,000
   Proceeds from issuance of long-term debt........................                    --          --        1,500
   Borrowings under revolving credit facility......................               963,330   2,478,944    2,056,773
   Payments on revolving credit facility...........................              (880,501) (2,526,245)  (2,025,390)
   Debt issue and amendment costs paid.............................                (6,232)     (1,457)         --
   Proceeds from issuance of common stock..........................                    --          --          358
   Stock compensation plan, net....................................                    --           1           --
   Purchase of treasury stock......................................                    --      (3,209)      (2,318)
   Cash dividends paid.............................................                (1,485)     (5,169)     (11,871)
                                                                              -----------  ----------  -----------
        Net cash provided by (used in) financing activities........                64,987     (57,254)      29,052
                                                                              -----------  ----------  -----------

        Net increase (decrease) in cash and cash equivalents.......                    --          33          (57)
Cash and cash equivalents at:
     Beginning of year.............................................                   935         902          959
                                                                              -----------  ----------  -----------
     End of year...................................................           $       935  $      935          902
                                                                              ============  ==========  ==========

SUPPLEMENTAL CASH FLOW DISCLOSURES:

Cash paid during the year for:
     Interest (net of amounts capitalized).........................           $    44,822  $   49,301  $    29,231
     Income taxes paid (refunded), net.............................               (15,104)     (1,801)       6,132
NON CASH FINANCING AND INVESTING ACTIVITIES:

Issuance of warrants to purchase 3,000,000 shares of common stock
   in connection with debt amendments...................................      $     8,250  $       --  $        --





                             See accompanying notes.



                          BIRMINGHAM STEEL CORPORATION

        CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                (in thousands, except per share data)

                                                           Years Ended June 30, 2000, 1999 and 1998
                                ----------------------------------------------------------------------------------------
                                 Common Stock   Additional  Treasury Stock                    Retained       Total
                                --------------   Paid-in    ---------------      Unearned     Earnings    Stockholders'
                                Shares  Amount   Capital    Shares    Amount   Compensation (Deficiency)    Equity
                                ------ -------  ---------   ------    ------   ------------ -----------   --------------

Balances at June 30, 1997.......29,736  $ 297   $331,139      (56)    $ (996)   $ (1,425)    $ 142,533      $471,548
Options exercised, net of tax
  benefit.......................    44      1        720       24        385        (261)           --           845
Purchase of treasury stock......    --     --         --     (159)    (2,318)         --            --        (2,318)
Reduction of unearned
  compensation..................    --     --         --       --         --         774            --           774
Net income......................    --     --         --       --         --          --         1,629         1,629
Cash dividends declared, $.40
  per share.....................    --     --         --       --         --          --       (11,871)      (11,871)
                                ------  -----   --------    -----     ------    --------      --------      --------

Balances at June 30, 1998...... 29,780    298    331,859     (191)    (2,929)       (912)      132,291       460,607
Options exercised and shares
  issued (repurchased) under
  stock compensation plans,
  net..........................     56     --       (108)      56        716        (615)           --            (7)
Purchase of treasury stock.....     --     --         --     (477)    (3,209)         --            --        (3,209)
Issuance of treasury shares to
  employee benefit plan........     --     --     (2,695)     462      4,631          --            --         1,936
Reduction of unearned
  compensation.................     --     --         --       --         --         809            --           809
Net loss.......................     --     --         --       --         --          --      (224,236)     (224,236)
Cash dividends declared, $.175
  per share...................      --     --         --       --         --          --        (5,169)       (5,169)
                                ------  -----   --------    -----     ------    --------      --------      --------

Balances at June 30, 1999...... 29,836    298    329,056     (150)      (791)       (718)      (97,114)      230,731

Options exercised and shares
  issued(repurchased) under stock
  compensation plans, net......    146      1        844       69        326        (686)           --           485
Issuance of common stock to
  employee benefit plan.........   577      6      2,447       --         --          --            --         2,453
Reduction of unearned
 compensation..................     --     --         --       --         --         737            --           737
Issuance of warrants...........     --     --      8,250       --         --          --            --         8,250

Issuance of common stock to
  affiliates as reimbursement
  of proxy solicitation costs..    499      5      1,660       --         --          --            --         1,665
Net loss........................    --     --         --       --         --          --       (54,820)      (54,820)
Cash dividends declared, $.05
  per share.....................    --     --         --       --         --          --        (1,486)       (1,486)
                                ------  -----   --------    -----     ------    --------      --------      --------
Balances at June 30, 2000.......31,058  $ 310   $342,257      (81)    $ (465)   $   (667)    $(153,420)      $188,015
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

Richmond Steel Recycling Limited

     The Company also owns a 50% interest in Richmond  Steel  Recycling  Limited
(RSR), a scrap processing facility located in Richmond, British Columbia, Canada, which is accounted for using the equity method. The investment in and equity in earnings of RSR are not significant.

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

                                                    Years Ended June 30,
                                             --------------------------------
                                               2000          1999       1998
                                             ---------    ---------   -------
Pro forma:
     (Loss) income from continuing
         operations....................    $(228,301)   $ (51,522)  $  2,225
     (Loss) income per share from
         continuing operations.........        (7.58)       (1.75)      0.07
     Net (loss) income.................      (56,787)    (224,705)     1,061
     Net (loss) income per share.......        (1.89)       (7.62)      0.04

     A summary of the Company's stock option activity and related information for the years ended June 30 is as follows:


                                                    2000                    1999                   1998
                                               ------------------------------------------------------------------
                                                            Weighted              Weighted              Weighted
                                                             Average               Average              Average
                                               Number of    Exercise  Number of   Exercise  Number of  Exercise
                                                Options       Price    Options      Price    Options    Price
                                               ----------   ------------------------------------------------------

Outstanding--beginning of year..............   1,654,621     $10.99   1,009,165    $16.89     851,876   $16.35
Granted.....................................   2,347,500       4.62     964,000      5.95     258,000    18.50
Exercised...................................     (29,500)      4.76          --        --     (51,111)    9.45
Canceled....................................    (593,440)     11.61    (318,544)    14.23     (49,600)   16.70
                                               ---------              ---------             ---------
Outstanding--end of year.....................  3,379,181       6.51   1,654,621     10.99   1,009,165    16.89
                                               =========              =========             =========

Exercisable at end of year..................     844,681      10.86     455,463     16.90     445,493    16.04
                                               =========              =========             =========
Weighted-average fair value of options
   granted during year......................                 $ 2.43                $ 2.86               $ 8.28
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


                                                           /s/ KPMG LLP

Los Angeles, CA
July 30, 1999

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     23.1 Consent of Ernst & Young LLP, Independent Auditors*

     23.2 Accountants' Consent (KPMG LLP)*


*  Being filed herewith

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the Undersigned, thereunto duly authorized.


BIRMINGHAM STEEL CORPORATION

/S/  John D. Correnti       9/28/00
-----------------------------------
     John D. Correnti        Date
     Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/  John D. Correnti   9/28/00          /s/  James A. Todd, Jr.      9/28/00
-------------------------------          ------------------------------------
     John D. Correnti     Date               James A. Todd, Jr.          Date
     Chairman of the Board, Chief             Chief Administrative Officer,
     Executive Officer, Director               Director


/s/  Donna M. Alvarado  9/28/00         /s/  Steven R. Berrard        9/28/00
-------------------------------         -------------------------------------
     Donna M. Alvardao                       Steven R. Berrard
     Director                                Director

/s/  Alvin R. Carpenter 9/28/00         /s/  C. Stephen Clegg         9/28/00
-------------------------------         -------------------------------------
     Alvin R. Carpenter                      C. Stephen Clegg
     Director                                Director

/s/  Jerry E. Dempsey   9/28/00         /s/  Robert M. Gerrity        9/28/00
-------------------------------         -------------------------------------
     Jerry E. Dempsey                        Robert M. Gerrity
     Director                                Director

/s/  James W. McGlothlin 9/28/00         /s/ Richard de J. Osborne    9/28/00
--------------------------------         -------------------------------------
     James W. McGlothlin                     Richard de J. Osborne
     Director                                Director

/s/  Robert H. Spilman   9/28/00         /s/ J. Daniel Garrett        9/28/00
-------------------------------         -------------------------------------
     Robert H. Spilman                       J. Daniel Garrett
     Director                                Chief Financial Officer,
                                             Vice President - Finance

/s/  Brant R. Holladay   9/28/00
--------------------------------
     Brant R. Holladay
     Controller

Exhibit 23.1


                          CONSENT OF ERNST & YOUNG LLP

               CONSENT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

We consent to the incorporation by reference (i) in the Registration Statement (Form S-8 No. 33-16648) pertaining to the Birmingham Steel Corporation 1986 Stock Option Plan; (ii) in the Registration Statement (Form S-8 No. 33-23563) pertaining to the Birmingham Steel Corporation 401 (k) Plan; (iii) in the Registration Statement (Form S-8 No. 33-30848) pertaining to the Birmingham Steel Corporation 1989 Non-Union Stock Option Plan; (iv) in the Registration Statement (Form S-8 No. 33-41595) pertaining to the Birmingham Steel Corporation 1990 Management Incentive Plan; (v) in the Registration Statement (Form S-8 No. 33-51080) pertaining to the Birmingham Steel Corporation 1992 Non-Union Employe's Stock Option Plan; (vi) in the Registration Statement (Form S-8 No. 33-64069) pertaining to the Birmingham Steel Corporation 1995 Stock Accumulation Plan; (vii) in the Registration Statement (Form S-8 No. 333-34291) pertaining to the Birmingham Steel Corporation 1996 Director Stock Option Plan; (viii) in the Registration Statement (Form S-8 No. 333-46771) pertaining to the Birmingham Steel Corporation 1997 Management Incentive Plan; and (ix) in the Registration Statement (Form S-8 No. 333-90365) pertaining to the Birmingham Steel Corporation 1999 Director Compensation Plan of our report dated August 10, 2000, included in the Annual Report on Form 10-K of Birmingham Steel Corporation for the year ended June 30, 2000, with respect to the consolidated financial statements and schedule, as amended, included in this Form 10-K/A.


                                                     /s/ Ernst & Young LLP
Birmingham, Alabama
September 26, 2000

Exhibit 23.2




                    CONSENT OF KPMG LLP, INDEPENDENT AUDITORS

The Members
Pacific Coast Recycling, LLC:

We consent to the incorporation by reference in the registration statements (No's 33-16648, 33-23563, 33-30848, 33-41595, 33-51080, 33-64069, 333-34291 and
333-46771) on Forms S-8 of Birmingham Steel Corporation of our report dated July 30, 1999, with respect to the balance sheets of Pacific Coast Recycling LLC as of June 30, 1999 and 1998 and the related statements of operations, members' capital (deficit) and cash flows for the years then ended, which report appears in the Form 10-K of Birmingham Steel Corporation dated June 30, 1999.



                                                              /s/  KMPG LLP

Los Angeles, California
September 28, 2000