Form 10-Q
period 2000-09-30
BIRMINGHAM STEEL CORP
filed 2000-11-01
CIK 779334

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2000

                                       OR

/  /  TRANSITION REPORT PURSUANT TO SECTION 13 OR
      15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from     to

                                 Commission File
                                   No. 1-9820

                          BIRMINGHAM STEEL CORPORATION

       DELAWARE                            13-3213634
-----------------------          ------------------------------------
(State of Incorporation)         (I.R.S. Employer Identification No.)

                      1000 Urban Center Parkway, Suite 300
                            Birmingham, Alabama 35242

                                 (205) 970-1200

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes x No.

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 31,076,499 Shares of Common Stock of the registrant were outstanding at October 20, 2000.

Item 1 - Financial Statements (unaudited)


                          BIRMINGHAM STEEL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                September 30,        June 30,
ASSETS                                             2000               2000
                                                (Unaudited)         (Audited)
                                              ---------------   ---------------
Current assets:
  Cash and cash equivalents                   $           935   $           935
  Accounts receivable, net of allowance
    for doubtful accounts of $1,706 at
    September 30, 2000 and
    $1,614 at June 30, 2000                            98,410            93,652
  Inventories                                         163,486           177,835
  Other current assets                                  7,590             5,950
                                              ---------------   ---------------
      Total current assets                            270,421           278,372

Property, plant and equipment:
  Land and buildings                                  299,717           299,572
  Machinery and equipment                             643,066           639,674
  Construction in progress                             15,563            15,841
                                              ---------------   ---------------
                                                      958,346           955,087
  Less accumulated depreciation                      (329,510)         (316,790)
                                              ---------------   ---------------
      Net property, plant and equipment               628,836           638,297

  Excess of cost over net assets acquired              15,110            15,642
  Other                                                26,578            27,546
                                              ---------------   ---------------

        Total assets                          $       940,945   $       959,857
                                              ===============   ===============

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                            $        70,791   $        79,535
  Accrued interest payable                                849             2,186
  Accrued payroll expenses                              7,457            10,095
  Accrued operating expenses                           10,620            11,485
  Reserve for potential loss on purchase commitment     7,110             8,899
  Other current  liabilities                           22,946            23,381
  Current portion of long-term debt                       134               131
                                              ---------------   ---------------
      Total current liabilities                       119,907           135,712

Deferred liabilities                                   11,768            12,040
Reserve for potential loss on purchase commitment      30,000            30,000
Long-term debt, less current portion                  605,907           594,090

Stockholders' equity:
  Preferred stock, par value $.01; authorized:
    5,000 shares                                            -                 -
  Common stock, par value $.01; authorized:
    75,000 shares; issued: 31,110 at
    September 30, 2000 and 31,058 at June 30, 2000        311               310
  Additional paid-in capital                          342,344           342,257
  Treasury stock, 50 and 81 shares at
    September 20, 2000
    and June 30, 2000, respectively, at cost             (321)             (465)
  Unearned compensation                                  (522)             (667)
  Retained deficiency                                (168,449)         (153,420)
                                              ---------------   ---------------

      Total stockholders' equity                      173,363           188,015
                                              ---------------   ---------------

        Total liabilities and stockholders'
             equity                           $       940,945   $       959,857
                                              ===============   ===============

                             See accompanying notes.

                          BIRMINGHAM STEEL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)


                                               Three Months Ended September 30,
                                              ---------------------------------

                                                   2000              1999
                                               (Unaudited)        (Unaudited)
                                              ---------------   ---------------


   Net sales                                  $       206,337   $       234,763

   Cost of sales:
     Other than depreciation and amortization         182,023           195,239
     Depreciation and amortization                     13,425            15,791
                                              ---------------   ---------------

     Gross profit                                      10,889            23,733

   Start-up and restructuring costs and other
     unusual items                                        400            13,205
   Selling, general and administrative expense         10,304            14,490
   Interest expense, including
     amortization of debt issue costs                  15,540            10,429
                                              ---------------   ---------------
                                                      (15,355)          (14,391)

   Other income, net                                      412               977
   (Loss) income from equity investments                  (21)                8
   Minority interest in loss of subsidiary                  -             1,758
                                              ---------------   ---------------

   Loss from continuing operations
     before income taxes                              (14,964)          (11,648)

   Provision for income taxes                              65             4,006
                                              ---------------   ---------------

   Loss from continuing operations                    (15,029)          (15,654)

   Discontinued operations:
     Reversal of loss on disposition of
       discontinued operations                              -            21,420
                                              ---------------   ---------------

   Net (loss) income                          $       (15,029)  $         5,766
                                              ===============   ===============

   Weighted average shares outstanding                 30,892            29,705
                                              ===============   ===============

   Basic and diluted per share amounts:
     Loss from continuing operations          $         (0.49)   $        (0.53)
     Reversal of loss on disposition of
       discontinued operations                             -               0.72
                                              ---------------    --------------
   Net (loss) income per share                $         (0.49)   $         0.19
                                              ===============    ==============

   Cash dividends declared per share          $          0.00   $         0.025
                                              ===============   ===============


                             See accompanying notes.

                          BIRMINGHAM STEEL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                                       Three Months Ended
                                                          September 30,
                                              ---------------------------------
                                                   2000               1999
                                                (Unaudited)       (Unaudited)
                                              ---------------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                           $       (15,029)  $         5,766
  Adjustments to reconcile net (loss) income
    to net cash used in operating activities:
      Depreciation and amortization                    13,425            15,791
      Provision for doubtful accounts receivable           92                40
      Minority interest in loss of subsidiary               -            (1,758)
      Gain on sale of assets                                -               (11)
      Loss (income) from equity investments                21                (8)
      Reversal of loss on discontinued operations           -           (21,420)
      Other                                             1,889               361
  Changes in operating assets and liabilities:
      Accounts receivable                              (4,850)           (5,478)
      Inventories                                      14,349           (27,265)
      Other current assets                             (1,640)            5,129
      Accounts payable                                 (8,744)           (2,896)
      Accrued liabilities                              (7,405)            8,458
      Deferred liabilities                               (272)              401
                                              ---------------   ---------------
         Net cash used in operating activities         (8,164)          (22,890)

CASH FLOWS FROM INVESTING ACTIVITIES:
      Additions to property, plant and equipment       (2,926)           (6,341)
      Proceeds from disposal of property, plant
        and equipment                                        -               11
      (Additions to) reductions in other
        non-current assets                               (394)               47
                                              ---------------   ---------------
         Net cash used in investing activities         (3,320)           (6,283)

CASH FLOWS FROM FINANCING ACTIVITIES:
      Net short-term repayments and borrowings            (34)               31
      Borrowings under revolving credit facility      457,663           372,269
      Payments on revolving credit facility          (445,812)         (342,342)
      Payment of debt issue costs                        (333)                -
      Cash dividends paid                                   -              (742)
                                              ---------------   ---------------
         Net cash provided by financing activities     11,484            29,216
                                              ---------------   ---------------

Net increase in cash and cash equivalents                   -                43
Cash and cash equivalents at:
  Beginning of period                                     935               935
                                              ---------------   ---------------
  End of period                               $           935    $          978
                                              ===============   ===============


                                 See accompanying notes.

                          BIRMINGHAM STEEL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  DESCRIPTION OF THE BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Description of the Business

Birmingham Steel Corporation (the Company) owns and operates facilities in the mini-mill sector of the steel industry. The Company also owns an equity interest in a scrap collection and processing operation. The Company's Rebar/Merchant segment produces a variety of steel products including semi-finished steel billets, reinforcing bars and merchant products, such as rounds, flats, squares, strips, angles and channels. These products are sold primarily to customers in the steel fabrication, manufacturing and construction industries. The Company has regional warehouses and distribution facilities, which are used to distribute its rebar and merchant products.

In addition, the Company's Special Bar Quality (SBQ) segment, which was reported in discontinued operations prior to the second quarter of fiscal 2000 and subsequently retained in continuing operations (see Note 2), produces high quality rod, bar and wire that is sold primarily to customers in the automotive, agricultural, industrial fastener, welding, appliance and aerospace industries in the Unites States and Canada.

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

Certain prior year amounts have been reclassified to conform to the current year presentation.

In the opinion of management, all material adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the accompanying unaudited financial statements. Operating results for the interim periods reflected herein are not necessarily indicative of the results that may be expected for full fiscal year periods. Therefore, it is suggested these Consolidated Financial Statements and footnotes thereto should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended June 30, 2000.

Accounting Pronouncements

Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (as amended by Statements No. 137 and 138) was adopted by the Company effective July 1, 2000. This statement requires the Company to recognize all derivatives on the balance sheet at fair value. The adoption by the Company of Statement No. 133, as amended, did not have an impact on the Company's financial position or results of operations because the Company does not presently use derivatives or engage in hedging activities.

FASB Interpretation 44, Accounting for Certain Transactions Involving Stock Compensation (FIN 44), was adopted by the Company effective July 1, 2000. FIN 44 provides an interpretation of APB Opinion 25 on accounting for employee stock compensation and describes its application to certain transactions. It applies on a prospective basis to events occurring after July 1, 2000, except for certain transactions involving options granted to non-employees, repriced fixed options, and modifications to add reload option features, which apply to awards granted after December 31, 1998. The provisions of FIN 44 have not impacted transactions entered into through the first quarter ended September 30, 2000.

2.  DISCONTINUED OPERATIONS SUBSEQUENTLY RETAINED

Fiscal 1999

In fiscal 1999, prior management announced plans to sell the Company's SBQ segment, which includes rod, bar and wire facilities in Cleveland, Ohio; a high quality melt shop in Memphis, Tennessee; and the Company's 50% interest in American Iron Reduction, L.L.C. (AIR). Accordingly, as required by APB Opinion 30 (as interpreted by EITF 95-18), the operating results of the SBQ segment were reflected as discontinued operations in the Company's annual financial statements for fiscal 1999 and in the first quarter of fiscal 2000.

Fiscal 2000

On January 31, 2000, subsequent to a change in management which occurred after a proxy contest, new management announced the Company would no longer reflect its SBQ segment as discontinued operations. The change was required as a result of new management's decision to re-establish its Cleveland-based American Steel & Wire (AS&W) in the SBQ markets. Management's decision to continue operating the AS&W facilities was based on the following considerations:

o The Company's attempts to sell the facility had not been successful and, at that time, management believed that a sale in the near term would not generate sufficient proceeds to pay down a meaningful amount of the Company's long-term debt.
o New management believes there is a viable long-term market for AS&W's high-quality rod, bar and wire products.
o The Company had identified several potential sources of high-quality billets for the AS&W operations to replace the Memphis melt shop (which was shut down in early January 2000) as the primary supply source.

Management also concluded, at that time, that a sale of the entire SBQ segment by the end of fiscal 2000, as had been previously anticipated by former management, was no longer likely based upon the results of selling efforts to date and then prevalent market conditions. In accordance with EITF 90-16, Accounting for Discontinued Operations Subsequently Retained, the results of operations of the SBQ segment have been reported within continuing operations since the beginning of the second quarter of fiscal 2000. In addition, operating results of the SBQ segment for all periods prior to October 1, 1999 have been reclassified from discontinued operations to continuing operations.

As a result of unwinding the discontinued operations accounting treatment of the SBQ segment, the Company reversed the remaining balance of the reserves for loss on disposal and operating losses, and their related income tax effects, in the second quarter of fiscal 2000. The utilization of the reserve (established as of June 30, 1999) during the first quarter of fiscal 2000 is reflected in the financial statements herein as a reversal of the reserve as of September 30, 1999. The reclass of SBQ's operating results within continuing operations decreased net income from continuing operations by $21 million ($0.72 per share) for the three months ended September 30, 1999 versus the amount previously reported in the Company's form 10-Q for the prior year quarter. (See Note 7 for segment information).

Fiscal 2001

In a press release dated September 28, 2000, the Company reported it had signed a definitive agreement with North American Metals, Ltd. (NAM) to sell the Cleveland and Memphis facilities of the SBQ segment. The selling price, per terms of the agreement, is $267 million plus working capital. (See the Sale and Purchase Agreement as filed in Item 6 to this report). The transaction is pending completion of financing agreements with the lenders of NAM, negotiations of terms of the sale of working capital, and approval of the Company's Board of Directors and lenders. Because of the significance of the remaining conditions precedent to closing the pending sale, the Company did not meet the criteria for applying discontinued operations accounting treatment during the first quarter. The Company expects this transaction to be finalized in December 2000; however, there can be no assurance that the transaction will be closed at such time. Upon sale of the SBQ segment, the Company expects to reduce debt and interest expense by approximately 30%. In addition, the transaction will relieve the Company of an off-balance sheet leveraged lease obligation associated with the Memphis facility and will position the Company for future growth and/or consolidation opportunities.

Management is unable to estimate a range of loss which will be realized upon consummation of the transaction at this time because of uncertainties related to negotiations for the sale of working capital and other financing aspects of the transaction. However, the Company expects to record a minimum charge of $40 million upon closing of the transaction to reflect the difference between the book value of the Cleveland assets and the expected sales proceeds.

When the transaction is closed, or final terms are negotiated and approval from the lenders is received, the Company will report the SBQ segment's operating results, and the related loss on disposal, as discontinued operations and will restate its financial statements for all prior periods to reflect such treatment in accordance with APB Opinion 30 (as interpreted by EITF 95-18).


3. START-UP AND RESTRUCTURING COSTS AND OTHER UNUSUAL ITEMS


Start-up and restructuring costs and other unusual items consist of the following (in thousands):

                                             Three Months Ended
                                               September 30,
                                     --------------------------------
                                         2000                1999
                                     --------------     -------------
Start-up expenses:
     Memphis                         $            -     $       8,146
     Cartersville                               400             4,497
Other unusual items:
     Proxy solicitation                           -               562
                                     --------------     -------------
                                     $          400     $      13,205
                                     ==============     =============


The above charges are reflected in the Company's reportable segments as follows (in thousands):

                                             Three Months Ended
                                               September 30,
                                     --------------------------------
                                         2000                1999
                                     --------------     -------------
Rebar/Merchant                       $          400     $       4,497
SBQ                                               -             8,146
Corporate unallocated                             -               562
                                     --------------     -------------
                                     $          400     $      13,205
                                     ==============     =============


A narrative description of the significant items summarized in the preceding tables follows:

Memphis Start-up: During the first quarter of fiscal 2000, the Memphis, Tennessee melt shop facility was in start-up phase. In the second quarter of fiscal 2000, the Company announced suspension of operations at this facility and management has been actively pursuing a sale or other disposition since that time (see Note 2 to these Consolidated Financial Statements). Accordingly, the Memphis melt-shop is being treated as an asset held for disposition and depreciation expense is no longer being recognized. The Company completed the shut down at Memphis during fiscal 2000 and expects to incur costs of approximately $1 million per month to maintain the facility until it is sold or disposed of otherwise.

Cartersville Start-up: In the third quarter of fiscal 1999, the Cartersville, Georgia mid-section mill began operations and was considered to be in start-up phase through July 2000. Start-up was determined to be complete as of August 2000 when Cartersville achieved consistent, commercially viable production levels.

Proxy Solicitation: These costs, principally consisting of legal, public relations and other consulting fees, were incurred during fiscal 2000 in the Company's defense of a proxy contest led by The United Company Shareholder Group (the United Group). On December 2, 1999, the Company and the United Group reached a settlement appointing John D. Correnti as Chairman and Chief Executive Officer and appointing nine new board members approved by the United Group. All of the expenses for the aforementioned proxy contest were recorded during fiscal 2000.


4.  INVENTORIES

Inventories are valued at the lower of cost (first-in, first-out) or market, as summarized in the following table (in thousands):

                                           September 30, 2000     June 30, 2000

Raw Materials and Mill Supplies               $        43,894   $        45,328
Work-in-Process                                        32,663            42,168
Finished Goods                                         86,929            90,339
                                              ---------------   ---------------
                                              $       163,486   $       177,835
                                              ===============   ===============

5.  LONG-TERM DEBT

Fiscal 2000

On May 15, 2000, the Company and its lenders executed new amendments to its principal debt and letter of credit agreements to provide for the continuation of the Company's borrowing arrangements on a long-term basis. These amendments replaced previous amendments which were negotiated by the Company's prior management in October 1999. Among other things, the May 2000 amendments generally provided more operating flexibility, less restrictive financial covenants and $25 million in additional funding commitments from the lenders. The May 2000 amendments require the Company to maintain a minimum EBITDA (earnings before interest, taxes, depreciation and amortization) and a minimum fixed charge coverage amount on a quarterly basis as well as a positive quarterly EBITDA at the Cleveland SBQ facility. The lenders agreed that a change in control did not occur as a result of the proxy contest and resulting change in management in December 1999. In addition, the new agreement allows the Company to retain $100 million of proceeds from issuance of new equity.

In exchange for the financing agreement modifications and the new $25 million in funding commitment, the lenders received warrants to purchase 3 million shares of the Company's common stock, which may be exercised anytime during the 10-year term of the warrants. The warrants are exercisable at a price of $3 per share. The Company recorded the fair value of the warrants as an equity transaction in May 2000. A portion of the warrant value was recognized as debt amendment costs and the remainder was capitalized and is being amortized over the remaining terms of the related debt as a component of interest expense.

A summary of significant provisions of the Company's principal debt and letter of credit agreements, as amended in May 2000, is further explained in the Company's 2000 Annual Report on Form 10-K.

Fiscal 2001

As of September 30, 2000, the Company was in compliance with all of its debt covenants. However, should factors described under "Risk Factors" in the Company's Form 10-K for fiscal 2000 adversely affect future operating results, the Company could violate one or more of its restrictive covenants within the next twelve months. Based upon the current level of the Company's operations and current industry conditions, the Company anticipates that it will have sufficient resources to make all required interest and principal payments under its principal debt agreements through December 15, 2001. However, the Company is required to make significant principal repayments on December 15, 2001 and, accordingly, may be required to refinance substantially all of its long-term debt obligations on or prior to such date. There can be no assurance that any such refinancing would be possible at such time, or, if possible, that acceptable terms could be obtained, particularly in view of the Company's high level of debt. If principal debt agreements were refinanced, the Company would likely incur a material debt extinguishment loss.

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


7. INDUSTRY SEGMENT AND GEOGRAPHIC INFORMATION

The Company has two reportable segments -- Rebar/Merchant and SBQ. Summarized financial information concerning the Company's reportable segments is shown in the following tables (in thousands):

Three months ended September 30, 2000:         Rebar/
                                              Merchant      SBQ        Total
                                            ----------- ----------- ----------
Net sales                                   $   178,662 $    27,675 $  206,337
Intersegment revenue                              5,085         191      5,276
Start-up costs and unusual items reflected
 in segment profit(loss)                            400           -        400
Segment profit (loss)                            (3,530)     (9,732)   (13,262)
Segment assets                                1,165,496     284,969  1,450,465

Three months ended September 30, 1999:         Rebar/
                                             Merchant       SBQ        Total
                                            ----------- ----------- ----------
Net sales                                   $   176,802 $    57,961 $  234,763
Intersegment revenue                              9,593         139      9,732
Start-up costs and unusual items reflected
 in segment profit (loss)                         4,497       8,146     13,205
Segment profit (loss)                             8,833     (21,420)   (12,587)
Segment assets                                1,151,697     274,196  1,425,893

Reconciliations:                                       Three months ended
                                                          September 30,
                                                     2000             1999
                                                -------------     ------------
Revenue

Total external revenue for reportable segments  $     206,337     $    234,793
Intersegment revenue for reportable segments            5,276            9,732
Elimination of intersegment  revenue                   (5,276)          (9,732)
                                                -------------     ------------
Total consolidated revenue                      $     206,337     $    234,763
                                                =============     ============


Segment Loss

Total loss for reportable segments              $     (13,262)    $    (12,587)
Unallocated  unusual items                                  -             (562)
Other unallocated costs                                (1,702)           1,501
                                                -------------     ------------
Loss from continuing operations
  before income taxes                           $     (14,964)    $    (11,648)
                                                =============     ============

Assets

Total assets for reportable segments            $   1,450,465     $  1,425,893
Elimination of intercompany balances                 (492,123)        (413,278)
Other eliminations                                    (17,397)         (23,765)
                                                -------------     ------------
Total assets                                    $     940,945     $    988,850
                                                =============     ============


The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Intersegment sales are recorded at cost plus $25 per unit; however, the intercompany profit is eliminated for consolidated reporting. The Company evaluates performance based on operating earnings of the respective facilities.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

In December 1999, following a proxy contest, the Company's shareholders elected new management and reconstituted the Board of Directors.

Despite increasingly difficult industry conditions and the loss reported in the first quarter of fiscal 2001, the Company has continued to make progress in turnaround efforts begun last December. A number of significant developments occurred during the first quarter of fiscal 2001 including:

o Signed definitive agreement to sell Cleveland and Memphis facilities
o Completed start-up  phase  and  increased   production  and  sales  at  the
  Cartersville division
o Achieved breakeven quarterly EBITDA (earnings before interest, taxes, depreciation and amortization) at the Cleveland operation
o Reduced inventories by $14 million since June 30, 2000
o Settled all severance obligations with prior management
o Reduced SG&A expenses by 29% compared to the first quarter of the prior fiscal year
o Received favorable ruling on rebar trade case which could result in higher duties on imported rebar products and could reduce the level of rebar imports

During the first quarter of fiscal 2001, industry conditions became increasingly difficult as a result of pricing pressures and excess inventories throughout the steel industry. The following external and internal factors had a significant impact on profitability in the quarter:

o Market conditions created a $26 decrease in merchant products selling price compared to the immediately preceding quarter.
o The Company incurred higher production costs as a result of production curtailments implemented to control inventory levels and increased energy costs.
o The Company realized a 9% reduction in shipments compared to the same period in the prior fiscal year as a result of continued pressures from steel imports and excess steel service center inventories.

In a press release dated September 28, 2000, the Company reported it had signed a definitive agreement with North American Metals, Ltd. (NAM) to sell the Cleveland and Memphis facilities of the Special Bar Quality (SBQ) segment. The selling price, per terms of the agreement, is $267 million plus working capital. (See the Sale and Purchase Agreement as filed in Item 6 to this report). The transaction is pending completion of financing agreements with the lenders of NAM, negotiations of terms of the sale of working capital, and approval of the Company's Board of Directors and lenders. Because of the significance of the remaining conditions precedent to closing the pending sale, the Company did not meet the criteria for applying discontinued operations accounting treatment during the first quarter. The Company expects the transaction to be finalized in December 2000; however, there can be no assurance that the transaction will be closed at such time. Upon sale of the SBQ segment, the Company expects to reduce debt and interest expense by approximately 30%. In addition, the transaction will relieve the Company of an off-balance sheet leveraged lease obligation associated with the Memphis facility and will position the Company for future growth and/or consolidation opportunities.

Management is unable to estimate a range of loss which will be realized upon consummation of the transaction at this time because of uncertainties related to negotiations for the sale of working capital and other financing aspects of the transaction. However, the Company expects to record a minimum charge of $40 million upon closing of the transaction to reflect the difference between the book value of the Cleveland assets and the expected sales proceeds.

When the transaction is closed, or final terms are negotiated and approval from the lenders is received, the Company will report the SBQ segment's operating results, and the related loss on disposal, as discontinued operations and will restate its financial statements for all prior periods to reflect such treatment in accordance with APB Opinion 30 (as interpreted by EITF 95-18).

Results from Operations

The Company reported a net loss from continuing operations of $15.0 million or $0.49 per share, basic and diluted, for the first quarter of fiscal 2001 compared with a net loss from continuing operations of $15.7 million or $0.53 per share in the first quarter of fiscal 2000. The loss for the current period reflects lower shipments and average selling prices as described more fully in the "Sales" section below.

Sales

The following table compares shipments and average selling prices per ton for the first quarters of fiscal 2001 and 2000:

                                    Three months ended September 30,
                           --------------------------------------------------
                                    2000                       1999
                           --------------------------------------------------
                                           Average                    Average
      Product              Tons Shipped  Sales Price   Tons Shipped Sales Price
                           ---------------------------------------------------
       Rebar Products        368,283       $262          405,251       $264
       Merchant Products     241,239        300          223,243        304
       SBQ Products           66,218        422          144,812        404
       Billets/Other          43,156        230           13,515        333
                           ---------------------------------------------------
       Totals                718,896       $287          786,821       $303
                           ---------------------------------------------------


Sales for the first quarter of fiscal 2001 were $206.3 million, down 12% compared to fiscal 2000 first quarter sales of $234.8 million. The decrease in sales was due to a $16 average price per ton decrease in average selling prices and a 9% decrease in total tons shipped. Average selling prices for steel products have generally declined throughout the 2000 calendar year, primarily because of continuing pressure of steel imports and higher overall inventories of steel service center customers and other steel producers which created unfavorable trends in product mix.

Cost of Sales

As a percentage of net sales, cost of sales (other than depreciation and amortization) increased to 88% in the current quarter compared to 83% in the first quarter of fiscal 2000. The percentage increase in cost of sales for the current quarter resulted primarily because of lower average sales prices, higher energy costs and higher production costs due to production curtailments implemented to control inventories.

Depreciation and amortization expense for the first quarter of fiscal 2001 declined approximately $2 million compared to the first quarter of fiscal 2000 primarily as a result of the cessation of depreciation associated with the Memphis facility, which suspended operations during the third quarter of fiscal 2000.

Selling, General and Administrative (SG&A)

SG&A expenses decreased from $14.5 million in the first quarter of fiscal 2000 to $10.3 million in the first quarter of fiscal 2001, down 29% from the same period last year. As a percentage of net sales, SG&A expenses decreased to 5% in the current fiscal quarter from 6% in the first quarter last year. The decrease in current year SG&A expenses is the result of a reduction in personnel and overall spending levels in accordance with the Company's turnaround efforts. Expenses have also declined as a result of the shutdown of the Memphis facility and reductions at Cleveland and corporate headquarters which began in the second quarter of fiscal 2000.

Start-Up and Restructuring Costs and Other Unusual Items

Start-up expense, restructuring cost and other unusual items were $400,000 in the first quarter of fiscal 2001, compared to $13.2 million in the same period last year. In the first quarter of fiscal 2001, the Cartersville mid-section rolling mill achieved commercially viable production levels and essentially completed the start-up phase of operations. Also, second quarter results for fiscal 2000 reflect start-up expenses related to the now-idled Memphis operation. For additional discussion of these items, refer to Note 3 of these Consolidated Financial Statements.

Interest Expense

Interest expense increased to $15.5 million in the first quarter of fiscal 2001 from $10.4 million in the same period last year. Higher interest charges are the result of higher debt balances in the curent year and a series of modifications to the Company's long-term debt agreements, which increased the Company's average borrowing rate to 8.93% in the first quarter of fiscal 2001 from 7.18% in the same period last year. Recurring amortization of debt issue costs is also higher in 2001, reflecting the impact of amendment fees and other issuance costs incurred in connection with the May 2000 amendments.

Liquidity and Capital Resources

Operating Activities

Net cash used in operating activities was $8.2 million for the quarter ended September 30, 2000, compared to $22.9 million in the same period last year. Cash required for operating activities decreased primarily due to a reduction in inventory as a result of production curtailments put into place in response to current industry conditions and lower start-up costs.

The carrying cost of the Memphis facility, which is currently idle and held for disposition, is approximately $1 million per month, which represents a $2.5 million improvement over the $3.5 million monthly operating losses that were being incurred prior to the shutdown.

Because of the recent rise in natural gas prices,  the American  Iron  Reduction
(AIR) Direct Reduced Iron (DRI) plant is unable to economically produce DRI. In October 2000, the AIR facility suspended operations. The co-sponsors of the AIR venture (the Company and GS Industries) are currently in discussions with AIR's lenders regarding the future operations and funding requirements for AIR. The Company previously established a reserve of $40.2 million for potential liabilities associated with the AIR venture and, as of September 30, 2000, the balance of this reserve is $37.1 million. Although management believes this reserve will be sufficient to satisfy future obligations related to AIR, the ultimate loss on settlement of the AIR purchase commitment will depend upon a number of factors. These factors include the length of time the Company remains obligated under the purchase commitment until an acceptable sale of the AIR facility can be completed, the proceeds from the sale (which directly impact the amount of the termination payment), the fluctuations in the market price of DRI and changes in AIR's production costs. As is the case with all estimates that involve predictions of future outcomes, management's estimate of the loss on the DRI purchase commitment is subject to change.

Investing Activities

Net cash used in investing activities was $3.3 million for the quarter ended September 30, 2000, as compared to $6.3 million in the same period last year. The change was attributable to reduced capital spending for major projects. The debt covenants in the Company's new amended financing agreements restrict capital expenditures to $40 million in fiscal 2001 and to $25 million in fiscal 2002. However, the new financing agreements allow the Company to carryover unused capital expenditures to succeeding fiscal years. Capital expenditures were $2.9 million in the first quarter of fiscal 2001. The Company believes the level of capital expenditures allowed in the new financing agreements is adequate to support management's plans for the ongoing operations.

Financing Activities

Net cash provided by financing activities was $11.5 million for the first quarter of fiscal 2001, compared to $29.2 million in the same period last year. Net outstanding borrowings on the Company's revolving credit facility increased $1.8 million during the first quarter of fiscal 2001. The Company also paid $300,000 in additional debt issuance costs in the first quarter of fiscal 2001 related to the fiscal 2000 debt amendments.

The Company is currently in compliance with the restrictive debt covenants governing its loan agreements. However, should factors described under "Risk Factors" in the Company's Form 10-K for fiscal 2000 adversely affect future operating results, the Company could violate one or more of its restrictive covenants within the next twelve months. For additional discussion of long-term debt refer to Note 5 of the Consolidated Financial Statements.

Working Capital

Working capital at the end of the first quarter of fiscal 2001 was $150.5 million, compared to $142.7 million at June 30, 2000. The increase in working capital was primarily attributable to increased accounts receivable and a reduction in accounts payable. Accounts payable declined primarily because of a decrease in inventory offset by the acceleration of payments to vendors, a substantial portion of which was funded by the Company's revolving credit facility.

Market Risk Sensitive Instruments

There have been no material changes in the Company's inherent market risks since the disclosures made as of June 30, 2000, in the Company's Annual Report on Form 10-K.

Risk Factors That May Affect Future Results; Forward Looking Statements

This quarterly report includes forward-looking statements based on our current expectations and projections about future events, including: market conditions; future financial performance and potential growth; effect of indebtedness; future cash sources and requirements, expected capital expenditures; competition and production costs; strategic plans, estimated proceeds from and the timing of asset sales including the sale of the SBQ segment; the Company's interest in AIR; environmental matters and liabilities; possible equipment losses; labor relations; and other matters. These forward-looking statements are subject to a number of risks and uncertainties, including those identified in the Annual Report on Form 10-K for fiscal year 2000, which could cause our actual results to differ materially from historical results or those anticipated and certain of which are beyond our control. The words "believe", "expect", "anticipate" and similar expressions identify forward-looking statements. All forward-looking statements included in this document are based upon information available to the Company on the date hereof, and the Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. It is important to note that the Company's actual results could differ materially from those described or implied in such forward-looking statements. Moreover, new risk factors emerge from time to time and it is not possible for the Company to predict all such risk factors, nor can the Company assess the impact of all such risk factors on its business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those described or implied in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

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


Item 6. Exhibits and Reports on Form 8-K

     (a) The  following  exhibits  are filed with this  report:

          (1) Settlement Agreement dated September 19, 2000 between Birmingham Steel Corporation and Robert A. Garvey.
          (2) Sale and Purchase Agreement between Birmingham Steel Corporation and North American Metals, Ltd., dated September 28, 2000

(b)      Reports on Form 8-K

None

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  Birmingham Steel Corporation

                                  November 1, 2000

                                  /s/   J. Daniel Garrett
                                  -----------------------
                                        J. Daniel Garrett
                                        Chief Financial Officer and
                                        Vice President Finance



Exhibit 6.1


                             SETTLEMENT AGREEMENT

         THIS SETTLEMENT AGREEMENT is made and entered into this 19th day of September, 2000, between Birmingham Steel Corporation, a Delaware corporation (the "Company"), and Robert A. Garvey ("Garvey").

                                    RECITALS:
                                    --------

         Garvey and the Company are parties to that certain Employment Agreement dated January 5, 1996 as amended pursuant to an Amendment to Employment Agreement dated August 10, 1998, and Amendment to Employment Agreement dated September 20, 1999 (as so amended, the "Employment Agreement"). Garvey has made certain claims against the Company under the Employment Agreement and under the Executive Severance Plan adopted by the Company's Board of Directors on August 29, 1997 and amended and restated as of September 2, 1999 (the "Plan") and under various other retirement and benefit plans of the Company. Garvey's employment by the Company terminated on December 2, 1999. The Company and Mr. Garvey are also parties to the following litigation and arbitration proceedings (collectively, the "Litigation"):

     (i) Robert A. Garvey, et al. v. Birmingham Steel Corporation, CV-00-417, pending in the Circuit Court of Jefferson County, Alabama.

     (ii) Robert A. Garvey, et al. v. Birmingham Steel Corporation, CV-17754, pending in the Delaware Court of Chancery (New Castle County).

     (iii) Robert A. Garvey, et al. v. Birmingham Steel Corporation, et al., CV-00-L-0493-S, previously pending in the United States District Court for the Northern District of Alabama.

     (iv) Arbitration of Robert A. Garvey & Birmingham Steel Corporation, #30 620 00020 00, pending with the American Arbitration Association.

     (v) Arbitration of Harold Olden & Birmingham Steel Corporation, #39 620 00016 00, pending with the American Arbitration Association (filed under a joint demand, but Garvey is not a named party in this docket number).

     (vi) Birmingham Steel Corporation v. Shapiro, Forman & Allen, LLP. et al., CV-00-433, pending in the Circuit Court of Jefferson County, Alabama.

The Company and Garvey are willing to compromise and settle Garvey's claims for benefits under the Employment Agreement, the Plan and under all other retirement and benefit plans of the Company and to compromise and settle all claims under the Litigation according to the following terms and conditions:

                                    AGREEMENT

         NOW, THEREFORE, in consideration of the mutual covenants and agreements contained herein and other good and valuable consideration, the receipt and adequacy of which is hereby acknowledged, the Company and Garvey hereby agree as follows:

1. Settlement Payments.

     (a) The Company shall pay on or before September 19, 2000 in settlement of all Garvey's claims under the Plan a lump sum cash payment to Garvey of Nine Hundred Thousand and 00/100 Dollars ($900,000.00), subject to such withholding as is otherwise applicable under Section 7(e) hereof.

     (b) The Company shall pay on or before September 19, 2000 in settlement of all of Garvey's claims under the Employment Agreement, the Litigation, and all other retirement and benefit plans or policies of the Company (collectively, the "Claims") the following:

          (i) a lump sum cash payment to Garvey of Two Million Two Hundred Thousand and 00/100 Dollars ($2,200,000.00), which amount includes all vacation pay (if any) owed to Garvey; and

          (ii) a lump sum cash payment of Three Hundred Thousand and 00/100 Dollars ($300,000.00) payable into an interest bearing escrow account with an escrow agent agreeable to the parties that will be released to Garvey within forty-eight (48) hours after repayment to the Company of all remaining amounts that are held by four law firms from the original $450,000 deposited by the Company with such law firms on December 1, 1999 for the purpose of paying legal fees of beneficiaries of the Plan incurred in connection with disputes with the Company relating to the Plan and to certain employment agreements (the "Legal Fee Funds"), along with a certification from each such law firm of the amounts expended by such firms as more particularly provided in Section 3 below.

     (c) In further settlement of the Claims, the Company shall immediately transfer or shall cause the trustee of the Company's Rabbi Trust to transfer to Garvey ownership of, and all rights, title and interest in, the following two life insurance policies insuring the life of Garvey; provided, however, that if for any reason such policies cannot be transferred, the Company will pay to Garvey a cash payment of $725,000 in lieu of such transfer:

          (i) Policy No. 9 667 556 dated May 10, 1996, issued by Massachusetts Mutual Life Insurance Company naming the Company as the owner and beneficiary.

          (ii) Policy No. 9 666 110 dated May 10, 1996, issued by Massachusetts Mutual Life Insurance Company naming the Company's Rabbi Trust as the owner and beneficiary.

     (d) On or before September 19, 2000, the Company shall distribute to Garvey in cash all vested amounts currently in Garvey's compensation deferral plan account under the Company's Executive Retirement Plan ($237,324.36 as of August 31, 2000, together with any additional earnings or losses thereon since that date),  subject to such  withholding  as is otherwise  applicable  under Section
7(e).

     (e) On or before  September  19,  2000,  the Company will release to Garvey
16,000 shares of the Company's Common Stock currently held by the Company pursuant to the Employment Agreement and all restrictions on resale of such shares will terminate, subject only to any restrictions under the Securities Act of 1933, as amended or applicable state laws regulating the sale of securities. On or before September 18, 2000, the Company will release to Garvey 47,105 shares of the Company's Common Stock currently held by the Company in the Company's Stock Accumulation Plan, subject to such withholding as is otherwise applicable under Section 7(e), and all restrictions on resale of such shares will terminate, subject only to any restrictions under the Securities Act of 1933, as amended, or applicable state laws regulating the sale of securities. Within 5 business days of the date hereof, the Company shall tender to Garvey a stock certificate evidencing all of such shares.

     (f) All options granted pursuant to the Incentive Stock Option Agreement dated January 5, 1996, the Non-Qualified Stock Option Agreement dated January 5, 1996, the Non-Qualified Stock Option Agreement dated September 2, 1997, the Incentive Stock Option Agreement dated September 2, 1997, the Non-Qualified Stock Option Agreement dated August 10, 1998, the Incentive Stock Option Agreement dated August 10, 1998, the Non-Qualified Stock Option Agreement dated January 18, 1999, and the Incentive Stock Option Agreement dated January 18, 1999, all between the Company and Garvey shall vest in full as of the date hereof and such options shall be and remain exercisable until and expire on December 2, 2000, in accordance with the amended Option Agreements attached hereto as Exhibits A, B, C, D, E, F, G and H. The parties acknowledge that all such options that were originally incentive stock options have been converted to non-qualified stock options.

     (g) The Company shall provide for the continued benefit of Garvey for the remainder of Garvey's life all benefits equivalent to the benefits provided under the Company's medical, dental and prescription drug plans, programs or arrangements whether group or individual and whether written or unwritten, in which Garvey was entitled to participate or did participate at any time during the 6-month period prior to the termination of his employment, such benefits to be continued at the same level and at no greater cost to Garvey than were in effect during such 6-month period; provided, however, that such coverage shall be secondary to any coverage provided to Garvey from any other employer of Garvey, and following attainment by Garvey of the age of sixty-five, the coverage provided hereunder shall be secondary to coverage provided to Garvey by Medicare or other public insurance.

2. No Mitigation Required. Garvey shall not be required to mitigate the amount of any payment or benefit provided for in Section 1 above by seeking other employment or otherwise, and the amount of any payment or benefit provided for in Section 1 shall not be reduced by any compensation, benefits or other amounts paid to or earned by Garvey as the result of employment with another employer or otherwise, except as otherwise provided in Section 1(g).

3. Legal Fee Funds. The Company has been furnished with a current estimate by Garvey's counsel showing that aggregate fees, costs and expenses of the Litigation, as well as other services (including negotiations on this Settlement Agreement and settlement with Harold Olden) approximate a total of $413,000.
Thus, the parties contemplate that, absent unforeseen material additional expenditure of time or money, approximately $37,000 of the Legal Fee Funds would remain to be returned to the Company. Garvey shall use his best efforts to, and the Company shall cooperate with Garvey (including the Company's best efforts to obtain the consent of any of the remaining participants in the Executive
Severance Plan to a waiver of claims against, and a return of the funds remaining in the Legal Fee Funds) in an effort to seek the return of the Legal Fee Funds to the Company. The Company agrees that, based upon the certification by the law firms described above, all costs and expenses, including reasonable attorneys fees, incurred by Garvey and Harold Olden in connection with their claims against the Company and the Litigation, and the costs and expenses of the law firms involved in the Litigation through and including the negotiation and execution of this Agreement, the settlement of claims between the Company and Harold Olden, and the releases and dismissal of the Litigation contemplated in this Agreement are properly assessable against the Legal Fee Fund in the aggregate, without regard to the source of such funds. Upon the return of the remainder of the Legal Fee Funds, the Company shall indemnify and hold Garvey harmless from any claims by a participant in the Plan arising out of the return of such funds.

4. Payment Obligations Absolute; Default Rate. The Company's obligation to pay Garvey the amounts provided for herein and to provide the benefits provided for herein shall be absolute and unconditional. In the event of the Company's failure to pay any amounts provided for hereunder on a timely basis, all amounts due hereunder shall immediately become due and payable, and interest shall accrue on such unpaid amount at an annual rate equal to twenty percent (20%).

5. Release and Waiver.


     (a) For and in consideration of the payments and benefits to be made and provided hereunder by the Company, Garvey, on behalf of himself and his representatives, heirs, successors and assigns, hereby waives and releases the Company, its subsidiaries, affiliated companies, successors and assigns, and their respective officers, directors, employees, agents representatives, attorneys, heirs and assigns (hereinafter "the Released Parties"), from any and all liability, claims, demands, causes of action, and suits of every kind and nature which Garvey may now have, or may have had at any time heretofore, or may have at any time hereafter arising from or resulting from or in any manner incidental to any and every matter, thing or event, occurring or failing to occur, at any time in the past, up to and including the date hereof, including, but without in anyway limiting the generality of the foregoing, any and all liability, claims, demands, causes of action, and suits of every kind and nature which Garvey may have, or may have had at any time heretofore, or may have at any time hereafter pertaining to, relating to or arising out of any and all claims asserted by Garvey, and any and all claims related to any claims asserted by Garvey, or any claims which could have been asserted by Garvey in the following proceedings (collectively hereinafter "the Lawsuits"):

          (i) Robert A. Garvey, et al. v. Birmingham Steel Corporation, CV-00-417, pending in the Circuit Court of Jefferson County, Alabama.

          (ii) Robert A. Garvey, et al. v. Birmingham Steel Corporation, CV-17754, pending in the Delaware Court of Chancery (New Castle County).

          (iii) Robert A. Garvey, et al. v. Birmingham Steel Corporation, et al., CV-00-L-0493-S, previously pending in the United States District Court for the Northern District of Alabama.

          (iv) Arbitration of Robert A. Garvey & Birmingham Steel Corporation, #30 620 00020 00, pending with the American Arbitration Association.

          (v) Arbitration of Harold Olden & Birmingham Steel Corporation, #39 620 00016 00, pending with the American Arbitration Association (filed under a joint demand, but Garvey is not a named party in this docket number).

          (vi) Birmingham Steel Corporation v. Shapiro, Forman & Allen, LLP. et al., CV-00-433, pending in the Circuit Court of Jefferson County, Alabama.

          The payments and benefits to be made and provided hereunder by the Company are in lieu of any payment or benefit to which Garvey would otherwise be entitled under the Executive Severance Plan, Garvey's Employment Agreement, the Executive Retirement Plan, and any other employee benefit or welfare benefit plan to which Garvey would otherwise be entitled. Garvey hereby acknowledges that upon receipt of the payments required hereunder, he has received payment of all amounts owed to him under all contracts, pension and benefit plans of the Company, except as otherwise required under Section 1(g) above. However nothing in this paragraph shall constitute a waiver of any rights Garvey may have to the benefits to be provided pursuant to Section 1(g) above, the Company's qualified pension plan or to indemnification from the Company in accordance with the laws of the state of Delaware, the bylaws of the Company, and any policy of insurance obtained in connection therewith, or any rights Garvey may have for specific performance for enforcement of this Agreement.

          In further consideration, based on the independent judgment of Garvey, and with the advice of legal counsel chosen by Garvey, Garvey expressly agrees to dismiss with prejudice, by any means necessary, the Lawsuits and any and all claims asserted therein, and to direct all of his lawyers, the lawfirm of Ritchie & Rediker, LLC, the lawfirm of Shapiro, Forman & Allen, LLP, and the lawfirm of Bouchard, Margules & Friedlander, P.A. to dismiss all claims brought against the Company with prejudice. Furthermore, Garvey agrees to withdraw his demand for arbitration and to dismiss all claims pending with the American Arbitration Association against the Company, and to have a consent order thereafter entered by the Circuit Court of Jefferson County, Alabama, the Honorable Jack D. Carl presiding, taking jurisdiction of and dismissing all such claims with prejudice. Garvey agrees that, except as provided in Section 3, each party to the Lawsuits shall bear their own costs of the Lawsuits, including court costs.

          Garvey declares, represents, and warrants to Released Parties that he has the authority and capacity to file the complaints in the Lawsuits, and that he has the authority to consent to the dismissal with prejudice of all claims asserted in the Lawsuits. Garvey further declares, represents, and warrants that he has never assigned to any other person or party any portion or all of any claim whatsoever that he may have, have had, or may have in the future against any of the Released Parties.

     (b) In consideration of this mutual release, the Company hereby waives and releases Garvey, and his representatives, attorneys, heirs, successors and assigns, from any claim, cause of action, expense or liability, and suits of every kind and nature which the Company may now have, or may have had at any time heretofore, or may have at any time hereafter arising from or resulting from or in any manner incidental to any and every matter, thing or event, occurring or failing to occur, at any time in the past, up to and including the date hereof, including, but without in anyway limiting the generality of the foregoing, any and all liability, claims, demands, causes of action, and suits of every kind and nature which the Company may have, or may have had at any time heretofore, or may have at any time hereafter pertaining to, relating to or arising out of any and all claims asserted by the Company, and any and all claims related to any claims asserted by the Company, or any claims which could have been asserted by the Company in the Lawsuits. However, nothing in this paragraph shall constitute a waiver of any rights the Company may have for specific performance for enforcement of this Agreement.

In further consideration, based on the independent judgment of the Company and with the advice of legal counsel, the Company expressly agrees to dismiss with prejudice, by any means necessary, the Lawsuits and any and all claims asserted therein against Garvey. The Company agrees that, except as provided in Section 3, each party to the Lawsuits shall bear their own costs of the Lawsuits, including court costs.

6. Waiver of Non-Compete and Non-Solicitation. The Company hereby waives its right to enforce and Garvey is hereby released unconditionally from any further obligations under the provisions of Sections 5(a) and 5(c) of the Employment Agreement relating to the non-solicitation of employees and customers and Garvey's covenant not to compete.

7. General Provisions.

     (a) This Agreement shall be binding upon any successor (whether direct or indirect) by purchase, merger, consolidation, liquidation or otherwise, to all or substantially all of the business and/or assets of the Company. Additionally, the Company shall require any such successor expressly to agree to assume all of the obligations of the Company under this Agreement upon or prior to such succession taking place. Failure of the Company to obtain such agreement upon or prior to any such succession shall be a breach of this Agreement.

     (b) Garvey's rights hereunder are personal, and Garvey may not assign or transfer any part of his rights or duties hereunder, or any payment or benefit due Garvey hereunder, to any other person, except that this Agreement, including without limitation the payments under Section 1, shall inure to the benefit of and be enforceable by Garvey's personal legal representatives, executors, administrators, heirs, distributees, devisees, legatees, or beneficiaries.

     (c) If any term or provision of this Agreement or the application thereof to Garvey shall to any extent be invalid or unenforceable, the remainder of the Agreement or the application of such term or provision to persons or circumstances other than those as to which it is held invalid or unenforceable shall not be affected thereby, and each term and provision of this Agreement shall be valid and enforceable to the fullest extent permitted by law.

     (d) The statutes and common law of the State of Delaware (excluding its choice of law statues and common law) shall apply to the interpretation, administration and enforcement of this Agreement. Any disputes arising under this Agreement shall be resolved in the Circuit Court of Alabama in Jefferson County, Alabama or in Federal District Court in Jefferson County, Alabama, and the parties hereto hereby submit to the jurisdiction of such courts.

     (e) The Company may withhold from any amounts payable to Garvey hereunder all federal, state or other taxes that the Company shall reasonably determine or require to be withheld pursuant to any applicable law or regulation.

     (f) Benefits hereunder shall be paid from the general assets of the Company.

     (g) Neither Garvey nor the Company shall issue any press release or announcement regarding the termination of Garvey's employment with the Company or the contents or provisions of this Agreement without the prior written consent of the other, which consent shall not be unreasonably withheld; provided, however, that the Company shall not be prohibited from making such disclosures as it reasonably determines are required by federal and state securities laws. Neither party hereto shall make disparaging remarks about the other or otherwise seek to damage the reputation or standing of the other in the business community.

     (h) It is understood and agreed by Garvey and the Company that this Agreement constitutes a settlement of all disputed claims between the parties and that the parties deny any and all wrongdoing, liability or responsibility to each other in connection with or on account of same. The parties have entered into this Agreement solely in order to avoid the cost of continuing to arbitrate or litigate these matters.

     (i) The Agreement may be executed in counterparts, and the parties will accept faxed signatures in anticipation of originals to follow.

     (j) This Agreement is part of a global settlement of all claims, lawsuits, and arbitration proceedings between Garvey and the Company and is expressly contingent on the dismissal with prejudice of the Litigation and on the execution of additional full and complete mutual releases between the Company and (1) Harold Olden, (2) the firm of Ritchie & Rediker, L.L.C., (3) the law firm of Shapiro, Forman & Allen LLP, (4) the law firm of Bouchard, Margules & Friedlander, P.A., and (5) the law firm of Lindquist & Vennum, P.L.L.P., it being understood that such dismissal may occur after the execution of such mutual releases.

         IN WITNESS WHEREOF, the Company and Garvey have caused this Agreement to be executed as of the date first above written.

                                       BIRMINGHAM STEEL CORPORATION

                                       By  /s/    John D. Correnti
                                           -----------------------
                                                  John D. Correnti
                                       Its Chairman and CEO


                                           /s/    Robert A. Garvey
                                           -----------------------
                                                  Robert A. Garvey

Exhibit 6.2


                           SALE AND PURCHASE AGREEMENT

                                     BETWEEN

                          BIRMINGHAM STEEL CORPORATION,

                                       and

                           NORTH AMERICAN METALS, LTD.



                               September 28, 2000

                          TABLE OF CONTENTS

1.    PURCHASE AND SALE OF THE BUSINESS.......................................1

         1.1      Purchase and Sale of Memphis Assets...... ..................1
         1.2      Excluded Assets.............................................3
         1.3      Assumption of Liabilities...................................4
         1.4      Purchase and Sale of Capital Stock of AS&W..................5

2.    PURCHASE PRICE, CLOSING, AND RELATED MATTERS............................6

         2.1      Purchase Price..............................................6
         2.2      Allocation..................................................7
         2.3      Closing.....................................................7
         2.4      Purchase Price Adjustment...................................8

3.    REPRESENTATIONS AND WARRANTIES OF BIRMINGHAM STEEL......................8

         3.1      Organization and Good Standing..............................8
         3.2      Authority; Validity; No Breach..............................8
         3.3      Extent of Transferred Assets and Stock......................9
         3.4      Consents and Approvals......................................9
         3.5      Financial Statements.......................................10
         3.6      Absence of Adverse Changes.................................10
         3.7      Licenses and Permits.......................................10
         3.8      Commitments................................................11
         3.9      Brokers and Finders........................................12
         3.10     Real Property..............................................12
         3.11     Personal Property..........................................14
         3.12     Litigation and Orders......................................15
         3.13     Intellectual Property......................................16
         3.14     Taxes......................................................16
         3.15     Insurance..................................................18
         3.16     Employees; Employee Benefit Plans; Labor Matters...........19
         3.17     Environmental..............................................21
         3.18     Accuracy of Information; Full Disclosure...................23
         3.19     Valid Title to Shares; No Options..........................23

4.    REPRESENTATIONS AND WARRANTIES OF BUYER................................24

         4.1      Organization...............................................24
         4.2      Authority; Validity; No Breach.............................24
         4.3      Consents and Approvals; No Violations......................24
         4.4      Litigation.................................................25
         4.5      Access.....................................................25
         4.6      Financial Ability..........................................25
         4.7      Brokers and Finders........................................25
         4.8      Accuracy of Information; Full Disclosure...................25

5.    COVENANTS OF BIRMINGHAM STEEL..........................................26

         5.1      Access and Information; Inspections........................26
         5.2      Preserve Accuracy of Representations and Warranties........26
         5.3      Conduct of Business........................................26
         5.4      HSR........................................................28
         5.5      Non-Compete Agreements.....................................28
         5.6.     Monthly Financial Statements...............................28
         5.7.     Taxes......................................................29
 6.    COVENANTS OF BUYER....................................................29

         6.1      HSR........................................................29
         6.2      Preserve Accuracy of Representations and Warranties........30
         6.3      Continuation of Employment.................................30
         6.4      Taxes......................................................30

7.    CONDITIONS PRECEDENT TO OBLIGATIONS OF BIRMINGHAM STEEL................31

         7.1      Warranties True and Correct................................31
         7.2      Execution and Delivery of Instruments......................31
         7.3      Unfavorable Action or Proceeding...........................31
         7.4      Performance of Covenants...................................31
         7.5      Consents, Approvals and Authorizations.....................31
         7.6      Exhibits and Schedules.....................................32
         7.7      Opinion of Counsel.........................................32
         7.8      Material Adverse Change....................................32
         7.9      Releases...................................................32
         7.10     Governmental Concurrences..................................32

8.    CONDITIONS PRECEDENT TO OBLIGATIONS OF BUYER...........................32

         8.1      Warranties True and Correct................................32
         8.2      Consents, Approvals and Authorizations.....................32
         8.3      Execution and Delivery of Instruments......................32
         8.4      Performance of Covenants...................................33
         8.5      Unfavorable Action or Proceeding...........................33
         8.6      Governmental Concurrences..................................33
         8.7      Opinion of Counsel.........................................33
         8.8      Exhibits and Schedules.....................................33
         8.9      Material Adverse Change....................................33

9.    CLOSING................................................................34

         9.1      Items to be Delivered at the Closing.......................34

10.   TRANSITIONS FOLLOWING CLOSING..........................................36

         10.1     Books and Records..........................................36
         10.2     Confidentiality............................................37
         10.3     Sale of DRI................................................37
         10.4     Accounts Receivable........................................37
         10.5     Transition.................................................37

11.   INDEMNIFICATION........................................................38

         11.1     Survival...................................................38
         11.2     Indemnification by Birmingham Steel........................38
         11.3     Indemnification by the Buyer...............................39
         11.4     Claims.....................................................40
         11.5     Limitation.................................................41
         11.6     Basket.....................................................41

12.   TERMINATION AND ABANDONMENT............................................41

         12.1     Methods of Termination.....................................41
         12.2     Termination Due to Default.................................42
         12.3     Procedure Upon Termination.................................42

13.   ARBITRATION............................................................42

14.   BENEFIT AND BINDING EFFECT; NO ASSIGNMENT..............................43

15.   EXPENSES...............................................................43

16.   NOTICES................................................................43

17.   SEVERABILITY...........................................................44

18.   AMENDMENTS.............................................................45

19.   COUNTERPARTS...........................................................45

20.   HEADINGS...............................................................45

21.   GOVERNING LAW..........................................................45

22.   PUBLIC ANNOUNCEMENTS...................................................45

23.   ENTIRE AGREEMENT.......................................................45

24.   DEFINITIONS............................................................46

                           SALE AND PURCHASE AGREEMENT

         THIS SALE AND PURCHASE AGREEMENT (the "Agreement") is entered into as of the 28th day of September, 2000, by and between Birmingham Steel Corporation, a Delaware corporation ("Birmingham Steel"), and North American Metals, Ltd., a Michigan corporation ("Buyer").

                                    Recitals

         A........Birmingham   Steel  owns  and  operates   various  steel  mill
facilities throughout the United States. Birmingham Steel owns all rights, titles and interests to all of the issued and outstanding capital stock of American Steel & Wire corporation, a Delaware corporation ("AS&W").

         B........AS&W  owns all  rights,  titles  and  interests  in all of the assets and business currently conducted at and operates the Cuyahoga Works facility located in Cuyahoga Heights, Ohio and the Missile Wire Facility (also known as the T.O.W. facility) located in Cleveland, Ohio (collectively, the "Cleveland Facilities"), and Birmingham Steel owns and operates a steel plant in Memphis, Tennessee (the "Memphis Facility"). The ownership and operation of the Cleveland Facilities and the Memphis Facility is referred to herein as the "Business".

         C........The  Cleveland  Facilities and the Memphis Facility,  together with the American Iron Reduction, LLC facility located in Louisiana (the "AIR Facility"), generally comprise the Special Bar Quality Division of Birmingham Steel (the "SBQ Division"). The Memphis Facility and the Cleveland Facilities are collectively referred to herein as the "Facilities".

         D........Buyer  desires to purchase,  and  Birmingham  Steel desires to sell, all right, title and interest in the Business, which transaction will be consummated by the purchase and sale of all the assets of any kind of Birmingham Steel which are used or held for use in the operation of the Memphis Facility, except as specifically excluded herein, and all of the capital stock of AS&W (and thereby all the assets owned by AS&W and currently used at the Cleveland Facilities), subject to the terms and conditions of this Agreement.

                                   Agreements

     NOW THEREFORE, in consideration of the premises and of the mutual covenants, agreements, representations and warranties herein contained, the adequacy of which are hereby acknowledged, the parties agree as follows:

1.       PURCHASE AND SALE OF THE BUSINESS.

1.1 Purchase and Sale of Memphis Assets. Upon the terms and subject to the conditions set forth in this Agreement, at the Closing (as defined in Section
2.3 below), Birmingham Steel shall sell, convey, assign, transfer and deliver to Buyer, and Buyer shall purchase and acquire from Birmingham Steel, on the Closing Date (as defined in Section 2.3 below), all of the business, assets, properties, goodwill and rights of Birmingham Steel of any kind which are used or necessary for the operation of the Memphis Facility (whether owned, leased or otherwise controlled, directly or indirectly, and regardless of location) other than the Excluded Assets (as defined in Section 1.2) (all of the transferred assets being referred to collectively as the "Transferred Assets"), free and clear all of all liens, encumbrances, mortgages and/or claims and third party rights of any kind (other than the Permitted Exceptions, as defined in Section 3.10(a) below and the Assumed Liabilities, as defined in Section 1.3 below), including, without limitation, all of Birmingham Steel's right, title and interest in and to the following:

                  (a) all real property owned by Birmingham Steel upon which the Memphis Facility is located and more particularly described on Schedule 3.10(a)(1) attached hereto, together with all buildings, structures, improvements, appurtenances and fixtures located thereon, together with all of Birmingham Steel's right, title and interest in and to all easements, rights of way, licenses and other interests therein;

                  (b) Birmingham Steel's leasehold interest in and to all parcels of real property used in the Memphis Facility that are leased by Birmingham Steel from third parties pursuant to the Real Property Leases set forth on Schedule 3.10(b)(1) attached hereto, together with Birmingham Steel's right, title and interest in and to all structures, improvements, buildings, leasehold improvements, appurtenances and fixtures located thereon, together with all of Birmingham Steel's right, title and interest in and to all easements, rights of way, licenses and other interests therein;

                  (c) All tangible personal property used in connection with the operation of the Memphis Facility of every kind and nature, including, without limitation, all furniture, fixtures, equipment and machinery and spare parts and consumables for same, including raw materials, billets, work in process, and finished goods inventory with respect to the Memphis Facility, vehicles, and owned or licensed computer systems, including without limitation, the personal property for the Memphis Facility on Schedule 1.1(c);.

                  (d) All intangible property of every kind and nature which exists as of the Closing Date and which is necessary or useful in Birmingham Steel's operation of the Memphis Facility, including, without limitation, the following:

                    (i) all patents,  trademarks,  trade names,  service  marks, logos, trade secrets, copyrights, and all applications and registrations therefor that are owned, licensed or otherwise controlled by Birmingham Steel and used or required in connection with the operation of the Memphis Facility, and licenses thereof pursuant to which Birmingham Steel have any right to the use or benefit of, or other rights (with respect to the Memphis Facility), with respect to any of the foregoing, including without limitation, the items identified on Schedule 1.1(d)(i) (the "Intellectual Property");

                    (ii) Except as provided on Schedule 3.4 hereto, all licenses, permits, certificates, franchises, registrations, other indicia of authority relating to the operation of the Memphis Facility as presently conducted by Birmingham Steel and relating to any renovation or construction on the Real Property, which Permits are listed on Schedule 3.7(1); and

                    (iii) the goodwill of the Memphis Facility.

                  (e) Birmingham Steel's respective rights pursuant to all leases of personal property to which Birmingham Steel is a party relating to the Memphis Facility accruing on or after the Closing, including without limitation, the Personal Property Leases listed on Schedule 3.11(b)(1), and all of the oral and written contracts, obligations, purchase and sales orders or other commitment which are currently in effect with respect to the construction, renovation, ownership, servicing, maintenance, occupancy and/or operation of the Memphis Facility (the "Contracts") accruing on or after the Closing, including, without limitation, the Contracts listed on Schedule 3.8(1) hereof; (f) all files, contracts, documents, records, customer lists, research and development reports and records, production reports and records, service and warranty records, equipment logs, operating guides and manuals, creative materials, advertising materials, promotional materials, studies, reports, correspondence and other similar documents and records and copies of all personnel records of Employees (as defined in Section 3.16(a)) retained by Buyer, as all such books and records relate to the operations of the Facilities (regardless of the form of storage or retrieval); and (g) all accounts receivable of Birmingham Steel relating to the Memphis Facility carried on the books of Birmingham Steel as of the Closing Date.

1.2  Excluded  Assets.  Notwithstanding  anything to the  contrary  contained in
Section 1.1 or elsewhere in this Agreement, the following items (collectively, the "Excluded Assets) are not part of the sale and purchase contemplated hereunder, are excluded from the Transferred Assets, and shall remain the property of Birmingham Steel after the Closing:

                    (a) all cash and cash  equivalents  and all  securities  and
               short  term   investments   (other  than   outstanding   accounts
               receivable);

                    (b) the minute books,  stock  records and corporate  seal of
               Birmingham Steel;

                    (c) U.S.  Trademark  Registration  Number:  797.516;  serial number 74/310482; applicant: Birmingham Steel Corporation, mark B design.

                    (d) the rights of Birmingham Steel under this Agreement;

                    (e) all contracts of insurance of  Birmingham  Steel and any claim or right of Birmingham Steel thereunder, except as may be provided by this Agreement;

                    (f) rights and claims of Birmingham Steel that may be asserted as a defense, cross claim or counterclaim in any action, suit, proceeding that may be brought against Birmingham Steel and that relate to any liability or obligation of Birmingham Steel retained by Birmingham Steel pursuant to this Agreement;

                    (g) Birmingham Steel's tangible assets located at Birmingham
               Steel's home office in Birmingham, Alabama; and

                    (h) the original tax returns,  financial records,  and other books, records and correspondence of Birmingham Steel relating to the Memphis Facility pre-Closing, other than those files and records specifically included by Section 1.1(f) and copies of any of the foregoing or other files required by Buyer in the operation of the Memphis Facility; and

                    (i) any assets relating to or used exclusively in the operation of the AIR Facility and not located at the Facilities.
               1.3 Assumption of Liabilities. On the Closing Date, Buyer shall assume and agree to discharge only the following specifically enumerated obligations and liabilities of Birmingham Steel and AS&W, (the "Assumed Liabilities"):

          (a) Unless discharged by the Buyer in accordance with Section 2.1(d) below, the following indebtedness of Birmingham Steel or AS&W:

               (i) The Industrial  Development  Board of the City of Memphis and
          County of Shelby, Tennessee Pollution Control Revenue Bonds (Birmingham Steel Corporation) Series 1996, dated October 1, 1996, in the original amount of Twenty Six Million and No/100 Dollars ($26,000,000.00), and the related promissory note, loan agreement, and ancillary agreements thereto, along with the Reimbursement Agreement, dated October 1, 1996, and amendments thereto, by and between Birmingham Steel and PNC Bank (the "Memphis Loan");

               (ii) The Promissory Note between Birmingham Steel Corporation and the Tennessee Valley Authority, dated February 13, 1998, in the original amount of One Million Five Hundred Thousand and No/100 Dollars ($1,500,000.00) (the "Memphis TVA Note");

               (iii) The State of Ohio Solid Waste Disposal Revenue Bonds Series 1995 (AS&W Corporation Project), dated September 1, 1995, in the original amount of Fifteen Million Five Hundred Thousand and No/100 Dollars ($15,000,000.00), and the related promissory note, loan agreement, and ancillary agreements thereto, along with the Amended and Restated Reimbursement Agreement, dated October 12, 1999, and amendments thereto, by and among Birmingham Steel, AS&W and Bank of America, N.A. (the "Cleveland Loan").

The Memphis Loan, the Memphis TVA Note, and the Cleveland Loan shall be collectively referred to herein as the "Assumed Indebtedness."

                  (b) All obligations under the Contracts, Real Property Leases and Personal Property Leases relating to the Business, that become due after Closing, but specifically excluding any obligation or liability arising from any default or non performance by Birmingham Steel or AS&W prior to the Closing Date and any liability for payment of any retention compensation to any Employees, which liabilities shall be the sole responsibility of Birmingham Steel;

                  (c) Subject to the provisions of Section 2.4, all accounts payable of Birmingham Steel and AS&W relating to the operation of the Business existing as of the Closing Date incurred in the ordinary course of business prior to the Closing Date, but in no event more than the value of the inventory of AS&W and of the Memphis Facility acquired under this Agreement.

                  Notwithstanding the foregoing provisions, Birmingham Steel shall retain and the Buyer shall not assume and shall not be liable in any way for any costs, claims, liabilities or obligations of any kind of Birmingham Steel or AS&W whether from the Transferred Assets or the Business and/or Birmingham Steel's or AS&W's other assets and businesses (regardless of when asserted) other than the Assumed Liabilities, including without limitation, taxes, government assessments or fees, employee severance payments, benefit claims, or staywell bonuses, product liability, workers' compensation, third party claims, government investigations and/or litigation (actual or threatened) ("Retained Liabilities"). In addition, subject to the limitations of Section 11, Birmingham Steel shall retain and indemnify Buyer from and against, and Buyer shall not assume and shall not be liable in any way for any Environmental Costs or Environmental Matters arising out of or in any way related to Birmingham Steel's or AS&W's operation of the Transferred Assets or the Business between June 30, 1986, and the Closing Date ("Retained Environmental Liabilities").
1.4 Purchase and Sale of Capital Stock of AS&W. Subject to the terms and conditions of this Agreement, at the Closing and on the Closing Date (as defined below), Birmingham Steel will sell, assign, transfer and deliver to Buyer, and Buyer will purchase, all of the issued and outstanding shares of common stock, par value $0.01 per share, of AS&W (the "Shares"). At the Closing, Birmingham Steel shall deliver, or cause to be delivered, to Buyer, free and clear of all pledges, liens or encumbrances of any kind, the certificates representing all of the Shares, duly endorsed in blank or accompanied by stock powers duly endorsed in blank. As a consequence of the sale and transfer of the Shares, the Buyer will acquire indirectly, through ownership of the Shares, all of the assets of AS&W currently used in the operation of the Cleveland Facilities (whether owned, leased or otherwise controlled, directly or indirectly, and regardless of location, other than the Excluded Assets set forth in 1.2) (the "AS&W Assets"), including, but not limited to (i) the assets of AS&W referred to in Section 3.3,(ii) the owned real property of AS&W and all buildings, structures, improvements, appurtenances and fixtures located thereon and related easements, rights-of-way and other interests referred to in Section 3.10 and described on
Schedule 3.10(a)(2), and the leased real property leases described on Schedule 3.10(b)(2), (iii) the owned personal property of AS&W referred to in Section
3.11 and listed on Schedule 3.11(a)(1), and the leased personal property listed on Schedule 3.11(b)(2), and all furniture, fixtures, equipment and machines and spare parts and consumables, vehicles and computer systems, (iv) all intellectual property and intangible personal property of AS&W including that referred to in Section 3.13 and listed on Schedule 3.13, (v) all licenses, permits, certificates, franchises, registrations and other indicia of authority listed in Schedule 3.7(2), (vii) the goodwill of AS&W, (viii) all files, contracts, corporate records and documents, customer lists, research and development reports and records, production reports and records, service and warranty records, equipment logs, operating guides and manuals, creative materials, advertising materials, promotional materials, studies, reports and other documents and records and personnel records of Employees of AS&W, (ix) all raw materials, billetts, work in process and finished goods inventory of AS&W, and (x) all accounts receivable of AS&W.

2.       PURCHASE PRICE, CLOSING, AND RELATED MATTERS

     2.1 Purchase Price. The purchase price for the Transferred Assets (the "Purchase Price") shall be payable by Buyer to Birmingham Steel at Closing as follows:

                  (a) Buyer shall deposit with a financial institution acceptable to both parties (the "Escrow Agent"), in an interest bearing account, the amount of Ten Million United States Dollars ($10,000,000.00) (together with any interest accrued thereon from time to time (the "Escrow Deposit"). The Escrow Deposit shall be disbursed eighteen (18) months from the date of Closing in accordance with the terms of an Escrow Agreement, in form agreed to by the parties, among Birmingham Steel, Buyer, and the Escrow Agent (the "Escrow Agreement");

                  (b) Buyer shall deliver to Birmingham Steel a promissory note (the "Promissory Note") in the amount of Forty Million United States Dollars ($40,000,000.00) payable to Birmingham Steel in equal semi-annual installments of principal and interest based upon a ten (10) year amortization schedule with the remaining balance paid in a lump sum payment at the end of the fifth (5th) year. Interest shall be payable at an annualized rate of seven percent (7%) per year on the outstanding principal balance. The Promissory Note shall be fully negotiable, allowing Birmingham Steel the right to sell or transfer the Promissory Note to any third party who is not a competitor of Buyer. The Promissory Note shall be in form acceptable to the parties and will be secured by a second security interest in the Transferred Assets and the Shares. The Promissory Note shall be subordinate to the Buyer's primary financing. Buyer shall have the right at any time to prepay the Promissory Note without penalty.

                  (c) Buyer shall pay to the "Owner Participants" and the "Lenders" an amount equal to the "Stipulated Loss Value" (as such terms are defined in the Memphis Equipment Lease (defined below)) as of the Closing Date, to discharge all obligations of Birmingham Steel under the Equipment Lease Agreement, dated September 30, 1997, and the Lease Supplement, dated November 10, 1997, and all amendments and ancillary agreements thereto (the "Memphis Equipment Lease"). Attached hereto as Schedule 2.1(c) is a schedule which indicates the "Stipulated Loss Value Percentage" (as defined in the Equipment Lease), which is used to calculate the Stipulated Loss Value pursuant to the Equipment Lease, which payment amount as of the date hereof shall not exceed $73,000,000. Birmingham Steel shall receive at Closing a release from the Owner Participants and the Lenders stating that its obligations under the Equipment Lease have been fully and completely discharged.

                  (d) Buyer shall deliver to Birmingham Steel either (i) a mutually acceptable assignment and assumption agreement whereby the Buyer agrees to assume all obligations of Birmingham Steel under the Assumed Indebtedness, including, any documents or instruments which Buyer is required to execute in order to replace or renegotiate all or any portion of the Assumed Indebtedness and release Birmingham Steel of its obligations thereunder, or (ii) a mutually acceptable written confirmation that Buyer has directly discharged all of the Assumed Indebtedness not assumed by Buyer in (i) above; provided, Buyer shall only be obligated to assume or discharge under (i) or (ii) above an aggregate amount of principal payments equal to Forty Two Million and No/100 Dollars ($42,000,000.00); provided, further, that under either (i) or (ii), Buyer shall obtain for Birmingham Steel a release of Birmingham Steel's obligations under the Assumed Indebtedness from the appropriate third parties thereunder, up to the maximum amount of Buyer's liability stated in this paragraph.

                  (e) Buyer shall deliver to Birmingham Steel by wire transfer cash in an amount equal to the sum of the following (the "Cash Purchase Price"):

                    (i) the net purchase  price  adjustment in  accordance  with
               Section 2.4 below; plus

                    (ii) an amount  equal to Two Hundred  Seventeen  Million and
               No/100 Dollars ($217,000,000.00), less (A) the Stipulated Loss Value paid by the Buyer pursuant to Section 2.1(c) above, and (B) the principal portion of the obligations assumed or paid by Buyer and any interest paid by Buyer pursuant to Section 2.1(d) above.

2.2 Allocation. The Purchase Price shall be allocated between the Transferred Assets and the Shares, and among the Various Transferred Assets as shall be mutually agreed by the parties prior to the Closing. After the Closing, the parties shall make consistent use of the allocation, fair market value and useful lives of the Transferred Assets for all tax purposes and in any and all filings, declarations and reports with the Internal Revenue Service ("IRS") in respect thereof, including the reports required to be filed under Section 1060 of the Internal Revenue Code of 1986, as amended (the "Code"), if applicable, it being understood that Buyer shall prepare and delivery IRS Form 8594 to Birmingham Steel within forty-five (45) days after the Closing Date if such form is required to be filed with the IRS. In any Proceeding related to the determination of any tax, neither Buyer nor Birmingham Steel shall contend or represent that such allocation is not a correct allocation. 2.3 Closing. The consummation of the transactions contemplated by this Agreement (the "Closing") shall take place at a mutually agreeable time and place in Birmingham, Alabama at 9:00 a.m. (local time), no later than November 1, 2000, subject to the applicable waiting period under the Hart-Scott-Rodino Act, unless the parties agree otherwise (the date of Closing shall be referred to as the "Closing Date"). Should the transactions contemplated by this Agreement not close on or before such date, the parties' rights, duties and obligations under and pursuant to this Agreement shall be governed by Section 12 of this Agreement.
Consummation of the transactions provided for in this Agreement shall be effective as of the closing of business on the Closing Date.

2.4      Purchase Price Adjustment.

                  (a) Prior to the Closing Date, the parties will each provide appropriate representatives who will conduct a physical count and quality of the Inventory at the Facilities, and the parties will review the accounts receivable of AS&W and the Memphis Facility (the "Accounts Receivable") and will agree on a value of the inventory being acquired. The value of the inventory purchased shall take into account obsolescence and merchantable condition. The purchase price payable at Closing will then be adjusted by adding to the purchase price the agreed value of such inventory and Accounts Receivable and by subtracting the agreed amount of accounts payable of AS&W and the accounts payable of the Memphis Facility as of the Closing Date. For purposes of determining the amount of accounts receivable to be added to the purchase price, the total accounts receivable of AS&W and the Memphis Facility will be discounted by five percent (5%).

                  (b) If the parties cannot agree on the value of the inventory, such value shall be determined by an independent appraisal by a qualified appraiser agreed to by both parties, and if the parties cannot agree on an appraiser, each of the Buyer and Birmingham Steel shall select an appraiser and the two so selected shall select a third. The value shall be the average of the two appraisals closest in amount. The parties each shall bear the cost of their respective appraiser and shall split the cost of the third. If only one appraiser is required, the parties shall split the cost.

3.       REPRESENTATIONS AND WARRANTIES OF BIRMINGHAM STEEL.

         Birmingham Steel, on its own behalf and on behalf of AS&W, represents and warrants to Buyer, which representations and warranties shall be true and correct on the date hereof and through and including the Closing Date, as follows:
3.1 Organization and Good Standing. Both Birmingham Steel and AS&W are each a corporation duly organized, validly existing and in good standing under the laws of their respective states of incorporation. Birmingham Steel has all requisite corporate power and authority and is entitled to own or lease the Transferred Assets, and insofar as it relates to the business of the Memphis Facility, to carry on such business in all places where such business is now conducted and such properties are owned or leased. AS&W has all requisite corporate power and authority to and is entitled to own or lease all of its assets and to carry on such business in all places where such business is now conducted and such properties are owned or leased.

3.2      Authority; Validity; No Breach.


                  (a) Birmingham Steel has the full corporate or other right, power, legal capacity and authority, without the consent of any other person, to execute, deliver and carry out the terms of this Agreement and all documents and agreements necessary to give effect to the provisions of this Agreement and to consummate the transactions contemplated hereby. All corporate and other actions required to be taken by Birmingham Steel to authorize the execution, delivery and performance of this Agreement, all documents executed by Birmingham Steel which are necessary to give effect to this Agreement, and all transactions contemplated hereby have been duly and properly taken or obtained or will be duly and properly taken or obtained by Birmingham Steel prior to the Closing Date. No other corporate or other action on the part of Birmingham Steel is necessary to authorize the execution, delivery and performance of this Agreement, all documents necessary to give effect to this Agreement, and all transactions contemplated hereby.

                  (b) This Agreement is, and the documents to be delivered at the Closing will be, the lawful, valid and legally binding obligation of Birmingham Steel, each enforceable in accordance with its terms, except to the extent enforceability is limited by equitable remedies and laws affecting creditors' rights generally. Except for the consents set forth on Schedule 3.4 (which Birmingham Steel believes can be obtained), the execution and delivery of this Agreement and the consummation of the transactions contemplated hereby will not, with or without the giving of notice and/or the passage of time:

                           (i) violate or conflict with the Certificate of Incorporation, Bylaws, or other internal governance documents of Birmingham Steel or AS&W or any provision of law, statute, rule, regulation, agreement or other obligation to which Birmingham Steel or AS&W is subject;

                         (ii) violate or conflict with any judgment, order, writ
                    or decree of any court applicable to Birmingham Steel or AS&W;

                         (iii) result in the breach or termination of any provision of, or create rights of acceleration or constitute a default under, the terms of any material indenture, mortgage, deed of trust, contract, agreement or other instrument to which Birmingham Steel or AS&W is a party or by which Birmingham Steel or AS&W is bound or result in the creation or imposition of any lien, charge or encumbrance upon any of the Transferred Assets; and

                         (iv) not  provoke  or  exacerbate  any  third  party or
                    governmental litigation, claim, investigation and/or proceeding that would have a Material Adverse Effect (as defined in Section 3.4 herein) on the Business or would require Buyer's material involvement in an ongoing litigation or proceeding.

3.3 Extent of Transferred Assets and Stock. The Transferred Assets include all of the real and personal property, intangible property, rights and other assets owned, leased or used by Birmingham Steel directly in connection with the operation of the Memphis Facility on and immediately prior to the date hereof, excluding the Excluded Assets. AS&W owns or leases all of the AS&W Assets used in connection with the operation of the Cleveland Facilities on and immediately prior to the date hereof.

3.4 Consents and Approvals. Except as set forth in Schedule 3.4, or Schedule 3.11(a), 3.11(b)(1), or 311(b)(2), no consent, approval, permit, waiver, authorization or other action of or by any nongovernmental person or entity, and no consent, approval, permit, waiver, authorization or other action of or by any court or governmental person or entity, is required in connection with the transfer of the Transferred Assets and the Shares to Buyer and the execution, delivery or performance of this Agreement by Birmingham Steel, except those which, individually or in the aggregate, would not have a material adverse effect on the Business taken as a whole (a "Material Adverse Effect").

3.5 Financial Statements. Prior to the date hereof, Birmingham Steel has delivered to Buyer copies of the unaudited balance sheets with respect to the Business as of June 30, 2000, 1999, 1998 1997, 1996, 1995 and 1994, as well as unaudited statements of operations and line of business equity (deficiency) and cash flows for the seven months ended June 30, 1994, and for each of the next six years in the period ended June 30, 2000, copies of which are attached as
Schedule 3.5 (the "Financial Statements"). Within ten (10) days prior to Closing, Birmingham Steel will deliver to Buyer audited Financial Statements as of and for the periods referenced above. Birmingham Steel has delivered to Buyer copies of monthly financial statements certified by the Chairman and Chief Financial Officer of Birmingham Steel covering the monthly periods from June 30, 2000, to the date of this Agreement, to the extent such statements have been prepared by Birmingham Steel as of the date hereof. The monthly unaudited financial statements are true, complete and correct in all material respects and present fairly and accurately the financial condition of the Business and the results of operations thereof at the dates and for the periods indicated and have been prepared in conformity with generally accepted accounting principles, applied consistently for the periods specified (the unaudited financial statements do not include a statement of cash flows or footnotes nor have they been audited or reviewed by independent auditors). From and after June 30, 2000, Birmingham Steel has not (and at Closing shall not have) made any changes in their accounting methods or practices with respect to the Business.

3.6 Absence of Adverse Changes. Since June 30, 2000, there has not been any material adverse change in the assets, liabilities, business, or operations of the Facilities or the Transferred Assets. 3.7 Licenses and Permits. Except for the pending permits set forth on Schedule 3.7(1) and Schedule 3.7(2), Birmingham Steel and AS&W have all governmental permits, licenses, orders and authorizations, and has made all required filings and registrations with, governmental entities, required for the conduct of its business as presently conducted at the Facilities and the ownership, lease or operation of the Facilities, except where the failure to have obtained any such permit would not, individually or in the aggregate, have a Material Adverse Effect. A complete and correct list of the permits is set forth on Schedule 3.7(1) and Schedule 3.7(2) (collectively, the "Permits"), and a true and complete copy of each such Permit has been previously delivered to the Buyer. All the Permits are valid and in full force and effect, and Birmingham Steel or AS&W have duly performed and are in compliance with all its obligations under the Permits, except where any noncompliance, individually or in the aggregate, would not have a Material Adverse Effect. To the Best Knowledge of Birmingham Steel and AS&W, no event has occurred with respect to the Permits which allows, or after notice or lapse of time or both would allow, the suspension, limitation, revocation or termination thereof or would result in any other material impairment of the rights of Birmingham Steel or AS&W in and under any of the Permits, and no terminations thereof or proceedings to suspend, limit, revoke or terminate any Permit have been threatened. As used throughout this Agreement, the phrase "to the Best Knowledge of Birmingham Steel and AS&W" shall refer to matters actually known by the President, Chief Executive Officer, Chief Administrative Officer, Chief Financial Officer, any Vice President, the Secretary, the Comptroller of Birmingham Steel, the Plant Manager at the Facilities, and the Environmental Manager of Birmingham Steel, after reasonable inquiry but without any imputed or constructive knowledge.

3.8      Commitments.


                  (a) Schedule 3.8(1) sets forth a list of the contracts, obligations or commitments (whether written or oral) of Birmingham Steel which directly relate to the Memphis Facility and Schedule 3.8(2) sets forth a list of the contracts, obligations or commitments (whether written or oral) of AS&W (each a "Commitment"): (i) any contract for the lease of property from or to third parties requiring aggregate lease or rental payments in excess of $50,000 over the term of the lease; (ii) any contract in effect on the date hereof which involves more than $50,000 for the purchase of materials, commodities, supplies or other property or for the receipt of services or for the sale of property in the ordinary course of business; (iii) any partnership, joint venture, shareholder or similar agreement; (iv) any mortgage, pledge, deed of trust, loan or credit agreement, contract for borrowed money, guaranty, letter of credit, currency or interest rate exchange agreement or similar instrument or agreement related to the Assumed Liabilities; (v) any manufacturer's representative agreement, brokers agreement, distributorship or dealer agreement or other agreement relating to the sale or distribution of products to or by persons or other retailers; (vi) any agreement involving in excess of $50,000 in any year and not made in the ordinary course of business; (vii) any agreement with any manufacturer, supplier or customer with respect to discounts or allowances other than agreements for the purchase and sale of goods and services of Birmingham Steel (with respect to the Memphis Facility) or AS&W reflecting normal and customary discounts and allowances given and received by Birmingham Steel (with respect to the Memphis Facility) or AS&W; (viii) any agreement relating to the acquisition or disposition of businesses, product lines or a material amount of assets other than in the ordinary course of business; (ix) any indemnification agreement with an Employee of the Business (as defined in Section 3.18(a)); (x) any other agreement not of the type referred to in clauses (i) through (ix) to which either Birmingham Steel or AS&W is a party or by which any of the their assets may be bound or affected that was not entered into in the ordinary course of business, and (1) which involves more than $50,000, (2) has an unexpired term longer than one year which cannot be canceled within thirty (30) days without penalty, or (3) is otherwise material to the Facilities. Birmingham Steel has delivered to the Buyer true and complete copies of all Commitments, which are required to be disclosed pursuant to this Agreement.

                  (b) All purchase orders and commitments and all sales orders and commitments of Birmingham Steel with respect to the Memphis Facility and AS&W have been entered into in the ordinary course of business.

                  (c) No default or any event, which, with the lapse of time or the election of any person other than Birmingham Steel or AS&W, will become a default exists under any of the Commitments listed in Schedule 3.8(1) and
Schedule 3.8(2). Each of the Commitments is now valid, in full force and effect and enforceable in accordance with its terms, and Birmingham Steel or AS&W, as the case may be, has fulfilled in all material respects, or taken all action reasonably necessary to enable it to fulfill when due, all its obligations under the Commitments.

     3.9 Brokers and Finders. Neither Birmingham Steel or AS&W has employed any broker or finder or incurred any liability for any brokerage fees, commissions or finders' fees in connection with the transactions contemplated by this Agreement for which either Birmingham Steel or AS&W shall be responsible. 3.10 Real Property.

                  (a) Schedule 3.10(a)(1) attached hereto sets forth a description of the real property owned by Birmingham Steel relating specifically to the Memphis Facility and Schedule 3.10(a)(2) sets forth a description of the real property owned by AS&W (collectively, the "Owned Real Property"). Either Birmingham Steel or AS&W has, except as set forth on Schedules 3.10(a)(1) and 3.10(a)(2), good, clear, indefeasible, insurable and marketable title in fee simple to the Owned Real Property free and clear of any and all mortgages, deeds of trust, security interests, mechanics or other liens, easements, pledges, rights of way or encumbrances of any kind subject only to the Permitted Exceptions (as defined below). There are no purchase contracts, options or other agreements of any kind whereby any person or entity will have acquired or will have any basis to assert any right, title or interest in, or right to the possession, use, enjoyment or proceeds of, any part or all of the Owned Real Property.

                  "Permitted Exceptions" shall mean with respect to any of the Real Property: (i) liens for taxes and assessments assessed by state or local jurisdictions not yet due and payable, to the extent such taxes are, or will be, prorated among the parties; (ii) Real Property Leases (as defined in Section 3.10(b)); (iii) imperfections of title, easements and encumbrances, if any, which do not materially adversely affect the present use of the Real Property or otherwise materially interfere with the business being conducted at such Real Property; (iv) any statutory lien arising in the ordinary course of business by operation of law with respect to a liability that is not yet due or delinquent;
(v) liens for taxes, assessments and charges and other claims which the either Birmingham Steel or AS&W are contesting in good faith and for which either Birmingham Steel or AS&W shall have provided adequate security for the payment thereof; (vi) all matters specifically waived by Buyer, as set forth on Schedule 3.10(a)(1) and 3.10(a)(2); and (vii) liens, financing statements and security interests relating to any of the Assumed Liabilities; provided, however, that Permitted Exceptions shall not include any of Birmingham Steel's or AS&W's mortgages, deeds of trusts, deeds to secure debt, debts, liens or other monetary encumbrances of any nature whatsoever if not related to the Assumed Liabilities.

                  (b) Schedule 3.10(b)(1) attached hereto sets forth an accurate and complete list of all real property leases, subleases, options and commitments, oral or written, pursuant to which Birmingham Steel is, and will be as of the Closing Date, a lessor, lessee or sublessee, and Schedule 3.10(b)(2) attached hereto sets forth an accurate and complete list of all real property leases, subleases, options and commitments, oral or written, pursuant to which AS&W is, and will be as of the Closing Date, a lessor, lessee or sublessee (collectively referred to as the "Real Property Leases"), including without limitation, the street address and a legal description of the real property subject to each Real Property Lease and the name and address of the lessor of each such Real Property Lease. Birmingham Steel has provided Buyer with complete and correct copies of all Real Property Leases. Except for the disputed default notice from the Port Authority of Memphis, and except for the various amendments and restatements to the Real Property Leases, as such items are set forth in
Schedule 3.10(b)(1) or 3.10(b)(2):

                           (i) the Real Property  Leases have not been modified,
                  amended or assigned, are legally valid, binding and enforceable in accordance with their respective terms, and are in full force and effect, except to the extent enforceability is limited by equitable remedies and laws affecting creditors' rights generally;

                           (ii) there are no monetary  defaults  and no material
                  nonmonetary defaults by Birmingham Steel or AS&W or, to the Best Knowledge of Birmingham Steel and AS&W, any other party to the Real Property Leases;

                           (iii) neither  Birmingham Steel nor AS&W has received
                  notice of any default, offset, counterclaim or defense under any of the Real Property Leases;

                           (iv) to the Best  Knowledge of  Birmingham  Steel and
                  AS&W, no condition or event has occurred which with the passage of time or the giving of notice or both would constitute a default or breach by Birmingham Steel or AS&W of the terms of any of the Real Property Leases. All of the rent, security deposits, and other sums and charges due and payable under the Real Property Leases have been paid in full through the date hereof except as set forth on Schedule 3.10(b)(1) and
                  Schedule 3.10(b)(2); and

                           (v) to the Best  Knowledge  of  Birmingham  Steel and
                  AS&W, there are no purchase contracts, options or other agreements of any kind whereby any person or entity as of the Closing Date, will have acquired or will have any basis to assert any right, title or interest in, or right to the possession, use, enjoyment or proceeds of, any part or all of Birmingham Steel's or AS&W's, as applicable, leasehold interests in the Real Property (as defined in Section 3.10(d)).

                  (c) Schedule 3.10(c) sets forth, to the Best Knowledge of Birmingham Steel and AS&W, a list of the name and address of each person whose consent is required to effect the transfer and assignment of the Real Property Leases as herein contemplated and to the Best Knowledge of Birmingham Steel and AS&W, there is no basis or unreasonable demands which would impede a timely securing of such consents.

                  (d) To the Best Knowledge of Birmingham Steel and AS&W, the Owned Real Property and Leased Real Property (collectively referred to herein as the "Real Property") is zoned to permit the uses for which each parcel of Real Property is presently used. To the Best Knowledge of Birmingham Steel and AS&W, neither Birmingham Steel nor AS&W has received any notice that the Real Property is not in compliance with all applicable building, zoning, and other land use and similar laws, codes, ordinances, rules, regulations and orders, including, without limitation, the Americans With Disabilities Act (other than environmental laws, which are more particularly described below) (collectively, "Real Property Laws"), except for any noncompliance that would not have a Material Adverse Effect. Neither Birmingham Steel nor AS&W has received any written notice of violation or claimed violation of any Real Property Law that would materially affect the use, occupancy, operation or marketability of the Real Property. To the Best Knowledge of Birmingham Steel and AS&W, the continued use, occupancy and operation of the Real Property, as currently used, occupied and operated does not constitute a nonconforming use under any Real Property Law, and the continued existence, use, occupancy and operation of the Real Property, and the right and ability to repair and/or rebuild any unit of the Real Property in the event of casualty, is not dependent on any special permit, exception, approval or variance other than as required by the laws, rules and regulations generally applicable to the operation of the Facilities.

                  (e) To the Best Knowledge of Birmingham Steel and AS&W, neither the whole nor any portion of the Real Property owned, leased, occupied or used by either Birmingham Steel or AS&W has been condemned, requisitioned or otherwise taken by any public authority (a "Public Taking"), and no notice of any Public Taking has been received by either Birmingham Steel or AS&W with regard to the Real Property. To the Best Knowledge of Birmingham Steel and AS&W, no such Public Taking is threatened or contemplated. To the Best Knowledge of Birmingham Steel and AS&W, no public improvements have been ordered to be made or which have heretofore been assessed, and to the Best Knowledge of Birmingham Steel and AS&W, there are no special, general or other assessments pending, threatened against or affecting the Real Property.

                  (f) To the Best Knowledge of Birmingham Steel and AS&W, there are no conditions that would have a Material Adverse Effect on the ownership, possession, use or occupancy of the Real Property ("Adverse Conditions") relating directly to the physical condition of the Real Property or any portion thereof, including, without limitation, Adverse Conditions relating to soil conditions, sinkholes or geologic faults

               (g) The Real Property owned or leased by AS&W constitutes all of the Real Property used in connection with the operation of the Cleveland Facilities.

3.11     Personal Property.


                  (a) Set forth on Schedule 3.11(a)(1) is a description of all tangible personal property owned by AS&W of every kind and nature, including, without limitation, all furniture, fixtures, equipment and machinery and spare parts and consumables for same, vehicles, owned or licensed computer systems, and equipment, along with all raw materials, billetts, work in process and finished goods inventory with respect to the Facilities (the "Inventory"). The personal property described on Schedule 1.1(c) with respect to the Memphis Facility and Schedule 3.11(a)(1) is herein referred to collectively as the "Personal Property." Either Birmingham Steel or AS&W has sole title and ownership of all the Personal Property. Except as set forth in such schedules, none of the Personal Property is subject to, or will be subject to as of the Closing Date, any security interest, mortgage, pledge, lien, right of first refusal, option, restriction, liability, covenant, charge or encumbrance of any kind or character whatsoever, other than the Permitted Exceptions. Birmingham Steel represents and warrants that the Cleveland Facilities, and the assets located at the Cleveland Facilities, including the Personal Property located at the Cleveland Facilities, are in operating condition in good working order and repair, ordinary wear and tear excepted, and there are no material defects or capital expenditures required. Buyer acknowledges that the Memphis Facility has never been fully operational and has been shut down since January of 2000. Birmingham Steel makes no representation or warranty of any kind or character as to the physical condition of the Memphis Facility, the real properties and improvements comprising the Memphis Facility, and any tangible Transferred Asset relating to the Memphis Facility; such Transferred Assets relating to the Memphis Facility are conveyed to the Buyer as of the date hereof and as of the Closing Date "AS IS, WHERE IS, AND WITH ALL FAULTS."

                  (b) Schedule 3.11(b)(1) sets forth an accurate and complete list of all leases of personal property to which Birmingham Steel is a party and which relate to the Memphis Facility and Schedule 3.11(b)(2) sets forth an accurate and complete list of all leases of personal property to which AS&W is a party, and with respect to both Schedules 3.10(b)(1) and 3.10(b)(2), which are not cancelable upon thirty (30) days notice or pursuant to which there is an outstanding obligation in excess of $50,000 (the "Personal Property Leases"). Birmingham Steel will provide Buyer with complete and correct copies of all such Personal Property Leases before Closing. Except as set forth in Schedule 3.11(b):

                           (i) the Personal  Property Leases listed therein have
                  not been modified, amended or assigned, are legally valid, binding and enforceable in accordance with their respective terms and are in full force and effect, except to the extent enforceability is limited by equitable remedies or laws affecting creditors' rights generally;
(ii) there are no monetary defaults and no material nonmonetary defaults by Birmingham Steel or AS&W, or, to the Best Knowledge of Birmingham Steel and AS&W, any other party to the Personal Property Leases listed therein;
(iii) Neither Birmingham Steel nor AS&W has received notice of any default, offset, counterclaim or defense under any Personal Property Lease listed therein; and
(iv) to the Best Knowledge of Birmingham Steel and AS&W, no condition or event has occurred which with the passage of time or the giving of notice or both would constitute a default or breach by Birmingham Steel or AS&W of the terms of any Personal Property Leases listed therein.

                  (c) The Personal  Property owned or leased by AS&W constitutes all of the Personal Property used in connection with the operation of the Cleveland Facilities. 3.12 Litigation and Orders. Except as set forth in
Schedule 3.12 attached hereto (said matters set forth in Schedule 3.12 being collectively referred to herein as "Pending Litigation"), neither Birmingham Steel nor AS&W is engaged in or a party to or, to the Best Knowledge of
Birmingham Steel and AS&W, threatened with any suit, action, proceeding, inquiry, enforcement action, investigation, claim or demand or legal, administrative, arbitration or other method of settling disputes or disagreements which are reasonably likely to have a Material Adverse Effect on the Facilities, and to the Best Knowledge of Birmingham Steel and AS&W, there is no basis for any such action. Neither Birmingham Steel nor AS&W has received notice of any investigation, claim threatened or contemplated, by any federal or state governmental authority or agency, that remains unresolved, involving the Transferred Assets or the AS&W Assets. Set forth in Schedule 3.12 is a complete and accurate description of each outstanding order, writ, injunction or decree of any court, arbitrator, government or governmental agency against or affecting the Transferred Assets or the AS&W Assets.

3.13 Intellectual Property. All patents, trademarks, trade names, service marks, logos, trade secrets, copyrights, and all applications and registrations therefor that are owned, licensed or otherwise controlled by Birmingham Steel and used or required in connection with the operation of the Memphis Facility is set forth in Section 1.1(d)(i), and all patents, trademarks, trade names, service marks, logos, trade secrets, copyrights, and all applications and registrations therefor that are owned, licensed or otherwise controlled by AS&W is set forth on Schedule 3.13 (collectively the "Intellectual Property"); either Birmingham Steel or AS&W own or possess adequate licenses or other rights to use all such Intellectual Property, and no rights thereto have been granted to others by Birmingham Steel or AS&W (as applicable). Except as set forth in
Section 1.1(d)(i) or Schedule 3.13 attached hereto, no other patents, trademarks, service marks, trade names or copyrights are necessary to conduct or to continue the operation of the Facilities as heretofore conducted.

3.14     Taxes.


                  (a)      Definitions.  For purposes of this Agreement,

                           (i) The term "Taxes"  shall mean all federal,  state,
                  local, foreign, alternative or add-on minimum tax, and other net income, gross income, gross receipts, sales, use, ad valorem, transfer, franchise, profits, license, lease, service, service use, withholding, payroll, employment, excise, severance, stamp, occupation, premium, property, windfall profits, customs, duties or other taxes, fees, assessments, or charges of any kind whatsoever, together with any interest and any penalties, additions to tax, or additional amounts with respect thereto, and the term "Tax" means any one of the foregoing Taxes;

                           (ii) The term "Returns" means all returns, declarations, reports, statements, and other documents required to be filed in respect of Taxes, and the term "Return" means any one of the foregoing Returns.

                    (b) Birmingham Steel hereby represents and warrants the following with respect to AS&W and the Memphis Facility:

                           (i) Filing of Returns. There have been properly completed and filed on a timely basis and in correct form all Returns required to be filed on or prior to the date hereof. As of the time of filing, the foregoing Returns correctly reflected the facts regarding the income, business, assets, operations, activities, status, or other matters of Birmingham Steel, the Memphis Facility and AS&W or any other information required to be shown thereon. In particular, the foregoing returns are not subject to penalties under Section 6662 of the Code, relating to accuracy-related penalties (or any corresponding provision of the state, local or foreign Tax law) or any predecessor provision of law. An extension of time has been requested for all income tax returns for the tax year ending June 30, 2000.

                           (ii) Payment of Taxes. With respect to all amounts in
                  respect of Taxes imposed on Birmingham Steel, the Memphis Facility and AS&W or for which Birmingham Steel, the Memphis Facility and AS&W is or could be liable, whether to taxing authorities (as, for example, under law) or to other persons or entities (as, for example, under tax allocation agreements), with respect to all taxable periods or portions
                  of  periods   ending  on  or  before  the  Closing  Date,  all
                  applicable tax laws and agreements have been fully complied with, and all such amounts required to be paid by Birmingham Steel, the Memphis Facility and AS&W to taxing authorities or have been paid or have been properly accrued in the financial statements, or will be paid in the future by Birmingham Steel.

                           (iii) Audit History. As of the Closing Date, no issues have been raised (and are currently pending) by any taxing authority in connection with any of the Returns that have been filed. No waivers of statutes of limitation with respect to the Returns have been given by or requested from AS&W.

                         (iv) Liens. There are no liens for Taxes (other than for current Taxes not yet due and payable) on either the assets of Birmingham Steel or AS&W.

                         (v) Prior  Affiliated  Groups.  Except for the group of
                    which AS&W is presently a member, AS&W has never been a member of an affiliated group of corporations, within the meaning of Section 1504 of the Code.

                           (vi) Section 341(f) Consent. AS&W has not filed a consent pursuant to the collapsible corporation provisions of
                  Section 341(f) of the Code or agreed to have Section 341(f)(2) of the Code apply to any disposition of any asset owned by it.

                           (vii) Safe Harbor Lease Property.  None of the assets
                  of AS&W is property that it is required to treat as being owned by any other person pursuant to the "safe harbor lease" provisions of former Section 168(f)(8) of the Code.

                           (viii) Adjustments Under Section 481. AS&W has not agreed to make nor is it required to make any adjustment under
                  Section 481(a) of the Code by reason of a change in accounting method or otherwise.

                           (ix) Parachute Payment. AS&W is not a party to any agreement, contract, arrangement, or plan that has resulted or would result, separately or in the aggregate, in the payment of any "excess parachute payments" within the meaning of
                  Section 280G of the Code.

                         (x) International Boycott. AS&W has not participated in
                    and will not participate in an international boycott within the meaning of Section 999 of the Code.

                         (xi) Foreign Person.  Birmingham  Steel is not a person
                    other than a United States person within the meaning of the Code.

                         (xii) Permanent  Establishment.  AS&W does not have and
                    has not had a permanent establishment in any foreign country, as defined in any applicable tax treaty or convention.

                           (xiii) Existing Partnerships.  AS&W is not a party to
                  any joint venture, partnership, limited liability company or other arrangement or contract that could be treated as a partnership for federal income tax purposes.

                         (xiv) Excess Loss Account. No excess loss account, within the meaning of Treasury Regulation Section 1.1502-19, exists with respect to AS&W at the Closing Date.

                         (xv) Deferred Intercompany Transactions.  AS&W will not
                    have, as of the Closing Date, any deferred gain or loss arising from deferred intercompany transactions, within the meaning of Treasury Regulation Section 1.1502-13.

                           (xvi) Net Operating  Loss and Other  Carryovers.  The
                  net operating loss and other carryovers available to AS&W, to the Best Knowledge of Birmingham Steel and AS&W, as of June 30, 2000, are set forth on Schedule 3.14(b)(xvi). These amounts are subject to change, pending the completion of Birmingham Steel's income tax returns for the tax years ending June 30, 2000 and 2001, for any allocations or adjustments required pursuant to Treasury Regulation Sections 1.1502-21, 1.1502-76, and 1.1502-79 and Proposed Treasury Regulation
                  Section 1.1502-55 and for any changes made by any tax authority after the Closing Date that affect such amounts.

                         (xvii) Overall Foreign Losses.  As of the Closing Date,
                    AS&W has not sustained an "overall foreign loss," within the meaning of Section 904(f) of the Code.

                         (xviii) Overall Foreign Losses. As of the Closing Date,
                    AS&W has not sustained an "overall foreign loss," within the meaning of Section 904(f) of the Code. 3.15 Insurance.
                    Schedule  3.15  attached  hereto  sets forth a complete  and
                    accurate  list  and  brief   description  of  all  insurance
                    policies currently held by Birmingham Steel and AS&W with respect to the Facilities, including an indication of whether such policies are "claims made" or "occurrence" policies. Except as set forth on Schedule 3.15, such insurance policies are in full force and effect. Birmingham Steel is not delinquent with respect to any premium payments thereon nor are Birmingham Steel and AS&W in default or breach with respect to any provision contained in any such insurance policies.

3.16     Employees; Employee Benefit Plans; Labor Matters.

                  (a) Schedule 3.16(a) contains a current, correct and complete list by Facility of the names and current hourly wage, monthly salary and other compensation of all employees of Birmingham Steel who perform services for Birmingham Steel at the Memphis Facility, and all employees of AS&W who perform services for AS&W at the Cleveland Facilities (collectively, the "Employees"); provided, however, that the Employees shall not include any employees employed by Birmingham Steel at the Birmingham Steel home office in Birmingham, Alabama. Except as set forth in Schedule 3.16(c), neither Birmingham Steel nor AS&W is a party to any oral (express or implied) or written employment agreement, employee benefit plan, consulting agreement or independent contractor agreement with any individual or entity, or any other agreements that contain any severance or termination pay obligations with regard to the Employees (other than funded obligations to pay liabilities to Employees under Birmingham Steel's qualified retirement plans).

                  (b) As of the Closing Date, all retention payments, vacation pay, holiday pay, short or long-term disability, reimbursement of expenses, severance payments, staywell bonuses, tuition reimbursement, commissions, compensation for absences due to jury duty and funeral leave, paid time off, wages, salaries, bonuses, sick pay, extended sick leave, insurance benefits, or other employee benefits or reimbursements of any kind (collectively, "Paid Time Off") with regard to any Employee, to the extent same is owed and with the exception of any amounts disputed in good faith by either Birmingham Steel or AS&W (which shall be the responsibility of Birmingham Steel), will have been paid by either Birmingham Steel or AS&W, prior to or at Closing in accordance with their practices and procedures.

                  (c) Except as set forth in Schedule 3.16(c) attached hereto, neither Birmingham Steel nor AS&W is a party to, bound by or obligated to contribute to or under, any: pension or retirement plan (except for Social Security), medical, hospitalization, vision, dental, life, disability or other similar benefit plan, deferred compensation plan, or other similar plan, severance plan or policy, or any other similar performance, bonus, incentive or benefit plans, trusts, funds, arrangements, policies, agreements or understanding, and are not a party to or bound by any collective bargaining agreement, policy manual or employment handbook (all of the foregoing are collectively referred to as the "Benefit Plans") with respect to any Employees. To the Best Knowledge of Birmingham Steel and AS&W, no Employee is represented by any labor union or organization. Birmingham Steel is not in material default under any Benefit Plan, and each has been administered substantially in accordance with its terms.

                  (d) Except with respect to Workers' Compensation claims or matters set forth on Schedule 3.12, there is no labor dispute, collective bargaining or other union agreements, work stoppage, strike, investigation, controversy, grievance, arbitration, complaint, claim or other labor relations problem (collectively, "Labor Proceeding") pending or, to the Best Knowledge of Birmingham Steel and AS&W, threatened, between Birmingham Steel or AS&W and any present or former Employee, nor have any discharges or terminations occurred which, to the Best Knowledge of Birmingham Steel and AS&W, would form the basis for any valid claim of discrimination against Birmingham Steel or AS&W which could have a Material Adverse Effect upon the Facilities.

                  (e) With regard to the Employees, Birmingham Steel and AS&W have materially complied with and are currently materially complying with, and neither Birmingham Steel nor AS&W has received any notice of noncompliance with, any and all applicable laws relating to the employment of labor including, without limitation, those laws relating to wages, hours, equal employment, occupational safety and health, workers' compensation, unemployment insurance, collective bargaining, affirmative action and the payment and withholding of social security and other taxes. Birmingham Steel and AS&W have withheld all amounts required by law or agreement to be withheld from the wages or salaries of the Employees, and are not liable for any material arrearages of any tax or penalties for failure to comply with the foregoing.

                  (f) Schedule 3.16(f) sets forth all Employee Pension Benefit Plans (as defined in Section 3(2) of ERISA) ("Plan" or "Plans") applicable to the Employees. With respect to each Plan, no litigation or administrative or other proceeding is pending or, to the Best Knowledge of Birmingham Steel and AS&W, threatened involving such Plan; such Plan has been administered and operated in substantial compliance with, and has been amended to substantially comply with all applicable laws, including, without limitation, ERISA, the Code and the regulations issued under ERISA and the Code; provided, however, that the Plan has not been amended to the extent that it is within a remedial amendment period under Code Section 401(b); Birmingham Steel has made and as of the Closing Date will have made or accrued, all payments and contributions required, or reasonably expected to be required, to be made under the provisions of such Plan or required to be made under applicable laws, with respect to any period prior to the Closing Date, such amounts to be determined using the ongoing actuarial and funding assumptions of the Plan; such Plan is fully funded in an amount sufficient to pay all liabilities accrued (including, if applicable, liabilities and obligations for health care, life insurance and other benefits after termination of employment) and claims incurred to the Closing Date, or the Financial Statements contain adequate reserves or paid-up insurance has been provided, therefor; on the Closing Date such Plan will be fully funded in an amount sufficient to pay all liabilities accrued (including liabilities and obligations for health care, life insurance and other benefits after termination of employment) and claims incurred to the Closing Date; and such Plan has been administered and operated only in the ordinary and usual course and substantially in accordance with its terms. With respect to each Plan, to the Best Knowledge of Birmingham Steel and AS&W, neither such Plan, nor any trustee, administrator, fiduciary, agent or employee thereof, has at any time been involved in a transaction which would constitute a "prohibited transaction" within the meaning of Section 406 of ERISA or Section 4975 of the Code, unless such transaction is specifically permitted under Section 407 or 408 of ERISA,
Section 4975 of the Code, or a class or administrative exception issued by the U.S. Department of Labor, nor has any such person been involved in or caused such Plan to be involved in a breach of fiduciary duty under Section 404 of ERISA. Neither Birmingham Steel, AS&W, nor any Plan has any obligation to provide, or liability for, health care, life insurance or other benefits after termination of employment, except as required by Section 601 of ERISA and
Section 4980B of the Code.

                  (g) Neither Birmingham Steel nor AS&W have now and have not in the past maintained a Plan which is a "defined benefit plan" (as defined in Section 3(35) of ERISA or 414(j) of the Code) or any other Plan which is subject to the minimum funding requirements of Section 302 of ERISA or Section 412 of the Code applicable to the Employees. With respect to the Employees, neither Birmingham Steel nor AS&W now and have not in the past participated in or had any obligation to contribute to a "multiemployer plan" (as defined in Section 3(37) of ERISA) or any plan which is subject to the laws of any country other than the United States. 3.17 Environmental. Except as identified in Schedule 3.17, with respect to the Cleveland Facilities after June 30, 1986, and the Memphis Facility:

                  (a) Birmingham Steel or AS&W has obtained and is in compliance with all material permits, licenses, approvals and other authorizations required under Environmental Laws for the operation of the Facilities as they are being operated on the Closing Date (the "Environmental Permits"). To the extent required by applicable Environmental Laws, Birmingham Steel or AS&W have made or will make prior to the Closing Date, timely and, to the Best Knowledge of Birmingham Steel and AS&W, complete applications for the extension, reissuance, renewal, or transfer of the Environmental Permits.

                  (b) To the Best Knowledge of Birmingham Steel and AS&W, Birmingham Steel and AS&W since June 30, 1986 have fully complied, and are currently in material compliance with all federal, state and local environmental statutes, laws, ordinances, orders, rules, regulations and moratoria, including, without limitation, the Clean Air Act, as amended ("CAA"); the Federal Water Pollution Control Act, as amended ("CWA"); the Safe Drinking Water Act, as amended ("SDWA"); the Resource Conservation and Recovery Act, as amended ("RCRA"); the Hazardous Material Transportation Act, as amended ("HMTA"); the Comprehensive Environmental Response, Compensation and Liability Act, as amended by the Superfund Amendments and Reauthorization Act of 1986, as amended ("CERCLA"); and all other similar federal, state or local laws, ordinances, orders, rules, regulations or moratoria relating to the protection of the environment, including the Common Law (collectively "Environmental Laws"). Since June 30, 1986, neither Birmingham Steel nor AS&W has received any written notice alleging any noncompliance with or potential liability pursuant to any of such Environmental Laws except, to the Best Knowledge of Birmingham Steel and AS&W, for such notices that have been fully satisfied, resolved, or complied with and are no longer pending.

                  (c) With the exception of such substances transported, generated, treated, used, stored or disposed of in the ordinary course of Birmingham Steel's and AS&W's business, no medical wastes or hazardous wastes, as defined in Subtitle C of RCRA or under applicable state law, and no hazardous substances, as defined in CERCLA or under applicable state law, and no hazardous materials, as defined by HMTA or under applicable state law, and no toxic pollutants, as defined in CAA, CWA or SDWA, and no petroleum, including crude oil or any fraction thereof, or any other toxic, infectious or noxious substances and/or any waste or recycled products thereof (as such substances are defined by Environmental Laws (collectively "Hazardous Substances")) have been spilled, leaked, released, discharged or disposed of (collectively "Releases") by Birmingham Steel or AS&W since June 30, 1986, on, into, under or from, the Real Property (which for purposes of this Section 3.17 shall include, without limitation, the air above and all surface and subsurface soil and water), or at any location except in compliance with applicable Environmental Laws and except to the extent to which such Releases will not cause a Material Adverse Effect (as defined in Section 3.4 of this Agreement).

                  (d) There is not now occurring on the Real Property and to the Best Knowledge of Birmingham Steel and AS&W, there has not been in the past since June 30, 1986, any Release or threatened Release of any Hazardous Substances from any source except to the extent to which such Releases will not cause a Material Adverse Effect (as defined in Section 3.4 of this Agreement). Further, to the Best Knowledge of Birmingham Steel, and AS&W there are no Hazardous Substances including polychlorinated biphenyls ("PCBs"), asbestos, radon, chemicals, or other conditions or uses of the Real Property or property in its vicinity, whether natural or man-made, which pose a present or potential threat of damage to the health of persons, to property, to natural resources or to the environment. To the Best Knowledge of Birmingham Steel and AS&W, no underground storage tanks, as defined under Environmental Laws, are present on or under the Real Property, and to the Best Knowledge of Birmingham Steel and AS&W, no such tanks were previously situated on or under, or abandoned or removed on or from, the Real Property.

                  (e) To the Best Knowledge of Birmingham Steel and AS&W, neither Birmingham Steel nor AS&W have any liability, responsibility or obligation, whether fixed, unliquidated or absolute under or pursuant to any Environmental Laws relating to Hazardous Substances, including, without limitation, any liability, responsibility or obligation to any person, entity or governmental authority for fines, violations, penalties, personal injury, damages or awards, or for investigation, expense, removal, or remedial action to effect compliance with or discharge any duty, obligation or claim under any such laws or regulations ("Environmental Claims"), and no such Environmental Claims are pending or threatened.

                  (f) Neither Birmingham Steel nor AS&W since June 30, 1986, nor to the Best Knowledge of Birmingham Steel and AS&W, have any prior owners or operators or lessees of the Real Property, ever sent, arranged for disposal or treatment, arranged with a transporter for transport for disposal or treatment, transported, or accepted for transport any Hazardous Substances from the Real Property to a facility, site or location (collectively, "Arrangement for Disposal"), which, pursuant to CERCLA or any Environmental Law, (a) has been placed or is proposed to be placed, on the National Priorities List (as such term is defined in CERCLA), or any state cleanup list, or (b) which is subject to a pending or threatened claim, administrative order or other demand or request to take removal or remedial action by any person, entity or governmental authority except to the extent to which such Arrangements for Disposal will not cause a Material Adverse Effect (as defined in Section 3.4 of this Agreement).

                  (g) To the Best Knowledge of Birmingham Steel and AS&W, they have provided Purchaser with true, complete and accurate copies of (and Schedule 3.17(g) identifies) all material audits, investigations or assessments with respect to Environmental Laws or environmental conditions of the Facilities in the possession, custody or control of Birmingham Steel or AS&W with respect to the Facilities, or, the Transferred Assets and identifies the results of groundwater, surface water, air and soil testing, underground storage tank tests, building material or paint testing, and written communications with federal, state or local governments regarding Environmental Laws in connection with the Facilities or their operations.

               (h) For purposes of this Agreement, the following terms shall have the following meanings:

                  "Environmental Costs" means, without limitation actual or potential cleanup costs, remediation, removal, or other response costs required to cause the Facilities or the Transferred Assets to come into compliance in all material respects with Environmental Laws, investigation costs (including, without limitation, reasonable fees of consultants, counsel, and other experts in connection with any environmental investigation, testing, audits or studies) required by any governmental agency or authority, losses, liabilities or obligations (including, without limitation, liabilities or obligations under any lease or other contract), payments, damages (including, without limitation, any actual, punitive or consequential damages under any statutory laws, common law cause of action or contractual obligations or otherwise, including, without limitation, damages (i) of third parties for personal injury or property damage, or (ii) to natural resources), civil or criminal fines or penalties, judgments, and amounts paid in settlement, arising out of or relating to or resulting from any Environmental Matter.

                  "Environmental Matter" means any matter relating to, the Facilities or the Transferred Assets arising out of, relating to, or resulting from the violation of or liability under any Environmental Law, and any such matters relating to emissions, discharges, disseminations, releases or threatened releases, of Hazardous Materials into the air (indoor and outdoor), surface water, groundwater, soil, land surface or subsurface, buildings, facilities, real or personal property or fixtures in violation of or resulting in liability under any Environmental Law or otherwise arising out of, relating to, or resulting from the manufacture, processing, distribution, use, treatment, storage, disposal, transport, arranging for transport or disposal, or handling of Hazardous Materials by the Facilities or the Transferred Assets in violation of or resulting in liability under any Environmental Law.
3.18 Accuracy of Information; Full Disclosure. All documents delivered by or on behalf of Birmingham Steel and AS&W in connection with this Agreement are complete and accurate in all material respects; provided, however, Birmingham
Steel makes no warranty as to the accuracy of third party material. No representation or warranty by Birmingham Steel or on behalf of AS&W contained in this Agreement or in any Exhibit or Schedule or document referenced therein, hereto delivered to the Buyer pursuant hereto or in connection herewith contains an untrue statement of a material fact or omits to state a material fact required to be stated therein or necessary to make the statements made, in the context in which made, not materially false or misleading. 3.19 Valid Title to Shares; No Options. The authorized capital stock of AS&W consists of one thousand (1,000) shares of common stock, par value $0.01 per share. As of the date hereof, one thousand (1,000) Shares are issued and outstanding and Birmingham Steel is the sole, true, lawful record and beneficial owner of all of such Shares. AS&W has issued no options to purchase or rights to subscribe for or otherwise acquire any securities and/or any rights or interests therein of the AS&W and none of the Shares are subject to any voting trust or other agreement or arrangement with respect to the voting of such Shares or any lien, pledge or encumbrance of any kind.

4.       REPRESENTATIONS AND WARRANTIES OF BUYER.

         Buyer hereby represents and warrants to Birmingham Steel, which representations and warranties shall be true and correct on the date hereof and through and including the Closing Date, as follows: 4.1 Organization. Buyer is a corporation duly organized, validly existing and in good standing under the laws of its incorporation with full corporate power and authority to carry on its businesses as it is now being conducted. Buyer is or prior to closing will be duly qualified as a foreign business in the State of Tennessee and the State of Ohio. The Buyer is a newly organized entity and is currently not engaged in any operating business whatsoever.

4.2           Authority; Validity; No Breach.

                  (a) Buyer has the full right, power, legal capacity and authority, without the consent of any other person, to execute, deliver and carry out the terms of this Agreement and all documents and agreements necessary to give effect to the provisions of this Agreement and to consummate the transactions contemplated hereby. All internal governance and other actions required to be taken by Buyer to authorize the execution, delivery and performance of this Agreement, all documents executed by them necessary to give effect to this Agreement, and all transactions contemplated hereby have been duly and properly taken or obtained or will be duly and properly taken or obtained by Buyer prior to the Closing. No other internal governance or other action on the part of Buyer is necessary to authorize the execution, delivery and performance of this Agreement, all documents necessary to give effect to this Agreement and all transactions contemplated hereby.

                  (b) This Agreement is, and the documents to be delivered at the Closing will be, the lawful, valid and legally binding obligations of Buyer enforceable in accordance with their respective terms, except as enforceability may be limited by equitable remedies or laws affecting creditors' rights generally. The execution and delivery of this Agreement and the consummation of the transactions contemplated hereby will not, with or without the giving of notice and/or the passage of time: (i) violate or conflict with the Articles of Incorporation, by-laws or other internal governance documents of Buyer, or any provision of law, statute, rule or regulation to which Buyer is subject; or (ii) violate or conflict with any judgment, order, writ or decree of any court applicable to Buyer; or (iii) violate or conflict with any law or regulation applicable to Buyer; or (iii) result in the breach or termination of any provision of, or create rights of acceleration or constitute a default under, the terms of any material indenture, mortgage, deed of trust, contract, agreement or other instrument to which Buyer is a party or by which it is bound.
4.3 Consents and Approvals; No Violations. Except for applicable requirements of the Hart-Scott-Rodino Act, no filing or registration with, and no permit, authorization, consent or approval of any domestic or foreign government or public body, agency or authority is necessary for the consummation by the Buyer of the transactions contemplated by this Agreement. Neither the execution and delivery of this Agreement by the Buyer nor the consummation by the Buyer of the transactions contemplated hereby nor compliance by the Buyer with any of the provisions hereof will (a) conflict with or result in violation or breach of, or constitute (with or without due notice or lapse of time or both) a default (or give rise to any right of termination, cancellation or acceleration) under, any of the terms, conditions or provisions of any note, bond, mortgage, indenture, license, contract, agreement or other instrument or obligation to which the Buyer is a party or by which the Buyer or any of its properties or assets may be bound, or (b) violate any order, writ, injunction, decree, statute, treaty, rule or regulation applicable to the Buyer or any of its properties or assets.
4.4 Litigation. There is no legal action or governmental proceeding or investigation pending or, to the Knowledge of Buyer, threatened against or relating to Buyer, its properties or business, nor does Buyer know or have reason to know of any basis for any such action, that would in any way adversely affect or prevent the consummation of the transactions contemplated by this Agreement. As used throughout this Agreement, the phrase "to the Knowledge of Buyer" shall refer to matters actually known by William L. Powers and Howard B. Hill after reasonable inquiry but without any imputed or constructive knowledge.
4.5 Access. Birmingham Steel has provided and will provide the Buyer with such access to and copies of the books, records, facilities and personnel of Birmingham Steel and AS&W with respect to the Facilities as the Buyer has requested in connection with its investigation of the business, affairs and properties of Birmingham Steel and AS&W relating to the Facilities prior to the Closing.

4.6 Financial Ability. On the Closing Date, the Buyer will have available sufficient cash, lines or credit or other sources of immediately available funds to enable it to pay the Purchase Price at the Closing. 4.7 Brokers and Finders. Buyer has not employed any broker or finder or incurred any liability for any brokerage fees, commissions or finders' fees in connection with the transactions contemplated hereby. 4.8 Accuracy of Information; Full Disclosure. All documents delivered by or on behalf of the Buyer in connection with this Agreement are complete and accurate in all material respects; provided, however, Buyer makes no warranty as to the accuracy of third party material. No representation or warranty by the Buyer contained in this Agreement or in any Exhibit or Schedule hereto delivered to Birmingham Steel pursuant hereto or in connection herewith contains an untrue statement of a material fact or omits to state a material fact required to be stated therein or necessary to make the statements made, in the context in which made, not materially false or misleading.

5.       COVENANTS OF BIRMINGHAM STEEL.

5.1 Access and Information; Inspections. From the date hereof until the Closing, Birmingham Steel shall give to Buyer and its representatives complete and unconditional access at the offices of Birmingham Steel in Birmingham, Alabama and the Facilities, as may be required, during normal business hours, upon reasonable notice from Buyer make and timely deliver such copies as Buyer may require to all of Birmingham Steel's or AS&W's personnel, books, accounts and records and all other relevant documents and information with respect to the Facilities as representatives of Buyer may from time to time request, all in such manner as to not unduly disrupt Birmingham Steel's or AS&W's normal business activities. From the date hereof until the Closing, Birmingham Steel shall make the Facilities and their respective assets available for inspection by Buyer and its representatives during normal business hours and upon at least twenty-four (24) hours notice. Further, Buyer may, at its sole cost and expense, undertake environmental, mechanical and structural surveys of the Real Property and may examine all documents related to Environmental Laws or related to any private or governmental agency which licenses or certifies any operations or procedures at the Real Property.

5.2 Preserve Accuracy of Representations and Warranties. Birmingham Steel shall correct any inaccuracy or change in information contained in the Schedules to this Agreement as promptly as reasonably practicable, provided that all such changes shall be delivered to Buyer and its legal counsel at least three (3) business days before Closing and Buyer shall have the right to terminate this Agreement without liability if materially adverse information has been presented that is unacceptable to Buyer or its lenders prior to Closing. Prior to Closing, Birmingham Steel covenants and agrees to amend the schedules with respect to any item or event within ten (10) business days of Birmingham Steel's or AS&W's discovery of such item or event, other than those items or events which are within the ordinary course of business of Birmingham Steel or AS&W, which would render any representation or warranty contained in Section 3 of this Agreement, or would otherwise make the information contained in such schedules, inaccurate in any material respect.

5.3 Conduct of Business. Prior to the Closing, except as otherwise approved by Buyer in writing which approval will not be unreasonably withheld, and except for the transactions herein contemplated, Birmingham Steel and AS&W shall:

                  (a) operate the Facilities and the Business as presently operated and only in the ordinary course, and comply in all material respects with all applicable legal and contractual obligations of and Commitments of Birmingham Steel and AS&W;

                  (b) preserve the Facilities and the Business intact and preserve the goodwill of Birmingham Steel's and AS&W's suppliers, customers, employees and others relating to the Facilities and the Business and with whom they have business relationships;

                  (c) make and continue to make or cause to be made all repairs, restoration, replacements and maintenance that may be necessary to maintain the assets used in the Facilities in as good a condition as they exist as of the date hereof except that Birmingham Steel and AS&W shall not be required to make any repairs or replacements in the nature of capital expenditures other than capital expenditures that are reasonably necessary to the continued use of the assets used in the Facilities and/or continued operation of the Facilities;

                  (d) not sell, lease or otherwise dispose of any of the assets used in the Facilities with a value in excess of Fifty Thousand Dollars ($50,000) for any one sale, lease or other disposal or transfer, or Fifty Thousand Dollars ($50,000) in the aggregate for all such sales, leases or other disposals or transfers, or sell, lease or otherwise dispose of or transfer any assets, properties, rights or claims not in the ordinary course of business. Notwithstanding anything to the contrary contained in this Section 5.4(d):

                           (i) Birmingham Steel or AS&W shall be entitled to (A)
                  sell or consume inventory in the ordinary course of business and (B) trade-in assets used in the Facilities on the purchase of new assets (which assets would be among the Transferred Assets or the assets owned by AS&W),

                           (ii) Other than in the  ordinary  course of business,
                  neither Birmingham Steel nor AS&W shall sell, lease or otherwise dispose of or transfer any assets or properties, or any assets used in the Facilities, which have been retired or the use of which has been discontinued, and

                           (iii) Birmingham Steel shall be entitled to sell, lease or otherwise dispose of or transfer any assets or properties listed in Section 1.2 as Excluded Assets.

                  (e) not incur any indebtedness (i) which would have a Material Adverse Effect on Birmingham Steel's ability to close the transactions contemplated by this Agreement, (ii) which would cause any of the assets used in the Facilities to be subject to any lien, security interest, restriction, encumbrance or liability, or (iii) which would cause Birmingham Steel to breach any of the representations and warranties contained in Section 3 of this Agreement;

                  (f) not amend AS&W's Certificate of Incorporation or Bylaws, and not materially amend Birmingham Steel's Certificates of Incorporation or Bylaws which amendment would (i) have a Material Adverse Effect on Birmingham Steel's ability to close the transactions contemplated by this Agreement, or
(ii) cause Birmingham Steel to breach any of the representations and warranties contained in Section 3 hereof;

                  (g) not renew, extend or amend the Real Property or Personal Property Leases or Contracts, which will be assigned to Buyer, without prior written consent of Buyer, which shall not be unreasonably withheld;

                  (h) not enter into or extend any employment agreement with any Employee who will be retained by Buyer or increase the compensation of any Employee retained by Buyer, other than increases in accordance with Birmingham Steel's or the prevailing plans procedures that do not cause compensation payable to such Employee to exceed market rates;

                  (i) deal exclusively with Buyer for the Transferred Assets and the Business and not (directly or indirectly) solicit, show, negotiate and/or consummate in any way the sale, lease, transfer, encumbrance or conveyance in any way the Transferred Assets or the Business or any rights, interests, obligations and/or liabilities therein to any other party, except in the ordinary course of business; and

               (j) not agree, whether in writing or otherwise, to do any of the foregoing actions specified in items (d) through (i) above.

                  Birmingham Steel will promptly notify Buyer of the occurrence of any events which, individually or in the aggregate, may result in a material adverse change in the assets used in the Facilities, their financial value or condition, or the operations or information supplied by Birmingham Steel to Buyer.

5.4 HSR.  Within ten (10) business  days of the date hereof,  Birmingham
Steel shall cause to be filed any notification and report forms and related material that it may be required to file with the Federal Trade Commission and the Anti-Trust Division of the United States Department of Justice under the Hart-Scott-Rodino Act (the "HSR Act"), will use their commercially reasonable efforts to obtain an early termination of the applicable waiting period, and will make any further filings pursuant thereto that may be necessary. Any and all filing fees associated therewith shall be borne equally by Buyer and Birmingham Steel.

5.5 Non-Compete Agreements. On or before the Closing, Birmingham Steel shall enter into a Confidentiality Agreement and Covenant not to Compete in form mutually acceptable, whereby Birmingham Steel shall agree, among other things,
(i) not to disclose proprietary information transferred to Birmingham Steel by Buyer; and (ii) not to compete directly or indirectly, with Buyer for a period of three (3) years from the date of Closing.

5.6. Monthly Financial Statements.
From the date hereof, until the Closing Date, Birmingham Steel shall deliver to Buyer monthly financial statements of the Business, certified by the Chairman and Chief Executive Officer of Birmingham Steel, within twenty (20) days after each month-end beginning with the month-end immediately after the date of this Agreement.

5.7.     Taxes.

                  (a) Termination of Existing Tax-Sharing Agreements. All tax-sharing agreements or similar agreements with respect to or involving AS&W shall be terminated prior to the Closing Date, and after the Closing Date, AS&W shall not be bound thereby or have any liability thereunder for amounts due in respect of periods prior to the Closing Date.

                  (b) Tax Elections. No new elections with respect to Taxes or any changes in current elections with respect to Taxes affecting AS&W shall be made after the date of this Agreement without prior written consent of Buyer.

                  (c) Cooperation and Records Retention. On a timely basis, Birmingham Steel shall (i) provide Buyer with such assistance as may reasonably be requested by Buyer in connection with the preparation of any Return, audit or other examination by any taxing authority or judicial or administrative proceedings relating to liability for Taxes, (ii) retain and provide Buyer with any records or other information that may be relevant to such Return, audit or examination, proceeding or determination, and (iii) provide Buyer with any final determination of any such audit or examination, proceeding or determination that affects any amount required to be shown on any Return of the other for any period. Without limiting the generality of the foregoing, Birmingham Steel shall retain, until the applicable statutes of limitations (including any extensions) have expired, copies of all Returns, supporting work schedules, and other records or information that may be relevant to such returns for all tax periods or portions thereof ending before or including the Closing Date and shall not destroy or otherwise dispose of any such records without first providing Buyer with a reasonable opportunity to review and copy the same.

                  (d) Tax Proceedings. Birmingham Steel shall exercise, at its expense, complete control over the handling, disposition, and settlement of any governmental inquiry, examination or proceeding that could result in a determination with respect to Taxes due or payable by AS&W for which Birmingham Steel may be liable or against AS&W which Birmingham Steel may be required to indemnify Buyer pursuant hereto. Birmingham Steel shall, however, promptly notify the Buyer if, in connection with any such inquiry, examination or proceeding, any government authority proposes in writing to make any assessment or adjustment with respect to Tax items of AS&W, which assessments or adjustments could effect AS&W following the Closing Date, and shall consult with the Buyer with respect to any such proposed assessment or adjustment.

          (e) Election Under Section 338(h)(10). Birmingham Steel will not consent to an election under Sections 338(g) and 338(h)(10) of the Code with respect to the sale of AS&W.

6.       COVENANTS OF BUYER.

6.1 HSR. Within ten (10) business days of the date hereof, Buyer shall cause to be filed any notification and report forms and related material that it may be required to file with the Federal Trade Commission and the Anti-Trust Division of the United States Department of Justice under the HSR Act, will use their commercially reasonable efforts to obtain an early termination of the applicable waiting period, and will make any further filings pursuant thereto that may be necessary. Any and all filing fees associated therewith shall be borne equally by Buyer and Birmingham Steel.

6.2 Preserve Accuracy of Representations and Warranties. Buyer shall correct any inaccuracy or change any information contained in Section 4 at least three (3) days prior to the Closing.

6.3 Continuation of Employment. Buyer agrees that pursuant to the Worker Adjustment and Retraining Notification Act ("WARN Act"), 29 U.S.C. ss.ss. 2101-2109, at the time of sale, Birmingham Steel's (with respect to the Memphis Facility) or AS&W's Employees will immediately become the Buyer's Employees for purposes of the WARN Act and, after such time, Buyer will have the sole power and discretion to order a "plant closing" or "mass layoff," as those terms are defined in 29 U.S.C. ss. 2101(a)(2) and (3), respectively, or to otherwise trigger the obligation to provide the notices required by the WARN Act. If the obligation to provide WARN Act notices arises as a result of this sale or thereafter, Buyer agrees to provide the notices required by the WARN Act. Buyer further agrees to provide any and all notices required under any state or local law relating to plant closings, mass layoffs, or reduction in operations, including, but not limited to Tenn. Code ss. 50-1-104 and ss. 50-1-601 through 604.

6.4      Taxes.

                  (a) Cooperation and Records Retention. On a timely basis, Buyer shall (i) provide Birmingham Steel with such assistance as may reasonably be requested by Birmingham Steel in connection with the preparation of any Return, audit or other examination by any taxing authority or judicial or administrative proceedings relating to liability for Taxes, (ii) retain and provide Birmingham Steel with, any records or other information that may be relevant to such Return, audit or examination, proceeding or determination, and
(iii) provide Birmingham Steel with any final determination of any such audit or examination, proceeding or determination that affects any amount required to be shown on any Return of the other for any period. Without limiting the generality of the foregoing, Buyer shall retain, until the applicable statutes of limitations (including any extensions) have expired, copies of all Returns, supporting work schedules, and other records or information that may be relevant to such returns for all tax periods or portions thereof ending before or including the Closing Date and shall not destroy or otherwise dispose of any such records without first providing Birmingham Steel with a reasonable opportunity to review and copy the same.

                  (b) Tax Proceedings. Buyer shall notify Birmingham Steel promptly, in writing, upon learning of any governmental inquiry, examination or proceeding that could result in a determination with respect to Taxes due or payable by AS&W for which Birmingham Steel may be liable or required to indemnify Buyer. Buyer shall cooperate with Birmingham Steel, as it may reasonably request, in any such inquiry, examination or proceeding. Buyer acknowledges that Birmingham Steel will have complete control over any Tax Proceedings where Birmingham Steel has any financial obligation for such tax.

               (c) Election Under Section 338(h)(10). Buyer shall not make an election under Sections 338(g) and 338(h)(10) of the Code with respect to the acquisition of AS&W. 7. CONDITIONS PRECEDENT TO OBLIGATIONS OF BIRMINGHAM STEEL.

         Birmingham Steel's obligation to close the transactions contemplated by this Agreement shall be, at the option of Birmingham Steel, subject to the satisfaction of each of the following conditions (which may be waived specifically in writing by Birmingham Steel in whole or in part) at or prior to the Closing:

7.1 Warranties True and Correct. Each of the representations and warranties made by Buyer set forth in this Agreement and in the Exhibits and Schedules attached hereto shall be true and correct in all material respects at and as of the Closing Date.

7.2 Execution and Delivery of Instruments. Buyer shall have executed and delivered all documents and instruments required to be executed and delivered by Buyer pursuant to the provisions of this Agreement.

7.3 Unfavorable Action or Proceeding. On the Closing Date, no action or proceeding shall be pending or threatened wherein an unfavorable judgment, decree or order would, in Birmingham Steel's reasonable opinion, prevent or make unfavorable the carrying out of this Agreement, or would cause the transactions contemplated by this Agreement to be rescinded. In the event of the receipt of any communication from any department or agency of government or any other notice (a copy of which communication or notice shall be promptly delivered to the other parties hereto) prior to the Closing with regard to the transactions contemplated by this Agreement, which communication or notice shall in the reasonable opinion of Birmingham Steel threaten such an action or proceeding, Birmingham Steel may cancel this Agreement by giving written notice to Buyer and all parties shall thereupon be released from any and all liability related to this Agreement, except for the obligations with respect to Sections 11.2 and
12.2 below.


7.4 Performance of Covenants. Buyer shall have materially performed all of the obligations and materially complied with all of the covenants, agreements and conditions required to be performed or complied with by them on or prior to the Closing.

7.5 Consents, Approvals and Authorizations. The parties shall have obtained all material consents, licenses, approvals, permits, waivers and authorizations of third parties necessary or required for completion of the transactions contemplated by this Agreement, including the expiration of the waiting period under the HSR Act.

7.6 Exhibits and Schedules. The provisions of all Schedules that are to be provided by Buyer shall be acceptable to Birmingham Steel in their reasonable discretion.

7.7 Opinion of Counsel. Birmingham Steel shall have received the opinion of Buyer's counsel dated the Closing Date in the form which is mutually acceptable.

7.8 Material Adverse Change. There shall not have been any material adverse change in the financial position, earnings or prospects of Buyer.

7.9 Releases. Birmingham Steel shall have received a release from all applicable parties with respect to the Assumed Indebtedness and the Equipment Lease.

7.10 Governmental Concurrences. Birmingham Steel shall be satisfied in the exercise of Birmingham Steel's reasonable judgment that Buyer has obtained assurances from all of the necessary governmental authorities that Buyer will be granted all governmental approvals, licenses, certificates of need, clearances, provider numbers and/or contracts necessary or appropriate for the operation of the Transferred Assets as previously operated on and after the Closing including the expiration of the waiting period under the HSR Act.

8.       CONDITIONS PRECEDENT TO OBLIGATIONS OF BUYER.

         Buyer's obligation to close the transactions contemplated by this Agreement shall be, at the option of Buyer, subject to the satisfaction of each of the following conditions (which may be waived specifically in writing by Buyer in whole or in part) at or prior to the Closing:

8.1 Warranties True and Correct. Each of the representations and warranties made by Birmingham Steel and on behalf of AS&W and set forth in this Agreement and in the Exhibits and Schedules attached hereto shall be true and correct in all material respects at and as of the Closing Date.

8.2 Consents, Approvals and Authorizations. The parties shall have obtained all material consents, licenses, approvals, permits, waivers and authorizations of third parties necessary or required for completion of the transactions contemplated by this Agreement.

8.3 Execution and Delivery of Instruments. Birmingham Steel shall have executed and delivered all documents and instruments required to be executed by Birmingham Steel pursuant to all of the provisions of this Agreement, or as reasonably required by Buyer to effect the transactions contemplated by this Agreement.

8.4 Performance of Covenants. Birmingham Steel shall have materially performed all of the obligations and materially complied with all of the covenants, agreements and conditions required to be performed or complied with by Birmingham Steel on or prior to the Closing.

8.5 Unfavorable Action or Proceeding. On the Closing Date, no action or proceeding shall be pending or threatened wherein an unfavorable judgment, decree or order would, in the reasonable opinion of Buyer, prevent or make unfavorable the carrying out of this Agreement, or would cause the transactions contemplated by this Agreement to be rescinded, or would require Birmingham Steel to divest itself of any portion of the Transferred Assets, or would materially and adversely affect the operation of the Facilities by Buyer following the Closing Date. In the event of the receipt of any communication from any department or agency of government or any other notice (a copy of which communication or notice shall be promptly delivered to the other parties hereto) prior to the Closing with regard to the transactions contemplated by this Agreement, which communication or notice shall in the reasonable opinion of Buyer threaten such an action or proceeding, Buyer may cancel this Agreement by giving written notice to Birmingham Steel, and all parties shall thereupon be released from any and all liability related to this Agreement except for the obligations with respect to Sections 11.2 and 12.2 below.

8.6 Governmental Concurrences. Buyer shall have obtained assurances from all of the necessary governmental authorities, in form and substance reasonably satisfactory to Buyer, that Buyer will be granted all governmental approvals, licenses, certificates of need, clearances, provider numbers and/or contracts necessary or appropriate for the operation of the Transferred Assets as previously operated on and after the Closing including the expiration of the waiting period under the HSR Act.

8.7 Opinion of Counsel. Buyer shall have received the opinion of Birmingham Steel's counsel dated the Closing Date, in the form mutually acceptable.

8.8 Exhibits and Schedules. The provisions of all Schedules shall be acceptable to Buyer in its reasonable discretion.

8.9 Material Adverse Change. There shall not have been any material adverse change in the financial position, earnings or prospects of Birmingham Steel, the Business, AS&W, or any of the Facilities or assets used in the operation of same.

9.       CLOSING.

         At the Closing, the following shall be done:
9.1      Items to be Delivered at the Closing.

               (a) Birmingham Steel. At or before the Closing, Birmingham Steel shall execute and/or deliver or cause to be delivered to Buyer the following:

                    (i) General  warranty  deeds  conveying  to Buyer fee simple marketable title, under the laws governing the situs of the Real Property to the Owned Real Property relating to the Memphis Facility (described on Schedule 3.10(a)(1), free and clear of all liens, encumbrances, recorded or unrecorded leases and restrictions of any kind, other than the Permitted Encumbrances;

                    (ii) A mutually acceptable Assignment and Assumption Agreement in substantially the form attached hereto as Exhibit 9.1(a)(ii) with respect to the Assumed Liabilities, and such other assumption documents and instruments as may be necessary or required pursuant to Section 2.1(d) hereof;

                    (iii) A mutually acceptable Assignment and Bill of Sale with respect to the remainder of the Transferred Assets;

                    (iv) Favorable original certificates of good standing of Birmingham Steel and AS&W issued by the Secretary of State of Delaware, Alabama, Tennessee and Ohio.

                    (v) A  mutually  acceptable  opinion of  Birmingham  Steel's counsel.

                    (vi) A mutually acceptable  certificate of a duly authorized officer of Birmingham Steel certifying to Buyer in all material respects the accuracy of the representations and warranties set forth in Section 3 hereof; a certificate of a duly authorized officer of Birmingham Steel certifying (A) compliance in all material respects with Birmingham Steel's covenants set forth in this Agreement and (B) that all material consents and approvals that are required in connection with the consummation of the transaction contemplated by this Agreement by Birmingham Steel have been obtained;

                    (vii) A mutually  acceptable  certificate  of the  corporate secretary of Birmingham Steel certifying to Buyer: (A) the incumbency of the officers of Birmingham Steel from the date of this Agreement to the Closing Date and bearing the authentic signatures of all such officers who shall execute this Agreement and any additional documents contemplated by this Agreement; (B) as to the resolutions of the Board of Directors of Birmingham Steel authorizing the transfer of the Transferred Assets, and the Shares to Buyer and the execution, delivery and performance of this Agreement by Birmingham Steel; and (C) that such resolutions have not been amended or rescinded and remain in full force and effect; and (D) as to the current certificates of incorporation and bylaws of such Birmingham Steel;

                    (viii) Mutually acceptable copies of all third-party consents required in connection with the transfer of the Transferred Assets and Shares to Buyer, including consents to assignment of all Real Property Leases (to the extent required), the consents and other documents contained in the schedules;

                    (ix) the Escrow Agreement executed by Birmingham Steel;

                    (x)  such  other  bills  of  sales,  instruments  of  title, certificates, consents, endorsements, assignments, assumptions and other documents or instruments in a form reasonably satisfactory to Buyer and its counsel, as may be reasonably requested by Buyer in order to transfer the Transferred Assets and Shares of Birmingham Steel to Buyer, and to carry out the transactions contemplated by this Agreement and to comply with the terms hereof; provided such additional documents will not cause unreasonable efforts or expense to Birmingham Steel;

                    (xi) the certificate or certificates representing all of the
               Shares owned, of record or beneficially, or both, by Birmingham Steel, duly endorsed in blank or accompanied by stock powers endorsed in blank.

          (b) Buyer. At or before the Closing, Buyer shall execute and/or deliver or cause to be delivered to Birmingham Steel the following:

               (i) The mutually acceptable Assignment and Assumption Agreements with respect to the Real Property Leases, Personal Property Leases, the Contracts and the Assumed Indebtedness;

               (ii) Payment of the Cash Purchase Price as herein provided;

               (iii) Delivery of the Promissory Note;

               (iv) Deposit of the Escrow Amount with the Escrow Agent;

               (v) A mutually acceptable certificate of an officer of Buyer certifying to Birmingham Steel in all material respects (a) the accuracy of the representations and warranties set forth in Section 4 hereof and compliance in all material respects with Buyer's covenants set forth in this Agreement and (b) that all material consents and approvals that are required in connection with the consummation of the transaction contemplated by this Agreement by Buyer have been obtained;

               (vi) A mutually acceptable certificate of an officer of Buyer certifying to Birmingham Steel: (a) the incumbency of the officers of Buyer from the date of this Agreement to the Closing Date and bearing the authentic signatures of all such officers who shall execute this Agreement and any additional documents contemplated by this Agreement;
          (b) as to the resolutions of the partners of Buyer authorizing the execution, delivery and performance of this Agreement; (c) that such resolutions have not been amended or rescinded and remain in full force and effect; and (d) as to the current charter and partnership agreement of Buyer;

               (vii) A mutually acceptable opinion of Buyer's counsel;

               (viii) Such mutually acceptable other instruments, certificates, consents or other documents as may be reasonably necessary to carry out the transactions contemplated by this Agreement and to comply with the terms hereof; provided such additional documents will not cause unreasonable efforts or expense to Buyer.

10.  TRANSITIONS  FOLLOWING CLOSING.

         In order to ensure reasonable continuity in connection with the transactions contemplated by this Agreement, Birmingham Steel and Buyer further covenant and agree as follows: 10.1 Books and Records. Buyer shall maintain and retain for a period of seven (7) years after the Closing Date, all books and records in its possession after the Closing Date concerning or relating to the Facilities prior to the Closing Date, wherever located. Such books and records shall be made available to Birmingham Steel upon reasonable notice; and Buyer shall not destroy any such books and records during such seven year period without first specifying to Birmingham Steel the nature and coverage of the records proposed to be destroyed and offering to turn them over to Birmingham Steel. If, at the end of such seven year period, Buyer shall have been notified in writing by Birmingham Steel that any of such records are material to any litigation or dispute relating to or involving Birmingham Steel or AS&W that is pending at the end of such period, Buyer shall continue to maintain such records until Buyer has been notified by Birmingham Steel that such litigation or dispute has been resolved, or, Buyer may, in such case, turn such books and records over to Birmingham Steel. 10.2 Confidentiality.

                  (a)  Birmingham  Steel   acknowledges   that  Buyer  would  be
irreparably damaged if confidential and proprietary information and trade secrets concerning the Transferred Assets, Business, Facilities and/or Buyer's other operations and businesses were disclosed to or utilized by any person (which is not an Affiliate of Birmingham Steel) to the detriment of Buyer. A person or entity is an "Affiliate" of Birmingham Steel if it owns or controls, directly or indirectly, at least 50% of the voting control or 50% of the voting control through other contractual relationships. Therefore, Birmingham Steel shall not at any time, directly or indirectly, without the prior written consent of Buyer divulge, or permit any of its affiliates, directors, officers, employees or agents to divulge, to any person (which is not an Affiliate of Birmingham Steel), any nonpublic or proprietary information and trade secrets concerning the Transferred Assets, the Business, commercial or financial or other affairs of the Facilities, or any of the methods of doing business used by Birmingham Steel or Buyer in the operation of the Facilities that could be used to the detriment of Buyers, except to the extent required by law, including but not limited to the security laws, rules, regulations and orders) or in order to preserve or enforce their respective rights under this Agreement.

                  (b) Buyer acknowledges that Birmingham Steel would be irreparably damaged if confidential and proprietary and trade secret information concerning the Excluded Assets and/or Birmingham Steel's other operations and businesses, were disclosed to or utilized by any person other than Buyer to the detriment of Birmingham Steel. Therefore, Buyer shall not, at any time, directly or indirectly, without the prior written consent of Birmingham Steel, divulge, or permit any of its affiliates, directors, officers, employees or agents to divulge, to any person (which is not an Affiliate of Buyer) any nonpublic or proprietary information and trade secrets concerning the Excluded Assets, and/or Birmingham Steel's other operations and businesses that could be used to the detriment of Birmingham Steel, except to the extent required by law (including any securities law, rules, regulations or orders) or in order to preserve or enforce their respective rights under this Agreement. 10.3 Sale of DRI. For so long as Birmingham Steel continues to own a direct or indirect interest in the AIR Facility and the AIR Facility continues to manufacture direct reduced iron ("DRI"), Birmingham Steel agrees to make available to Buyer, from time to time upon Buyer's request, DRI fully complying with and having the quality and specifications required by Buyer. The price, terms of sale and quantity purchased, if any, for such DRI shall be subject to prior mutual agreement of the parties.

10.4 Accounts Receivable. Birmingham Steel shall permit Buyer reasonable access to its books and records relating to the Accounts Receivable upon reasonable notice at any time during normal business hours and shall make its staff available during normal business hours to assist Buyer as may be reasonably required in connection with the Accounts Receivable.

10.5 Transition. Birmingham Steel shall cooperate with and provide reasonable assistance to Buyer after Closing to assist in transitioning the Business from a subsidiary and division to a stand-alone entity, including assistance in setting up appropriate systems and software needed to operate the Business.

11.      INDEMNIFICATION.

11.1 Survival. The representations and warranties set forth in Section 3.17 of this Agreement and Birmingham Steel's retention of Retained Environmental Liabilities in Section 1.3 and Birmingham Steel's indemnification obligation under Section 11.2(a)(iii) below shall survive the Closing and remain in full force and effect for ten (10) years following the Closing Date. Except as otherwise set forth in this Section 11.1 and Section 11.3(c) of this Agreement, all other representations and warranties made in this Agreement and Birmingham Steel's indemnity obligation under Section 11.2(a)(iv) shall survive the Closing and remain in full force and effect for a period of eighteen (18) months after the Closing Date. If notice of any claim for indemnification under this Section 11 shall have been given within the applicable survival period, the representations and warranties that are the subject of such indemnification claim shall survive, but only with respect to such claim, until such time as such claim is finally resolved.

11.2     Indemnification by Birmingham Steel.

                  (a) From and after the Closing Date, Birmingham Steel shall indemnify and hold harmless the Buyer, its Affiliates, their respective officers, directors, employees and agents from and against any and all claims, losses, liabilities, actions or causes of action, assessments, damages, fines, penalties, costs and expenses of any kind (including, without limitation, reasonable fees and out-of-pocket disbursements of counsel) (collectively, "Losses"), and all Environmental Costs, based upon, arising out of, or resulting from, any of the following:

               (i) any breach by Birmingham Steel of any of the representations or warranties contained in Section 3 in this Agreement and/or any Schedules referenced therein;

               (ii) any failure by Birmingham Steel to perform any of its covenants or agreements contained in this Agreement;

               (iii) the Retained Environmental Liabilities; and

               (iv) the Retained Liabilities.

          (b)   Notwithstanding   Section   11.2(a),   the  Buyer's   rights  to
     indemnification under this Section 12 shall be limited as follows:

                           (i) the  amount of any Losses  incurred  by the Buyer
                  shall be reduced by the net amount the Buyer or its Affiliates recovers (after deducting all attorneys' fees, expenses and other costs of recovery) under any third-party warranties with respect to the Transferred Assets, or any assets owned by AS&W and the Buyer shall use reasonable best efforts to effect any such recovery; provided, however, the Buyer shall have no obligation to pursue any insurer, other than under product warranties as provided above, to effect such recovery. There shall be no duplicative payments or indemnities;

                           (ii) if the amount of any limitation pursuant to this
                  Section 11.2(b) is determined after payment by Birmingham Steel to the Buyer of any amount otherwise required to be paid pursuant to this Section 11, the Buyer shall repay to Birmingham Steel, promptly after such determination, any amount that Birmingham Steel would not have had to pay pursuant to this Section 11 had such determination been made at the time of such payment;

                           (iii) in no event  shall  Birmingham  Steel be liable
                  for consequential or punitive damages (for purposes of this Section 11.2(b)(iii), any punitive damages paid by the Buyer to a third party which results in a Loss that is otherwise indemnifiable under this Section 11 shall be considered actual damages of Buyer and recoverable from Birmingham Steel). After the Closing, the Buyer shall take all reasonable steps to mitigate any Losses, upon becoming aware of any event which could reasonably be expected to give rise thereto.

11.3     Indemnification by the Buyer.

                  (a) From and after the Closing Date the Buyer shall indemnify and hold harmless Birmingham Steel, from and against any and all Losses based upon or resulting from any of the following:

                    (i) any breach by the Buyer of any of the representations or warranties made by the Buyer in Section 4 of this Agreement; or

                    (ii) any failure by the Buyer to perform any of its covenants or agreements contained in this Agreement; or

                    (iii) any Losses suffered or incurred by Birmingham Steel as a result of Buyer's post-closing operation of the Facilities and the Business except for Losses (i) that are attributable to the operations of the Facilities by Birmingham Steel prior to the Closing, or (ii) that result from or are caused by, any breach of any covenant or agreement, or any misrepresentation made herein, by Birmingham Steel.

               (b) Notwithstanding Section 11.4(a), Birmingham Steel's rights to indemnification under this Section 11 shall be limited as follows:

                    (i) the amount of any Losses  incurred by  Birmingham  Steel shall be reduced by the net amount Birmingham Steel recovers (after deducting all attorneys' fees, expenses and other costs of recovery) from any insurer or other third party liable for such Losses, provided that Birmingham Steel shall have no obligation to pursue such insurer to affect such recovery. There shall be no duplicative payments or indemnities;

                    (ii)  if the  amount  of any  limitation  pursuant  to  this
               Section 11.3(b) is determined after payment by the Buyer to Birmingham Steel of any amount otherwise required to be paid pursuant to this Section 11, Birmingham Steel shall repay to the Buyer, promptly after such determination, any amount that the Buyer would not have had to pay pursuant to this Section 11 had such determination been made at the time of such payment;

                    (iii) in no event  shall  Birmingham  Steel  be  liable  for consequential or punitive damages (for purposes of this Section 11.3(b)(iii), any punitive damages paid by Birmingham Steel to a third party resulting in a Loss which is otherwise indemnifiable under this Section 11.3 shall be considered the actual damages of Birmingham Steel and recoverable from Buyer). After the Closing, Birmingham Steel shall take all reasonable steps to mitigate any Losses, upon becoming aware of any event which could reasonably be expected to give rise thereto.

               (c) The parties acknowledge and agree that AS&W is a party to that certain Asset Purchase Agreement between AS&W and United States Steel Corporation ("US Steel"), dated May 19, 1986, relating to the purchase of certain steel manufacturing facilities and other assets (the "US Steel Agreement"). In the event Birmingham Steel incurs any Losses after the Closing Date in connection with the Joliet Works operation (which was formally owned by AS&W), and Birmingham Steel reasonably believes that AS&W would have been entitled to indemnification from US Steel under the US Steel Agreement had AS&W incurred the Losses, AS&W, at Birmingham Steel's request, shall pursue indemnification of such Losses directly from US Steel and AS&W shall forward any monies received from US Steel to Birmingham Steel for such Losses to the extent AS&W is able to obtain indemnification from US Steel. Birmingham Steel shall reimburse AS&W for all reasonable costs and expenses AS&W incurs in seeking indemnification from US Steel pursuant to this section. In the event that AS&W is required to commence litigation, Birmingham Steel shall advance all reasonable costs required, including without limitation, legal expenses and court costs. This indemnification obligation shall survive the Closing and remain in full force and effect after the Closing Date.

11.4 Claims.  When a party seeking  indemnification  under Section 11.2, 11.3 or
11.4 (the "Indemnified Party") receives notice of any claims made by third parties (individually, a "Third Party Claim" and collectively, "Third Party Claims") or has any other claim for indemnification other than a Third Party Claim, which is to be the basis for a claim for indemnification hereunder, the Indemnified Party shall give prompt written notice thereof to the other party (the "Indemnifying Party") reasonably indicating (to the extent known) the nature of such claims and the basis thereof; provided, however, that failure of the Indemnified Party to give the Indemnifying Party prompt notice as provided herein shall not relieve the Indemnifying Party of any of its obligations hereunder. Upon notice from the Indemnified Party, the Indemnifying Party may, but shall not be required to, assume the defense of any such Third Party Claim, including its compromise or settlement, and the Indemnifying Party shall pay all reasonable costs and expenses thereof and shall be fully responsible for the outcome thereof; provided, however, that in such case, the Indemnifying Party shall have no obligation to pay any further costs or expenses of legal counsel of the Indemnified Party thereafter incurred in connection with such defense other than reasonable costs of investigation. No compromise or settlement in respect of any Third Party Claims may be effected by the Indemnifying Party without the Indemnified Party's prior written consent (which consent shall not be unreasonably withheld), unless the sole relief is monetary damages that are paid in full by the Indemnifying Party. The Indemnifying Party shall give notice to the Indemnified Party as to its intention to assume the defense of any such Third Party Claim within 30 days after the date of receipt of the Indemnified Party's notice in respect of such Third Party Claim. If the Indemnifying Party does not, within 30 days after the Indemnified Party's notice is given, give notice to the Indemnified Party of its assumption of the defense of the Third Party Claim, the Indemnifying Party shall be deemed to have waived its rights to control the defense thereof. If the Indemnified Party assumes the defense of any Third Party Claim because of the failure of the Indemnifying Party to do so in accordance with this Section 11.4, it may do so in such reasonable manner as it may deem appropriate, and the Indemnifying Party shall pay all reasonable costs and expenses of such defense. The Indemnifying Party shall have no liability with respect to any compromise or settlement thereof effected without its prior written consent (which consent shall not be unreasonably withheld or delayed), unless the sole relief granted was equitable relief for which it would have no liability or to which it would not be subject. 11.5 Limitation. No Indemnifying Party shall indemnify any Indemnitee for any Losses under any indemnity claim or any other contract claim to the extent indemnification would exceed in the aggregate ten million and no/100 dollars ($10,000,000.00) (the "Limitation Amount"), which amount includes any off-set against the Escrow Deposit. 11.6 Basket. No party shall have any obligation to indemnify any other party for Losses under any indemnity claim until such time, if ever, as the aggregate amount of all such Losses incurred by the Buyer in the case of indemnification under Section 11.2 or by Birmingham Steel in the case of indemnification under
Section 11.3 shall exceed One Million Dollars ($1,000,000) if the indemnification is for a breach of the warranty contained in Section 3.17 or Two Hundred Fifty Thousand Dollars ($250,000) if such indemnification is based on any other claim (the "Basket Amount"); provided, however, that this limitation shall not apply to Buyer's obligation to pay the Purchase Price. Once indemnifiable losses exceed the relevant Basket Amount, all such indemnifiable losses shall be indemnifiable by the appropriate party on a dollar for dollar basis.

12. TERMINATION AND ABANDONMENT. 12.1 Methods of Termination. The transactions contemplated herein may be terminated and abandoned at any time prior to Closing:

                  (a)      By mutual consent of Buyer and Birmingham Steel;

                  (b) By written notice from Buyer to Birmingham Steel, or from Birmingham Steel to Buyer, if it becomes certain that any of the conditions to the closing obligations of the party giving such notice cannot be satisfied for a reason other than such party's default on or before December 1, 2000, and such party is not willing to waive the satisfaction of such conditions;

                  (c) By written notice from Buyer to Birmingham Steel, or from Birmingham Steel to Buyer, if the Closing does not occur on or before December 1, 2000, and the party giving such notice is not in breach of this Agreement.

12.2     Termination Due to Default.

(a) If Birmingham Steel terminates this Agreement pursuant to Section 12.1(b) or
(c) and the reason for failure to complete the transactions contemplated hereby on or before the termination date is the intentional or willful material breach by Buyer of any material covenant in this Agreement to be performed or observed by Buyer, then Birmingham Steel shall be and Birmingham Steel shall have the right to seek all remedies available at law or in equity against the breaching party. Otherwise, Seller's sole right shall be to terminate the Agreement. (b) If Buyer terminates this Agreement pursuant to Section 13.1(b) or (c) and the reason for failure to complete the transactions contemplated hereby on or before the termination date is the intentional or willful material breach by Birmingham Steel of any material covenant in this Agreement to be performed or observed by Birmingham Steel, then Buyer shall have the right to seek all remedies available at law or in equity against the breaching party. Otherwise, Buyer's sole right shall be to terminate the Agreement. 12.3 Procedure Upon Termination. In the event of termination and/or abandonment by any party, pursuant to Section 12.1 hereof, written notice thereof shall forthwith be given to the other party and the transactions contemplated by this Agreement shall be terminated and/or abandoned, without further action by Buyer or Birmingham Steel. If the transactions contemplated by this Agreement are terminated and/or abandoned as provided herein, each party will redeliver all documents, work papers and other material of any other party relating to the transactions contemplated hereby which contains confidential information, whether so obtained before or after the execution of this Agreement, to the party furnishing the same and be responsible for its own expenses incurred in this transaction.

13.      ARBITRATION.

         The parties hereto agree to submit to binding arbitration any and all matters in dispute or in controversy among or between them concerning the terms and provisions of this Agreement and the other agreements contemplated hereby (the "Agreements"). All such disputes and controversies shall be determined and adjudged by the arbitrators, and the hearing shall be held at the offices of the American Arbitration Association, in either Cleveland, Ohio or Memphis, Tennessee, depending on the location where the primary events took place which gave rise to the dispute or disputes. If the non-submitting party does not agree with the location for arbitration selected by the submitting party based upon the foregoing sentence, the place of location shall be determined by the American Arbitration Association in accordance with its rules and procedures. If the matter in controversy is in excess of Two Hundred Fifty Thousand Dollars ($250,000), the panel of arbitrators shall consist of three (3) persons. If the amount in controversy shall be Two Hundred Fifty Thousand Dollars ($250,000) or less, or if no amount is specified, the dispute shall be submitted to one (1) arbitrator. The selection of arbitrators and the procedure shall be in accordance with the commercial arbitration rules (the "Rules") then in effect of the American Arbitration Association, except that the Federal Rules of Civil Procedure as then in effect shall apply and take precedence over the Rules with respect to pre-hearing discovery and deposition of witnesses and potential witnesses, interrogatories, and the like. Any awards rendered shall be final and conclusive upon the parties and a judgment thereon may be entered in the highest court of Ohio, Tennessee, or any court having jurisdiction, which is hereby selected by the parties as the or an appropriate forum with respect to any matter in controversy or dispute arising under or pursuant to the terms of any of the Agreements. The expenses of the arbitration shall be borne equally by the parties to the arbitration, provided that each party shall pay for and bear the costs of such party's own experts, evidence and counsel's fees, except that in the discretion of the arbitrator(s), any award may include the costs of a party's counsel if the arbitrator(s) expressly determine(s) that the party against whom such award is entered has caused the dispute, controversy, or claim to be submitted to arbitration as a dilatory tactic. The obligations herein to arbitrate shall not prevent any party from seeking temporary restraining orders, preliminary injunctions or other procedures in a court of competent jurisdiction to obtain interim relief when deemed necessary by such party and court to preserve the status quo or prevent irreparable injury pending resolution by arbitration of the actual dispute or to seek a remedy specifically provided for in any of the Agreements. All parties hereto acknowledge and agree that the state and federal courts of the State of Ohio and State of Tennessee are courts of competent jurisdiction for purposes of this section and do hereby submit to the jurisdiction of the appropriate court in either such state to which the matter is first submitted by a party for enforcement of any arbitration award or to obtain any such interim relief as herein above provided.

14.      BENEFIT AND BINDING EFFECT; NO ASSIGNMENT.

     This Agreement shall be binding upon and inure to the benefit of the respective successors, assigns or legal representatives of the parties hereto, but shall not otherwise inure to the benefit of any third parties. Notwithstanding the foregoing sentence, this Agreement shall not be assigned by Birmingham Steel without the prior written consent of Buyer, or by Buyer without the prior written consent of Birmingham Steel. 15. EXPENSES.

     Birmingham Steel and the Buyer will bear its own costs and expenses (including legal fees and expenses) incurred in connection with this Agreement and the transactions contemplated hereby and thereby. 16. NOTICES.

     Any notice or other communication provided for herein or given hereunder to a party hereto shall be in writing and shall be delivered in person to such party or mailed by first class registered or certified mail, postage prepaid, or given by facsimile transmission (which is confirmed) addressed as follows (or at such other address for a party as shall be specified in a like notice):


         If to Buyer:      .........        North American Metals, Ltd.
                                            1800 West Maple Road
                           .........        Troy, Michigan  48084
                           .........        Fax: (248) 614-3898
                           .........        Confirmation: (248) 614-3877
                           .........        Attn:    William L. Powers

                                            with a copy to:

                                            Howard B. Hill, Esq.
                           .........        600 North Old Woodward
                           .........        Suite 302
                           .........        Birmingham, Michigan 48009
                           .........        Fax: (248) 540-2250
                           .........        Confirmation: (248) 258-8844


         If to Birmingham Steel:....Birmingham Steel Corporation
                           .........        1000 Urban Center Drive
                           .........        Birmingham, Alabama 35242
                           .........        Fax: (205) 970-1353
                           .........        Confirmation: (205) 970-1219
                           .........        Attn:    John D. Correnti

                                            with a copy to:

                                            Burr & Forman LLP
                           .........        3100 SouthTrust Tower
                           .........        420 N. 20th Street
                           .........        Birmingham, Alabama 35203
                                            Facsimile:  (205) 458-5100
                           .........        Confirmation:  (205) 458-5240
                           .........        Attn:  Gene T. Price, Esq.

         Any notice which is delivered in the manner provided herein shall be deemed to have been duly given to the party to whom it is directed upon actual receipt by such party, except that any notice delivered by facsimile transmission shall be deemed to have been given upon confirmation of transmission; provided that notice so delivered is promptly followed by duplicate notice to the same party sent by first class registered or certified mail, postage prepaid.

17.      SEVERABILITY.

         If any provision, or application thereof, of this Agreement is held unlawful or unenforceable in any respect, the parties hereto agree that such illegality or enforceability shall not affect other provisions or applications that can be given effect, and this Agreement shall be construed as if the unlawful or unenforceable provision or application had not been contained herein. The parties hereto agree that any court may modify the objectionable provision so as to make it valid, reasonable and enforceable and agree to be bound by the terms of such provision, as modified by the court.
18.      AMENDMENTS.

         This Agreement may be amended or modified only by a written instrument executed by all parties hereto.
19.      COUNTERPARTS.

     This Agreement may be executed in counterparts, each of which shall be deemed an original, but all of which shall constitute but one instrument. 20. HEADINGS.

         The headings contained in this Agreement are for convenience only and shall not be deemed to affect the interpretation of the provisions of this Agreement.

21.      GOVERNING LAW.

         This Agreement is made pursuant to, and shall be construed under, the substantive laws of the State of Ohio without regard to principles governing conflicts of law.

22.      PUBLIC ANNOUNCEMENTS.

         Except as otherwise required by applicable law or the rules of the New York Stock Exchange or NASD and the Nasdaq National Market, neither Birmingham Steel nor Buyer shall, or shall permit any of its affiliates or subsidiaries to, issue or cause the publication of any press release or other public announcement with respect to, or otherwise make any public statement concerning, the transactions contemplated by this Agreement without the prior consent of the other party, which consent shall not be unreasonably withheld. The parties agree that the initial press release to be issued with respect to the transactions contemplated by this Agreement shall be in the form heretofore agreed to by them.

23.      ENTIRE AGREEMENT.

         Before signing this Agreement the parties had numerous conversations, including preliminary discussions, formal negotiations and informal conversations, and generated correspondence and other writings, in which the parties discussed the transaction which is the subject of this Agreement and their aspirations for its success. In such conversations and writings, individuals representing the parties may have expressed their judgments and beliefs concerning the intentions, capabilities, and practices of the parties, and may have forecasted future events. The parties recognize that such conversations and writings often involve an effort by both sides to be positive and optimistic about the prospects for the transaction. It is also recognized, however, that all business transactions contain an element of risk, and that it is normal business practice to limit the legal obligations of contracting parties to only those promises and representations which are essential to their transaction so as to provide certainty as to their respective future rights and remedies. Accordingly, this Agreement and all ancillary agreements are intended to define the full extent of the legally enforceable undertakings of the parties hereto, and no related promise or representation, written or oral, which is not set forth explicitly in this Agreement and all ancillary agreements is intended by either party to be legally binding. The parties hereto acknowledge that in deciding to enter into this transaction they have relied on no representations, written or oral, other than those explicitly set forth in this Agreement or any ancillary agreements. The parties hereto have relied entirely on their own judgment in entering into this Agreement.

24.      DEFINITIONS.

         Each of the following terms is defined in the article, section, paragraph, or provision of this Agreement set forth opposite such term.

         Defined Terms                                                Section
         -------------                                                -------
         Accounts Receivable                                           2.4(a)
         Adverse Conditions                                           3.10(f)
         Affiliate                                                       11.2
         Agreement                                                   Preamble
         Agreements                                                        13
         AIR Facility                                               Recital B
         Arrangement for Disposal                                     3.17(f)
         AS&W                                                        Preamble
         AS&W Assets                                                      1.4
         Assignment and Assumption Agreement                           2.1(d)
         Assumed Indebtedness                                          1.3(a)
         Assumed Liabilities                                              1.3
         Benefit Plans                                                3.16(c)
         Best Knowledge of Birmingham Steel and AS&W                      3.7
         Birmingham Steel                                            Preamble
         Business                                                   Recital B
         Buyer                                                       Preamble
         Buyer Plan                                                       6.3
         CAA                                                          3.17(a)
         Cash Purchase Price                                           2.1(a)
         CERCLA                                                       3.17(a)
         Clean Air Act                                                3.17(a)
         Cleveland Facilities                                       Recital B
         Cleveland SW Note                                         1.3(a)(iv)
         Closing           .........                                      2.3
         Closing Date      .........                                      2.3
         Code              .........                                      2.2
         Commitment        .........                                      3.8
         Contracts         .........                                   1.1(e)
         CWA               .........                                  3.17(a)
         Deposit Escrow Agreement...                                      2.6
         DRI               .........                                     10.3
         Employees         .........                                  3.16(a)
         Environmental Claims.......                                  3.17(d)
         Environmental Costs........                                  3.17(g)
         Environmental Laws.........                                  3.17(a)
         Environmental Matters......                                  3.17(g)
         Environmental Permits......                                  3.17(a)
         Excluded Assets   .........                                      1.2
         Facilities        .........                                Recital C
         Financial Statements.......                                      3.5
         Hazardous Substances.......                                  3.17(b)
         HMTA              .........                                  3.17(a)
         HSR Act           .........                                      5.6
         Indemnified Party .........                                     11.5
         Indemnifying Party.........                                     11.5
         Intellectual Property......                                     3.13
         Inventory         .........                                  3.11(a)
         IRS               .........                                      2.2
         Knowledge of Buyer.........                                      5.4
         Labor Proceeding  .........                                  3.16(d)
         Losses            .........                                     11.2
         Material Adverse Effect....                                      3.4
         Memphis Equipment Lease....                                1.3(a)(i)
         Memphis Facility  .........                                Recital B
         Memphis SW Note   .........                               1.3(a)(ii)
         Memphis TVA Note  .........                              1.3(a)(iii)
         OSHA              .........                                  3.17(a)
         Owned Real Property........                                  3.10(a)
         Paid Time Off     .........                                  3.16(b)
         PCBs              .........                                  3.17(c)
         Pending Litigation.........                                     3.12
         Permits           .........                                      3.7
         Permitted Exceptions.......                                  3.10(a)
         Personal Property .........                                  3.11(a)
         Personal Property Leases...                                  3.11(b)
         Plan or Plans     .........                                  3.16(f)
         Promissory Note   .........                                   2.1(c)
         Public Taking     .........                                  3.10(e)
         Purchase Price    .........                                      2.1
         RCRA              .........                                  3.17(a)
         Real Property     .........                                  3.10(d)
         Real Property Laws.........                                  3.10(d)
         Real Property Leases.......                                  3.10(b)
         Releases          .........                                  3.17(c)
         Retained Environmental Liabilities                               1.4
         Retained Liabilities.......                                      1.4
         Return            .........                              3.14(a)(ii)
         Returns           .........                              3.14(a)(ii)
         Rules             .........                                       13
         SBQ Division      .........                                Recital C
         SDWA              .........                                  3.17(a)
         Shares            .........                                      1.4
         Tax               .........                               3.14(a)(i)
         Taxes             .........                               3.14(a)(i)
         Third Party Claim .........                                     11.5
         Transferred Assets.........                                      1.1
         US Steel          .........                                  11.3(c)
         US Steel Agreement.........                                  11.3(c)
         WARN Act          .........                                      6.3

         IN WITNESS WHEREOF, the parties hereto have duly executed this Agreement on the date first above written.


NORTH AMERICAN METALS, LTD.       BIRMINGHAM STEEL CORPORATION


By: /s/ William L. Powers            By:  /s/  James A. Todd, Jr.
  -------------------------               ------------------------
        William L. Powers                      James A. Todd, Jr.
Its:                                 Its:      Vice Chairman

                              SCHEDULES

    Schedule 1.1(c)                 Personal Property Disclosures
    Schedule 2.1(c)...              Stipulated Loss amount
    Schedule 3.4......              Consents and Approvals
    Schedule 3.5......              Financial Statements
    Schedule 3.7(1)...              Permits-Memphis Facility
    Schedule 3.7(2)...              Permits-AS&W
    Schedule 3.8(1)...              Commitments-Memphis Facility
    Schedule 3.8(2)...              Commitments-AS&W
    Schedule 3.10(a)(1)             Owned Real Property-Memphis Facility
    Schedule 3.10(a)(2)             Owned Real Property-AS&W
    Schedule 3.10(b)(1)             Leased Real Property-Memphis Facility
    Schedule 3.10(b)(2)             Leased Real Property-AS&W
    Schedule 3.10(c)..              Consents for Real Property Leases
    Schedule 3.11(a)..              Encumbered Personal Property
    Schedule 3.11(b)(1)             Personal Property Leases-Memphis Facility
    Schedule 3.11(b)(2)             Personal Property Leases-AS&W
    Schedule 3.12.....              Litigation and Orders
    Schedule 3.13.....              Other Patents, Trademarks, Etc.
    Schedule 3.14(b)(xvi)           Net Operating Loss and Other Carryovers
    Schedule 3.15.....              Insurance
    Schedule 3.16(a)..              Employees
    Schedule 3.16(c)..              Benefit Plans
    Schedule 3.16(f)..              Pension Benefit Plans
    Schedule 3.16(g)..              Defined Benefit Plans
    Schedule 3.17.....              Environmental Disclosures
    Schedule 3.17(g)..              Environmental Audits