Form 10-Q
period 2000-12-31
BIRMINGHAM STEEL CORP
filed 2001-02-20
CIK 779334

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 2000

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 31,101,306 Shares of Common Stock of the registrant were outstanding at February 16, 2001.

Item 1 - Financial Statements (unaudited)

                                          BIRMINGHAM STEEL CORPORATION
                                           CONSOLIDATED BALANCE SHEETS
                                  (in thousands, except share data; unaudited)


                                                                                December 31,              June 30,
                                                                                   2000                    2000
                                                                                --------------         --------------
                                                                                                       (Restated)

  ASSETS
    Current assets:
      Cash and cash equivalents                                                 $         935          $          935
      Accounts receivable, net of allowance for doubtful accounts of
        $1,739 at December 31, 2000 and $1,614 at June 30, 2000                        65,398                  76,113
      Inventories                                                                     110,395                 136,257
      Other current assets                                                              5,132                   5,023
      Net current assets of discontinued operations                                    34,764                  33,837
                                                                                -------------          --------------
          Total current assets                                                        216,624                 252,165

    Property, plant and equipment:
      Land and buildings                                                              176,330                 176,187
      Machinery and equipment                                                         462,202                 463,895
      Construction in progress                                                         16,030                  11,942
                                                                                -------------          --------------
                                                                                      654,562                 652,024
      Less accumulated depreciation                                                 (262,417)               (244,324)
                                                                                -------------          --------------
          Net property, plant and equipment                                           392,145                 407,700

      Excess of cost over net assets acquired                                          14,578                  15,642
      Other                                                                            23,682                  26,739
      Net non-current assets of discontinued operations                                74,432                 157,129
                                                                                -------------          --------------
            Total assets                                                        $     721,461          $      859,375
                                                                                =============          ==============

    LIABILITIES & STOCKHOLDERS' EQUITY
    Current liabilities:
      Accounts payable                                                          $      49,190          $       70,345
      Accrued interest payable                                                          2,047                   2,020
      Accrued payroll expenses                                                          4,451                   9,589
      Accrued operating expenses                                                        7,653                   9,897
      Other current  liabilities                                                       21,653                  17,655
      Allowance for operating losses of discontinued operations                        12,252                       -
                                                                                -------------          --------------
          Total current liabilities                                                    97,246                 109,506

    Deferred liabilities                                                                9,571                   9,889
    Long-term debt, less current portion                                              560,317                 551,965

    Stockholders' equity:
      Preferred stock, par value $.01; authorized: 5,000 shares                             -                       -
      Common stock, par value $.01; authorized: 75,000 shares; issued:
        31,123 at December 31, 2000 and 31,058 at June 30, 2000                           311                     310
      Additional paid-in capital                                                      342,352                 342,257
      Treasury stock, 38 and 81 shares at December 31, 2000
        and June 30, 2000, respectively, at cost                                        (274)                   (465)
      Unearned compensation                                                             (453)                   (667)
      Retained deficiency                                                           (287,609)               (153,420)
                                                                                -------------          --------------
          Total stockholders' equity                                                   54,327                 188,015
                                                                                -------------          --------------
            Total liabilities and stockholders' equity                          $     721,461          $      859,375
                                                                                =============          ==============


                             See accompanying notes.




                                                     BIRMINGHAM STEEL CORPORATION
                                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                           (in thousands, except per share data; unaudited)


                                                                Three Months Ended December 31,      Six Months Ended December 31,
                                                               --------------------------------     ------------------------------

                                                                  2000                1999               2000              1999
                                                               ------------        ------------        ---------        ----------
                                                                                   (Restated)                           (Restated)


   Net sales                                                   $   148,609         $    169,613        $ 327,271        $  346,416

   Cost of sales:
     Other than depreciation and amortization                      135,734              143,697          288,473           281,617
     Depreciation and amortization                                  10,638               10,768           21,290            21,415
                                                               -----------         ------------        ---------        ----------

   Gross profit                                                      2,237               15,148           17,508            43,384

   Start-up and restructuring costs and other unusual items           (416)              28,547              (16)           33,607
   Selling, general and administrative expense                       8,099               11,848           17,020            21,625
                                                               -----------         ------------        ---------        ----------
   Operating (loss) income                                          (5,446)             (25,247)             504           (11,848)
   Interest expense, including amortization of
     debt issue costs                                               12,582                9,692           25,182            15,970
   Other income, net                                                   756                  995              689             1,879
   Income (loss) from equity investments                                13                  (98)              (8)              (90)
   Minority interest in loss of subsidiary                               -                3,924                -             5,682
                                                               -----------         ------------        ---------        ----------

   Loss from continuing operations before income taxes             (17,259)             (30,118)         (23,997)          (20,347)
   Provision for income taxes                                           65               11,558              130            15,564

                                                               -----------         ------------        ---------        ----------
   Net loss from continuing operations                             (17,324)             (41,676)         (24,127)          (35,911)

   Discontinued operations:
     Loss from discontinued operations, net of tax                 (11,985)            (128,856)         (20,211)         (150,276)

     (Loss) reversal of loss of SBQ segment, including
         estimated  loss during  disposal  period  (net of
         income tax  provision (benefit) of $0 and $78,704
         for the three  months  ended  December 31,
         2000 and 1999 respectively and $0 and
         $78,704 for the six month periods then ended)             (89,851)             151,763         (89,851)           173,183
                                                               -----------         ------------        ---------        ----------
   Loss before extraordinary item                                 (119,160)             (18,769)        (134,189)          (13,004)

   Restructuring of debt (net of income taxes of $924)                   -               (1,330)               -            (1,330)
                                                               -----------         ------------        ---------        ----------
   Net loss                                                    $  (119,160)        $    (20,099)       $(134,189)       $  (14,334)
                                                               ===========         ============        =========        ==========

   Weighted average shares outstanding                              30,987               29,763           30,939            29,734
                                                               ===========         ============        =========        ==========

   Basic and diluted per share amounts:
     Loss from continuing operations                           $     (0.56)        $      (1.41)       $   (0.78)       $    (1.21)
     (Loss) income from discontinued operations                      (3.29)                0.77            (3.56)             0.77
     Loss on restructuring of debt                                       -                (0.04)               -             (0.04)
                                                               -----------         ------------        ---------        ----------
     Net loss per share                                        $     (3.85)        $      (0.68)       $   (4.34)       $    (0.48)
                                                               ===========         ============        =========        ==========

   Cash dividends declared per share                           $      0.00         $      0.025        $    0.00        $     0.05
                                                               ===========         ============        =========        ==========

                                                       See accompanying notes.



                                                  BIRMINGHAM STEEL CORPORATION
                                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (in thousands; unaudited)

                                                                                                     Six Months Ended
                                                                                                       December 31,
                                                                                           --------------------------------------
                                                                                                2000                  1999
                                                                                           ---------------       ----------------
                                                                                                                   (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss from continuing operations                                                      $       (24,127)       $       (35,911)
  Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                                                 21,290                 21,415
      Provision for doubtful accounts receivable                                                       125                     78
      Deferred income taxes                                                                              -                 15,564
      Minority interest in loss of subsidiary                                                            -                 (5,682)
      Loss from equity investments                                                                       8                     90
      Impairment of fixed assets                                                                         -                 13,111
      Other                                                                                          3,599                  3,589
  Changes in operating assets and liabilities:
      Accounts receivable                                                                           10,590                  5,209
      Inventories                                                                                   25,862                (23,544)
      Other current assets                                                                            (109)                18,278
      Accounts payable                                                                             (21,155)                20,385
      Accrued liabilities                                                                           (3,357)                 2,368
      Deferred liabilities                                                                            (318)                 1,492
                                                                                           ---------------       ----------------
         Net cash provided by operating activities of continuing operations                         12,408                 36,442
         Net cash used in operating activities of discontinued operations                          (15,841)               (66,004)
                                                                                           ---------------       ----------------
         Net cash used in operating activities                                                      (3,433)               (29,562)
                                                                                           ---------------       ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Additions to property, plant and equipment                                                    (7,880)               (10,627)
      Proceeds from disposal of property, plant and equipment                                        3,514                  1,030
      Reductions (increases) in other non-current assets                                               238                 (2,574)
                                                                                           ---------------       ----------------
         Net cash used in investing activities of continuing operations                             (4,128)               (12,171)
         Net cash used in investing activities of discontinued operations                             (130)                (2,384)
                                                                                           ---------------       ----------------
         Net cash used in investing activities                                                      (4,258)               (14,555)
                                                                                           ---------------       ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Borrowings under revolving credit facility                                                   983,471                727,270
      Payments on revolving credit facility                                                       (975,119)              (666,759)
      Payments on long-term debt                                                                         -                (10,000)
      Debt issue and amendment costs paid                                                             (593)                (5,000)
      Cash dividends paid                                                                                -                 (1,485)
                                                                                           ---------------       ----------------
         Net cash provided by financing activities of continuing operations                          7,759                 44,026
         Net cash used in financing activities of discontinued operations                              (68)                   (66)
                                                                                           ---------------       ----------------
         Net cash provided by financing activities                                                   7,691                 43,960
                                                                                           ---------------       ----------------

Net increase (decrease) in cash and cash equivalents                                                     -                   (157)
Cash and cash equivalents at:
  Beginning of period                                                                                  935                    935
                                                                                           ---------------       ----------------
  End of period                                                                            $           935       $            778
                                                                                           ===============       ================
                             See accompanying notes.


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

In addition, the Company's Special Bar Quality (SBQ) segment, which is reported in discontinued operations (see Note 2), produces high quality rod, bar and wire that is sold primarily to customers in the automotive, agricultural, industrial fastener, welding, appliance and aerospace industries in the Unites States and Canada.

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements are prepared in accordance with accounting principals generally accepted in the United States
(GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The balance sheet at June 30, 2000 has been derived from the audited financial statements at that date, and includes reclassifications to reflect the Company's SBQ segment as discontinued operations (see Note 2).

In addition, the unaudited statements of operations for the three and six months ended December 31, 1999 have likewise been restated to reflect the operating results of the SBQ segment within discontinued operations. In prior periods, the Company presented segment information in the notes to the Consolidated Financial Statements. Since the Company now operates in a single segment due to the discontinuence of the SBQ segment, separate segment information is no longer required.

In the opinion of management, all material adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the accompanying unaudited financial statements. Operating results for the interim periods reflected herein are not necessarily indicative of the results that may be expected for full fiscal year periods. Therefore, these Consolidated Financial Statements, and footnotes thereto, should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended June 30, 2000.


2.  DISCONTINUED OPERATIONS

The following table sets forth events that occurred in connection with the disposal of the SBQ segment and the related recording and reversal of discontinued operations accounting treatment. See further discussion of each event below:


--------------------------------------------------------------------------------
                                                          Reported in Financial
 Date                       Event                            Statements Dated
--------------------------------------------------------------------------------
August   o Prior  Board  of  Directors  adopts plan of
 1999      disposal for SBQ segment                          Fiscal year ended
         o Discontinued operations accounting treatment        June 30, 1999
           recorded
--------------------------------------------------------------------------------
January  o Reconstituted Board of Directors elects to
 2000      re-establish SBQ segment                        Fiscal quarter ended
         o Discontinued operations accounting treatment      December 31, 1999
           recorded in June 1999 reversed
         o Remaining  reserves for loss previously
           estimated on disposal reversed
--------------------------------------------------------------------------------
February o Board of Directors authorizes management to     Fiscal quarter ended
 2001      proceed with sale of SBQ assets to North           December 31, 2000
           American Metals
         o Discontinued operations accounting treatment
           recorded
--------------------------------------------------------------------------------

Fiscal 1999

In fiscal 1999, prior to the conclusion of a proxy contest and subsequent change in management, the Company announced plans to sell its SBQ segment, which included rod, bar and wire facilities in Cleveland, Ohio; a high quality melt shop in Memphis, Tennessee; and the Company's 50% interest in American Iron Reduction, L.L.C. (AIR), a facility in Louisiana which produced direct reduced iron (DRI). Accordingly, as required by APB Opinion 30 (as interpreted by EITF 95-18), the operating results of the SBQ segment were reflected as discontinued operations in the Company's annual financial statements for fiscal 1999 and in the first quarter of fiscal 2000.

Fiscal 2000

On January 31, 2000, subsequent to a change in management which occurred after the proxy contest, new management decided to re-establish its Cleveland-based American Steel & Wire (AS&W) SBQ operations. Management's decision to continue operating the AS&W facilities was based on the following considerations:

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

Management also concluded that a sale of the entire SBQ segment by the end of fiscal 2000, as had been previously anticipated by former management, was no longer likely based upon the results of selling efforts at that time and the then prevalent market conditions. In accordance with EITF 90-16, Accounting for Discontinued Operations Subsequently Retained, the results of operations of the SBQ segment were reported within continuing operations from the second quarter of fiscal 2000 through the first fiscal quarter of 2001. Consequently, in the fiscal 2000 second quarter ending December 31, 1999, the operating results of the SBQ segment for all periods prior to October 1, 1999 were reclassified from discontinued operations to continuing operations. In addition, as a result of unwinding the discontinued operations accounting treatment of the SBQ segment, the Company reversed the remaining balance of the reserves for loss on disposal and operating losses, and their related income tax effects, in the second quarter of fiscal 2000. The reversal of previously established reserves (net of tax) increased net income in the three and six months ended December 31, 1999 by $151.8 million ($5.10 per share) and $173.2 million ($5.82 per share), respectively.

Fiscal 2001

In a press release dated September 28, 2000, the Company reported it had signed a definitive agreement with North American Metals, Ltd. (NAM) to sell the Cleveland and Memphis facilities of the SBQ segment. The selling price, per terms of the agreement, is $267 million plus an amount to be agreed upon for working capital. (See the Sale and Purchase agreement filed in Item 6 to the Form 10-Q filed on November 1, 2000). The transaction is pending completion of financing arrangements with NAM's lenders, negotiations of terms of the sale of working capital, and approval of the Company's lenders. In a press release dated January 31, 2001, the Company announced continuing progress by NAM toward completion of the purchase and indicated it had set March 23, 2001 as the targeted closing date.

On February 12, 2001, the Board of Directors authorized management of the Company to proceed with the closing of the transaction and to take appropriate actions to secure all necessary regulatory and lender approvals to effect the sale by March 23, 2001. Accordingly, as required by APB Opinion 30 (as interpreted by EITF 95-18), the operating results of the SBQ segment for the second quarter of fiscal 2001, and all prior periods presented herein have been restated and reported in discontinued operations in the accompanying financial statements.

As required by generally accepted accounting principles, the Company recorded a $89.9 million estimated loss ($2.90 per share) on the pending sale of the SBQ operations, which includes a $12.2 million provision (pre-tax) for estimated losses during the expected disposal period. These charges are combined with the fiscal 2001 operating losses of the division ($12.0 million for the quarter ended and $20.2 million for the six months ended December 31, 2000) and presented as discontinued operations in the fiscal 2001 financial statements. The proceeds expected to be realized on the sale of the SBQ operations and the expected operating losses during the disposal period are based on management's estimates of the most likely outcome based on the current terms of the definitive agreement between the Company and NAM and the best estimate of unresolved terms at this time. However, the actual amounts ultimately realized on sale and losses incurred during the expected disposal period could differ materially from the amounts assumed in arriving at the loss on disposal. To the extent actual proceeds or operating losses during the expected disposal period differ from the estimates reflected in the 2001 financial statements, the variance will be reported in discontinued operations in future periods.

Management expects to use the proceeds from the sale to (a) settle obligations under a lease agreement for equipment at the Memphis facility (approximately $72 million); (b) pay estimated transaction expenses (approximately $500,000); (c) settle outstanding commitments and obligations of the SBQ segment that will be retained by the Company (approximately $3.0 to $4.0 million); and (d) retire a portion of remaining long-term debt. In addition, industrial revenue bonds and other debt specifically associated with the SBQ assets ($42.1 million) will be assumed by NAM or retired.

Operating results of the discontinued SBQ operations were as follows (in thousands):


                                                            Three Months Ended                  Six Months Ended
                                                               December 31,                        December 31,
                                                          2000             1999                2000           1999
                                                      --------------   --------------      ------------  -------------
Net sales                                             $       19,158   $       61,916      $     46,833   $    119,877
Cost of sales                                                 25,464           71,199            57,520        135,281
                                                      --------------   --------------      ------------  -------------
  Gross loss                                                  (6,306)          (9,283)          (10,687)       (15,404)
Start-up and restructuring costs and other
    unusual items                                                  -          157,096                 -        165,241
Selling, general and administrative expenses                   2,431            3,619             3,814          6,717
Interest expense                                               2,962            3,434             5,902          7,584
Other expense (income)                                           286           13,813              (192)        13,719
                                                      --------------   --------------      ------------  -------------
Loss before income taxes                                     (11,985)        (187,245)          (20,211)      (208,665)
Benefit from income taxes                                          -          (58,389)                -        (58,389)
                                                      --------------   --------------      ------------  -------------
Loss from discontinued operations, net of tax         $      (11,985)  $     (128,856)     $    (20,211) $    (150,276)
                                                      ==============   ==============      ============  =============


Start-up and restructuring costs and other unusual items applicable to the SBQ segment consist of the following (in thousands):

                                                           Three Months Ended                      Six Months Ended
                                                              December 31,                           December 31,
                                                      -------------------------------      ---------------------------
                                                           2000             1999               2000          1999
                                                      --------------   --------------      ------------ --------------

Start-up expenses:
  Memphis                                             $            -   $        7,251      $          -  $      15,396
Asset impairment:
  Memphis facility                                                 -           85,000                 -         85,000
  SBQ segment excess of cost over net assets
   acquired                                                        -           22,134                 -         22,134
Restructuring Charges:
  Loss on purchase commitment                                      -           40,238                 -         40,238
  Severance and termination benefits (Memphis)                     -            2,473                 -          2,473
                                                      --------------   --------------      ------------  -------------
                                                      $            -          157,096      $          -  $     165,241
                                                      ==============   ==============      ============  =============


A narrative description of the significant items summarized in the preceding table follows:

Asset Impairment: In December 1999, the Company announced the suspension of operations at its melt shop facility in Memphis, Tennessee. The results of the Company's impairment review indicated that the Memphis facility was impaired. Accordingly, in the second quarter of fiscal 2000, the Company recorded an impairment charge of $85.0 million representing the difference between the carrying value of those assets and the estimated fair market value (based on an appraisal) less estimated costs to sell the facility.

In addition, the $22.1 million impairment charge for intangible assets represents the unamortized balance of goodwill related to the SBQ segment as of December 31, 1999. This goodwill was written down as a part of the 1999 provision for loss on discontinued operations. After reversing the loss on disposition, the Company effectively restored the previous charge as a component of continuing operations (as required by EITF 90-16). Thus the second quarter of fiscal 2000 goodwill charge is principally a reclassification within the income statement and had no impact on cash flows for the quarter or on stockholders' equity. The goodwill remained impaired because the estimated undiscounted cash flows of the SBQ division were estimated to be insufficient to cover the net carrying amount of the division's assets.

Loss on purchase commitment: The AIR project is financed on a non-recourse basis to the Company and the venture's co-sponsor. In October 2000, the AIR facility suspended operations because of operating cash deficiencies and the inability to economically produce DRI. Subsequently, the facility was shutdown, and it is not anticipated the facility will re-start production in the near future. In February 2001, the co-sponsor filed for protection under U.S. bankruptcy laws. The Company has been in discussions with AIR's lenders concerning the terms under which a sale of the facility to a third party could occur and the settlement of the Company obligations to purchase DRI from AIR. In the second quarter of fiscal 2000, the Company established a reserve of $40.2 million for potential liabilities associated with the AIR venture. As of December 31, 2000, the balance of this reserve was $36.7 million. Although management believes the reserve will be sufficient to satisfy future obligations related to AIR, the ultimate loss on settlement of the AIR purchase commitment will depend upon a number of factors. These factors include the length of time the Company remains obligated under the purchase commitment until an acceptable sale of the AIR facility can be completed and the proceeds from the sale (which may impact the amount of any settlement payment). As is the case with all estimates that involve predictions of future outcomes, management's estimate of the loss on the DRI purchase commitment is subject to change.

Corporate overhead expenses, historically allocated and charged to the SBQ operations, were reversed and allocated back to continuing operations because those expenses were not considered to be directly attributable to discontinued operations. There were no corporate overhead expenses allocated to the SBQ operations in the six months ended December 31, 2000 and 1999.

Interest expense attributable to discontinued operations includes interest on industrial revenue bonds and other debt specifically associated with the assets to be sold plus an allocation of interest on general corporate credit facilities. Interest on borrowings under the Company's general credit facilities is allocated to discontinued operations based on the ratio of tangible assets of the discontinued operations to total consolidated tangible assets. This amount approximates the expected reduction in interest expense that will occur upon sale of the SBQ assets and the use of the sale proceeds to repay debt.

Assets and liabilities of the discontinued SBQ operations have been reflected in the Consolidated Balance Sheets as current or non-current based on the original classification of the accounts, except that current liabilities are netted against current assets and non-current liabilities are netted against non-current assets. Net non-current assets also reflect a valuation allowance of approximately $77.6 million to recognize the estimated loss on disposal. The following is a summary of assets and liabilities of discontinued operations (in thousands):

                                                    December 31,    June 30,
                                                      2000            2000
                                                    ------------  -------------
Current assets:
    Accounts receivable, net                        $     10,798  $      17,539
    Inventories                                           38,082         41,578
    Other                                                  1,660            927
Current liabilities:
    Accounts payable                                        (641)        (9,191)
    Loss on purchase commitment                           (6,736)        (8,900)
    Other accrued expenses                                (8,399)        (8,116)
                                                    ------------  -------------
Net current assets of discontinued operations       $     34,764  $      33,837
                                                    ------------  -------------

Non-current assets:
    Property, plant and equipment, net of
       accumulated depreciation                     $    225,703  $     230,596
    Other non-current assets                                 905            808
    Provision for estimated loss on disposal of
       discontinued operations                           (77,599)             -
Non-current liabilities:
    Long-term debt                                       (42,057)       (42,125)
    Loss on purchase commitment                          (30,000)       (30,000)
    Deferred rent                                         (2,520)        (2,150)
                                                    ------------  -------------
Net non-current assets of discontinued operations   $     74,432        157,129
                                                    ============  =============

An accrual for the estimated (pre-tax) losses to be incurred during the expected disposal period of $12.2 million is presented separately in the accompanying Consolidated Balance Sheets for fiscal 2001. Such amount excludes corporate overhead, but includes approximately $3 million of interest expense, which represents the amount allocable to the SBQ operations during the disposal period.

There are no material contingent liabilities related to discontinued operations, such as product or environmental liabilities or litigation, that are expected to remain with the Company after the disposal of the SBQ segment other than remaining reserves for expected loss on settlement of the Company's DRI purchase commitment and for claims under the Company's self-insured workers' compensation insurance plan, and other accrued liabilities pertaining to the SBQ segment that will not be assumed by the buyer.

3. START-UP AND RESTRUCTURING COSTS AND OTHER UNUSUAL ITEMS

Start-up  and  restructuring   costs  and  other  unusual  items  applicable  to
continuing operations consist of the following (in thousands):

                                       Three Months Ended     Six Months Ended
                                         December 31,          December 31,
                                       -------------------    -----------------
                                        2000        1999       2000       1999
                                       -------    --------    -------   -------
Start-up expenses (recoveries), net:
     Cartersville                      $  (416)   $  4,372    $   (16)  $ 8,870
Asset impairment:
     Assets taken out of service             -      13,111          -    13,111
Other unusual items:
     Proxy solicitation                      -       5,986          -     6,548
     Executive severance                     -       5,078          -     5,078
                                       -------    --------    -------   -------
                                       $  (416)   $ 28,547    $   (16)  $33,607
                                       =======    ========    =======   =======

A narrative description of the significant items summarized in the preceding table follows:

Cartersville start-up: In the third quarter of fiscal 1999, the Cartersville, Georgia mid-section mill began operations and was considered to be in start-up phase through July 2000. During start-up, costs incurred in excess of expected normal levels, including non-recurring operating losses, are classified as start-up. Start-up was determined to be complete in the first quarter of fiscal 2001 when Cartersville achieved consistent, commercially viable production levels.

Asset impairment: In the second quarter of fiscal 2000, the Company wrote off equipment taken out of service at the Seattle and Cartersville mills and recognized losses of $13.1 million.

Proxy Solicitation: These costs, principally consisting of legal, public relations and other consulting fees, were incurred during fiscal 2000 in the Company's defense of a proxy contest led by The United Company Shareholder Group (the United Group). In December 1999, the Company and the United Group reached a settlement appointing John D. Correnti as Chairman and Chief Executive Officer and appointing nine new board members approved by the United Group. All of the expenses for the aforementioned proxy contest were recorded during fiscal 2000.

Executive Severance: As a result of the proxy contest, the Company terminated several executives, including the former CEO, in the second quarter of fiscal 2000. These executives were covered by the Company's executive severance plan, which provides for specified benefits after a change in control of a majority of the Board of Directors of the Company, among other triggering events.

4.  INVENTORIES

Inventories are valued at the lower of cost (first-in, first-out) or market, as summarized in the following table (in thousands):

                               Continuing Operations     Discontinued Operations
                               December 31,   June 30,   December 31,   June 30,
                                   2000         2000        2000         2000
                               ------------  ----------  ------------ ----------
Raw Materials and Mill Supplies  $   33,220  $   34,167  $    11,587   $ 11,161
Work-in-Process                      11,398      20,262       17,401     21,906
Finished Goods                       65,777      81,828        9,094      8,511
                               ------------  ----------  -----------  ----------
                                 $  110,395  $  136,257  $    38,082  $  41,578
                               ============  ==========  ===========  ==========

5.  LONG-TERM DEBT

On February 20, 2001, the Company and its lenders executed amendments to its principal debt and letter of credit agreements to provide for the continuation of the Company's borrowing arrangements on a long-term basis. These amendments modify or supplement previous amendments, which were negotiated by the Company in May 2000.

Among other things, the new amendments provide modifications to financial covenants and extend maturity dates for principal payments previously due before March 31, 2002. The new agreements maintain the interest rates or spreads currently in effect for the Company's debt. The amendments also limit the borrowings under the Company's Revolving Credit Facility and the Birmingham Southeast, LLC Credit Facility to $290 million and $10 million, respectively. In consideration for the financing agreement modifications, and in lieu of any cash fees, the exercise price for three million stock warrants held by the Company's lenders has been reduced from $3.00 to $0.01 per share.

Based upon the current level of the Company's operations and current industry conditions, the Company anticipates it will have sufficient resources to make all required interest and principal payments under the Revolving Credit Facility and Senior Notes through March 31, 2002. However, the Company is required to make significant principal repayments on April 1, 2002, and, accordingly, will be required to refinance its obligations under the Revolving Credit Facility and Senior Notes on or prior to such date. There can be no assurance that any such refinancing would be possible at such time, or, if possible, that acceptable terms could be obtained, particularly in view of the Company's high level of debt, the restrictive covenants under the financing agreements, any potential obligations of the Company to AIR (see Note 2 to these Consolidated Financial Statements) and the fact that substantially all of the Company's assets have been pledged to its lenders.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

In December 1999, the shareholders of Birmingham Steel completed a proxy contest, which resulted in the removal of the Company's Chief Executive Officer and executive management and a reconstitution of the Board of Directors. Following the proxy contest, John D. Correnti, who was elected Chairman and Chief Executive Officer, began implementing aggressive measures to reduce the cash drain caused by unprofitable divisions of the Company's operations and create a platform to return Birmingham Steel to profitability and stable financial condition.

During the past calendar year, management has made continuous progress toward strengthening the Company's financial status and positioned it for improved financial results in the future. The actions taken and achievements during the past year include the following:

o Suspension of operations at the Memphis melt shop resulting in savings of $2 million in cash losses per month
o Completion of initial capital expenditures and start-up operations at the new Cartersville mid-section rolling mill
o Significant reduction in cash requirements of the Cleveland operation (compared with a previous $2 million cash loss per month), thereby positioning the SBQ operations for sale
o Negotiation of reduced funding requirements for the American Iron Reduction, LLC (AIR) joint venture saving up to $1 million cash per month
o Sale of interest in the West Coast scrap venture, which eliminated $34 million in related contingent liabilities
o Reduction of corporate office personnel by more than 30%, thereby reducing selling, general and administrative expenses by more than $2 million annually
o Reduction in total inventories by $51 million from December 31, 1999 to December 31, 2000
o Reduction in total trade accounts payable by $50 million from December 31, 1999 to December 31, 2000
o    Settlement of all expenses associated with the proxy contest ($6.9 million)
o Settlement of all severance agreements with former members of management and former Memphis employees ($9.8 million)
o Ongoing reductions in spending for selling, general and administrative expenses
o    Improvement in trade credit relationships with vendors and suppliers

The above items indicate the aggressive steps management is taking in pursuit of a profitable turnaround, and also demonstrate management's ability to implement change where needed. During recent challenging business conditions (see below), management has continued to conduct operations in a manner which has reduced inventories and administrative costs, improved vendor relations and conserved cash. Based upon the recently amended long-term debt agreements, the Company currently has approximately $15 million of borrowing availability. See further discussion of recent debt amendments in Note 5 to the Consolidated Financial Statements.

In meetings with senior lenders in January 2000, after the change in management, Birmingham Steel presented a strategy for returning to profitability and providing a platform for the Company to refinance its debt. The key elements of this strategy were identified as follows:

o    Completing start-up operations at Cartersville
o Rationalization of the Cleveland and Memphis operations (ceasing operations at Memphis and improving Cleveland's value by implementing a turnaround plan)
o    Sale of the Company's interest in the West Coast scrap venture
o Reducing and limiting the Company's liability with respect to the AIR joint venture
o    Reducing overall spending
o Reducing selling, general and administrative expenses and headcount at the corporate headquarters
o Strengthening and reorganizing of the Company's sales and marketing functions
o    Stabilizing the Company's management and workforce

In response to management's request, the Company's lenders agreed to debt covenant modifications and provided a commitment of $25 million in capital expenditure funding on May 15, 2000. As a result of debt modifications dated February 20, 2001, the Company's borrowings under the Revolving Credit Facility and the Birmingham Southeast, LLC Credit Facility are limited to $290 million and $10 million. See further discussion in Note 5 to the Consolidated Financial Statements.

Based upon market conditions in mid-2000, which had already been impacted by record import levels, management expected to improve near-term earnings, cash flow and overall balance sheet financial position. Management also expected to continue to pursue discussions with potential buyers of the SBQ operations. The overriding goal of management was to create a window of opportunity for the Company to improve its financial position and subsequently pursue refinancing of its debt.

Current state of the U.S. steel industry and its impact on Birmingham Steel

In the third and fourth calendar quarters of 2000, the U.S. steel industry experienced record declines in selling prices which have resulted in significant operating losses for most steel producers. The deteriorating financial performance of steel producers has been well publicized in recent months with many steel companies filing for Chapter 11 bankruptcy protection. Steel imports reached unprecedented levels in the U.S. in calendar 2000, surpassing the previous record established in 1999. Despite overall good demand for steel products in the U.S., selling prices have fallen to the lowest levels in 25 years. Selling prices for Birmingham Steel's products began declining dramatically in July 2000 in response to excess inventories throughout the industry created by the surge in imports.

The average quarterly selling price for merchant products fell $26 per ton from the quarter ended June 2000 to the quarter ended September 2000. In addition, selling prices fell $15 from the quarter ended September 2000 to the quarter ended December 2000. For rebar, the downward pressure on selling prices was somewhat abated by a favorable trade case ruling in August 2000 by the U.S. Department of Commerce. However, rebar prices have declined by $20-$30 per ton in the Midwest and overall rebar shipments continue to be affected by steel imports which arrived in the U.S. prior to the trade case ruling.

U.S. steel producers have also been adversely affected by rising energy costs and natural gas prices. For the quarter ended December 31, 2000, Birmingham Steel's average cost per ton increased approximately $7 because of increased natural gas prices. Although industry scrap prices have declined, steel selling prices have dropped by a greater amount, thereby eroding margins.

Management believes that current industry pricing conditions will not continue for the long-term. Many industry observers believe rebar prices will increase in March 2001. Management believes rebar price increases of $15-$20 per ton could take effect in the third and fourth quarters of fiscal 2001 and, depending upon general economic conditions, could further increase during the second half of calendar 2001. Because of the recent trade rulings, rebar imports in calendar 2001 should be substantially below the levels of calendar 2000. Also, rebar demand is expected to remain strong as funds are released for federal highway construction.

Management also believes that merchant prices will increase later in fiscal 2001. The key to improving merchant prices is resumption of purchases by steel service centers. Although management expects a reduced level of imported merchant products, service centers will be cautious in resuming steel purchases until they are certain that selling prices will not erode further. Given the number of steel companies in bankruptcy, it is also reasonable to assume that the industry will soon be forced to rationalize capacity, which will set the stage for improved selling prices across all product lines.

Birmingham Steel's Plan

Since becoming CEO in December 1999, John D. Correnti has articulated his plan for returning Birmingham Steel to profitability. In the face of challenging industry conditions, management has moved decisively to reduce cash outflows, as evidenced by the improvement in borrowing availability and reductions in inventories. The Cartersville start-up has been completed and the operation is positioned to produce positive earnings and cash flow once merchant prices return to normal levels.

The remaining component of Birmingham Steel's turnaround plan is the completion of the sale of the Cleveland and Memphis facilities. Divesting of these plants will eliminate $36 million in annual pre-tax operating losses and improve cash flow by $20-$25 million annually. In addition, the sale would reduce working capital requirements by approximately $30-$40 million. On September 28, 2000, the Company signed a definitive agreement with North American Metals, Ltd.,
(NAM) to sell the Cleveland and Memphis operations for $267 million plus working capital. In a press release dated September 28, 2000, the Company stated the transaction was subject to the completion of financing arrangements by NAM and the approval of the Company's Board of Directors and lenders. On February 12, 2001, the Board of Directors approved the restructuring plan to sell the SBQ operating facilities in order to focus on its core mini-mill operations.

The transaction contemplates debt financing of approximately $300 million in addition to an initial equity infusion of more than $50 million. The total financing will be used to purchase the assets, provide funds for capital expenditures and the re-start of the Memphis plant and to cover anticipated working capital requirements. Since signing the definitive agreement, the Company has worked closely with NAM and its financial advisors and consultants to finalize details and facilitate the resolution of issues necessary to complete the transaction. The Company believes significant progress has been made toward resolving issues raised by the financial advisors and development of an operating plan with the consultants. In a press release dated January 31, 2001, the Company announced that NAM reported it continues to make progress in securing financing for the transaction. As a result, the Company agreed to reset the transaction closing date to March 23, 2001.

Results from Continuing Operations

For the second quarter of fiscal 2001, the Company reported a net loss from continuing operations of $17.3 million or $0.56 per share, basic and diluted, compared to a net loss from continuing operations of $41.7 million or $1.41 per share in the second quarter of fiscal 2000. For the six months ended December 31, 2000, the Company reported a net loss from continuing operations of $24.1 million or $0.78 per share compared to a net loss from continuing operations of $35.9 million or $1.21 per share. The quarter and six months periods ended December 31, 2000 reflect lower shipments, lower average selling prices, higher average production costs and higher interest charges. The overall improvement from continuing operations in the quarter and six month periods ended December 31, 2000 reflects lower start-up and restructuring costs as well as lower selling, general and administrative costs as a result of changes implemented by new management.

Sales

The following table compares shipments and average selling prices per ton for continuing operations for the quarter and six month periods ended December 31, 2000 and 1999:



                          Three months ended December 31,                            Six months ended December 31,
                            2000                  1999                         2000                       1999
  Product               Tons     Average       Tons     Average             Tons      Average       Tons       Average
                       Shipped  Sales Price   Shipped  Sales Price        Shipped   Sales Price    Shipped   Sales Price
  Rebar Products       315,487    $256        335,387    $263             683,770     $259          740,638    $264
  Merchant Products    224,688     285        237,901     306             465,927      293          461,144     305
  Billets/Other         21,930     233         33,764     244              65,086      231           47,261     270
                       -------  ----------    -------  -----------      ---------   -----------   ---------  -----------
  Totals               562,105    $267        607,052    $279           1,214,783     $271        1,249,043    $279
                       -------  ----------    -------  -----------      ---------   -----------   ---------  -----------



Sales from continuing operations for the second quarter of fiscal 2001 were $148.6 million, down 12.4% compared to the second quarter of fiscal 2000 sales of $169.6 million. The decrease was due to a 7.4% decrease in tons shipped and an average decrease in selling price of $7 per ton in rebar products and $21 per ton for merchant products.

Sales from continuing operations for the six months ended December 31, 2000 were $327.3 million, down 5.6% compared to the six months ended December 31, 1999 sales of $346.4 million. The decrease was due to a 2.7% reduction in tons shipped and an average decrease in selling price of $5 per ton in rebar products and $12 per ton for merchant products.

Shipments and selling prices have declined in the quarter and six months ended December 31, 2000, primarily because of continuing pressure of steel imports, higher overall inventories of existing steel service center customers, and a general decline in United States economic conditions. Price increases for rebar and merchant products have been announced, which are expected to take effect in the third and fourth quarters of fiscal 2001. In addition, certain rebate and discount programs are being discontinued by the Company, which will have a positive impact on average selling prices. However, if market conditions continue to deteriorate, the announced price increases may not take effect until a later date.

Cost of Sales

As a percentage of net sales, cost of sales for continuing operations (other than depreciation and amortization) increased to 91.3% in the second quarter of fiscal 2001 compared to 84.7% in the second quarter of fiscal 2000. As a percentage of net sales, cost of sales for continuing operations (other than depreciation and amortization) increased to 88.1% in the six months ended December 31, 2000 compared to 81.3% in the six months ended December 31, 1999. The percentage increase in cost of sales during the current quarter and six month periods ended December 31, 2000 resulted primarily due to declining average sales prices, higher energy costs and higher production costs due to production curtailments implemented to control inventories. As selling prices and shipments return to normal levels, the percentage of cost of sales to sales should improve.

Start-Up and Restructuring Costs and Other Unusual Items

In the second quarter of fiscal 2001, start-up and restructuring costs and other unusual items reflect a recovery of previously expensed legal fees in a settlement of a lawsuit related to an equipment loss in an accident during transport to the United States. Charges recognized in the second quarter of fiscal 1999 included start-up costs for the Cartersville mid-section rolling mill (which achieved commercially viable production levels in the first fiscal quarter of 2001), asset impairment charges recognized for assets taken out of service, proxy costs, and executive severance related to the proxy contest, as are more fully explained in Note 3 to these Consolidated Financial Statements.

In the six months ended December 31, 2000, the Company recognized start-up costs at the Cartersville mid-section mill offset by the aforementioned reimbursement of the legal fees. In the six months ended December 31, 1999, the Company recognized start-up expenses at the Cartersville mid-section rolling mill, (which achieved commercially viable production levels in the first quarter of fiscal 2001). In addition, the Company recognized charges to properly state the carrying value of assets in the quarter ended December 31, 1999. For additional discussion of these items, refer to Note 3 of these Consolidated Financial Statements.

Selling, General and Administrative (SG&A)

SG&A expenses for continuing operations were $8.1 million in the second quarter of fiscal 2001 compared to $11.8 million in the second quarter of fiscal 2000, down 31.6% from the same period last year. For the six months ended December 31, 2000, SG&A expenses for continuing operations were $17.0 million compared to $21.6 million in the six months ended December 31, 1999, down 21.3% from the same period last year. The decrease in current year SG&A expenses is the result of reductions in personnel at the corporate headquarters, reduced professional fees in connection with the proxy contest and debt restructuring in the prior year and decreased overall spending levels in accordance with the Company's turnaround efforts.

Interest Expense

Interest expense for continuing operations increased to $12.6 million in the second quarter of fiscal 2001 from $9.7 million in the same period last year. Interest expense for continuing operations increased to $25.2 million in the six months of fiscal 2001 for continuing operations from $16.0 million in the same period last year. Higher interest charges are the result of an increase in overall market interest rates, higher debt balances in the current year, and a series of modifications to the Company's long-term debt agreements, which increased the Company's average borrowing rate to 9.42% in the second quarter of fiscal 2001, from 8.81% in the same period last year. For the six months of fiscal 2001 the average borrowing rate increased to 9.39% from 8.04% in the same period last year. Recurring amortization of debt issue costs is also higher in 2001, reflecting the impact of amendment fees and other issuance costs incurred in connection with amending our debt agreements.

Results from Discontinued Operations

The Company reported a net loss from discontinued operations of $101.8 million or $3.29 per share, basic and diluted, for the second quarter of fiscal 2001 compared with income from discontinued operations of $22.9 million or $0.77 per share in the second quarter of fiscal 2000. For the six months of fiscal 2001 the Company reported a loss of $110.1 million or $3.56 per share, basic and diluted, compared to income from discontinued operations of $22.9 million or $0.77 per share in the same period last year. The results for fiscal 2001 reflect recognition of the loss on disposal of the SBQ segment, including estimated loss during the disposal period. The second quarter of fiscal 2000 reflects the reversal of discontinued operations accounting treatment offset by impairment charges related to the SBQ segment.

Sales

Sales from discontinued operations for the second quarter of fiscal 2001 were $19.2 million, down 69.1% compared to fiscal 2000 second quarter sales of $61.9 million. For the six months of fiscal 2001, sales from discontinued operations were $46.8 million, down 60.9% compared to the six months of fiscal 2000 sales of $119.9 million. The decrease in sales was due to a substantial decrease in tons shipped in the current year (70.2% decrease for the quarter and 62.4% decrease for the year) reflecting customer uncertainty regarding continued operation of the Cleveland facility in light of restrictive debt covenants put in place in May 2000 and the pending sale to NAM. In addition, the decrease reflects the current deterioration in automotive industry production and cash flow conservation measures implemented by the Company that impacted the purchase of billets from third parties for the Cleveland operation.

Cost of Sales

As a percentage of net sales, cost of sales for discontinued operations (other than depreciation and amortization) increased to 118.3% in the current quarter compared to 106.8% in the second quarter of fiscal 2000. For the six months of fiscal 2001, cost of sales as a percentage of sales increased to 110.9% from 104.3% in the prior year. The percentage increase in cost of sales resulted primarily because of lower production, which significantly impacted production costs per ton.

Depreciation and amortization expense for the second quarter of fiscal 2001 decreased to $2.8 million from $5.1 million in the second quarter of fiscal 2000. Depreciation and amortization expense for the six months of fiscal 2001 decreased to $5.6 million from $10.3 million in the first six months of fiscal 2000. The decrease is primarily a result of the cessation of depreciation associated with the Memphis facility, which suspended operations in the third quarter of fiscal 2000.

Selling, General and Administrative (SG&A)

SG&A expenses for discontinued operations decreased to $2.4 million in the second quarter of fiscal 2001 from $3.6 million in the second quarter of fiscal 2000, down 33.3% from the same period last year. SG&A expenses for discontinued operations decreased to $3.8 million in the first six months of fiscal 2001 from $6.7 million in the first six months of fiscal 2000, down 43.3% from the same period last year. The decrease in current year SG&A expenses is primarily the result of the shutdown of the Memphis facility and personnel and other cost reductions at the Cleveland facility which began in the second quarter of fiscal 2000.

Start-Up and Restructuring Costs and Other Unusual Items

In fiscal 2000, start-up expenses from discontinued operations were recorded for the Memphis melt-shop during the start-up of operations. In addition, charges in the second quarter of fiscal 2000 were recognized to record the impairment of the Memphis assets in conjunction with the shut down of the facility and the impairment of the excess of cost over net assets acquired for the Cleveland facility.

Other Income

In fiscal 2000, a charge of $13.9 million was recorded to reflect the write-off of the investment in AIR. In fiscal 2001, the Cleveland facility recognized rental and facilities charges income related to property sold in fiscal 1999.

Liquidity and Capital Resources

Operating Activities

Net cash provided by operating activities of continuing operations was $12.4 million for the six months ended December 31, 2000 compared to $36.4 million in the same period last year. The decrease in cash provided by continuing operations is primarily indicative of the decrease in tons shipped and selling prices which has impacted results from continuing operations. In addition, changes in operating assets provided $11.5 million for the six months ended December 31, 2000 compared to $24.2 million in same period of the prior year.

Included in cash used in operating activities of discontinued operations is the provision for loss on purchase commitment on the AIR venture. The AIR project is financed on a non-recourse basis to the Company and the venture's co-sponsor (the Company and GS Industries). In October 2000, the AIR facility suspended operations because of operating cash deficiencies and the inability to economically produce DRI. It is not anticipated the facility will re-start production in the near future. In February 2001, the co-sponsor filed for protection under U.S. bankruptcy laws. The Company has been in discussions with AIR's lenders concerning terms under which a sale of the facility to a third party could occur and the settlement of the Company obligations to purchase DRI from AIR. In the second quarter of fiscal 2000, the Company established a reserve of $40.2 million for potential liabilities associated with the AIR venture. As of December 31, 2000, the balance of this reserve was $36.7 million. Although management believes the reserve will be sufficient to satisfy future obligations related to AIR, the ultimate loss on settlement of the AIR purchase commitment will depend upon a number of factors. These factors include the length of time the Company remains obligated under the purchase commitment until an acceptable sale of the AIR facility can be completed and the proceeds from the sale (which may impact the amount of any settlement payment). As is the case with all estimates that involve predictions of future outcomes, management's estimate of the loss on the DRI purchase commitment is subject to change.

Investing Activities

Net cash used in investing activities of continuing operations was $4.1 million for the six months ended December 31, 2000 compared to $12.2 million in the same period last year. The change was primarily attributable to reduced capital spending for major projects in the current fiscal year. The debt covenants in the Company's financing agreements restrict capital expenditures to $40 million in fiscal 2001 and to $25 million in fiscal 2002. However, the new financing agreements allow the Company to carryover unused capital expenditures to succeeding fiscal years. Capital expenditures were $7.9 million in the six months of fiscal 2001. The Company believes the level of capital expenditures allowed in the new financing agreements is adequate to support management's plans for ongoing operations.

Financing Activities

Net cash provided by financing activities of continuing operations was $7.8 million for the six months of fiscal 2001 compared to $44.0 million in the same period last year. Net outstanding borrowings on the Company's revolving credit facility decreased $1.6 million during the six months of fiscal 2001 as a result of cash conservation measures put in place by management. The Company also paid $593,000 in additional debt issuance costs in the six months of fiscal 2001 related to the fiscal 2000 debt amendments.

The company is currently in compliance with the restrictive debt covenants governing its loan agreements which were amended on February 20, 2001. Furthermore, based on current economic conditions and reasonable assumptions about future operating results, management expects that the Company will be able to achieve EBITDA and minimum tangible net worth financial covenants in the amended debt agreements for the next fifteen months. However, should selling prices and demand for the Company's core rebar and merchant products decline further below current (seasonally adjusted) levels, or other factors described under "Risk Factors" in the Company's Form 10-K for fiscal 2000 adversely affect future operating results, the Company could violate one or more of its restrictive covenants within the next twelve months. For additional discussion of long-term debt refer to Note 5 of these Consolidated Financial Statements.

Working Capital

Working capital of continuing operations at the end of the second quarter of fiscal 2001 was $119.4 million, compared to $142.7 million at June 30, 2000. The decrease in working capital was primarily attributable to decreased accounts receivable, inventories and a reduction in accounts payable. In addition, working capital is further impacted by the $12.2 million reserve for losses of the SBQ segment during the disposal period.

Market Risk Sensitive Instruments

There have been no material changes in the Company's inherent market risks since the disclosures made as of June 30, 2000, in the Company's annual report on Form 10-K.

Risk Factors That May Affect Future Results; Forward Looking Statements

This quarterly report includes forward-looking statements based on our current expectations and projections about future events, including: market conditions; future financial performance and potential growth; effect of indebtedness; future cash sources and requirements, expected capital expenditures; competition and production costs; strategic plans, estimated proceeds from and the timing of asset sales including the sale of the SBQ segment; the Company's interests in AIR; environmental matters and liabilities; possible equipment losses; labor relations; and other matters. These forward-looking statements are subject to a number of risks and uncertainties, including those identified in the Annual Report on Form 10-K for fiscal year 2000, which could cause our actual results to differ materially from historical results or those anticipated and certain of which are beyond our control. The words "believe," "expect," "anticipate" and similar expressions identify forward-looking statements. All forward-looking statements included in this document are based upon information available to the Company on the date hereof, and the Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. It is important to note that the Company's actual results could differ materially from those described or implied in such forward-looking statements. Moreover, new risk factors emerge from time to time and it is not possible for the Company to predict all such risk factors, nor can the Company assess the impact of all such risk factors on its business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those described or implied in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Refer to the information in MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS under the caption MARKET RISK SENSITIVE INSTRUMENTS



                     PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

(a)      The following exhibits are filed with this report:

4.1.2    Third Amendment to Note Purchase  Agreement dated February 20, 2001 re:
         Amended and Restated Note Purchase Agreements dated as of October 12, 1999 and $130 million Senior Notes *

4.2.2    Third Amendment to Note Purchase  Agreement dated February 20, 2001 re:
         Amended and Restated Note Purchase Agreements dated as of October 12, 1999 and $150 million Senior Notes *

4.5.1 Fifth Amendment to Reimbursement agreement, dated February 20, 2001 between Birmingham Steel Corporation and PNC Bank, Kentucky, Inc *

4.6.1 Amendment No. 1 to Warrant Agreement dated February 20, 2001, between Registrant and the warrant holders parties thereto *

10.23.7 Eighth Amendment to Credit Agreement dated February 20, 2001 by and among Birmingham Steel Corporation, the Borrower, the financial institutions party thereto, and Bank of America, N.A. successor to NationsBank N.A. (South), as Agent *

10.25.1 First Amendment to Credit Agreement dated February 20, 2001, between Birmingham Southeast, LLC, the Borrower, the financial institutions party thereto, as lenders, and Bank of America, N.A., as agent *

10.32 Letter agreement dated February 20, 2001 between the Company and the Memphis Leaseholders *

* - To be filed by amendment.


(b)      Reports on Form 8-K

None

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 Birmingham Steel Corporation

                                 February 20, 2001

                                 /s/ J. Daniel Garrett
                                 -------------------------------
                                 J. Daniel Garrett
                                 Chief Financial Officer and
                                 Vice President Finance