Form 10-Q/A
period 2000-12-31
BIRMINGHAM STEEL CORP
filed 2001-03-20
CIK 779334

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

Explanatory Note

     The Registrant hereby amends its Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2000, previously filed on February 20, 2001, solely to included Exhibits 4.1.2, 4.2.2, 4.5.1, 4.6.1, 10.23.7, 10.25.1 and
10.32 and to amend Part II, Item 6(a) to reflect the inclusion of such Exhibits.

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

*    Filed herewith.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                Birmingham Steel Corporation

                                March 20, 2001



                                /s/       J. Daniel Garrett
                                ---------------------------
                                          J. Daniel Garrett
                                          Chief Financial Officer and
                                          Vice President Finance

EXHIBITS

4.1.2    Third Amendment to Note Purchase  Agreement dated February 20, 2001 re:
         Amended and Restated Note Purchase Agreements dated as of October 12, 1999 and $130 million Senior Notes.

4.2.2    Third Amendment to Note Purchase  Agreement dated February 20, 2001 re:
         Amended and Restated Note Purchase Agreements dated as of October 12, 1999 and $150 million Senior Notes.

4.5.1 Fifth Amendment to Reimbursement Agreement, dated February 20, 2001 between Birmingham Steel Corporation and PNC Bank, Kentucky, Inc.

4.6.1 Amendment No. 1 to Warrant Agreement dated February 20, 2001, between Registrant and the warrant holders parties thereto.

10.23.7 Eighth Amendment to Credit Agreement dated February 20, 2001 by and among Birmingham Steel Corporation, the Borrower, the financial institutions party thereto, and Bank of America, N.A. successor to NationsBank N.A. (South), as Agent.

10.25.1 First Amendment to Credit Agreement dated February 20, 2001, between Birmingham Southeast, LLC, the Borrower, the financial institutions party thereto, as lenders, and Bank of America, N.A., as agent.

10.32 Letter agreement dated February 20, 2001 between the Company and the Memphis Leaseholders.

                                                                   EXHIBIT 4.1.2



                          BIRMINGHAM STEEL CORPORATION
                          ----------------------------
                   THIRD AMENDMENT TO NOTE PURCHASE AGREEMENT
                   ------------------------------------------

                                       Re:

   Amended and Restated Note Purchase Agreements Dated as of October 12, 1999,

                                       and

                                  $130,000,000
                    10.03% SENIOR NOTES DUE DECEMBER 15, 2005

                          DATED AS OF FEBRUARY 20, 2001

                              Table of Contents

1.   PRELIMINARY STATEMENT...................................................1

   1.1   BACKGROUND..........................................................1
   1.2   DEFINITIONS.........................................................3

2.   AMENDMENTS..............................................................5

   2.1   AMENDMENT OF EXISTING NOTE PURCHASE AGREEMENT.......................5
   2.2   CONTINUITY AND AFFIRMATION OF OBLIGATIONS...........................5

3.   REPRESENTATIONS AND WARRANTIES..........................................5

   3.1   CORPORATE EXISTENCE AND POWER.......................................6
   3.2   CORPORATE AUTHORITY.................................................6
   3.3   BINDING EFFECT......................................................6
   3.4   NO CONFLICTS WITH AGREEMENTS, ETC...................................6
   3.5   CONSENTS, ETC.......................................................7
   3.6   FULL DISCLOSURE.....................................................7
   3.7   OUTSTANDING DEBT AND LIENS..........................................8
   3.8   PENDING LITIGATION..................................................8
   3.9   NO DEFAULTS.........................................................8
   3.10   COMPLIANCE WITH LAW................................................9
   3.11   TITLE TO PROPERTIES................................................9
   3.12   ENVIRONMENTAL COMPLIANCE...........................................9
   3.13    RESTRICTIONS ON COMPANY AND SUBSIDIARIES.........................11
   3.14   SOLVENCY..........................................................11

4.   AMENDMENTS.............................................................11

   4.1   INTEREST RATE ADJUSTMENT...........................................12
   4.2   FIXED CHARGE COVERAGE RATIO........................................12
   4.3   MINIMUM SBQ DIVISION EBITDA........................................12
   4.4   MINIMUM CONSOLIDATED EBITDA........................................13
   4.5   MINIMUM TANGIBLE NET WORTH.........................................13
   4.6   NEW DEFINITIONS....................................................14
   4.7   AMENDED DEFINITIONS................................................14
   4.8  REQUIRED SCHEDULED PREPAYMENTS......................................14

5.   CONDITIONS PRECEDENT...................................................14

   5.1   CERTIFICATES.......................................................15
   5.2   OPINION OF COUNSEL.................................................15
   5.3   AMENDMENT TO 1995 AGREEMENT........................................15
   5.4   EIGHTH AMENDMENT TO CREDIT AGREEMENT...............................15
   5.5   AMENDMENT TO LETTER OF CREDIT DOCUMENTS............................15
   5.6   AMENDMENT TO MEMPHIS LEASE DOCUMENTS...............................16
   5.7   FIRST AMENDMENT TO BSE CREDIT AGREEMENT............................16
   5.8   PAYMENT OF SPECIAL COUNSEL AND FINANCIAL ADVISOR FEES..............16
   5.9   PROCEEDINGS AND DOCUMENTS SATISFACTORY.............................16
   5.10   AMENDMENT OF WARRANTS.............................................16

6.   MISCELLANEOUS..........................................................17

   6.1   EFFECT OF AMENDMENT................................................17
   6.2   NO LEGEND REQUIRED.................................................17
   6.3   FEES AND EXPENSES..................................................17
   6.4   SURVIVAL...........................................................18
   6.5   DUPLICATE ORIGINALS; EXECUTION IN COUNTERPART......................18
   6.6   RELEASE OF CLAIMS..................................................18
   6.7   GOVERNING LAW......................................................19

                          BIRMINGHAM STEEL CORPORATION


                   THIRD AMENDMENT TO NOTE PURCHASE AGREEMENT

                                       Re:

   Amended and Restated Note Purchase Agreements Dated as of October 12, 1999

                                       and

                                  $130,000,000
                    10.03% SENIOR NOTES DUE DECEMBER 15, 2005


                                                Dated as of February 20, 2001


To the Persons listed on
 the signature pages hereof

Ladies and Gentlemen:


     BIRMINGHAM STEEL CORPORATION, a Delaware corporation (together with its successors and assigns, the "Company"), hereby agrees with you as follows:

1.PRELIMINARY STATEMENT.
--------------------------

     1.1 Background.

          (a) The Company entered into those certain Note Purchase Agreements dated as of September 1, 1993, as amended by an Amendment to 1993 Note Purchase Agreement dated as of October 18, 1996 and an Amendment to 1993 Note Purchase Agreement dated as of December 14, 1998, with each of the institutions named in Annex 1 thereto, under and pursuant to which the Company issued and sold to such institutions an aggregate principal amount of One Hundred Thirty Million Dollars ($130,000,000) of the Company's 7.28% Senior Notes due December 15, 2005 (the "1993 Notes"). Pursuant to the terms of a Waiver and Third Amendment to Note Purchase Agreement dated as of October 12, 1999 (the "1999 Third Amendment"), the Company entered into those certain Amended and Restated Note Purchase Agreements dated as of October 12, 1999, and the Company subsequently entered into a First Amendment to Note Purchase Agreement dated as of November 12, 1999 and a Second Amendment to Note Purchase Agreement dated as of May 15, 2000 (collectively, as in effect immediately prior to the amendments contemplated hereby, the "Existing Note Purchase Agreement," and as amended hereby, the "Amended Note Purchase Agreement"), with each of the institutions named in Annex 1 thereto, pursuant to which the Company issued to such institutions, in substitution for the 1993 Notes, an aggregate principal amount of One Hundred Thirty Million Dollars ($130,000,000) of the Company's 10.03% Senior Notes due December 15, 2005 (collectively, the "Notes").

          (b) The institutions (other than the Company) listed on the signature pages to this Agreement (collectively, the "Noteholders") are the holders of one hundred percent (100%) of the Notes outstanding as of the date hereof.

          (c) The Company  entered into those certain  Amended and Restated Note
     Purchase Agreements dated as of October 12, 1999, with each of the institutions named in Annex 1 thereto (together with their successors and assigns, the "1995 Noteholders"), as amended by a First Amendment to Note Purchase Agreement dated as of November 12, 1999 and a Second Amendment to Note Purchase Agreement dated as of May 15, 2000 (collectively, as in effect immediately prior to the date hereof, the "1995 Existing Note Purchase Agreement"), and by a Third Amendment to Note Purchase Agreement dated as of the date hereof (the "Amendment to 1995 Agreement"; the 1995 Existing Note Purchase Agreement, as amended by the Amendment to 1995
     Agreement, is referred to herein as the "1995 Amended Note Purchase Agreement"), under and pursuant to which the Company issued to such institutions, in substitution for Notes in the same amounts issued in 1995,
     (i) an aggregate principal amount of Seventy-Six Million Dollars ($76,000,000) of the Company's 9.71% Series A Senior Notes due December 15, 2002, (ii) an aggregate principal amount of Fourteen Million Dollars ($14,000,000) of the Company's 9.82% Series B Senior Notes due December 15, 2005, and (iii) an aggregate principal amount of Sixty Million Dollars ($60,000,000) of the Company's 9.92% Series C Senior Notes due December 15, 2005 (collectively, the "1995 Notes").

          (d) The Company entered into that certain Credit Agreement dated as of March 17, 1997 (as in effect immediately prior to the date hereof, the "Existing Credit Agreement," and as heretofore amended and as amended by an Eighth Amendment to Credit Agreement dated as of the date hereof (the "Eighth Amendment to Credit Agreement"), the "Amended Credit Agreement"), by and among the Company, the banks party thereto (collectively, the "Banks"), and Bank of America, N.A., as agent (the "Agent"), pursuant to which a Three Hundred Million Dollar ($300,000,000) credit facility has been provided to the Company.

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

          (f) BSE entered into that certain Credit Agreement dated as of May 15, 2000 with certain of the Noteholders, the 1995 Noteholders, and the Banks, and Bank of America, N.A., as agent (as in effect immediately prior to the date hereof, the "Existing BSE Credit Agreement," and as amended by a First Amendment to Credit Agreement dated as of the date hereof (the "First Amendment to BSE Credit Agreement"), the "Amended BSE Credit Agreement"), pursuant to which a Twenty-Five Million Dollar ($25,000,000) credit facility has been provided to BSE.

          (g) The Company and the Noteholders have agreed to amend the Existing Note Purchase Agreement to modify certain of the covenants and other provisions of the Existing Note Purchase Agreement, on the terms and conditions set forth herein.

          1.2 Definitions.

     Capitalized terms used but not specifically defined in this Agreement have the respective meanings assigned to them in the Existing Note Purchase Agreement. As used in this Agreement, the following terms have the respective meanings specified below or set forth in the Section hereof following such term:

          Agent - Section 1.1(d).

          Agreement, this - means this Third Amendment to Note Purchase Agreement, as it may be amended or otherwise modified from time to time.

          Amended BSE Credit Agreement - Section 1.1(f).

          Amended Credit Agreement - Section 1.1(d).

          Amended Note Purchase Agreement - Section 1.1(a).

          Amendment to 1995 Agreement - Section 1.1(c).

          Banks - Section 1.1(d).

          B of A Reimbursement Agreement - Section 1.1(e).

          BSE - Birmingham Southeast, LLC.

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

          Company - the introductory sentence.

          Effective Date - Section 5.

          Eighth Amendment to Credit Agreement - Section 1.1(d).

          Existing BSE Credit Agreement - Section 1.1(f).

          Existing Credit Agreement - Section 1.1(d).

          Existing Note Documents - Section 6.6.

          Existing Note Purchase Agreement - Section 1.1(a).

          Existing Reimbursement Agreements - Section 1.1(e).

          Financing Document - Section 3.1.

          First Amendment to BSE Credit Agreement - Section 1.1(f).

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

2. AMENDMENTS
--------------

     2.1 Amendment of Existing Note Purchase Agreement.

     The amendments set forth herein shall take effect (and shall be deemed to have taken effect) as of the Effective Date.

     2.2 Continuity and Affirmation of Obligations.

     Notwithstanding any other provision of this Agreement or any other document or agreement, the indebtedness of the Company under the Existing Note Purchase Agreement and the Notes shall not be or be deemed to be paid or discharged or novated hereby and shall continue in full force and effect as amended hereby.

3. REPRESENTATIONS AND WARRANTIES
---------------------------------

     To induce the Noteholders to enter into this Agreement, (a) the Company represents and warrants to the Noteholders that the representations and warranties made by the Company in Section 3 of the 1999 Third Amendment and by BSE in the Existing BSE Credit Agreement are true as of the date hereof (except to the extent that any such representation in the 1999 Third Amendment or the Existing BSE Credit Agreement relates to a specific other date or as set forth on Schedule 3 hereto or as disclosed to the Noteholders or Nightingale & Associates LLC in writing prior to the date hereof), and (b) the Company makes the additional representations and warranties set forth in this Section 3. The Company agrees and acknowledges that for purposes of Section 10.1(e) of the Existing Note Purchase Agreement, its representations and warranties, as set forth in this Agreement, are and constitute representations and warranties furnished in connection with the Existing Note Purchase Agreement.

     3.1 Corporate Existence and Power.

     Each of the Company and each Restricted Subsidiary has all requisite power and authority to execute, deliver and perform its obligations under this Agreement and each other agreement and document that is being executed or delivered by the Company and/or any such Subsidiary in connection herewith (each of such agreements and documents, including this Agreement, being referred to herein as a "Financing Document").

     3.2 Corporate Authority.

     The execution, delivery and performance by the Company and each Restricted Subsidiary of each Financing Document to which the Company or such Restricted Subsidiary is a party, and the performance by the Company of the Amended Note Purchase Agreement is within the corporate or limited liability company powers of the Company or such Restricted Subsidiary, as the case may be, and has been duly authorized by all necessary corporate or limited liability company action on the part of the board of directors or management (no action on the part of the stockholders or members of the Company or any such Restricted Subsidiary being required by law, other than such actions which have been duly taken), of the Company or such Restricted Subsidiary.

     3.3 Binding Effect.

     Each Financing Document to which the Company or any Restricted Subsidiary is a party has been duly executed by the Company or such Restricted Subsidiary and each Financing Document and the Amended Note Purchase Agreement, the Security Documents and the BSE Collateral Documents are legal, valid and binding obligations of the Company or such Restricted Subsidiary, as the case may be, enforceable against the Company or such Restricted Subsidiary in accordance with their terms, except as such enforceability may be limited by bankruptcy, insolvency or similar laws affecting the enforcement of creditors' rights generally, or by general principles of equity.

     3.4 No Conflicts with Agreements,Etc.

     Neither the execution and delivery by the Company or any Restricted Subsidiary of any Financing Document to which it is a party, nor the fulfillment of, or compliance with, the terms and provisions of the Amended Note Purchase Agreement, the Notes, the Security Documents, or any of the Financing Documents, will conflict with, or result in a breach or violation of any term, condition or provision of, or constitute a default under, or result in the creation of any Lien on any Property of the Company or such Restricted Subsidiary pursuant to its charter or by-laws or operating agreement, or any contract, agreement, mortgage, indenture, lease or instrument to which it is a party or by which it is bound or to which it or any of its Property is subject, or any order, statute, law, rule or regulation to which it or any of its Property is subject.

     3.5 Consents, Etc.

     No consent, approval or authorization of, or declaration, registration or filing (except as contemplated under Section 4) with, any Governmental Authority or any nongovernmental Person, including, without limitation, any creditor (other than the 1995 Noteholders, the Banks, the L/C Issuer, the Owner Trustee and the Indenture Trustee), or any stockholder or member of the Company or any Restricted Subsidiary, is required in connection with the execution or delivery by the Company or any Restricted Subsidiary of any Financing Document to which it is a party or the performance by the Company or such Restricted Subsidiary of its obligations under any Financing Document, or as a condition to the legality, validity or enforceability of any such Financing Document, except, in each case, those which have been obtained or which are contemplated by the Transaction Documents.

     3.6 Full Disclosure.

     The financial statements and other written statements, certificates and materials provided to the Noteholders pursuant to the Existing Note Purchase Agreement and the written statements, certificates and materials furnished by or on behalf of the Company to you in connection with this Agreement and the transactions contemplated hereby do not contain any untrue statement of a material fact or omit a material fact necessary to make the statements contained therein or herein not misleading in light of the circumstances in which they were made. Except as disclosed (i) in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000, (ii) in the other reports filed by the Company with the Securities and Exchange Commission after June 30, 2000, (iii) in press releases issued by the Company prior to the date hereof, or (iv) to you or Nightingale Associates, LLC in writing, there is no fact known to the Company which materially affects adversely or, so far as the Company can now reasonably foresee, will materially affect adversely the business, prospects, profits, Properties or condition (financial or otherwise) of the Company and the Subsidiaries, taken as a whole, or the ability of each of the Company and each Restricted Subsidiary to perform its obligations set forth in the Financing Documents to which it is a party or, in the case of the Company, the Amended Note Purchase Agreement or the Notes. The financial statements included in the reports referred to in clauses (i) and (ii) of the preceding sentence fairly present, in all material respects, the financial condition and results of operations of the Company and its Subsidiaries as of the dates thereof and for the periods covered thereby in accordance with generally accepted accounting principles.

     3.7 Outstanding Debt and Liens.

     Except for Debt owed under the BSE Credit Agreement, Schedule 3.8 to the 1999 Third Amendment sets forth a correct and complete schedule and brief description of all Debt of the Company and the Subsidiaries outstanding on the date hereof and all consensual Liens securing such Debt. There are no Liens on any of the Property of the Company or any Restricted Subsidiary except Liens permitted by Section 8.17(a) of the Amended Note Purchase Agreement.

     3.8 Pending Litigation.

     There are no proceedings, actions or investigations pending or, to the knowledge of the Company, threatened against or affecting the Company or any Subsidiary in any court or before any Governmental Authority or arbitration board or tribunal (a) challenging, or in any way dealing with, the legality, validity or enforceability of any Financing Document, the Amended Note Purchase Agreement or the Notes or the authority of the Company or any Restricted Subsidiary to enter into or execute any Financing Document, the Amended Note Purchase Agreement or the Notes, or (b) except as disclosed (i) in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000, (ii) in the other reports filed by the Company with the Securities and Exchange Commission after June 30, 2000, (iii) in press releases issued by the Company prior to the date hereof, or (iv) to you or Nightingale Associates, LLC in writing, that, in the aggregate for all such proceedings, actions and investigations, could reasonably be expected to have a Material Adverse Effect or a BSE Material Adverse Effect.

     3.9 No Defaults.

     No event has occurred and is continuing and no condition exists which, upon execution and delivery of this Agreement (and after giving effect to any waivers and amendments that have become effective on or before the date hereof) and the other Transaction Documents, would constitute a Default or Event of Default. Neither the Company nor any Subsidiary is in violation in any respect of any term of any charter instrument or by-law or limited liability company agreement and neither the Company nor any Subsidiary is in default in the payment of principal or interest on any Debt or in default under any instrument or instruments or agreements under and subject to which any Debt has been issued and no event has occurred and is continuing under the provisions of any such instrument or agreement which with the lapse of time or the giving of notice, or both, would constitute a default or an event of default thereunder, which individually or in the aggregate could reasonably be expected to have a Material Adverse Effect or a BSE Material Adverse Effect.

     3.10 Compliance with Law.

     Neither the Company nor any Subsidiary is in violation of any law, ordinance, governmental rule or regulation to which it is subject, except for such violations that, in the aggregate, could not reasonably be expected to have a Material Adverse Effect or a BSE Material Adverse Effect.

     3.11 Title to Properties.

          (a) Each of the Company and the other Subsidiaries has good and marketable title to all real Property, and good title to all of the other Property, reflected in the most recent balance sheet delivered pursuant to
     Section 9.1 of the Existing Note Purchase Agreement (except as sold or otherwise disposed of in the ordinary course of business), except for such failures to have such good and marketable title as are immaterial to such financial statements and that, in the aggregate for all such failures, could not reasonably be expected to have a Material Adverse Effect or a BSE Material Adverse Effect. All such Property is free from Liens not permitted by Section 8.17(a) of the Amended Note Purchase Agreement.

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

     3.12 Environmental Compliance.

     Except as disclosed (i) in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000, (ii) in the other reports filed by the Company with the Securities and Exchange Commission after June 30, 2000, (iii) in press releases issued by the Company prior to the date hereof, or (iv) to the Noteholders or Nightingale Associates, LLC in writing:

          (a) Compliance -- each of the Company and the Subsidiaries is in compliance with all Environmental Protection Laws in effect in each jurisdiction where it is presently doing business, and in which the failure so to comply could be reasonably expected to have a Material Adverse Effect or a BSE Material Adverse Effect;

          (b) Liability -- neither the Company nor any of the Subsidiaries is subject to any liability under any Environmental Protection Laws that, in the aggregate, could reasonably be expected to have a Material Adverse Effect or a BSE Material Adverse Effect; and

          (c) Notices -- neither the Company nor any Subsidiary has received any

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

         Neither the Company nor any Subsidiary:

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

               (b) is a party to any contract or agreement that restricts the right or ability of such corporation to incur Debt, other than the Amended Note Purchase Agreement, the 1995 Amended Note Purchase Agreement, the Amended Credit Agreement, any other Transaction Document and the agreements listed in Schedule 3 hereto, the terms of none of which is violated by the execution and delivery by the Company or any Restricted Subsidiary of the Financing Documents to which it is a party, or compliance by the Company or any Restricted Subsidiary with the Financing Documents to which it is a party or, in the case of the Company, the Amended Note Purchase Agreement and the Notes; and

               (c) has agreed or consented to cause or permit in the future (upon the happening of a contingency or otherwise) any of its Property, whether now owned or hereafter acquired, to be subject to a Lien not permitted by Section 8.17(a) of the Amended Note Purchase Agreement.

     3.14 Solvency.

     After giving effect to the transactions contemplated by the Transaction Documents, (a) the fair value and the fair salable value of the assets of the Company and each Restricted Subsidiary (excluding any Debt due from the Company or such Restricted Subsidiary, as the case may be) will each be in excess of the fair valuation of its total liabilities (including all contingent liabilities),
(b) the Company and each Restricted Subsidiary will each be able to pay its debts or other obligations in the ordinary course as they mature, and (c) the Company and each Restricted Subsidiary each has capital not unreasonably small to carry on its business and all business in which it proposes to be engaged.

4.  AMENDMENTS
--------------

     Effective as of the Effective Date, the Existing Note Purchase Agreement is amended as follows:


     4.1 Interest Rate Adjustment.

     Section 1.2(c)(ii) is deleted and the following Section 1.2(c)(ii) is substituted therefor:

          (ii) SBQ Asset Sale. If the Company shall fail to make the SBQ Asset Sale Prepayment on or prior to January 31, 2001, the unpaid principal amount of the Notes shall bear interest

               (A) at all times after January 31, 2001 and until (and including) the payment in full thereof, at a rate per annum equal to (x) the interest rate then applicable to the Notes plus (y) one percent (1%), provided, that, notwithstanding the dates that interest is otherwise payable under the Notes, the additional one percent (1%) interest that is payable pursuant to clause (y) of this sentence shall accrue and not be payable in cash (such deferred interest being referred to herein as the "Deferred Portion of the Interest") until the earlier of
          (1) the date that an SBQ Asset Sale Prepayment is made, and (2) April 1, 2002, and further provided, that from and after the SBQ Asset Sale Prepayment and the payment in full in cash of the Deferred Portion of the Interest, the one percent (1%) referred to in clause (y) above shall be reduced to fifty--one-hundredths percent (.50%), all of which shall be payable in cash each month with all other interest that is payable on the Notes; and

               (B) on any overdue principal (including any overdue prepayment of principal) and Make-Whole Amount, if any, and (to the extent permitted by applicable law) on any overdue installment of interest, at a rate per annum equal to the lesser of (1) the highest rate allowed by applicable law, and (2) the interest rate then applicable to the Notes (after giving effect to the adjustment required by clause (A) above) plus two percent (2%).

     4.2 Fixed Charge Coverage Ratio.

     Section 8.11 is deleted and the following Section 8.11 is substituted therefor:

     8.11. Intentionally Deleted

     4.3 Minimum SBQ Division EBITDA.

     Section 8.12A is deleted and the following Section 8.12A is substituted therefor:

     8.12A. Minimum SBQ Division EBITDA.

     If the Cleveland Cessation Condition is not satisfied prior to June 30, 2001, the Company will not permit the aggregate amount of SBQ Division EBITDA for any fiscal quarter ending on or June 30, 2001 to be less than $1.00.

     4.4 Minimum Consolidated EBITDA.

     Section 8.12 is deleted and the following Section 8.12 is substituted therefor:

     8.12. Minimum Consolidated EBITDA.

     The Company will not permit the aggregate amount of Consolidated EBITDA for any Applicable EBITDA Period specified in the following table to be less than the amount corresponding to such period in such table:


      Applicable EBITDA Period Ending               Minimum EBITDA
      -------------------------------               --------------
             December 31, 2000                        $59,004,000
               March 31, 2001                         $40,177,000
               June 30, 2001                          $26,385,000
             September 30, 2001                       $28,237,000
             December 31, 2001                        $35,655,000
       March 31, 2002 and thereafter                  $44,427,000

     For the purposes of this Section 8.12, the "Applicable EBITDA Period" means, with respect to the calculation of Consolidated EBITDA at the end of any fiscal quarter, the four fiscal quarters then ended.

     4.5 Minimum Tangible Net Worth.

     Section 8.13 is deleted and the following Section 8.13 is substituted therefor:

     8.13. Minimum Tangible Net Worth

     The Company will not permit Consolidated Tangible Net Worth at any time to be less than (i) negative fifty million dollars (-$50,000,000), plus (ii) fifty percent (50%) of Adjusted Net Income (only if greater than Zero Dollars ($0)) of the Company and its Subsidiaries on a consolidated basis for each fiscal quarter of the Company ending after December 31, 2000, minus (iii) the sum of the amounts by which Consolidated Tangible Net Worth is reduced (i.e. the amount by which stockholders' equity is reduced) after December 31, 2000 by any TNW Adjustment plus (iv) all of the Net Proceeds from each Equity Issuance by the Company after December 31, 2000.

     4.6 New Definitions.

     The following definitions are inserted in Section 11.1 in alphabetical order:

     BSE - Birmingham Southeast, LLC.

     Deferred Portion of the Interest - Section 1.2(c)(ii)(A).

     4.7 Amended Definitions.

     The definitions in Section 11.1 of the following terms are deleted and the following definitions are substituted therefor:

     Acceptable SBQ Asset Sale - means a sale by the Company of the SBQ Division (Memphis/Cleveland) as to which the conditions precedent to the release of Collateral set forth in Section 4.9(b) of the Intercreditor Agreement have been satisfied.

     4.8 Required Scheduled Prepayments.

     Section 5.1 is deleted and the following Section 5.1 is substituted therefor:

     5.1. Required Scheduled Prepayments.

         In addition to paying the entire principal amount and the interest due on the Amended Notes outstanding on the maturity date thereof, the Company shall prepay, and there shall become due and payable, Twenty-Six Million Dollars ($26,000,000) principal amount of the Amended Notes (a) on April 1, 2002, and
(b) on December 15 in each year beginning on December 15, 2002 and ending on December 15, 2004, inclusive. Each such prepayment shall be at one hundred percent (100%) of the principal amount prepaid, together with interest accrued thereon to the date of prepayment. The principal of the Amended Notes remaining outstanding on December 15, 2005, together with interest accrued thereon, shall become due and payable on December 15, 2005.

5. CONDITIONS PRECEDENT
-----------------------

     The amendments set forth in Section 4 shall take effect (and shall be deemed to have become effective) as of December 30, 2000 (the "Effective Date") upon the satisfaction of the following conditions:

     5.1 Certificates.

          (a) Company Officer's Certificate. The Company shall have delivered to the Noteholders (or their special counsel) a certificate signed by the Chairman, the Vice Chairman, the President or the Executive Vice President-Chief Financial Officer of the Company, dated the date hereof, certifying that (i) no Default or Event of Default under the Amended Note Purchase Agreement exists and (ii) the representations and warranties set forth in Section 3 (including those incorporated by reference from the 1999 Third Amendment and the Existing BSE Credit Agreement) and in each of the other Financing Documents are true and correct on the date hereof.

          (b) Company Secretary's Certificate. The Company shall have delivered to the Noteholders a certificate signed by the Secretary or one of the Assistant Secretaries of the Company, dated the date hereof, certifying as true and correct the resolutions attached thereto and other corporate proceedings relating to the authorization, execution and delivery of each of the Financing Documents to which the Company is a party.

     5.2 Opinion of Counsel.

     The Noteholders shall have received an opinion (dated as of the date hereof, substantially in the form set forth in Exhibit A, and as to such other matters as the Noteholders may reasonably request) from Burr & Forman LLP, special counsel for the Company and the Restricted Subsidiaries.

     5.3 Amendment to 1995 Agreement.

     The  Company  and  the  1995  Noteholders   shall  have  delivered  to  the
Noteholders (or their special counsel) a true and correct counterpart of the fully executed Amendment to 1995 Agreement.

     5.4 Eighth Amendment to Credit Agreement.

     The Company, the Banks and the Agent shall have delivered to the Noteholders (or their special counsel) a true and correct counterpart of the fully executed Eighth Amendment to Credit Agreement, which shall be in form and substance satisfactory to the Noteholders and their special counsel.

     5.5 Amendment to Letter of Credit Documents.

     The Company shall have delivered to the Noteholders (or their special counsel) a true and correct counterpart of an Amendment to PNC Reimbursement Agreement, which shall be in form and substance satisfactory to the Noteholders and their special counsel.

     5.6 Amendment to Memphis Lease Documents.

     The Company shall have delivered to the Noteholders (or their special counsel) a true and correct counterpart of an amendment to the Melt Shop Equipment Financing Documents, which shall be in form and substance satisfactory to the Noteholders and their special counsel.

     5.7 First Amendment to BSE Credit Agreement

     The Company shall have delivered to the Noteholders (or their special counsel) a true and correct counterpart of the First Amendment to BSE Credit Agreement, which shall be in form and substance satisfactory to the Noteholders and their special counsel.

     5.8 Payment of Special Counsel and Financial Advisor Fees.

     Without limiting the provisions of Section 6.3, the Company shall have paid on or before the date hereof the fees, charges and disbursements of the Noteholders' special counsel referred to in Section 5.2, and Nightingale & Associates, LLC, in each case to the extent reflected in statements rendered to the Company on or prior to the date hereof.

     5.9 Proceedings and Documents Satisfactory.

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

     5.10 Amendment of Warrants.

     The Company shall have delivered to the Noteholders (or their special counsel) a true and correct counterpart of Amendment No. 1 to the Warrant Agreement dated as of May 15, 2000 among the Company and the warrantholders which are parties thereto, which amendment shall effect a reduction of the Exercise Price (as defined in such Warrant Agreement) of the Common Stock
Purchase Warrants issued pursuant thereto to a per share price of one cent ($.01) (subject to adjustment pursuant to the terms of such Common Stock
Purchase Warrants), and which amendment shall be in form and substance satisfactory to the Noteholders and their special counsel.

6. MISCELLANEOUS
----------------

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

     6.2 No Legend Required.

     Any and all notices, requests, certificates and other instruments including, without limitation, the Notes, may refer to (a) the Note Purchase Agreement or (b) the Note Purchase Agreement dated as of September 1, 1993 or as of October 12, 1999, in each case without making specific reference to this Third Amendment to Note Purchase Agreement, but nevertheless all such references shall be deemed to include this Third Amendment to Note Purchase Agreement unless the context shall otherwise require.

-     6.3 Fees and Expenses.

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

     6.5 Duplicate Originals; Execution in Counterpart.

     Two or more duplicate originals of this Agreement may be signed by the parties, each of which shall be an original but all of which together shall constitute one and the same instrument. This Agreement may be executed in one or more counterparts and shall be effective when at least one counterpart shall have been executed by each party to this Agreement, and each set of counterparts which, collectively, show execution by each such party to this Agreement shall constitute one duplicate original. A facsimile of an executed counterpart shall have the same effect as the original executed counterpart.

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

                                BIRMINGHAM STEEL CORPORATION


                                By:       /s/  J. Daniel Garrett
                                          ----------------------
                                Name:          J. Daniel Garrett
                                Title:         Chief Financial Officer

Accepted:

                                PRINCIPAL LIFE INSURANCE COMPANY
                                (f/k/a Principal Mutual Life Insurance
                                Company)

                                By: Principal Capital Management, LLC
                                    a Delaware limited liability company,
                                    its authorized signatory


                                By:       /s/  Debra Svoboda Epp
                                          ----------------------
                                Name:          Debra Svoboda Epp
                                Title:         Counsel

                                By:       /s/  Clint Woods
                                          ----------------
                                Name:          Clint Woods
                                Title:         Counsel

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

                                By:       /s/  Robert E. Whalen, II
                                          -------------------------
                                Name:          Robert E. Whalen, II
                                Title:         Vice President

                                AMERICAN UNITED LIFE INSURANCE
                                COMPANY


                                By:       /s/  Christopher D. Pahlke
                                          --------------------------
                                Name:          Christopher D. Pahlke
                                Title:         Vice President


                                GREAT-WEST LIFE & ANNUITY INSURANCE
                                COMPANY

                                By:       /s/  Wayne T. Hoffman
                                          ---------------------
                                Name:          Wayne T. Hoffman
                                Title:         Senior Vice President -
                                               Investments

                                By:       /s/  James G. Lowery
                                          --------------------
                                Name:          James G. Lowery
                                Title:         Assistant Vice President -
                                               Investments


                                THE GREAT-WEST LIFE ASSURANCE COMPANY

                                By:       /s/  W. J. Sharman
                                          ------------------
                                Name:          W. J. Sharman
                                Title:         Vice President-Bond Investments


                                By:       /s/  H. A. Andres
                                          -----------------
                                Name:          H. A. Andres
                                Title:         Vice President, Mortgage
                                                Investments


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


                                By:       /s/  Roi G. Chandy
                                          ------------------
                                Name:          Roi G. Chandy
                                Title:         Director, Special Situations


                                PHOENIX HOME LIFE MUTUAL INSURANCE
                                COMPANY


                                By:       /s/  Christopher Wilkos
                                          -----------------------
                                Name:          Christopher Wilkos
                                Title:         Vice President, Corporate
                                               Portfolio Management


                                THE CANADA LIFE ASSURANCE COMPANY
                                (J. Romeo & Co. as nominee)

                                By:       /s/  Barbara J. Walsh
                                          ---------------------
                                Name:          Barbara J. Walsh
                                Title:         Partner


                                CANADA LIFE INSURANCE COMPANY OF NEW
                                YORK (J. Romeo & Co. as nominee)

                                By:       /s/  Barbara J. Walsh
                                          ---------------------
                                Name:          Barbara J. Walsh
                                Title:         Partner

                                CANADA LIFE INSURANCE COMPANY OF
                                AMERICA (J. Romeo & Co. as nominee)

                                By:       /s/  Barbara J. Walsh
                                          ---------------------
                                Name:          Barbara J. Walsh
                                Title:         Partner


                                BERKSHIRE LIFE INSURANCE COMPANY


                                By:       /s/  Ellen I. Whittaker
                                          -----------------------
                                Name:          Ellen I. Whittaker
                                Title:         Senior Investment Officer


                                PROVIDENT MUTUAL LIFE INSURANCE
                                COMPANY


                                By:       /s/  James D. Kestner
                                          ---------------------
                                Name:          James D. Kestner
                                Title:         Vice President


                                AMERITAS LIFE INSURANCE CORP.
                                By:    Ameritas Investment Advisors Inc.,
                                       as Agent

                                By:       /s/  Patrick J. Henry
                                          ---------------------
                                Name:          Patrick J. Henry
                                Title:         Vice President - Fixed Income
                                               Securities

                                                                     SCHEDULE 3
                          EXCEPTIONS TO REPRESENTATIONS

None.

                                                                       EXHIBIT A

             (FORM OF OPINION OF SPECIAL COUNSEL TO THE COMPANY AND
                          THE RESTRICTED SUBSIDIARIES]

                                                                 EXHIBIT 4.2.2


                          BIRMINGHAM STEEL CORPORATION

                             -----------------------

                   THIRD AMENDMENT TO NOTE PURCHASE AGREEMENT
                             -----------------------

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

                                   $76,000,000
                9.71% SERIES A SENIOR NOTES DUE DECEMBER 15, 2002

                                   $14,000,000
                9.82% SERIES B SENIOR NOTES DUE DECEMBER 15, 2005

                                   $60,000,000
                9.92% SERIES C SENIOR NOTES DUE DECEMBER 15, 2005

                          DATED AS OF FEBRUARY 20, 2001

                           Table of Contents

1.   PRELIMINARY STATEMENT....................................................1

   1.1   BACKGROUND...........................................................1
   1.2   DEFINITIONS..........................................................3

2.   AMENDMENTS...............................................................5

   2.1   AMENDMENT OF EXISTING NOTE PURCHASE AGREEMENT........................5
   2.2   CONTINUITY AND AFFIRMATION OF OBLIGATIONS............................5

3.   REPRESENTATIONS AND WARRANTIES...........................................6

   3.1   CORPORATE EXISTENCE AND POWER........................................6
   3.2   CORPORATE AUTHORITY..................................................6
   3.3   BINDING EFFECT.......................................................7
   3.4   NO CONFLICTS WITH AGREEMENTS, ETC....................................7
   3.5   CONSENTS, ETC........................................................7
   3.6   FULL DISCLOSURE......................................................8
   3.7   OUTSTANDING DEBT AND LIENS...........................................8
   3.8   PENDING LITIGATION...................................................8
   3.9   NO DEFAULTS..........................................................9
   3.10   COMPLIANCE WITH LAW.................................................9
   3.11   TITLE TO PROPERTIES.................................................9
   3.12   ENVIRONMENTAL COMPLIANCE...........................................10
   3.13    RESTRICTIONS ON COMPANY AND SUBSIDIARIES..........................11
   3.14   SOLVENCY...........................................................12

4.   AMENDMENTS..............................................................12

   4.1   INTEREST RATE ADJUSTMENT............................................11
   4.2   FIXED CHARGE COVERAGE RATIO.........................................13
   4.3   MINIMUM SBQ DIVISION EBITDA.........................................13
   4.4   MINIMUM CONSOLIDATED EBITDA.........................................13
   4.5   MINIMUM TANGIBLE NET WORTH..........................................13
   4.6   NEW DEFINITIONS.....................................................14
   4.7   AMENDED DEFINITIONS.................................................15

5.   CONDITIONS PRECEDENT....................................................15

   5.1   CERTIFICATES........................................................15
   5.2   OPINION OF COUNSEL..................................................15
   5.3   AMENDMENT TO 1993 AGREEMENT.........................................16
   5.4   EIGHTH AMENDMENT TO CREDIT AGREEMENT................................16
   5.5   AMENDMENT TO LETTER OF CREDIT DOCUMENTS.............................16
   5.6   AMENDMENT TO MEMPHIS LEASE DOCUMENTS................................16
   5.7   FIRST AMENDMENT TO BSE CREDIT AGREEMENT.............................16
   5.8   PAYMENT OF SPECIAL COUNSEL AND FINANCIAL ADVISOR FEES...............16
   5.9   PROCEEDINGS AND DOCUMENTS SATISFACTORY..............................17
   5.10   AMENDMENT OF WARRANTS..............................................17

6.   MISCELLANEOUS...........................................................17

   6.1   EFFECT OF AMENDMENT.................................................17
   6.2   NO LEGEND REQUIRED..................................................17
   6.3   FEES AND EXPENSES...................................................18
   6.4   SURVIVAL............................................................18
   6.5   DUPLICATE ORIGINALS; EXECUTION IN COUNTERPART.......................18
   6.6   RELEASE OF CLAIMS...................................................19
   6.7   GOVERNING LAW.......................................................19

                          BIRMINGHAM STEEL CORPORATION


                   THIRD AMENDMENT TO NOTE PURCHASE AGREEMENT

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


                                              Dated as of February 20, 2001


To the Persons listed on
 the signature pages hereof

Ladies and Gentlemen:


     BIRMINGHAM STEEL CORPORATION, a Delaware corporation (together with its successors and assigns, the "Company"), hereby agrees with you as follows:

1. PRELIMINARY STATEMENT.
--------------------------

     1.1 Background.

          (a) The Company entered into those certain Note Purchase Agreements dated as of September 15, 1995, as amended by an Amendment to 1995 Note Purchase Agreement dated as of December 14, 1998, with each of the institutions named in Annex 1 thereto, under and pursuant to which the Company issued and sold to such institutions (i) an aggregate principal amount of Seventy-Six Million Dollars ($76,000,000) of the Company's 6.96% Series A Senior Notes due December 15, 2002, (ii) an aggregate principal amount of Fourteen Million Dollars ($14,000,000) of the Company's 7.07% Series B Senior Notes due December 15, 2005, and (iii) an aggregate principal amount of Sixty Million Dollars ($60,000,000) of the Company's 7.17% Series C Senior Notes due December 15, 2005 (the "1995 Notes"). Pursuant to the terms of a Waiver and Second Amendment to Note Purchase Agreement dated as of October 12, 1999 (the "1999 Second Amendment"), the Company entered into those certain Amended and Restated Note Purchase Agreements dated as of October 12, 1999, and the Company subsequently entered into a First Amendment to Note Purchase Agreement dated as of November 12, 1999 and a Second Amendment to Note Purchase Agreement dated as of May 15, 2000 (collectively, as in effect immediately prior to the amendments contemplated hereby, the "Existing Note Purchase Agreement," and as amended hereby, the "Amended Note Purchase Agreement"), with each of the institutions named in Annex 1 thereto, pursuant to which the Company issued to such institutions, in substitution for the 1995 Notes, (i) an aggregate principal amount of Seventy-Six Million Dollars ($76,000,000) of the Company's 9.71% Series A Senior Notes due December 15, 2002, (ii) an aggregate principal amount of Fourteen Million Dollars ($14,000,000) of the Company's 9.82% Series B Senior Notes due December 15, 2005, and (iii) an aggregate principal amount of Sixty Million Dollars ($60,000,000) of the Company's 9.92% Series C Senior Notes due December 15, 2005 (collectively, the "Notes").

          (b) The institutions (other than the Company) listed on the signature pages to this Agreement (collectively, the "Noteholders") are the holders of one hundred percent (100%) of the Notes outstanding as of the date hereof.

          (c) The Company  entered into those certain  Amended and Restated Note
     Purchase Agreements dated as of October 12, 1999, with each of the institutions named in Annex 1 thereto (together with their successors and assigns, the "1993 Noteholders"), as amended by a First Amendment to Note Purchase Agreement dated as of November 12, 1999 and a Second Amendment to Note Purchase Agreement dated as of May 15, 2000 (collectively, as in effect immediately prior to the date hereof, the "1993 Existing Note Purchase Agreement), and by a Third Amendment to Note Purchase Agreement dated as of the date hereof (the "Amendment to 1993 Agreement"; the 1993 Existing Note Purchase Agreement, as amended by the Amendment to 1993
     Agreement, is referred to herein as the "1993 Amended Note Purchase Agreement"), under and pursuant to which the Company issued to such institutions, in substitution for Notes in the same amounts issued in 1993, an aggregate principal amount of One Hundred Thirty Million Dollars ($130,000,000) of the Company's 10.03% Senior Notes due December 15, 2005 (collectively, the "1993 Notes").

          (d) The Company entered into that certain Credit Agreement dated as of March 17, 1997 (as in effect immediately prior to the date hereof, the "Existing Credit Agreement," and as heretofore amended and as amended by an Eighth Amendment to Credit Agreement dated as of the date hereof (the "Eighth Amendment to Credit Agreement"), the "Amended Credit Agreement"), by and among the Company, the banks party thereto (collectively, the "Banks"), and Bank of America, N.A., as agent (the "Agent"), pursuant to which a Three Hundred Million Dollar ($300,000,000) credit facility has been provided to the Company.

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

          (f) BSE entered into that certain Credit Agreement dated as of May 15, 2000 with certain of the Noteholders, the 1993 Noteholders, and the Banks, and Bank of America, N.A., as agent (as in effect immediately prior to the date hereof, the "Existing BSE Credit Agreement," and as amended by a First Amendment to Credit Agreement dated as of the date hereof (the "First Amendment to BSE Credit Agreement"), the "Amended BSE Credit Agreement"), pursuant to which a Twenty-Five Million Dollar ($25,000,000) credit facility has been provided to BSE.

          (g) The Company and the Noteholders have agreed to amend the Existing Note Purchase Agreement to modify certain of the covenants and other provisions of the Existing Note Purchase Agreement, on the terms and conditions set forth herein.

          1.2 Definitions.

          Capitalized terms used but not specifically defined in this Agreement have the respective meanings assigned to them in the Existing Note Purchase Agreement. As used in this Agreement, the following terms have the respective meanings specified below or set forth in the Section hereof following such term:

          Agent - Section 1.1(d).

          Agreement, this - means this Third Amendment to Note Purchase Agreement, as it may be amended or otherwise modified from time to time.

          Amended BSE Credit Agreement - Section 1.1(f).

          Amended Credit Agreement - Section 1.1(d).

          Amended Note Purchase Agreement - Section 1.1(a).

          Amendment to 1993 Agreement - Section 1.1(c).

          Banks - Section 1.1(d).

          B of A Reimbursement Agreement - Section 1.1(e).

          BSE - Birmingham Southeast, LLC.

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

          Company - the introductory sentence.

          Effective Date - Section 5.

          Eighth Amendment to Credit Agreement - Section 1.1(d).

          Existing BSE Credit Agreement - Section 1.1(f).

          Existing Credit Agreement - Section 1.1(d).

          Existing Note Documents - Section 6.6.

          Existing Note Purchase Agreement - Section 1.1(a).

          Existing Reimbursement Agreements - Section 1.1(e).

          Financing Document - Section 3.1.

          First Amendment to BSE Credit Agreement - Section 1.1(f).

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

2. AMENDMENTS
--------------

     2.1 Amendment of Existing Note Purchase Agreement.

     The amendments set forth herein shall take effect (and shall be deemed to have taken effect) as of the Effective Date. 2.2 Continuity and Affirmation of Obligations.

     Notwithstanding any other provision of this Agreement or any other document or agreement, the indebtedness of the Company under the Existing Note Purchase Agreement and the Notes shall not be or be deemed to be paid or discharged or novated hereby and shall continue in full force and effect as amended hereby.


3. REPRESENTATIONS AND WARRANTIES
---------------------------------

     To induce the Noteholders to enter into this Agreement, (a) the Company represents and warrants to the Noteholders that the representations and warranties made by the Company in Section 3 of the 1999 Second Amendment and by BSE in the Existing BSE Credit Agreement are true as of the date hereof (except to the extent that any such representation in the 1999 Second Amendment or the Existing BSE Credit Agreement relates to a specific other date or as set forth on Schedule 3 hereto or as disclosed to the Noteholders or Nightingale & Associates LLC in writing prior to the date hereof), and (b) the Company makes the additional representations and warranties set forth in this Section 3. The Company agrees and acknowledges that for purposes of Section 10.1(e) of the Existing Note Purchase Agreement, its representations and warranties, as set forth in this Agreement, are and constitute representations and warranties furnished in connection with the Existing Note Purchase Agreement.

     3.1 Corporate Existence and Power.

     Each of the Company and each Restricted Subsidiary has all requisite power and authority to execute, deliver and perform its obligations under this Agreement and each other agreement and document that is being executed or delivered by the Company and/or any such Subsidiary in connection herewith (each of such agreements and documents, including this Agreement, being referred to herein as a "Financing Document").

     3.2 Corporate Authority.

     The execution, delivery and performance by the Company and each Restricted Subsidiary of each Financing Document to which the Company or such Restricted Subsidiary is a party, and the performance by the Company of the Amended Note Purchase Agreement is within the corporate or limited liability company powers of the Company or such Restricted Subsidiary, as the case may be, and has been duly authorized by all necessary corporate or limited liability company action on the part of the board of directors or management (no action on the part of the stockholders or members of the Company or any such Restricted Subsidiary being required by law, other than such actions which have been duly taken), of the Company or such Restricted Subsidiary.

     3.3 Binding Effect.

     Each Financing Document to which the Company or any Restricted Subsidiary is a party has been duly executed by the Company or such Restricted Subsidiary and each Financing Document and the Amended Note Purchase Agreement, the Security Documents and the BSE Collateral Documents are legal, valid and binding obligations of the Company or such Restricted Subsidiary, as the case may be, enforceable against the Company or such Restricted Subsidiary in accordance with their terms, except as such enforceability may be limited by bankruptcy, insolvency or similar laws affecting the enforcement of creditors' rights generally, or by general principles of equity.

     3.4 No Conflicts with Agreements, Etc.

     Neither the execution and delivery by the Company or any Restricted Subsidiary of any Financing Document to which it is a party, nor the fulfillment of, or compliance with, the terms and provisions of the Amended Note Purchase Agreement, the Notes, the Security Documents, or any of the Financing Documents, will conflict with, or result in a breach or violation of any term, condition or provision of, or constitute a default under, or result in the creation of any Lien on any Property of the Company or such Restricted Subsidiary pursuant to its charter or by-laws or operating agreement, or any contract, agreement, mortgage, indenture, lease or instrument to which it is a party or by which it is bound or to which it or any of its Property is subject, or any order, statute, law, rule or regulation to which it or any of its Property is subject.

     3.5 Consents, Etc.

     No consent, approval or authorization of, or declaration, registration or filing (except as contemplated under Section 4) with, any Governmental Authority or any nongovernmental Person, including, without limitation, any creditor (other than the 1993 Noteholders, the Banks, the L/C Issuer, the Owner Trustee and the Indenture Trustee), or any stockholder or member of the Company or any Restricted Subsidiary, is required in connection with the execution or delivery by the Company or any Restricted Subsidiary of any Financing Document to which it is a party or the performance by the Company or such Restricted Subsidiary of its obligations under any Financing Document, or as a condition to the legality, validity or enforceability of any such Financing Document, except, in each case, those which have been obtained or which are contemplated by the Transaction Documents.

     3.6 Full Disclosure.

     The financial statements and other written statements, certificates and materials provided to the Noteholders pursuant to the Existing Note Purchase Agreement and the written statements, certificates and materials furnished by or on behalf of the Company to you in connection with this Agreement and the transactions contemplated hereby do not contain any untrue statement of a material fact or omit a material fact necessary to make the statements contained therein or herein not misleading in light of the circumstances in which they were made. Except as disclosed (i) in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000, (ii) in the other reports filed by the Company with the Securities and Exchange Commission after June 30, 2000, (iii) in press releases issued by the Company prior to the date hereof, or (iv) to you or Nightingale Associates, LLC in writing, there is no fact known to the Company which materially affects adversely or, so far as the Company can now reasonably foresee, will materially affect adversely the business, prospects, profits, Properties or condition (financial or otherwise) of the Company and the Subsidiaries, taken as a whole, or the ability of each of the Company and each Restricted Subsidiary to perform its obligations set forth in the Financing Documents to which it is a party or, in the case of the Company, the Amended Note Purchase Agreement or the Notes. The financial statements included in the reports referred to in clauses (i) and (ii) of the preceding sentence fairly present, in all material respects, the financial condition and results of operations of the Company and its Subsidiaries as of the dates thereof and for the periods covered thereby in accordance with generally accepted accounting principles.

     3.7 Outstanding Debt and Liens.

     Except for Debt owed under the BSE Credit Agreement, Schedule 3.8 to the 1999 Second Amendment sets forth a correct and complete schedule and brief description of all Debt of the Company and the Subsidiaries outstanding on the date hereof and all consensual Liens securing such Debt. There are no Liens on any of the Property of the Company or any Restricted Subsidiary except Liens permitted by Section 8.17(a) of the Amended Note Purchase Agreement.

     3.8 Pending Litigation.

     There are no proceedings, actions or investigations pending or, to the knowledge of the Company, threatened against or affecting the Company or any Subsidiary in any court or before any Governmental Authority or arbitration board or tribunal (a) challenging, or in any way dealing with, the legality, validity or enforceability of any Financing Document, the Amended Note Purchase Agreement or the Notes or the authority of the Company or any Restricted Subsidiary to enter into or execute any Financing Document, the Amended Note Purchase Agreement or the Notes, or (b) except as disclosed (i) in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000, (ii) in the other reports filed by the Company with the Securities and Exchange Commission after June 30, 2000, (iii) in press releases issued by the Company prior to the date hereof, or (iv) to you or Nightingale Associates, LLC in writing, that, in the aggregate for all such proceedings, actions and investigations, could reasonably be expected to have a Material Adverse Effect or a BSE Material Adverse Effect.

     3.9 No Defaults.

     No event has occurred and is continuing and no condition exists which, upon execution and delivery of this Agreement (and after giving effect to any waivers and amendments that have become effective on or before the date hereof) and the other Transaction Documents, would constitute a Default or Event of Default. Neither the Company nor any Subsidiary is in violation in any respect of any term of any charter instrument or by-law or limited liability company agreement and neither the Company nor any Subsidiary is in default in the payment of principal or interest on any Debt or in default under any instrument or instruments or agreements under and subject to which any Debt has been issued and no event has occurred and is continuing under the provisions of any such instrument or agreement which with the lapse of time or the giving of notice, or both, would constitute a default or an event of default thereunder, which individually or in the aggregate could reasonably be expected to have a Material Adverse Effect or a BSE Material Adverse Effect.

     3.10 Compliance with Law.

     Neither the Company nor any Subsidiary is in violation of any law, ordinance, governmental rule or regulation to which it is subject, except for such violations that, in the aggregate, could not reasonably be expected to have a Material Adverse Effect or a BSE Material Adverse Effect.

     3.11 Title to Properties.

          (a) Each of the Company and the other Subsidiaries has good and marketable title to all real Property, and good title to all of the other Property, reflected in the most recent balance sheet delivered pursuant to
     Section 9.1 of the Existing Note Purchase Agreement (except as sold or otherwise disposed of in the ordinary course of business), except for such failures to have such good and marketable title as are immaterial to such financial statements and that, in the aggregate for all such failures, could not reasonably be expected to have a Material Adverse Effect or a BSE Material Adverse Effect. All such Property is free from Liens not permitted by Section 8.17(a) of the Amended Note Purchase Agreement.

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

     3.12 Environmental Compliance.

     Except as disclosed (i) in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000, (ii) in the other reports filed by the Company with the Securities and Exchange Commission after June 30, 2000, (iii) in press releases issued by the Company prior to the date hereof, or (iv) to the Noteholders or Nightingale Associates, LLC in writing:

          (a) Compliance -- each of the Company and the Subsidiaries is in compliance with all Environmental Protection Laws in effect in each jurisdiction where it is presently doing business, and in which the failure so to comply could be reasonably expected to have a Material Adverse Effect or a BSE Material Adverse Effect;

          (b) Liability -- neither the Company nor any of the Subsidiaries is subject to any liability under any Environmental Protection Laws that, in the aggregate, could reasonably be expected to have a Material Adverse Effect or a BSE Material Adverse Effect; and

          (c) Notices -- neither the Company nor any Subsidiary has received any

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

     Neither the Company nor any Subsidiary:

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

          (b) is a party to any contract or agreement that restricts the right or ability of such corporation to incur Debt, other than the Amended Note Purchase Agreement, the 1993 Amended Note Purchase Agreement, the Amended Credit Agreement, any other Transaction Document and the agreements listed in Schedule 3 hereto, the terms of none of which is violated by the execution and delivery by the Company or any Restricted Subsidiary of the Financing Documents to which it is a party, or compliance by the Company or any Restricted Subsidiary with the Financing Documents to which it is a party or, in the case of the Company, the Amended Note Purchase Agreement and the Notes; and

          (c) has agreed or consented to cause or permit in the future (upon the happening of a contingency or otherwise) any of its Property, whether now owned or hereafter acquired, to be subject to a Lien not permitted by
     Section 8.17(a) of the Amended Note Purchase Agreement.

     3.14 Solvency.

     After giving effect to the transactions contemplated by the Transaction Documents, (a) the fair value and the fair salable value of the assets of the Company and each Restricted Subsidiary (excluding any Debt due from the Company or such Restricted Subsidiary, as the case may be) will each be in excess of the fair valuation of its total liabilities (including all contingent liabilities),
(b) the Company and each Restricted Subsidiary will each be able to pay its debts or other obligations in the ordinary course as they mature, and (c) the Company and each Restricted Subsidiary each has capital not unreasonably small to carry on its business and all business in which it proposes to be engaged.


4. AMENDMENTS
-------------

     Effective as of the Effective Date, the Existing Note Purchase Agreement is amended as follows:

     4.1 Interest Rate Adjustment.

     Section 1.2(e)(ii) is deleted and the following Section 1.2(e)(ii) is substituted therefor:

          (ii) SBQ Asset Sale. If the Company shall fail to make the SBQ Asset Sale Prepayment on or prior to January 31, 2001, the unpaid principal amount of the Notes of each Series shall bear interest

               (A) at all times after January 31, 2001 and until (and including) the payment in full thereof, at a rate per annum equal to (x) the interest rate then applicable to the Notes plus (y) one percent (1%), provided, that, notwithstanding the dates that interest is otherwise payable under the Notes, the additional one percent (1%) interest that is payable pursuant to clause (y) of this sentence shall accrue and not be payable in cash (such deferred interest being referred to herein as the "Deferred Portion of the Interest") until the earlier of
          (1) the date that an SBQ Asset Sale Prepayment is made, and (2) April 1, 2002, and further provided, that from and after the SBQ Asset Sale Prepayment and the payment in full in cash of the Deferred Portion of the Interest, the one percent (1%) referred to in clause (y) above shall be reduced to fifty--one-hundredths percent (.50%), all of which shall be payable in cash each month with all other interest that is payable on the Notes; and

               (B) on any overdue principal (including any overdue prepayment of principal) and Make-Whole Amount, if any, and (to the extent permitted by applicable law) on any overdue installment of interest, at a rate per annum equal to the lesser of (1) the highest rate allowed by applicable law, and (2) the interest rate then applicable to the Notes (after giving effect to the adjustment required by clause (A) above) plus two percent (2%).

     4.2 Fixed Charge Coverage Ratio.

     Section 8.11 is deleted and the following is substituted therefor:

     8.11. Intentionally Deleted.

     4.3 Minimum SBQ Division EBITDA.

     Section 8.12A is deleted and the following is substituted therefor:

     8.12A. Minimum SBQ Division EBITDA.

     If the Cleveland Cessation Condition is not satisfied prior to June 30, 2001, the Company will not permit the aggregate amount of SBQ Division EBITDA for any fiscal quarter ending on or after June 30, 2001 to be less than $1.00.

     4.4 Minimum Consolidated EBITDA.

     Section 8.12 is deleted and the following Section 8.12 is substituted therefor:

     8.12. Minimum Consolidated EBITDA.

     The Company will not permit the aggregate amount of Consolidated EBITDA for any Applicable EBITDA Period specified in the following table to be less than the amount corresponding to such period in such table:



   Applicable EBITDA Period Ending               Minimum EBITDA
   -------------------------------               --------------
          December 31, 2000                        $59,004,000
            March 31, 2001                         $40,177,000
            June 30, 2001                          $26,385,000
          September 30, 2001                       $28,237,000
          December 31, 2001                        $35,655,000
          March 31, 2002 and                       $44,427,000
              thereafter


     For the purposes of this Section 8.12, the "Applicable EBITDA Period" means, with respect to the calculation of Consolidated EBITDA at the end of any fiscal quarter, the four fiscal quarters then ended.

     4.5 Minimum Tangible Net Worth.

     Section 8.13 is deleted and the following Section 8.13 is substituted therefor:

     8.13. Minimum Tangible Net Worth

     The Company will not permit Consolidated Tangible Net Worth at any time to be less than (i) negative fifty million dollars (-$50,000,000), plus (ii) fifty percent (50%) of Adjusted Net Income (only if greater than Zero Dollars ($0)) of the Company and its Subsidiaries on a consolidated basis for each fiscal quarter of the Company ending after December 31, 2000, minus (iii) the sum of the amounts by which Consolidated Tangible Net Worth is reduced (i.e. the amount by which stockholders' equity is reduced) after December 31, 2000 by any TNW Adjustment plus (iv) all of the Net Proceeds from each Equity Issuance by the Company after December 31, 2000.

     4.6 New Definitions.

     The following definitions are inserted in Section 11.1 in alphabetical order:

     BSE - Birmingham Southeast, LLC.

     Deferred Portion of the Interest - Section 1.2(e)(ii)(A).

     4.7 Amended Definitions.

     The definitions in Section 11.1 of the following terms are deleted and the following definitions are substituted therefor:

     Acceptable SBQ Asset Sale - means a sale by the Company of the SBQ Division (Memphis/Cleveland) as to which the conditions precedent to the release of Collateral set forth in Section 4.9(b) of the Intercreditor Agreement have been satisfied.

5.   CONDITIONS PRECEDENT
-------------------------

     The amendments set forth in Section 4 shall take effect (and shall be deemed to have become effective) as of December 30, 2000 (the "Effective Date") upon the satisfaction of the following conditions:

     5.1 Certificates.

          (a) Company Officer's Certificate. The Company shall have delivered to the Noteholders (or their special counsel) a certificate signed by the Chairman, the Vice Chairman, the President or the Executive Vice President-Chief Financial Officer of the Company, dated the date hereof, certifying that (i) no Default or Event of Default under the Amended Note Purchase Agreement exists and (ii) the representations and warranties set forth in Section 3 (including those incorporated by reference from the 1999 Second Amendment and the Existing BSE Credit Agreement) and in each of the other Financing Documents are true and correct on the date hereof.

          (b) Company Secretary's Certificate. The Company shall have delivered to the Noteholders a certificate signed by the Secretary or one of the Assistant Secretaries of the Company, dated the date hereof, certifying as true and correct the resolutions attached thereto and other corporate proceedings relating to the authorization, execution and delivery of each of the Financing Documents to which the Company is a party.

     5.2 Opinion of Counsel.

     The Noteholders shall have received an opinion (dated as of the hereof, substantially in the form set forth in Exhibit A, and as to such other matters as the Noteholders may reasonably request) from Burr & Forman LLP, special counsel for the Company and the Restricted Subsidiaries.

     5.3 Amendment to 1993 Agreement.

     The  Company  and  the  1993  Noteholders   shall  have  delivered  to  the
Noteholders (or their special counsel) a true and correct counterpart of the fully executed Amendment to 1993 Agreement.

     5.4 Eighth Amendment to Credit Agreement.

     The Company, the Banks and the Agent shall have delivered to the Noteholders (or their special counsel) a true and correct counterpart of the fully executed Eighth Amendment to Credit Agreement, which shall be in form and substance satisfactory to the Noteholders and their special counsel.

     5.5 Amendment to Letter of Credit Documents.

     The Company shall have delivered to the Noteholders (or their special counsel) a true and correct counterpart of an Amendment to PNC Reimbursement Agreement, which shall be in form and substance satisfactory to the Noteholders and their special counsel.

     5.6 Amendment to Memphis Lease Documents.

     The Company shall have delivered to the Noteholders (or their special counsel) a true and correct counterpart of an amendment to the Melt Shop Equipment Financing Documents, which shall be in form and substance satisfactory to the Noteholders and their special counsel.

     5.7 First Amendment to BSE Credit Agreement

     The Company shall have delivered to the Noteholders (or their special counsel) a true and correct counterpart of the First Amendment to BSE Credit Agreement, which shall be in form and substance satisfactory to the Noteholders and their special counsel.

     5.8 Payment of Special Counsel and Financial Advisor Fees.

     Without limiting the provisions of Section 6.3, the Company shall have paid on or before the date hereof the fees, charges and disbursements of the Noteholders' special counsel referred to in Section 5.2, and Nightingale & Associates, LLC, in each case to the extent reflected in statements rendered to the Company on or prior to the date hereof.

     5.9 Proceedings and Documents Satisfactory.

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

     5.10 Amendment of Warrants.

     The Company shall have delivered to the Noteholders (or their special counsel) a true and correct counterpart of Amendment No. 1 to the Warrant Agreement dated as of May 15, 2000 among the Company and the warrantholders which are parties thereto, which amendment shall effect a reduction of the Exercise Price (as defined in such Warrant Agreement) of the Common Stock
Purchase Warrants issued pursuant thereto to a per share price of one cent ($.01) (subject to adjustment pursuant to the terms of such Common Stock
Purchase Warrants), and which amendment shall be in form and substance satisfactory to the Noteholders and their special counsel.

6. MISCELLANEOUS
-----------------

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

     6.2 No Legend Required.

     Any and all notices, requests, certificates and other instruments including, without limitation, the Notes, may refer to (a) the Note Purchase Agreement or (b) the Note Purchase Agreement dated as of September 15, 1995 or as of October 12, 1999, in each case without making specific reference to this Third Amendment to Note Purchase Agreement, but nevertheless all such references shall be deemed to include this Third Amendment to Note Purchase Agreement unless the context shall otherwise require.

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

     6.5 Duplicate Originals; Execution in Counterpart.

     Two or more duplicate originals of this Agreement may be signed by the parties, each of which shall be an original but all of which together shall constitute one and the same instrument. This Agreement may be executed in one or more counterparts and shall be effective when at least one counterpart shall have been executed by each party to this Agreement, and each set of counterparts which, collectively, show execution by each such party to this Agreement shall constitute one duplicate original. A facsimile of an executed counterpart shall have the same effect as the original executed counterpart.

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

                                BIRMINGHAM STEEL CORPORATION


                                By        /s/  J. Daniel Garrett
                                          ----------------------
                                Name:          J. Daniel Garrett
                                Title:         Chief Financial Officer

Accepted:

                                PRINCIPAL LIFE INSURANCE COMPANY
                                (f/k/a Principal Mutual Life Insurance Company)

                                By: Principal Capital Management, LLC
                                    a Delaware limited liability company,
                                    its authorized signatory


                                By:       /s/  Debra Svoboda Epp
                                          ----------------------
                                Name:          Debra Svoboda Epp
                                Title:         Counsel

                                By:       /s/   Clint Woods
                                          -----------------
                                Name:          Clint Woods
                                Title:         Counsel


                                THE EQUITABLE LIFE ASSURANCE SOCIETY
                                OF THE UNITED STATES


                                By:       /s/  Robert Bayer
                                          -----------------
                                Name:          Robert Bayer
                                Title:         Investment Officer


                                NATIONWIDE LIFE INSURANCE COMPANY


                                By:       /s/  Mark W. Poeppelman
                                ---------------------------------
                                Name:          Mark W. Poeppelman
                                Title:         Associate Vice President


                                CONNECTICUT GENERAL LIFE INSURANCE COMPANY
                                By CIGNA Investments, Inc.,its authorized agent


                                By:       /s/  Stephen H. Wilson
                                --------------------------------
                                Name:          Stephen H. Wilson
                                Title:         Managing Director


                                LIFE INSURANCE COMPANY OF NORTH AMERICA
                                By CIGNA Investments, Inc., its authorized agent


                                By:       /s/  Stephen H. Wilson
                                --------------------------------
                                Name:          Stephen H. Wilson
                                Title:         Managing Director


                                ACE PROPERTY AND CASUALTY INSURANCE COMPANY
                                By CIGNA Investments,Inc.,its authorized agent


                                By:       /s/  Stephen H. Wilson
                                --------------------------------
                                Name:          Stephen H. Wilson
                                Title:         Managing Director


                                CENTURY INDEMNITY COMPANY
                                By CIGNA Investments, Inc., its authorized agent


                                By:       /s/  Stephen H. Wilson
                                --------------------------------
                                Name:          Stephen H. Wilson
                                Title:         Managing Director

                                THE NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY

                                By:       /s/  David A. Barras
                                ------------------------------
                                Name:          David A. Barras
                                Title:         Its Authorized Representative


                                AMERICAN UNITED LIFE INSURANCE COMPANY


                                By:       /s/  Christopher D. Pahlke
                                ------------------------------------
                                Name:          Christopher D. Pahlke
                                Title:         Vice President


                                THE STATE LIFE INSURANCE COMPANY
                                By:  American United Life Insurance Company,
                                     it's Agent

                                By:       /s/  Christopher D. Pahlke
                                ------------------------------------
                                Name:          Christopher D. Pahlke
                                Title:         Vice President


                                AMERITAS LIFE INSURANCE CORP.
                                By: Ameritas Investment Advisors Inc., as Agent


                                By:       /s/  Patrick J. Henry
                                -------------------------------
                                Name:          Patrick J. Henry
                                Title:         Vice President-Fixed Income
                                               Securities


                                ACACIA LIFE INSURANCE COMPANY
                                By: Ameritas Investment Advisors Inc., as Agent


                                By:       /s/  Patrick J. Henry
                                -------------------------------
                                Name:          Patrick J. Henry
                                Title:         Vice President - Fixed
                                                 Income Securities


                                MTL INSURANCE COMPANY
                                By: Advantus Capital Management, Inc.


                                By:       /s/  Sean M. O'Connell
                                --------------------------------
                                Name:          Sean M. O'Connell
                                Title:         Vice President


                                GUARANTEE RESERVE LIFE INSURANCE COMPANY
                                By: Advantus Capital Management, Inc.


                                By:       /s/  Sean M. O'Connell
                                --------------------------------
                                Name:          Sean M. O'Connell
                                Title:         Vice President


                                NATIONAL TRAVELERS LIFE COMPANY
                                By: Advantus Capital Management, Inc.


                                By:       /s/  Allen Steinkopf
                                ------------------------------
                                Name:          Allen Steinkopf
                                Title:         Vice President


                                MINNESOTA LIFE INSURANCE COMPANY
                                By: Advantus Capital Management, Inc.


                                By:       /s/  Allen Steinkopf
                                ------------------------------
                                Name:          Allen Steinkopf
                                Title:         Vice President


                                THE RELIABLE LIFE INSURANCE COMPANY
                                By: Advantus Capital Management, Inc.


                                By:       /s/  Allen Steinkopf
                                ------------------------------
                                Name:          Allen Steinkopf
                                Title:         Vice President



                                FEDERATED LIFE INSURANCE COMPANY
                                By: Advantus Capital Management, Inc.


                                By:       /s/  Allen Steinkopf
                                ------------------------------
                                Name:          Allen Steinkopf
                                Title:         Vice President


                                FEDERATED MUTUAL INSURANCE COMPANY
                                By: Advantus Capital Management, Inc.


                                By:       /s/  Allen Steinkopf
                                ------------------------------
                                Name:          Allen Steinkopf
                                Title:         Vice President


                                SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)


                                By:       /s/  John N. Whelihan
                                -------------------------------
                                Name:          John N. Whelihan
                                Title:         Vice President, U.S. Private
                                               Placements-For President

                                By:       /s/  Richard Gordon
                                -----------------------------
                                Name:          Richard Gordon
                                Title:         Vice President, U.S. Public
                                                Bonds-For Secretary



                                SUN LIFE ASSURANCE COMPANY OF CANADA


                                By:       /s/  John N. Whelihan
                                -------------------------------
                                Name:          John N. Whelihan
                                Title:         Vice President, U.S. Private
                                                  Placements - For President


                                By:       /s/  Richard Gordon
                                -----------------------------
                                Name:          Richard Gordon
                                Title:         Vice President, U.S. Public
                                                Bonds - For Secretary



                                SUN LIFE INSURANCE AND ANNUITY
                                COMPANY OF NEW YORK


                                By:       /s/  John N. Whelihan
                                -------------------------------
                                Name:          John N. Whelihan
                                Title:         Vice President, U.S. Private
                                                 Placements - For President


                                By:       /s/  Richard Gordon
                                -----------------------------
                                Name:          Richard Gordon
                                Title:         Vice President,U.S.Public Bonds-
                                                 For Secretary

                                GENERAL ELECTRIC CAPITAL ASSURANCE COMPANY (formerly known as Great Northern
                                Insured Annuity Corporation)


                                By:       /s/  Morian C. Mooers
                                -------------------------------
                                Name:          Morian C. Mooers
                                Title:         Investment Officer


                                THE LINCOLN NATIONAL LIFE INSURANCE COMPANY
                                By:  Delaware Lincoln Investment Advisors, a
                                     series of Delaware Management Business
                                     Trust, Attorney-in-Fact


                                By:       /s/  Annette M. Teders
                                --------------------------------
                                Name:          Annette M. Teders
                                Title:         Vice President

                                                                   SCHEDULE 3

                          EXCEPTIONS TO REPRESENTATIONS

None.

                                                                       EXHIBIT A

               [FORM OF OPINION OF SPECIAL COUNSEL TO THE COMPANY
                        AND THE RESTRICTED SUBSIDIARIES]

                                                                  EXHIBIT 4.5.1


                   FIFTH AMENDMENT TO REIMBURSEMENT AGREEMENT


         This FIFTH AMENDMENT TO REIMBURSEMENT AGREEMENT (this "Fifth Amendment") is made as of February 20, 2001, but effective nunc pro tunc as of December 30, 2000, and entered into by and between BIRMINGHAM STEEL CORPORATION, a corporation organized and existing under the laws of the State of Delaware (the "Company"), and PNC BANK, NATIONAL ASSOCIATION (the "Bank"), and amends that certain Reimbursement Agreement dated as of October 1, 1996, as amended to the date hereof, by and between the Company and PNC BANK, KENTUCKY, INC., the Bank's predecessor in interest (the Reimbursement Agreement, as amended to the date hereof, is hereinafter referred to as the "Existing Reimbursement Agreement").

                              W I T N E S S E T H :

         WHEREAS, the Company has requested the Bank to amend nunc pro tunc certain terms of the Existing Reimbursement Agreement; and

         WHEREAS, the Bank has agreed to consent to such amendment, all as more particularly set forth herein.

         NOW THEREFORE, in consideration of the foregoing premises, the mutual covenants and agreements contained herein and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, and with the intent to be legally bound hereby, the parties hereto agree as follows:


                                    ARTICLE I
                 AMENDMENTS TO EXISTING REIMBURSEMENT AGREEMENT

Section 1.01 Changes to Defined Terms. The following definitions are inserted in alphabetical order in Section 1.1 of the Existing Reimbursement Agreement:

                    "Fifth Amendment" means the Fifth Amendment to Reimbursement
               Agreement dated as of February 20, 2001, but effective nunc pro tunc as of December 30, 2000, by and between the Company and the Bank.

                    "Fifth Amendment Effective Date" means December 30, 2000.

                    "Eighth  Amendment to Credit  Agreement"  means that certain
               Eighth Amendment to Credit Agreement dated as of February 20, 2001, by and among the Company, the financial institutions party thereto and Bank of America, N.A., as successor to NationsBank, N.A. (South), as Agent.

Section 1.02 Amendment of Section 2.3. Section 2.3 of the Existing Reimbursement Agreement is hereby amended and restated in its entirety to read as follows:

         (a) The Company shall pay to the Bank a fee with respect to the Letter of Credit at a rate per annum equal to the Applicable Margin times the stated amount of the Letter of Credit based on a 365 day year and the actual number of days elapsed, payable quarterly in advance, on January 1, April 1, July 1 and October 1. The preceding notwithstanding, the additional one percent (1%) interest that is payable as a result of the Company's failure to consummate the sale of all of the SBQ Division (Memphis/Cleveland) on or before January 31, 2001 shall accrue and not be payable in cash (such deferred fee being referred to herein as the "Deferred Portion of the Fee") until the earliest of (i) the date that the sale of the SBQ Division is consummated, (ii) April 1, 2002, or
         (iii) the date of the acceleration of all sums due hereunder; and further provided, that after the payment in full in cash of the Deferred Portion of the Fee, the one percent (1%) referred to above shall be reduced to one-half percent (.50%), all of which shall be payable in cash quarterly along with all other letter of credit fees.

Section 1.03 Financial Covenants. Article 5 of the Existing Reimbursement Agreement is amended by amending and restating Subsections 5.18(a), 5.18(b), 5.18(c) and 5.18(f) to read as follows:

         Section 5.18      Financial Covenants. The Company shall not:

                  (a)      [Reserved]

                  (b) Minimum Consolidated EBITDA. Permit the aggregate amount of Consolidated EBITDA to be less than: (i) $40,177,000 for the four fiscal quarters ending March 31, 2001; (ii) $26,385,000 for the four fiscal quarters ending June 30, 2001; (iii) $28,237,000 for the four fiscal quarters ending September 30, 2001; (iv) $35,655,000 for the four fiscal quarters ending December 31, 2001; and (v) $35,655,000 for any four fiscal quarter period ending any time after December 31, 2001.

                  (c) Minimum Tangible Net Worth. Permit Consolidated Tangible Net Worth at any time to be less than (i) negative Fifty Million Dollars ($-50,000,000), plus (ii) fifty percent (50%) of Adjusted Net Income (only if greater than Zero Dollars ($0)) of the Company and its Subsidiaries on a consolidated basis for each fiscal quarter of the Company ending after December 31, 2000, minus (iii) the sum of the amounts by which Consolidated Tangible Net Worth was reduced (i.e., the amount by which stockholders' equity was reduced) after December 31, 2000 by any TNW Adjustment plus (iv) all of the Net Proceeds from each Equity Issuance by the Company after December 31, 2000.

                  (d) SBQ Minimum EBITDA. If the Cleveland Cessation Condition shall not have been satisfied on or prior to June 30, 2001, the Borrower will not permit the aggregate amount of SBQ Division EBITDA for any fiscal quarter ending on or after June 30, 2001 to be less than $1.00.

Section 1.04 No Other Amendments or Waivers. The amendments set forth in Sections 1.01 through 1.03 hereof do not either implicitly or explicitly alter, waive or amend, except as expressly provided in this Fifth Amendment, the provisions of the Existing Reimbursement Agreement. The execution and delivery of this Fifth Amendment does not and shall not constitute a reaffirmation or restatement of any of the provisions of Article 4 of the Existing Reimbursement Agreement. The amendments set forth in Sections 1.01 through 1.03 hereof do not amend or waive, now or in the future, compliance with any other covenant, term or condition to be performed or complied with nor do they impair any rights or remedies of the Bank under the Existing Reimbursement Agreement with respect to any such violation.


                                   ARTICLE II
                              CONDITIONS PRECEDENT

Section 2.01 Conditions Precedent. Each of the following shall be a condition precedent to the effectiveness of this Fifth Amendment:

     (a) receipt by the Bank of a fully executed counterpart original of this Fifth Amendment.

     (b) receipt by the Bank of copies of the fully-executed amendments to (or amendments and restatements of) each of the following agreements to be entered into as of the date hereof (the "Amendment Documents"):

                  (i)      the Credit Agreement;

                  (ii)     the 1993 Note Purchase Agreement; and

                  (iii)    the 1995 Note Purchase Agreement.

     (c) receipt by the Bank of copies of the fully-executed waivers to the Memphis Lease Agreement and the Memphis Equipment Indenture in form and substance satisfactory to the Bank;

     (d) receipt by the Bank (or its counsel) of a true and correct counterpart of an amendment to the Warrant Agreement, which amendment shall effect a reduction of the Exercise Price (as defined in the Warrant Agreement) of each of the Common Stock Purchase Warrants issued pursuant to the Warrant Agreement to a per share price of one cent ($.01) (subject to adjustment pursuant to the terms of such Common Stock Purchase Warrants), and which amendment shall be in form and substance satisfactory to the Bank and its counsel;

     (e) receipt by the Bank of evidence that the Agent has determined that the conditions precedent to the effectiveness of the Eighth Amendment to Credit Agreement have been satisfied or waived by the Agent;

     (f) receipt by the Bank of fully-executed copies of all corporate or other necessary action taken by the Borrower to authorize the execution, delivery and performance of this Fifth Amendment and the other Loan Documents being delivered in connection herewith, certified by the Secretary or Assistant Secretary of the Borrower.

     (g) receipt by the Bank of an opinion or opinions of counsel to the Borrower and the Restricted Subsidiaries, in form reasonably satisfactory to the Bank, regarding (i) the formation of the Borrower and each Guarantor, (ii) the authority of the Borrower and each Guarantor to execute, deliver and perform this Fifth Amendment, the Existing Reimbursement Agreement as amended by this Fifth Amendment, the other Loan Documents and Amendment Documents being executed and delivered in connection herewith (to the extent a party thereto), (iii) the enforceability of such Loan Documents and Amendment Documents under the laws of the State of Georgia or Alabama, as the case may be, (iv) whether the execution, delivery and performance by the Borrower and such Guarantor of such Loan Document and Amendment Documents violate certain specified agreements to which the Borrower or any Guarantor is a party and (v) such other matters as the Bank may reasonably request;

     (h) receipt by the Bank of all expenses payable by the Company to the Bank and its counsel and due on or prior to the effectiveness of the Fifth Amendment; and

     (i) receipt by the Bank of such other documents, agreements and instruments as the Bank may reasonably request.

Section 2.02 Fifth Amendment Effective Date. Upon completion of the conditions set forth in Section 2.01 of this Fifth Amendment, the effective date of this Fifth Amendment is deemed to be December 30, 2000, nunc pro tunc.


                                   ARTICLE III
                               GENERAL PROVISIONS

Section 3.01 References. All notices, communications, agreements, certificates, documents or other instruments executed and delivered after the execution and delivery of this Fifth Amendment in connection with the Existing Reimbursement Agreement, any of the other documents or the transactions contemplated thereby may refer to the Existing Reimbursement Agreement without making specific reference to this Fifth Amendment, but nevertheless all such references shall include this Fifth Amendment unless the context requires otherwise. From and after the Fifth Amendment Effective Date, all references in the Existing Reimbursement Agreement and each of the other documents to the Reimbursement
Agreement shall be deemed to be references to the Existing Reimbursement Agreement as amended hereby.

Section 3.02 Incorporation Into Existing Reimbursement Agreement. This Fifth Amendment is deemed incorporated into, and made a part of, the Existing Reimbursement Agreement. To the extent that any term or provision of this Fifth Amendment is or may be deemed expressly inconsistent with any term or provision of the Existing Reimbursement Agreement, the terms and provisions hereof shall control.

Section 3.03 Counterparts. This Fifth Amendment may be executed in different counterparts, each of which when executed by the Company and the Bank shall be regarded as an original, and all such counterparts shall constitute one Fifth Amendment.

Section 3.04 Capitalized Terms. Except for proper nouns and as otherwise defined herein, capitalized terms used herein as defined terms shall have the same meanings herein as are ascribed to them in the Existing Reimbursement Agreement, as amended hereby.

Section 3.05 Costs and Expenses. The Company will pay all costs and expenses of the Bank (including, without limitation, the reasonable fees and the disbursements of the Bank's counsel, Tucker Arensberg, P.C.) in connection with the preparation, execution and delivery of this Fifth Amendment and the other documents, instruments and certificates delivered in connection herewith.

Section 3.06 GOVERNING LAW. THIS FIFTH AMENDMENT AND THE RIGHTS AND OBLIGATIONS HEREUNDER SHALL BE CONSTRUED IN ACCORDANCE WITH AND GOVERNED BY THE LAWS OF THE COMMONWEALTH OF KENTUCKY WITHOUT REGARD TO THE PROVISIONS THEREOF REGARDING CONFLICTS OF LAW.

Section 3.07 Headings. The headings of the sections in this Fifth Amendment are for purposes of reference only and shall not be deemed to be a part hereof.

Section 3.08 Release of Claims. The Company, for itself and all of its predecessors, successors and assigns, does hereby fully, forever and completely release and discharge the Bank, and all of its employees, officers, directors, shareholders, affiliates, agents, attorneys, representatives, predecessors, successors and assigns, from any and all claims, demands, liabilities, and causes of action of any kind based on facts in existence prior to or as of the date hereof, whether known or unknown, which the Company may now have or may have had at any time heretofore or may have at any time hereafter, whether for contribution or indemnity or otherwise, and whether direct or indirect, fixed or contingent, liquidated or unliquidated, arising out of or related in any way to any of the following: (a) the Existing Reimbursement Agreement, this Fifth Amendment, the Omnibus Agreement, the Collateral Agency Agreement or any of the other Security Documents; (b) any of the transactions contemplated by the Existing Reimbursement Agreement or this Fifth Amendment, any of the Security Documents or any of the other Transaction Documents (as defined in the Omnibus Agreement); or (c) the exercise by the Bank of any of its rights and remedies under or in respect of the Existing Reimbursement Agreement, this Fifth Amendment, any of the other Security Documents or any of the other Transaction Documents, whether such rights or remedies are provided for in the Existing Reimbursement Agreement, this Fifth Amendment any other Security Document or any other Transaction Document, or under Applicable Law or otherwise.

Section 3.09 Severability. If any provision of this Fifth Amendment shall be determined to be invalid, then only such provision shall be invalid and all other provisions of this Fifth Amendment shall remain effective and binding.

Section 3.10 Representations and Warranties. The Company hereby represents and warrants that (a) all of its representations and warranties in the Existing Reimbursement Agreement are true and correct; (b) no Default or Event of Default exists under the Existing Reimbursement Agreement; and (c) this Fifth Amendment has been duly authorized, executed and delivered and the Existing Reimbursement Agreement, as amended hereby, constitutes its legal, valid and binding obligation, enforceable in accordance with its terms.

Section 3.11 Confirmation. Except as amended hereby, the terms and provisions of the Existing Reimbursement Agreement remain unchanged and in full force and effect. Except as expressly provided herein, this Fifth Amendment shall not constitute an amendment, waiver, consent or release with respect to any provision of the Existing Reimbursement Agreement, a waiver of any Default or Event of Default thereunder, or a waiver or release of any of the Bank's rights and remedies (all of which are hereby reserved).

Section 3.12      Indemnification.

         (a) The Company shall and hereby agrees to indemnify, defend and hold harmless the Bank and its directors, trustees, officers, shareholders, agents, employees and counsel (each referred to herein as an "Indemnified Party") from and against any and all losses, claims, damages, liabilities, deficiencies, judgments or expenses of every kind and nature (including, without limitation, amounts paid in settlement, court costs and the fees and disbursements of counsel incurred in connection with any litigation, investigation, claim or proceeding or any advice rendered in connection therewith) (the foregoing items referred to herein as "Claims and Expenses") incurred by an Indemnified Party arising out of or by reason of any suit, cause of action, claim, arbitration, investigation or settlement, consent decree or other proceeding (the foregoing referred to herein as an "Indemnity Proceeding") which arise out of, or are in any way related directly or indirectly to: (i) the Agreement, this Fifth Amendment, the Omnibus Agreement, the Collateral Agency Agreement or the Loan Documents or the transactions contemplated thereby; (ii) the issuance of Letter of Credit under the Agreement, (iii) any actual or proposed use by the Borrower of the proceeds of the Bonds; (iv) the Bank's entering into, or benefiting from, the Agreement, this Fifth Amendment, the Omnibus Agreement, the Collateral Agency Agreement or the Loan Documents; (v) the fact that the Company established the credit facility evidenced by the Agreement in favor of the Company; (vi) the fact that the Bank is creditor of the Company and has or are alleged to have information regarding the financial condition, strategic plans or business operations of the Company and the Subsidiaries; (vii) the fact that the Bank is a material creditor of the Company and is alleged to influence directly or indirectly the business decisions or affairs of the Company and the Subsidiaries or their financial condition; (viii) the exercise of any right or remedy the Bank may have under the Agreement, this Fifth Amendment, the Omnibus Agreement, the Collateral Agency Agreement or the other related documents; provided, however, that the Company shall not be obligated to indemnify any Indemnified Party for any acts or omissions of such Indemnified Party in connection with matters described in this subparagraph (viii) that constitute gross negligence or willful misconduct; (ix) any violation or non-compliance by the Company or any Subsidiary of any Applicable Law (including any Environmental
Law) including, but not limited to, any Indemnity Proceeding commenced by (A) the Internal Revenue Service or state taxing authority or (B) any Governmental Authority or other Person under any Environmental Law, including any Indemnity Proceeding commenced by a Governmental Authority or other Person seeking remedial or other action to cause the Company or its Subsidiaries (or its respective properties) (or the Bank as successors to the Company) to be in compliance with such Environmental Laws.

         (b) This indemnification shall apply to all Indemnity Proceedings arising out of, or related to, the foregoing whether or not an Indemnified Party is a named party in such Indemnity Proceeding. In this connection, this indemnification shall cover all costs and expenses of any Indemnified Party in connection with any deposition of any Indemnified Party or compliance with any subpoena (including any subpoena requesting the production of documents). This indemnification shall, among other things, apply to any Indemnity Proceeding commenced by other creditors of the Company or any Subsidiary, any shareholder, member or other equity holder of the Company or any Subsidiary (whether such shareholder, member or other equity holder is prosecuting such Indemnity
Proceeding in their individual capacity or derivatively on behalf of the Company), any account debtor of the Company or any Subsidiary or by any Governmental Authority.

         (c) This indemnification shall apply to any Indemnity Proceeding arising during the pendency of any bankruptcy proceeding filed by or against the Company and/or any Subsidiary.

         (d) An Indemnified Party may conduct its own investigation and defense of, and may formulate its own strategy with respect to, any Indemnity Proceeding covered by this Section and, as provided above, all costs and expenses incurred by the Indemnified Party shall be reimbursed by the Company if (i) such investigation and defense has been specifically authorized in writing by the Company, or (ii) the named parties to any Indemnity Proceeding (including any impleaded parties) include both the Company and such Indemnified Party and representation of both the Company and such Indemnified Party by the same counsel would be inappropriate due to actual or potential conflicts of interests. No action taken by legal counsel chosen by an Indemnified Party in investigating or defending against any such Indemnity Proceeding shall vitiate or in any way impair the obligations and duties of the Company hereunder to indemnify and hold harmless each such Indemnified Party; provided, however, that
(i) if the Company is required to indemnify an Indemnified Party pursuant hereto and (ii) the Company has provided evidence reasonably satisfactory to such Indemnified Party that the Company has the financial wherewithal to reimburse such Indemnified Party for any amount paid by such Indemnified Party with respect to such Indemnity Proceeding, such Indemnified Party shall not settle or compromise any such Indemnity Proceeding without the prior written consent of the Company (which consent shall not be unreasonably withheld or delayed).

         (e) If and to the extent that the obligations of the Company hereunder are unenforceable for any reason, the Company hereby agrees to make the maximum contribution to the payment and satisfaction of such obligations which is permissible under Applicable Law.

         (f) The Company's obligations hereunder shall survive any termination of the Agreement, this Fifth Amendment, the Omnibus Agreement, the Collateral
Agency Agreement and the related documents and the payment in full of the Company Obligations, and are in addition to, and not in substitution of, any other of their obligations set forth in the Agreement this Fifth Amendment, the Omnibus Agreement, the Collateral Agency Agreement or any of the related documents to which it is a party.

         (g) Notwithstanding the foregoing, the Company shall have no obligation to any Indemnified Party under the provisions of this Section 3.12 with respect to Claims and Expenses incurred or arising after the date (the "Cutoff Date") five years following the indefeasible payment in full of all of the Company Obligations and termination of the Agreement, this Fifth Amendment, the Omnibus Agreement, the Collateral Agency Agreement and the other related documents in accordance with their terms; provided, however, the foregoing limitation shall not apply to Claims and Expenses (i) in respect of which an Indemnified Party has specifically made written demand for indemnification under this Section 3.12 prior to the Cutoff Date or (ii) relating to alleged criminal acts of the Company, any Subsidiary, or any of their respective officers, directors, employees and agents or claims that the Company or any of its Subsidiaries (x) did not have the power and authority to enter into and perform their obligations under this Fifth Amendment, the Omnibus Agreement, the Collateral Agency Agreement and the other related documents or (y) acted wrongfully in entering into and performing their obligations under the Agreement, this Fifth Amendment, the Omnibus Agreement, the Collateral Agency Agreement and the other related documents.

                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

         IN WITNESS WHEREOF, the parties hereto, with the intent to be legally bound hereby, have caused this Fifth Amendment to Reimbursement Agreement to be duly executed by their respective proper and duly authorized officers as a document under seal, as of the day and year first above written, but is deemed effective as of December 30, 2000, nunc pro tunc.

--------------------------------------------------------------------------------

ATTEST:                                BIRMINGHAM STEEL CORPORATION

By:     /s/   Patricia B. Foshee       By:    /s/   J. Daniel Garrett    (SEAL)
        ----------------------------         ------------------------
Name:         Patricia B. Foshee       Name:        J. Daniel Garrett
Title:        Treasurer                Title:       Chief Financial Officer

(Birmingham Steel Corporation Seal)
                                       PNC BANK, NATIONAL ASSOCIATION

                                       By:     /s/   Martin E. Mueller  (SEAL)
                                               ---------------------------
                                       Name:         Martin E. Mueller
                                       Title:        Vice President

                                                                  EXHIBIT 4.6.1



                          BIRMINGHAM STEEL CORPORATION
                          ----------------------------

                      AMENDMENT NO. 1 TO WARRANT AGREEMENT
                      ------------------------------------




                          Dated as of February 20, 2001


                          BIRMINGHAM STEEL CORPORATION.

                      AMENDMENT NO. 1 TO WARRANT AGREEMENT

                                                      As of February 20, 2001

To each of the Current Warrantholders Named in Annex 1 hereto:

Ladies and Gentlemen:

     Birmingham Steel Corporation, a Delaware corporation (together with any successors and assigns, the "Company"), hereby agrees with each of you as follows:

1. PRIOR ISSUANCE OF WARRANTs, ETC.
-----------------------------------

     The Company issued and sold to the Warrantholders Common Stock Purchase Warrants evidencing rights to purchase from the Company 3,000,000 shares of Common Stock in the aggregate (subject to adjustment as provided therein) (the "Warrants", such term to include any such Warrants issued in substitution therefor, pursuant to Section 9.3 of the Warrants or otherwise, and any Warrants held by any transferee of any of the Warrants) pursuant to the Warrant Agreement dated as of May 15, 2000, between the Company and the Warrantholders named in Annex 1 thereto (the "Existing Warrant Agreement" and, as may be amended pursuant to this Agreement and as may be further amended, restated or otherwise modified from time to time, the "Warrant Agreement"). All of the Warrants remain outstanding and in effect. The register kept by the Company for the registration and transfer of the Warrants indicates that each of the Persons named in Annex 1 hereto (collectively, the "Current Warrantholders") is currently a holder of Warrants to purchase the aggregate number of shares of common stock of the Company indicated in such Annex.

2. REQUEST FOR CONSENT TO AMENDMENTS
------------------------------------

     The Company requests that each of the Current Warrantholders agree to the amendments to the Existing Warrant Agreement provided for by this Agreement (collectively, the "Amendments").


3.REPRESENTATIONS AND WARRANTIES OF THE COMPANY
-----------------------------------------------

     3.1. Restrictions.

     Neither the Company nor any Subsidiary is a party to any contract or agreement that restricts its right or ability to issue Capital Stock, or Rights in respect of Capital Stock, of the Company, as the case may be, other than the agreements listed on Part 1 of Schedule I to the Existing Warrant Agreement, none of which restricts the amendments set forth herein or the execution and delivery of, or the compliance with, this Agreement by the Company.



     3.2. Authorization and Enforceability of Amendments.

          (a) The execution and delivery by the Company of this Agreement and compliance by the Company with all of the provisions of this Agreement:

               (i) are within the corporate powers of the Company; and

               (ii) are legal and do not conflict with, result in any breach of any of the provisions of, constitute a default under, or result in the creation of any lien upon any property of the Company or any Subsidiary under the provisions of:

                    (A) any agreement, charter instrument, bylaw or other instrument to which the Company or any Subsidiary is a party or by which the Company or any Subsidiary is or may be bound;

                    (B) any  order,  judgment,  decree,  or ruling of any court, arbitrator or governmental authority applicable to the Company or any of its Property; or

                    (C)  any  statute  or  other  rule  or   regulation  of  any
               governmental authority applicable to the Company or any of its Property.

          (b) The Company has duly authorized by all necessary action on its part the execution and delivery of, and the compliance with the terms of, this Agreement. This Agreement has been executed and delivered by one or more duly authorized officers of the Company, and constitutes a legal, valid and binding obligation of the Company enforceable in accordance with its terms, except that the enforceability thereof may be limited by applicable bankruptcy, reorganization, arrangement, insolvency, moratorium, or other similar laws affecting the enforceability of creditors' rights generally and subject to the availability of equitable remedies.

     3.3. Governmental Consent.

          (a) Neither the nature of the Company nor any of its businesses or Properties, nor any relationship between the Company and any other Person, nor any circumstance in connection with the execution and delivery of this Agreement nor the performance of the obligations of the Company hereunder is such as to require a consent, approval or authorization of, or pre-filing, registration or qualification with, any governmental authority on the part of the Company as a condition thereto.

          (b) Neither the execution and delivery of this Agreement nor the performance of the obligations of the Company hereunder:

               (i) is subject to regulations under the Investment Company Act of 1940, as amended, the Public Utility Holding Company Act of 1935, as amended, the Transportation Acts of the United States of America (49 U.S.C.), as amended, or the Federal Power Act, as amended; or

               (ii) violates any provision of any statute or other rule or regulation of any governmental authority applicable to the Company.

4. AMENDMENTS
-------------
     4.1. Amendments to Existing Warrant Agreement and Warrants.

     Subject to Section 4.2, the Existing Warrant Agreement is hereby amended as follows:

          (a) Section 2.01 of the Existing Warrant Agreement is amended by deleting the words "price per share of three dollars ($3.00)" and substituting therefor the words "price per share of one cent ($0.01)".

          (b) The form of Warrant Certificate attached to the Existing Warrant Agreement as Exhibit A is hereby amended by changing the words "price per share of $3.00" in the first paragraph thereof to "price per share of $0.01".

          (c) Each of the Warrants issued pursuant to the Existing Warrant Agreement is hereby amended by changing the words "price per share of $3.00" in the first paragraph thereof to "price per share of $0.01". Subject to Section 4.2, the amendment of the Warrants set forth in this subsection (c) shall be effective automatically and regardless of whether any replacement Warrant is issued to reflect such amendment. However, within ten (10) days after a written request therefor from any Warrantholder at any time, the Company shall issue to such Warrantholder, with respect to each Warrant held by such Warrantholder, a replacement Warrant of like tenor and date, which reflects the amendment made herein. Upon issuance of any such replacement Warrant, the Warrant replaced by it shall be void and shall be promptly surrendered by the Warrantholder to the Company.

          (d) The following Section 5.07 is added immediately after Section 5.06 of the Existing Warrant Agreement:

               ss.5.07. Prohibited Actions. The Company will not, by amendment of its certificate of incorporation or through any consolidation, merger, reorganization, transfer of assets, dissolution, issuance or sale of securities or any other voluntary action, avoid the observance or performance of any of the terms of the Warrants or this Agreement. Without limiting the generality of the foregoing, the Company (a) will not permit the par value of any shares of Common Stock receivable upon the exercise of the Warrants to exceed the amount payable therefor upon such exercise, (b) will take all such action as may be necessary or appropriate in order that the Company may validly and legally issue fully paid and nonassessable shares of Common Stock on the exercise of the Warrants from time to time outstanding, and (c) will not take any action which results in any adjustment of the Exercise Price if the total number of shares of Common Stock (or other Acquired Equity Interests) issuable after the action upon the exercise of all of the Warrants would exceed the total number of shares of Common Stock (or other Acquired Equity Interests) then authorized by the Company's certificate of incorporation and available for the purpose of issue upon such exercise.

     4.2. Effectiveness of Amendments

     The  Amendments  contemplated  by Section  4.1 shall,  in  accordance  with
Section 9.03 of the Existing Warrant Agreement become effective (the "Effective Date"), if at all, at such time as the Company and the Current Warrantholders shall have indicated their written consent to such Amendments by executing and delivering the applicable counterparts of this Agreement. It is understood that any Current Warrantholder may withhold its consent for any reason or for no reason. It is also understood that the granting of consent hereto by the Company is contingent upon (a) BSE and the lenders under the Loan Agreement entering into a First Amendment to the Loan Agreement contemporaneously herewith, and (b) the Company and the noteholders under each of the Note Purchase Agreements entering into a Third Amendment to each of such Note Purchase Agreements contemporaneously herewith.

     4.3. No Other Amendments; Confirmation.

     Except as expressly provided herein, (a) no terms or provisions of any agreement are modified or changed by this Agreement, (b) the terms of this Agreement shall not operate as a waiver by any Current Warrantholder of, or otherwise prejudice any Current Warrantholder's rights, remedies or powers under, the Existing Warrant Agreement or any other agreement or under any applicable law and (c) the terms and provisions of the Existing Warrant
Agreement and each other agreement between the Company and any of the Warrantholders shall continue in full force and effect.

5. DEFINED TERMS
----------------

     Capitalized terms used herein and not otherwise defined have the meanings ascribed to them in the Existing Warrant Agreement.

6. EXPENSES
-----------

     Whether or not the Amendments become effective, the Company will promptly (and in any event within thirty (30) days of receiving any statement or invoice therefor) pay all fees, expenses and costs relating to this Agreement, including, but not limited to, (a) the cost of reproducing this Agreement and the other documents delivered in connection herewith and (b) the reasonable fees and disbursements of the Current Warrantholders' respective special counsel incurred in connection with the preparation, negotiation and delivery of this Agreement. This Section 6 shall not be construed to limit the Company's obligations under any other agreement between the Company and any of the Warrantholders.

7. MISCELLANEOUS
----------------

     7.1. Part of Warrant Agreement, Future References, etc.

     This Agreement shall be construed in connection with and as a part of each of the Warrant Agreement and, except as expressly amended by this Agreement, all terms, conditions and covenants contained in the Warrant Agreement are hereby ratified and shall be and remain in full force and effect. Any and all notices, requests, certificates and other instruments executed and delivered after the execution and delivery of this Agreement may refer to the Warrant Agreement without making specific reference to this Agreement, but nevertheless all such references shall include this Agreement unless the context otherwise requires.

     7.2. Governing Law.

     THIS AGREEMENT SHALL BE GOVERNED BY, AND CONSTRUED AND ENFORCED IN ACCORDANCE WITH, THE LAW OF THE STATE OF DELAWARE, UNITED STATES OF AMERICA, EXCLUDING CHOICE-OF-LAW PRINCIPLES OF THE LAW OF SUCH STATE THAT WOULD REQUIRE THE APPLICATION OF THE LAWS OF A JURISDICTION OTHER THAN SUCH STATE.

     7.3. Duplicate Originals, Execution in Counterpart.

     Two (2) or more duplicate originals hereof may be signed by the parties, each of which shall be an original but all of which together shall constitute one and the same instrument. This Agreement may be executed in one or more counterparts and shall become effective at the time provided in Section 4.4 hereof, and each set of counterparts that, collectively, show execution by the Company and each consenting Current Warrantholder shall constitute one duplicate original.

 [Remainder of page intentionally left blank; next page is signature page.]

     If this Agreement is satisfactory to you, please so indicate by signing the applicable acceptance on a counterpart hereof and returning such counterpart to the Company, whereupon this Agreement shall become binding among the Company and you in accordance with its terms.

                                Very truly yours,

                                BIRMINGHAM STEEL CORPORATION

                                By:       /s/  J. Daniel Garrett
                                          ----------------------
                                Name:          J. Daniel Garrett
                                Title:         Chief Financial Officer

                                BANKS:

                                BANK OF AMERICA, N.A., as Agent and as a Lender

                                By:       /s/  Jay T. Wampler
                                          -------------------
                                Name:          Jay T. Wampler
                                Title:         Managing Director


                                PNC BANK, NATIONAL ASSOCIATION

                                By:       /s/  Martin E. Mueller
                                          ----------------------
                                Name:          Martin E. Mueller
                                Title:         Vice President

        The Bank of Nova Scotia's undersigned approval of this First Amendment to Warrant Agreement is expressly limited to only those provisions which require the written consent of all of the Lenders.

                                THE BANK OF NOVA SCOTIA

                                By:       /s/  Daniel A. Costigan
                                          -----------------------
                                Name:          Daniel A. Costigan
                                Title:         Director

                                THE BANK OF TOKYO - MITSUBISHI, LTD

                                By:       /s/  Eugene Nostrame
                                          --------------------
                                Name:          Eugene Nostrame
                                Title:         Attorney-in-fact


                                CIBC INC.

                                By:       /s/  Ronald E. Spitzer
                                          ----------------------
                                Name:          Ronald E. Spitzer
                                Title:         Executive Director
                                               CIBC, Inc. as Agent



                               AMSOUTH BANK

                                By:       /s/  Rex Hamilton
                                          -----------------
                                Name:          Rex Hamilton
                                Title:         Commercial Banking Officer

                                DG BANK DEUTSCHE GENOSSENSCHAFTSBANK,
                                 CAYMAN ISLAND BRANCH

                                By:       /s/  Gary P. Franke
                                          -------------------
                                Name:          Gary P. Franke
                                Title:         Vice President

                                By:       /s/  Kurt A. Morris
                                          -------------------
                                Name:          Kurt A. Morris
                                Title:         Vice President



                                BANK ONE, NA

                                By:       /s/  Richard Babcock
                                          --------------------
                                Name:          Richard Babcock
                                Title:         Vice President



                                The Sanwa Bank, Limited

                                By:       /s/ John T. Feeney
                                          ------------------
                                Name:         John T. Feeney
                                              Vice President


                                UBS AG, STAMFORD BRANCH

                                By:       /s/  Carlos Junquera
                                          --------------------
                                Name:          Carlos Junquera
                                Title:         Associate Director
                                               Recovery Management

                                By:       /s/  Thomas R. Salzano
                                          ----------------------
                                Name:          Thomas R. Salzano
                                Title:         Director
                                               Banking Products Services, US


                                CFE, INC

                                By:       /s/  Clifford M. Warren
                                          -----------------------
                                Name:          Clifford M. Warren
                                Title:         VP


                                PRINCIPAL LIFE INSURANCE COMPANY

                                By: Principal Capital Management, LLC,
                                (f/k/a) Principal Mutual Life Insurance Company
                                    a Delaware limited liability company,
                                    its authorized signatory

                                By:       /s/  Debra Svoboda Epp
                                          ----------------------
                                Name:          Debra Svoboda Epp
                                Title:         Counsel

                                By:       /s/  Clint Woods
                                          ----------------
                                Name:          Clint Woods
                                Title:         Counsel


                                PRINCIPAL LIFE INSURANCE COMPANY, ON BEHALF
                                  OF ONE OR MORE SEPARATE ACCOUNTS

                                By: Principal Capital Management, LLC,
                                    a Delaware limited liability company,
                                    its authorized signatory

                                By:       /s/  Debra Svoboda Epp
                                          ----------------------
                                Name:          Debra Svoboda Epp
                                Title:         Counsel

                                By:       /s/  Clint Woods
                                          ----------------
                                Name:          Clint Woods
                                Title:         Counsel


                                The Canada Life Assurance Company
                                (J. Romeo & Co. as nominee)

                                By:       /s/  Barbara J. Walsh
                                          ---------------------
                                Name:          Barbara J. Walsh
                                Title:         Partner


                                Canada Life Insurance Company of America
                                (J. Romeo & Co. as nominee)

                                By:       /s/  Barbara J. Walsh
                                          ---------------------
                                Name:          Barbara J. Walsh
                                Title:         Partner


                                Canada Life Insurance Company of New York
                                (J. Romeo & Co. as nominee)

                                By:       /s/  Barbara J. Walsh
                                          ---------------------
                                Name:          Barbara J. Walsh
                                Title:         Partner


                                GENERAL ELECTRIC  CAPITAL  ASSURANCE
                                COMPANY  (formerly  known  as  Great
                                Northern       Insured       Annuity
                                Corporation)

                                By:       /s/  Morian C. Mooers
                                          ---------------------
                                Name:          Morian C. Mooers
                                Title:         Investment Officer


                                COLUMBIAN MUTUAL LIFE INSURANCE COMPANY

                                By:       /s/  Lance A. Bowe
                                          ------------------
                                Name:          Lance A. Bowe
                                Title:         Chief Investment Officer



                                JEFFERSON PILOT FINANCIAL INSURANCE COMPANY, Successor in interest to Alexander Hamilton Life Insurance Company of America

                                By:       /s/  Robert E. Whalen, II
                                          -------------------------
                                Name:          Robert E. Whaley, II
                                Title:         Vice President


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


                                THE EQUITABLE LIFE ASSURANCE SOCIETY
                                OF THE UNITED STATES

                                By:       /s/  Robert Bayer
                                          -----------------
                                Name:          Robert Bayer
                                Title:         Investment Officer


                                SUN LIFE ASSURANCE COMPANY OF CANADA

                                By:       /s/  John N. Whelihan
                                          ---------------------
                                Name:          John N. Whelihan
                                Title:         Vice President, U.S. Private
                                               Placements - for President

                                By:       /s/  Richard Gordon
                                          -------------------
                                Name:          Richard Gordon
                                Title:         Vice President-U.S.Public Bonds-
                                               for Secretary

                                SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

                                By:       /s/  John N. Whelihan
                                          ---------------------
                                Name:          John N. Whelihan
                                Title:         Vice President, U.S.Private
                                               Placements - for President

                                By:       /s/  Richard Gordon
                                          -------------------
                                Name:          Richard Gordon
                                Title:         Vice President - U.S. Public
                                               Bonds - for Secretary

                                SUN LIFE INSURANCE AND ANNUITY COMPANY
                                   OF NEW YORK

                                By:       /s/  John N. Whelihan
                                          ---------------------
                                Name:          John N. Whelihan
                                Title:         Vice President, U.S. Private
                                               Placements - for President

                                By:       /s/  Richard Gordon
                                          -------------------
                                Name:          Richard Gordon
                                Title:         Vice President - U.S. Public
                                               Bonds -for Secretary


                                CENTURY IDEMNITY COMPANY
                                By CIGNA Investments, Inc.,its authorized agent

                                By:       /s/  Stephen H. Wilson
                                          ----------------------
                                Name:          Stephen H. Wilson
                                Title:         Managing Director


                                ACE PROPERTY AND CASUALTY INSURANCE COMPANY
                                By CIGNA Investment, Inc., its authorized agent

                                By:       /s/  Stephen H. Wilson
                                          ----------------------
                                Name:          Stephen H. Wilson
                                Title:         Managing Director


                                LIFE INSURANCE COMPANY OF NORTH AMERICA
                                By CIGNA Investments, Inc., its authorized agent

                                By:       /s/  Stephen H. Wilson
                                          ----------------------
                                Name:          Stephen H. Wilson
                                Title:         Managing Director


                               CONNECTICUT GENERAL LIFE INSURANCE COMPANY
                               By:  CIGNA Investments, Inc., its authorized
                                    agent

                               By:       /s/   Stephen H. Wilson
                                         -----------------------
                               Name:           Stephen H. Wilson
                               Title:          Managing Director



                                PROVIDENT MUTUAL LIFE INSURANCE COMPANY

                                By:       /s/  James D. Kestner
                                          ---------------------
                                Name:          James D. Kestner
                                Title:         Vice President

                                THE NORTHWESTERN MUTUAL LIFE
                                INSURANCE COMPANY

                                By:       /s/  David A. Barras
                                          --------------------
                                Name:          David A. Barras
                                Title:         Its Authorized Representative


                                GREAT-WEST LIFE & ANNUITY INSURANCE
                                COMPANY

                                By:       /s/  Wayne T. Hoffman
                                          ---------------------
                                Name:          Wayne T. Hoffman
                                Title:         Senior Vice President-Investments

                                By:       /s/  James G. Lowery
                                          --------------------
                                Name:          James G. Lowery
                                Title:         Assistant Vice President -
                                               Investments



                                PHOENIX HOME LIFE MUTUAL INSURANCE
                                COMPANY

                                By:       /s/  Christopher Wilkos
                                          -----------------------
                                Name:          Christopher Wilkos
                                Title:         Vice President, Corporate
                                                 Portfolio Management


                                AMERICAN UNITED LIFE INSURANCE COMPANY

                                By:       /s/  Christopher D. Pahlke
                                          --------------------------
                                Name:          Christopher D. Pahlke
                                Title:         Vice President

                                THE STATE LIFE INSURANCE COMPANY
                                By American United Life Insurance Company,
                                    Its Agent

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


                                PIONEER MUTUAL LIFE INSURANCE COMPANY
                                By:  American United Life Insurance Company,
                                    Its Agent

                                By:       /s/  Christopher D. Pahlke
                                          --------------------------
                                Name:          Christopher D. Pahlke
                                Title:         Vice President


                                AMERITAS LIFE INSURANCE CORP.
                                By: Ameritas Investment Advisors Inc., as Agent

                                By:       /s/  Patrick J. Henry
                                          ---------------------
                                Name:          Patrick J. Henry
                                Title:         Vice President - Fixed Income
                                                 Securities


                                ACACIA LIFE INSURANCE COMPANY
                                By Ameritas Investment Advisors, Inc., as Agent


                                By:       /s/  Patrick J. Henry
                                          ---------------------
                                Name:          Patrick J. Henry
                                Title:         Vice President - Fixed Income
                                                  Securities

                                THE GREAT-WEST LIFE ASSURANCE COMPANY


                                By:       /s/  W. J. Sharman
                                          ------------------
                                Name:          W. J. Sharman
                                Title:         Vice-President, Bond Investments


                                By:       /s/  P. G. Munro
                                          ----------------
                                Name:          P. G. Munro
                                Title:         Executive Vice-President & Chief
                                                 Investment Officer


                                NATIONWIDE LIFE INSURANCE COMPANY


                                By:       /s/  Mark W. Poeppelman
                                          -----------------------
                                Name:          Mark W. Poeppelman
                                Title:         Associate Vice President


                                MINNESOTA LIFE INSURANCE COMPANY
                                By: Advantus Capital Management, Inc.


                                By:       /s/  Joseph Gogola
                                          ------------------
                                Name:          Joseph Gogola
                                Title:         Vice President


                                FEDERATED MUTUAL INSURANCE COMPANY
                                By: Advantus Capital Management, Inc.

                                By:       /s/  Joseph Gogola
                                          ------------------
                                Name:          Joseph Gogola
                                Title:         Vice President

                                FEDERATED LIFE INSURANCE COMPANY
                                By: Advantus Capital Management, Inc.

                                By:       /s/  Loren Haugland
                                          -------------------
                                Name:          Loren Haugland, Vice President
                                Title:


                                THE RELIABLE LIFE INSURANCE COMPANY
                                By: Advantus Capital Management, Inc.


                                By:       /s/  Loren Haugland
                                          -------------------
                                Name:          Loren Haugland, Vice President
                                Title:


                                NATIONAL TRAVELERS LIFE COMPANY
                                By: Advantus Capital Management, Inc.


                                By:       /s/  Loren Haugland
                                          -------------------
                                Name:          Loren Haugland, Vice President
                                Title:


                                GUARANTEE RESERVE LIFE INSURANCE COMPANY
                                By: Advantus Capital Management, Inc.


                                By:       /s/  Loren Haugland
                                          -------------------
                                Name:          Loren Haugland, Vice President
                                Title:

                                MTL INSURANCE COMPANY
                                By: Advantus Capital Management, Inc.


                                By:       /s/  Loren Haugland
                                          -------------------
                                Name:          Loren Haugland, Vice President
                                Title:

                                PROTECTED HOME MUTUAL LIFE INSURANCE COMPANY
                                By:  Advantus Capital Management, Inc.

                                By:       /s/  Loren Haugland
                                          -------------------
                                Name:          Loren Haugland, Vice President
                                Title:


                                COLORADO BANKERS LIFE INSURANCE COMPANY
                                By:  Advantus Capital Management, Inc.


                                By:       /s/  Loren Haugland
                                          -------------------
                                Name:          Loren Haugland, Vice President
                                Title:


                                THE CATHOLIC AID ASSOCIATION
                                By:  Advantus Capital Management, Inc.


                                By:       /s/  Loren Haugland
                                          -------------------
                                Name:          Loren Haugland, Vice President
                                Title:

                                FARM BUREAU LIFE INSURANCE COMPANY OF
                                MICHIGAN
                                By:  Advantus Capital Management, Inc.


                                By:       /s/  Joseph Gogola
                                          ------------------
                                Name:          Joseph Gogola
                                Title:         Vice President


                                BERKSHIRE LIFE INSURANCE COMPANY


                                By:       /s/  Ellen I. Whittaker
                                          -----------------------
                                Name:          Ellen I. Whittaker
                                Title:         Senior Investment Officer


                                THE LINCOLN NATIONAL LIFE INSURANCE COMPANY
                                By:  Delaware Lincoln Investment Advisors,
                                     a series of Delaware Management Business
                                     Trust, Attorney-in-Fact

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


                                TEACHERS INSURANCE AND ANNUITY
                                ASSOCIATION OF AMERICA

                                By:       /s/  Roi G. Chandy
                                          ------------------
                                Name:          Roi G. Chandy
                                Title:         Director, Special Situations

                                J. ROMEO & CO. as nominee for MONY LIFE
                                INSURANCE COMPANY

                                By:       /s/  Peter Coccia
                                          -----------------
                                Name:          Peter Coccia
                                Title:         Partner

                                                                 EXHIBIT 10.23.7


                                                                  Execution Copy

                      EIGHTH AMENDMENT TO CREDIT AGREEMENT


     THIS EIGHTH AMENDMENT TO CREDIT AGREEMENT dated as of February 20, 2001 (this "Amendment"), by and among Birmingham Steel Corporation (the "Borrower"), each of the financial institutions party hereto, and BANK OF AMERICA, N.A., successor to NationsBank, N.A. (South), as Agent (the "Agent").

     WHEREAS, the Borrower, the Lenders, the Swingline Lender and the Agent have entered into that certain Credit Agreement dated as of March 17, 1997, as amended as of June 23, 1998, as of September 30, 1998, as of July 27, 1999, as of September 28, 1999, as of October 12, 1999, as of November 12, 1999, and as of May 15, 2000 (as so amended, the "Credit Agreement"); and

     WHEREAS, the Borrower, the Agent, the Lenders and the Swingline Lender desire to amend the Credit Agreement upon the terms and conditions set forth herein;

     NOW, THEREFORE, for good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged by all of the parties hereto, all of the parties hereto agree as follows:

     Section 1. Amendments to Credit Agreement. Subject to the terms and conditions hereof, including without limitation, satisfaction of the conditions contained in Section 2, the parties hereto agree that the Credit Agreement is amended as follows:

     (a) The Credit Agreement is amended by deleting from Section 1.1 the definition of the term "Termination Date" in its entirety and substituting in its place the following:

                  "Termination Date" means April 1, 2002.

     (b) The Credit Agreement is hereby amended by adding to Section 1.1. the definition of the following term in the appropriate alphabetical order:

                  "Eighth Amendment Date" means the date on which all of the conditions precedent set forth in Section 3 of the Eighth Amendment to Credit Agreement dated as of February 20, 2001 by and among the parties hereto, have been satisfied or waived in writing by the Requisite Lenders.

     (c) The Credit Agreement is hereby amended by adding the following to the end of Section 2.5(b):

         Notwithstanding the foregoing, (x) until the Agent has received evidence reasonably satisfactory to it that the sale of all of the SBQ Division (Memphis/Cleveland) shall have been consummated, any additional interest which accrues as a result of application of the second sentence of the definition of the term "Applicable Margin" shall only be due and payable upon the consummation of such sale or the date on which all Loans are due and payable in full, whichever shall occur first, and (y) once the Agent has received evidence reasonably satisfactory to it that such sale has been consummated, then interest which accrues as a result of application of the second sentence of the definition of the term "Applicable Margin" shall be payable as otherwise provided in this subsection.

     (d) The Credit Agreement is amended by deleting clause (ii) of Section 2.8.(b) in its entirety and substituting in its place the following:

               (ii) Outstandings in Excess of Amount Limitations. Notwithstanding the first sentence of Section 2.1.(a) or Section 2.14., the Borrower agrees that at no time shall it permit the aggregate Outstanding Credit to exceed $290,000,000 (the "Amount Limitation"). If at any time the Outstanding Credit shall exceed the Amount Limitation, the Borrower shall immediately pay to the Agent for the account of the Lenders, or the Swingline Lender, as the case may be, the amount of such excess.

     (e) The Credit Agreement is hereby amended by deleting Section 2.12(c) and substituting in its place the following:

         (c) Effect of Reductions of Commitments on Amount Limitation; Reductions From BSE Borrowings. Any reduction in the aggregate amount of Commitments shall result in a simultaneous and equal reduction in the Amount Limitation. In addition, unless all of the Lenders shall consent otherwise in writing, the Amount Limitation shall be reduced by the amount of any Loans (as defined in the BSE Credit Agreement) made after the Eighth Amendment Date.

     (f) The Credit Agreement is amended by deleting Section 3.6.(a) in its entirety and substituting in its place the following:

            (a) Facility Fees. The Borrower agrees to pay to the Agent for the account of the Lenders a facility fee on the average daily aggregate available amount of the Commitments (whether or not utilized but excluding any portion of the Commitments not available pursuant to
         Section 2.8.(b)(ii)) at a per annum rate equal to the Applicable Facility Fee for the period from and including the Agreement Date to but excluding the date the Commitments are terminated or reduced to zero or the Termination Date. Such facility fee shall be payable in arrears on (i) each Quarterly Date, (ii) on the Termination Date, (iii) on the date the Commitments are otherwise terminated or reduced to zero and (iv) thereafter from time to time on demand of the Agent.

     (g) The Credit Agreement is amended by deleting subsections (a), (b), (c) and (f) of Section 9.1. in their entirety and substituting in their respective places the following:

          (a) Fixed Charge Coverage Ratio.

                             [Intentionally Omitted]

          (b)  Minimum  Consolidated  EBITDA.  Permit  the  aggregate  amount of
     Consolidated EBITDA for any Applicable EBITDA Period specified in the following table to be less than the amount corresponding to such period in such table:

               Applicable EBITDA Period Ending               Minimum EBITDA
          ------------------------------------------     -----------------------
                        March 31, 2001                         $40,177,000
                        June 30, 2001                          $26,385,000
                      September 30, 2001                       $28,237,000
                      December 31, 2001                        $35,655,000

         For the purposes of this subsection (b), the term "Applicable EBITDA Period" means with respect to the calculation of Consolidated EBITDA for any fiscal quarter of the Borrower, the Four Quarter Period then ended.

               (c) Minimum Tangible Net Worth. Permit Consolidated Tangible Net Worth at any time to be less than (i) $(50,000,000), plus (ii) 50% of Adjusted Net Income (only if greater than $0) of the Borrower and its Subsidiaries on a consolidated basis for each fiscal quarter of the Borrower ending after December 31, 2000, minus (iii) the sum of the amounts by which Consolidated Tangible Net Worth was reduced (i.e., the amount by which stockholders' equity was reduced) after December 31, 2000 by any TNW Adjustment, plus (iv) all Net Proceeds from any Equity Issuance after December 31, 2000.

               (f) SBQ Minimum EBITDA. If the Cleveland Cessation Condition shall not have been satisfied on or prior to June 30, 2001, the Borrower will not permit the aggregate amount of SBQ Division EBITDA for any fiscal quarter ending on or after June 30, 2001 to be less than $1.00.

     Section 2. Conditions Precedent. The effectiveness of Section 1 of this Amendment is subject to receipt by the Agent (unless receipt thereof is waived in writing by the Requisite Lenders) of each of the following, each in form and substance satisfactory to the Agent:

     (a) Counterparts of this Amendment executed by each of the parties hereto;

     (b) Copies of fully-executed amendments to each of the following agreements evidencing such agreements have been amended in a manner comparable to the amendments to the Credit Agreement provided for in Section 1 above or otherwise in a manner satisfactory to the Requisite Lenders, together with evidence that all conditions precedent to the effectiveness thereof have been satisfied (or waived as permitted under the terms thereof):

               (i) the Existing Note Purchase Agreements;

               (ii) the Existing Reimbursement Agreement still in effect;

               (iii)  the  applicable   Lease   Documents  (as  defined  in  the
          Collateral Agency Agreement); and

               (iv) the BSE Credit Agreement;

     (c) A fully-executed amendment to the Warrant Agreement and each of the Warrants held by the Lenders amending the exercise price of the Warrants to $0.01;

     (d) Fully-executed copies of all corporate or other necessary action taken by the Borrower to authorize the execution, delivery and performance of this Amendment and the other Loan Documents being delivered in connection herewith, certified by the Secretary or Assistant Secretary of the Borrower.

     (e) All fees and expenses payable by the Borrower to the Agent and the Lenders on or prior to the effectiveness of this Amendment, including without limitation, all fees and expenses of the Agent's counsel and each Lender's counsel as provided in Section 7 hereof;

     (f) An opinion or opinions of counsel to the Borrower and the Restricted Subsidiaries, in form reasonably satisfactory to the Agent, regarding (i) the formation of the Borrower and each Guarantor, (ii) the authority of the Borrower and each Guarantor to execute, deliver and perform this Amendment, the Credit Agreement as amended by this Amendment, the other Loan Documents and Amendment Documents being executed and delivered in connection herewith (to the extent a party thereto), (iii) the enforceability of such Loan Documents and Amendment Documents under the laws of the State of Georgia or Alabama, as the case may be,
(iv) whether the execution, delivery and performance by the Borrower and such Guarantor of such Loan Document and Amendment Documents violate certain specified agreements to which the Borrower or any Guarantor is a party and (v) such other matters as the Agent may reasonably request; and

     (g) Such other documents, agreements and instruments as the Agent may reasonably request.

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

     (c) The Borrower and the Restricted Subsidiaries have the right and power, and each has taken all necessary action to authorize it, to execute, deliver and perform this Amendment, and all of the other documents, instruments and agreements being executed by the Borrower or any Restricted Subsidiary in connection with any of the foregoing (collectively, the "Amendment Documents") to the extent such Person is a party thereto, and, with respect to the Borrower, to perform the Credit Agreement as amended by this Amendment, in each case in accordance with their respective terms. This Amendment and the other Amendment Documents to which the Borrower or any Restricted Subsidiary is a party have been duly executed and delivered by the duly authorized officers of the Borrower and its Restricted Subsidiaries, as the case may be, and each of this Amendment, such other Amendment Documents and the Credit Agreement as amended by this Amendment is a legal, valid and binding obligation of the Borrower and each Restricted Subsidiary a party thereto enforceable against such Person in accordance with its respective terms except as may be limited by bankruptcy, insolvency or other laws of general application relating to or affecting the enforcement of creditors' rights generally and general principles of equity; and

     (d) The execution and delivery of this Amendment, such other Amendment Documents, and the performance of each of this Amendment, such other Amendment Documents and the Credit Agreement as amended by this Amendment, in accordance with their respective terms, do not and will not, by the passage of time, the giving of notice, or otherwise: (i) require any Governmental Approval or violate any Applicable Law relating to the Borrower or any Subsidiary; (ii) conflict with, result in a breach of or constitute a default under the certificate of incorporation or the bylaws of the Borrower or any Restricted Subsidiary, or any indenture, agreement or other instrument to which the Borrower or any Subsidiary is a party or by which the Borrower or any Subsidiary or any of its respective properties may be bound; or (iii) result in or require the creation or imposition of any Lien upon or with respect to any property now owned or hereafter acquired by the Borrower or any Subsidiary except for Liens granted pursuant to, or contemplated by, the Collateral Agency Agreement.

     Section 4. No Third Party Beneficiaries. Except for the Borrower, the Lenders, the Swingline Lender and the Agent, no Person is intended to be a beneficiary of this Amendment and no other Person shall be authorized to rely upon the contents of this Amendment.

     Section 5. Effect. Once effective as provided in Section 2, the amendments contained in Section 1 shall be deemed to be effective as of December 31, 2000 and shall have prospective application only from and after such date.

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

     Section 13. Transaction Documents. The Lenders direct and authorize the Agent to enter into each Amendment Document to which the Agent (in such capacity) is or is to become a party.

                     [Signatures on Following Page]

         IN WITNESS WHEREOF, the parties hereto have caused this Eighth Amendment to Credit Agreement to be executed as of the date first above written.

                                THE BORROWER:

                                Birmingham Steel Corporation

                                By:       /s/  J. Daniel Garrett
                                          ----------------------
                                Name:          J. Daniel Garrett
                                Title:         Chief Financial Officer


                                THE AGENT AND THE LENDERS:

                                BANK OF AMERICA, N.A., successor to NationsBank, N.A. (South), as Agent, as a Lender and as Swingline Lender

                                By:       /s/  Jay T. Wampler
                                          -------------------
                                Name:          Jay T. Wampler
                                Title:         Managing Director


                                PNC BANK, NATIONAL ASSOCIATION, as Co-Agent
                                 and as a Lender

                                By:       /s/  Martin E. Mueller
                                          ----------------------
                                Name:          Martin E. Mueller
                                Title:         Vice President

        The Bank of Nova Scotia's undersigned approval of this Eighth Amendment to Credit Agreement is expressly limited to only those provisions which require the written consent of all of the Lenders.

                                THE BANK OF NOVA SCOTIA, as Co-Agent and as
                                  a lender

                                By:       /s/  Daniel A. Costigan
                                          -----------------------
                                Name:          Daniel A. Costigan
                                Title:         Director


                    [Signatures Continued on Following Page]

             [Signature Page to Eighth Amendment to Credit Agreement dated as of February 20, 2001 with Birmingham Steel Corporation]

                                THE BANK OF TOKYO - MITSUBISHI, LTD

                                By:       /s/  Eugene Nostrame
                                          --------------------
                                Name:          Eugene Nostrame
                                Title:         Attorney-in-fact


                                CIBC INC.

                                By:       /s/  Ronald E. Spitzer
                                          ----------------------
                                Name:          Ronald E. Spitzer
                                Title:         Executive Director
                                               CIBC, Inc. as Agent


                                GOLDMAN SACHS CREDIT PARTNERS L.P.


                                By:       /s/  David Sabath
                                          -----------------
                                Name:          David Sabath
                                Title:         Authorized Signatory


                                DG BANK DEUTSCHE GENOSSENSCHAFTSBANK,
                                CAYMAN ISLAND BRANCH

                                By:       /s/  Gary P. Franke
                                          -------------------
                                Name:          Gary P. Franke
                                Title:         Vice President

                                By:       /s/  Kurt A. Morris
                                          -------------------
                                Name:          Kurt A. Morris
                                Title:         Vice President


                    [Signatures Continued on Following Page]

             [Signature Page to Eighth Amendment to Credit Agreement dated as of February 20, 2001 with Birmingham Steel Corporation]


                                GENERAL ELECTRIC CAPITAL CORPORATION

                                By:       /s/  Gregory Hong
                                          -----------------
                                Name:          Gregory Hong
                                Title:         Duly Authorized Signatory


                                BANK ONE, NA

                                By:       /s/  Richard Babcock
                                          --------------------
                                Name:          Richard Babcock
                                Title:         Vice President


                                THE SANWA BANK, LIMITED

                                By:       /s/  John T. Feeney
                                          -------------------
                                Name:          John T. Feeney
                                Title:         Vice President


                                UBS AG, STAMFORD BRANCH, successor to
                                Union Bank of Switzerland, New York Branch

                                By:       /s/  Carlos Junquera
                                          --------------------
                                Name:          Carlos Junquera
                                Title:         Associate Director
                                               Recovery Management

                                By:       /s/  Thomas R. Salzano
                                          ----------------------
                                Name:          Thomas R. Salzano
                                Title:         Director
                                               Banking Products Services, US

                                                                 EXHIBIT 10.25.1


                                 Execution Copy


                       FIRST AMENDMENT TO CREDIT AGREEMENT


     THIS FIRST AMENDMENT TO CREDIT AGREEMENT dated as of February 20, 2001 (this "Amendment"), by and among Birmingham SOUTHEAST, LLC (the "Borrower"), each of the financial institutions party hereto, and BANK OF AMERICA, N.A., as Agent (the "Agent").

     WHEREAS, the Borrower, the Lenders, and the Agent have entered into that certain Credit Agreement dated as of May 15, 2000 (the "Credit Agreement"); and

     WHEREAS, the Borrower, the Agent, and the Lenders desire to amend the Credit Agreement upon the terms and conditions set forth herein;

     NOW, THEREFORE, for good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged by all of the parties hereto, all of the parties hereto agree as follows:

     Section 1. Amendments to Credit Agreement. Subject to the terms and conditions hereof, including without limitation, satisfaction of the conditions contained in Section 3, the parties hereto agree that the Credit Agreement is amended by deleting from Section 1.1 the definition of the term "Termination Date" in its entirety and substituting in its place the following:

                  "Termination Date" means January 31, 2002; provided, however, if the Lenders shall have received satisfactory evidence that either
         (a) Chase Manhattan Trust Company, National Association, as Owner Trustee, and First Union National Bank, as Indenture Trustee, have determined that as of January 31, 2002 (i) BSC has placed its Memphis facility (including the "Equipment" under and as defined in Memphis Melt Shop Lease) back into normal and continuous operation and (ii) BSC is otherwise in full compliance with Section 8 of the Memphis Melt Shop Lease, or (b) the parties to the First Amendment to Memphis Melt Shop Lease shall have extended the termination date of the waiver provided for in Section 1 of the First Amendment to Memphis Melt Shop Lease from January 31, 2002 to a later date, then the Termination Date shall be extended to the earlier of (x) April 1, 2002 or (y) the later date referred to in the immediately preceding clause (b).

     Section 2. No Additional Borrowings. Notwithstanding the terms of Section 2.1(a) of the Credit Agreement or any other provision thereof, the parties hereto agree that the Lenders shall not be obligated to make, and the Borrower shall not have the right to borrow, any additional Revolving Loans under the Credit Agreement at any time on or after February 20, 2001 without the prior written consent of all of the Lenders.

     Section 3. Conditions Precedent. The effectiveness of Section 1 of this Amendment is subject to receipt by the Agent (unless receipt thereof is waived in writing by the Requisite Lenders) of each of the following, each in form and substance satisfactory to the Agent:

     (a) Counterparts of this Amendment executed by each of the parties hereto;

     (b) Copies of fully-executed amendments to each of the following agreements evidencing such agreements have been amended in a manner satisfactory to the Requisite Lenders, together with evidence that all conditions precedent to the effectiveness thereof have been satisfied (or waived as permitted under the terms thereof):

          (i) the BSC Credit Agreement;

          (i) the Note Purchase Agreements;

          (ii) the Existing Reimbursement Agreement (as defined in the BSC Credit Agreement) still in effect;

          (iii) the applicable Lease Documents (as defined in the Collateral Agency Agreement); and

     (c) A fully-executed amendment to the Warrant Agreement and each of the Warrants held by the Lenders amending the exercise price of the Warrants to $0.01;

     (d) Fully-executed copies of all corporate or other necessary action taken by the Borrower to authorize the execution, delivery and performance of the this Amendment and the other Loan Documents being delivered in connection herewith, certified by the Secretary or Assistant Secretary of the Borrower;

     (d) All fees and expenses payable by the Borrower to the Agent and the Lenders on or prior to the effectiveness of this Amendment, including without limitation, all fees and expenses of the Agent's counsel and each Lender's counsel as provided in Section 8 hereof;

     (e) An opinion of counsel to the Borrower, in form reasonably satisfactory to the Agent, regarding (i) the formation of the Borrower, (ii) the authority of the Borrower to execute, deliver and perform this Amendment, the Credit Agreement as amended by this Amendment, the other Loan Documents and Amendment Documents being executed and delivered in connection herewith (to the extent a party thereto), (iii) the enforceability of such Loan Documents and Amendment Documents under the laws of the State of Georgia or Alabama, as the case may be,
(iv) whether the execution, delivery and performance by the Borrower of such Loan Document and Amendment Documents violate certain specified agreements to which the Borrower is a party and (v) such other matters as the Agent may reasonably request; and

     (f) Such other documents, agreements and instruments as the Agent may reasonably request.

     Section 4. Representations and Warranties of the Borrower. To induce the Agent and the Lenders to enter into this Amendment, the Borrower represents and warrants to each of them as follows as of the date hereof (and assuming the effectiveness of this Amendment):

     (a) No Default or Event of Default has occurred and is continuing;

     (b) The representations and warranties made or deemed made by the Borrower in the Loan Documents are true and correct with the same force and effect as if made on and as of the date hereof except to the extent that such representations and warranties expressly relate solely to an earlier date (in which case such representations and warranties were true and accurate on and as of such earlier date) and except for changes in factual circumstances specifically and expressly permitted under the Credit Agreement;

     (c) The Borrower has the right and power, and has taken all necessary action to authorize it, to execute, deliver and perform this Amendment, and all of the other documents, instruments and agreements being executed by the Borrower in connection with the foregoing (collectively, the "Amendment Documents") and to perform the Credit Agreement as amended by this Amendment, in each case in accordance with their respective terms. This Amendment and the other Amendment Documents to which the Borrower is a party have been duly executed and delivered by the duly authorized officers of the Borrower, and each of this Amendment, such other Amendment Documents and the Credit Agreement as amended by this Amendment is a legal, valid and binding obligation of the Borrower enforceable against the Borrower in accordance with its respective terms except as may be limited by bankruptcy, insolvency or other laws of general application relating to or affecting the enforcement of creditors' rights generally and general principles of equity; and

     (d) The execution and delivery of this Amendment, such other Amendment Documents, and the performance of each of this Amendment, such other Amendment Documents and the Credit Agreement as amended by this Amendment, in accordance with their respective terms, do not and will not, by the passage of time, the giving of notice, or otherwise: (i) require any Governmental Approval or violate any Applicable Law relating to the Borrower or any Subsidiary; (ii) conflict with, result in a breach of or constitute a default under the certificate of incorporation or the bylaws of the Borrower, or any indenture, agreement or other instrument to which the Borrower or any Subsidiary is a party or by which the Borrower or any Subsidiary or any of its respective properties may be bound; or (iii) result in or require the creation or imposition of any Lien upon or with respect to any property now owned or hereafter acquired by the Borrower or any Subsidiary except for Liens granted pursuant to, or contemplated by, the Collateral Agency Agreement.

     Section 5. No Third Party Beneficiaries. Except for the Borrower, the Lenders, and the Agent, no Person is intended to be a beneficiary of this Amendment and no other Person shall be authorized to rely upon the contents of this Amendment.

     Section 6. Effect. Once effective as provided in Section 3, the amendments contained in Section 1 shall be deemed to be effective as of December 31, 2000 and shall have prospective application only from and after such date.

     Section 7. Release of Claims. The Borrower, for itself and all of its predecessors, successors and assigns, acknowledges, affirms and represents that immediately prior to giving effect to this Amendment, it is legally, validly and enforceably obligated to each of the Agent and the Lenders under and pursuant to the Credit Agreement and each of the other Loan Documents (the Credit Agreement, together with such other Loan Document, the "Existing Loan Documents") and that the Borrower has no defense, offset, counterclaim or right of recoupment with regard to such obligations, hereby fully, forever and completely releases and discharges each of the Agent, and the Lenders and all of their respective employees, officers, directors, trustees, shareholders, affiliates, agents, attorneys, representatives, predecessors, successors and assigns (collectively, the "Released Parties"), from any and all claims, demands, liabilities, damages and causes of action of any kind whatsoever, whether based on facts in existence prior to or as of the date of the effectiveness of this Amendment, whether known or unknown, which the Borrower may now have or may have had at any time heretofore or may have at anytime hereafter, whether for contribution or indemnity or otherwise, and whether direct or indirect, fixed or contingent, liquidated or unliquidated, arising out of or related in any way to any of the following: (a) any of the Existing Loan Documents; and (b) any action, inaction or omission by any of the Released Parties in connection with any of the Existing Loan Documents or the administration thereof.

     Section 8. Expenses. The Borrower agrees to pay or reimburse the Agent and each Lender for all of their reasonable out-of-pocket costs and expenses incurred in connection with the preparation, negotiation and execution of this Amendment, any of the other Amendment Documents (including due diligence expenses and travel expenses relating to closing), and the consummation of the transactions contemplated hereby and thereby, including the reasonable fees and disbursements of counsel to the Agent and counsel to each Lender.

     Section 9. Governing Law. This Amendment shall be governed by, and construed in accordance with, the laws of the State of Georgia applicable to contracts executed, and to be fully performed, in such state.

     Section 10. Counterparts. This Amendment may be executed in any number of counterparts and by different parties hereto in separate counterparts, each of which when so executed shall constitute an original, but all of which taken together shall be one and the same instrument.

     Section 11. Severability. If any provision of this Amendment shall be determined to be invalid, then only such provision shall be invalid and all other provisions of this Amendment shall remain effective and binding.

     Section 12. Defined Terms. Terms not otherwise defined in this Amendment which are defined in the Credit Agreement are used herein with the respective meanings given them in the Credit Agreement.

     Section 13. References to Credit Agreement. Each reference to the Credit Agreement in any of the Loan Documents shall be deemed to be a reference to the Credit Agreement as amended by this Amendment.

     Section 14. Transaction Documents. The Lenders direct and authorize the Agent to enter into each Amendment Document to which the Agent (in such capacity) is or is to become a party.

                         [Signatures on Following Page]

         IN WITNESS WHEREOF, the parties hereto have caused this First Amendment to Credit Agreement to be executed as of the date first above written.

                                THE BORROWER:

                                Birmingham SOUTHEAST, LLC

                                By:       /s/  J. Daniel Garrett
                                          ----------------------
                                Name:          J. Daniel Garrett
                                Title:         Chief Financial Officer


                                THE AGENT AND THE LENDERS:

                                BANK OF AMERICA, N.A., as Agent and as a Lender

                                By:       /s/  Jay T. Wampler
                                          -------------------
                                Name:          Jay T. Wampler
                                Title:         Managing Director


                                PNC BANK, NATIONAL ASSOCIATION

                                By:       /s/  Martin E. Mueller
                                          ----------------------
                                Name:          Martin E. Mueller
                                Title:         Vice President

        The Bank of Nova Scotia's undersigned approval of this First Amendment to Credit Agreement is expressly limited to only those provisions which require the written consent of all of the Lenders.

                                THE BANK OF NOVA SCOTIA

                                By:       /s/  Daniel A. Costigan
                                          -----------------------
                                Name:          Daniel A. Costigan
                                Title:         Director




                    [Signatures Continued on Following Page]

                  [Signature Page to First Amendment to Credit
                  Agreement dated as of February 20, 2001 with
                           Birmingham Southeast, LLC]

                                THE BANK OF TOKYO - MITSUBISHI, LTD

                                By:       /s/  Eugene Nostrame
                                          ---------------------
                                Name:          Eugene Nostrame
                                Title:         Attorney-in-fact


                                CIBC INC.

                                By:       /s/  Ronald E. Spitzer
                                          ----------------------
                                Name:          Ronald E. Spitzer
                                Title:         Executive Director
                                               CIBC, Inc. as Agent


                                GOLDMAN SACHS CREDIT PARTNERS L.P.

                                By:       /s/  David Sabath
                                          -----------------
                                Name:          David Sabath
                                Title:         Authorized Signatory


                                DG BANK DEUTSCHE GENOSSENSCHAFTSBANK,
                                CAYMAN ISLAND BRANCH

                                By:       /s/  Gary P. Franke
                                          -------------------
                                Name:          Gary P. Franke
                                Title:         Vice President

                                By:       /s/  Kurt A. Morris
                                          -------------------
                                Name:          Kurt A. Morris
                                Title:         Vice President




                    [Signatures Continued on Following Page]

                  [Signature Page to First Amendment to Credit
                  Agreement dated as of February 20, 2001 with
                           Birmingham Southeast, LLC]


                                GENERAL ELECTRIC CAPITAL CORPORATION


                                By:       /s/  Gregory Hong
                                          -----------------
                                Name:          Gregory Hong
                                Title:         Duly Authorized Signatory


                                  BANK ONE, NA

                                By:       /s/  Richard Babcock
                                          --------------------
                                Name:          Richard Babcock
                                Title:         Vice President


                                THE SANWA BANK, LIMITED

                                By:       /s/  John T. Feeney
                                          -------------------
                                Name:          John T. Feeney
                                Title:         Vice President


                                UBS AG, STAMFORD BRANCH

                                By:       /s/  Carlos Junquera
                                          --------------------
                                Name:          Carlos Junquera
                                Title:         Associate Director
                                               Recovery Management

                                By:       /s/  Thomas R. Salzano
                                          ----------------------
                                Name:          Thomas R. Salzano
                                Title:         Director
                                               Banking Products Services, US

                    [Signatures Continued on Following Page]

                  [Signature Page to First Amendment to Credit
                  Agreement dated as of February 20, 2001 with
                           Birmingham Southeast, LLC]

                                PRINCIPAL LIFE INSURANCE COMPANY

                                By: Principal Capital Management, LLC, a Delaware limited liability company, its authorized signatory

                                By:       /s/  Debra Svoboda Epp
                                          ----------------------
                                Name:          Debra Svoboda Epp
                                Title:         Counsel

                                By:       /s/  Clint Woods
                                          ----------------
                                Name:          Clint Woods
                                Title:         Counsel


                                PRINCIPAL LIFE INSURANCE COMPANY, ON BEHALF
                                OF ONE OR MORE SEPARATE ACCOUNTS

                                By: Principal Capital Management, LLC,
                                    a Delaware limited liability company,
                                    its authorized signatory


                                By:       /s/  Debra Svoboda Epp
                                          ------------------------------
                                Name:           Debra Svoboda Epp
                                Title:           Counsel

                                By:       /s/  Clint Woods
                                          ----------------
                                Name:          Clint Woods
                                Title:         Counsel

                                The Canada Life Assurance Company
                                (J. Romeo & Co. as nominee)

                                By:       /s/  Barbara J. Walsh
                                          ---------------------
                                Name:          Barbara J. Walsh
                                Title:         Partner

                                     [Signatures Continued on Following Page]

                              [Signature  Page  to  First  Amendment  to  Credit
                           Agreement   dated  as  of  February   20,  2001  with
                           Birmingham Southeast, LLC]

                                JEFFERSON PILOT FINANCIAL INSURANCE COMPANY, Successor in interest to Alexander Hamilton Life Insurance Company of America

                                By:       /s/  Robert E. Whalen, II
                                          -------------------------
                                Name:          Robert E. Whaley, II
                                Title:         Vice President


                                JEFFERSON PILOT LIFEAMERICA INSURANCE COMPANY

                                By:       /s/  Robert E. Whalen, II
                                          -------------------------
                                Name:          Robert E. Whalen, II
                                Title:         Vice President


                                JEFFERSON-PILOT LIFE INSURANCE COMPANY

                                By:       /s/  Robert E. Whalen, II
                                          -------------------------
                                Name:          Robert E. Whalen, II
                                Title:         Vice President


                                PIONEER MUTUAL LIFE INSURANCE COMPANY

                                By:  American United Life Insurance Company
                                     Its Authorized Agent

                                By:       /s/  Christopher D. Pahlke
                                          --------------------------
                                Name:          Christopher D. Pahlke
                                Title:         Vice President

                                THE EQUITABLE LIFE ASSURANCE SOCIETY OF
                                THE UNITED STATES

                                By:       /s/  Robert Bayer
                                          ---------------------
                                Name:          Robert Bayer
                                Title:         Investment Officer


                                SUN LIFE ASSURANCE COMPANY OF CANADA

                                By:       /s/  James M.A. Anderson
                                          ------------------------
                                Name:          James M. A. Anderson
                                Title:         Vice President, Investments-
                                               for President


                                By:       /s/  Richard Gordon
                                          -------------------
                                Name:          Richard Gordon
                                Title:         Vice President, U.S. Public
                                                 Bonds - for Secretary

                                     [Signatures Continued on Following Page]

             [Signature Page to First Amendment to Credit Agreement dated as of February 20, 2001 with Birmingham Southeast, LLC]


                                SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

                                By:       /s/  James M.A. Anderson
                                          ------------------------
                                Name:          James M. A. Anderson
                                Title:         Vice President, Investments-
                                               for President


                                By:       /s/  Richard Gordon
                                          -------------------
                                Name:          Richard Gordon
                                Title:         Vice President, U.S. Public
                                                Bonds - for Secretary


                                SUN LIFE INSURANCE AND ANNUITY COMPANY
                                   OF NEW YORK

                                By:       /s/  James M.A. Anderson
                                          ------------------------
                                Name:          James M. A. Anderson
                                Title:         Vice President, Investments-
                                                for President


                                By:       /s/  Richard Gordon
                                          -------------------
                                Name:          Richard Gordon
                                Title:         Vice President,U.S.Public Bonds-
                                                for Secretary

                                ACE PROPERTY AND CASUALTY INSURANCE COMPANY
                                By:CIGNA Investments, Inc., its authorized agent

                                By:       /s/  Stephen H. Wilson
                                          ----------------------
                                Name:          Stephen H. Wilson
                                Title:         Managing Director


                    [Signatures Continued on Following Page]

                  [Signature Page to First Amendment to Credit
                  Agreement dated as of February 20, 2001 with
                           Birmingham Southeast, LLC]


                                LIFE INSURANCE COMPANY OF NORTH AMERICA

                                By:CIGNA Investments, Inc.,its authorized agent


                                By:       /s/  Stephen H. Wilson
                                          ----------------------
                                Name:          Stephen H. Wilson
                                Title:         Managing Director



                                CONNECTICUT GENERAL LIFE INSURANCE COMPANY

                                By:CIGNA Investments, Inc.,its authorized agent

                                By:       /s/  Stephen H. Wilson
                                          ----------------------
                                Name:          Stephen H. Wilson
                                Title:         Managing Director


                                THE NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY


                                By:       /s/  David A. Barras
                                          --------------------
                                Name:          David A. Barras
                                Title:         Its Authorized Representative


                                     [Signatures Continued on Following Page]

                  [Signature Page to First Amendment to Credit
                  Agreement dated as of February 20, 2001 with
                           Birmingham Southeast, LLC]


                                GREAT-WEST LIFE & ANNUITY INSURANCE COMPANY

                                By:       /s/  Wayne T. Hoffman
                                          ---------------------
                                Name:          Wayne T. Hoffman
                                Title:         Senior Vice President
                                               Investments

                                By:       /s/  Mark Corbett
                                               ------------
                                Name:          Mark Corbett
                                Title:         Senior Vice President
                                               Investments



                                THE STATE LIFE INSURANCE COMPANY

                                By: American United Life Insurance Company,
                                    its authorized agent

                                By:       /s/  Christopher D. Pahlke
                                          --------------------------
                                Name:          Christopher D. Pahlke
                                Title:         Vice President


                                AMERICAN UNITED LIFE INSURANCE COMPANY

                                By:       /s/  Christopher D. Pahlke
                                          --------------------------
                                Name:          Christopher D. Pahlke
                                Title:         Vice President



                    [Signatures Continued on Following Page]

                  [Signature Page to First Amendment to Credit
                  Agreement dated as of February 20, 2001 with
                           Birmingham Southeast, LLC]


                                AMERITAS LIFE INSURANCE CORP

                                By: Ameritas Investment Advisors Inc.,
                                    its authorized agent

                                By:       /s/  Patrick J. Henry
                                          ---------------------
                                Name:          Patrick J. Henry
                                Title:         Vice President - Fixed Income
                                                Securities



                                ACACIA LIFE INSURANCE COMPANY

                                By: Ameritas Investment Advisors, Inc.,
                                    its authorized agent

                                By:       /s/  Patrick J. Henry
                                          ---------------------
                                Name:          Patrick J. Henry
                                Title:         Vice President - Fixed
                                               Income Securities



                                THE GREAT-WEST LIFE ASSURANCE COMPANY

                                By:       /s/  W. J. Sharman
                                          ------------------
                                Name:          W. J. Sharman
                                Title:         Vice-President, Bond Investments


                                By:       /s/  P. G. Munro
                                          ----------------
                                Name:          P.G. Munro
                                Title:         Executive Vice-President & CIO


                    [Signatures Continued on Following Page]

                  [Signature Page to First Amendment to Credit
                  Agreement dated as of February 20, 2001 with
                           Birmingham Southeast, LLC]


                                NATIONWIDE LIFE INSURANCE COMPANY

                                By:       /s/  Mark W. Poeppelman
                                               ------------------
                                Name:          Mark W. Poeppelman
                                Title:         Associate Vice President


                                BERKSHIRE LIFE INSURANCE COMPANY

                                By:       /s/  Ellen I. Whittaker
                                               ------------------
                                Name:          Ellen I. Whittaker
                                Title:         Senior Investment Officer


                    [Signatures Continued on Following Page]

                  [Signature Page to First Amendment to Credit
                  Agreement dated as of February 20, 2001 with
                           Birmingham Southeast, LLC]


                                TEACHERS INSURANCE AND ANNUITY
                                ASSOCIATION OF AMERICA

                                By:       /s/  Roi G. Chandy
                                          ------------------
                                Name:          Roi G. Chandy
                                Title:         Director, Special Situations

                                                                   EXHIBIT 10.32



                                                           February 20, 2001



Birmingham Steel Corporation
1000 Urban Center Drive
Birmingham, Alabama

Ladies and Gentlemen:

     The undersigned, (i) Chase Manhattan Trust Company, National Association, as Owner Trustee under the Equipment Lease Agreement, dated as of September 30, 1997, as amended (the "Lease"), between the Owner Trustee and Birmingham Steel Corporation ("BSC"), (ii) First Union National Bank, as Indenture Trustee under the Trust Indenture and Security Agreement, dated as of September 30, 1997, as amended (the "Indenture"), (iii) Bank of America, National Association and Amsouth Leasing Ltd. (collectively, the "Owner Participants") and (iv) the holders of the Equipment Notes issued under the Indenture and identified on the signature pages below are parties (the "Parties") to the leveraged lease financing of the Memphis Melt Shop. Attached hereto as Exhibit 1 is a copy of the Third Amendment to Note Purchase Agreement, dated as of February 20, 2001 (the "Third Amendment"), among BSC and holders of certain 10.03% Senior Notes due December 15, 2005 issued pursuant to the Amended and Restated Note Purchase Agreement, dated as of October 12, 1999, as amended (the "1993 Note Purchase Agreement"), among BSC and such holders.

     As you know, a number of the covenants contained in the 1993 Note Purchase Agreement have been incorporated into Section 8A of the Lease. The purpose of this letter is to confirm that (i) the amendments to Section 8.11, 8.12, 8.12A and 8.13 of the 1993 Note Purchase Agreement adopted by the Third Amendment shall be incorporated into Section 8A of the Lease and (ii) a portion of the Shutdown Interest accruing on the Equipment Notes (and to be added to Basic
Rent) after January 31, 2001 in an amount equal to 1% per annum ( 0.50% per annum after a Facility Restart ) shall not be payable until the earlier of (x) an early termination of the Lease pursuant to Section 10.1 thereof and (y) the first Payment Date occurring after April 1, 2002. For purposes of the preceding sentence, references in the Third Amendment to the Noteholders, the Note Purchase Agreement and the Notes shall, unless the context otherwise requires, be deemed to be references to the Parties, the Lease and the Indenture. In addition, the undersigned hereby confirm their agreement to extend from January 31, 2002 to April 1, 2002 the termination date of the waiver of certain provisions of the Lease and the Indenture which is contained in Section 1 of the Waiver and Amendment No. 1 to the Melt Shop Equipment Financing Documents, dated as of May 15, 2000, among each of the Parties and such Section 1 is hereby amended so that all references therein to January 31, 2002 are hereby changed to April 1, 2002.



     By execution hereof, (a) each of the holders of the Equipment Notes that are Parties hereby authorizes the execution and delivery of this letter by the Indenture Trustee and (b) each of the Owner Participants hereby authorizes the execution and delivery of this letter by the Owner Trustee.

                                CHASE MANHATTAN TRUST COMPANY,
                                NATIONAL ASSOCIATION,
                                as Owner Trustee


                                By:       /s/  Jack R. Cornwall
                                          ---------------------
                                Name:          Jack R. Cornwall
                                Title:         Vice President

                                FIRST UNION NATIONAL BANK,
                                as Indenture Trustee


                                By:       /s/  Robert Ashbaugh
                                          --------------------
                                Name:          Robert Ashbaugh
                                Title:         Vice President



                                BANK OF AMERICA, NATIONAL ASSOCIATION,
                                as Owner Participant

                                By:       /s/  Bryan L. Yoakum
                                          --------------------
                                Name:          Bryan L. Yoakum
                                Title:         Managing Director


                                AMSOUTH LEASING, LTD.,
                                as Owner Participant

                                By:  AmSouth Leasing Corporation
                                     General Partner


                                By:       /s/  Charles F. Kiser
                                          ---------------------
                                Name:          Charles F. Kiser
                                Title:         President


                                TEACHERS INSURANCE AND ANNUITY
                                ASSOCIATION OF AMERICA,
                                as Lender

                                By:       /s/  Roi G. Chandy
                                          ------------------
                                Name:          Roi G. Chandy
                                Title:         Director, Special Situations


                                JEFFERSON PILOT FINANCIAL INSURANCE
                                COMPANY, Successor in interest to
                                ALEXANDER HAMILTON LIFE
                                INSURANCE COMPANY OF AMERICA,
                                as Lender

                                By:       /s/  John C. Ingram
                                          -------------------
                                Name:          John C. Ingram
                                Title:         Executive Vice President


                                JEFFERSON PILOT LIFEAMERICA INSURANCE
                                COMPANY, as Lender

                                By:       /s/  John C. Ingram
                                          -------------------
                                Name:          John C. Ingram
                                Title:         Executive Vice President


                                MINNESOTA LIFE INSURANCE COMPANY, as Lender

                                By: Advantus Capital Management, Inc.

                                By:       /s/  Rose A. Lambros
                                          --------------------
                                Name:          Rose A. Lambros
                                Title:         Vice President


                                FARM BUREAU LIFE INSURANCE COMPANY
                                OF MICHIGAN, as Lender

                                By: Advantus Capital Management, Inc.

                                By:       /s/  Rose A. Lambros
                                          --------------------
                                Name:          Rose A. Lambros
                                Title:         Vice President


                               THE CATHOLIC AID ASSOCIATION, as Lender

                               By:  Advantus Capital Management, Inc.

                                By:       /s/  Rose A. Lambros
                                          --------------------
                                Name:          Rose A. Lambros
                                Title:         Vice President

                                COLUMBIAN MUTUAL LIFE INSURANCE COMPANY, as Lender

                                By:       /s/  Lance A. Bowe
                                          ------------------
                                Name:          Lance A. Bowe
                                Title:         Chief Investment Officer



                                PIONEER MUTUAL LIFE INSURANCE COMPANY,
                                as Lender

                                By: American United Life Insurance  Company


                                By:       /s/  Christopher D. Pahlke
                                          --------------------------
                                Name:          Christopher D. Pahlke
                                Title:         Vice President





                                COLORADO BANKERS LIFE INSURANCE COMPANY, as Lender

                                By: Advantus Capital Management, Inc.

                                By:       /s/  Rose A. Lambros
                                          --------------------
                                Name:          Rose A. Lambros
                                Title:         Vice President

                                PROTECTED HOME MUTUAL LIFE INSURANCE COMPANY, as Lender

                                By: Advantus Capital Management, Inc.


                                By:       /s/  Rose A. Lambros
                                          --------------------
                                Name:          Rose A. Lambros
                                Title:         Vice President



                                PHOENIX HOME LIFE MUTUAL INSURANCE COMPANY, as Lender

                                By:       /s/  Christopher Wilkos
                                          -----------------------
                                Name:          Christopher Wilkos
                                Title:         Vice President, Corporate
                                                 Portfolio Management

Acknowledged and Agreed to:

BIRMINGHAM STEEL CORPORATION


By:    /s/  J. Daniel Garrett
       ----------------------
Name:       J. Daniel Garrett
Title:      Chief Financial Officer