Form 10-Q
period 2001-03-31
BIRMINGHAM STEEL CORP
filed 2001-05-15
CIK 779334

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2001

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 31,135,379 Shares of Common Stock of the registrant were outstanding at May 11, 2001.

Item 1 - Financial Statements (unaudited)


                                          BIRMINGHAM STEEL CORPORATION
                                           CONSOLIDATED BALANCE SHEETS
                                  (in thousands, except share data; unaudited)



                                                                   March 31,     June 30,
                                                                      2001          2000

                                                                   ---------     ---------
                                                                                 (Restated)
ASSETS
Current assets:
  Cash and cash equivalents ....................................   $     935    $     935
  Accounts receivable, net of allowance for doubtful accounts of
    $1,774 at March 31, 2001 and $1,614 at June 30, 2000 .......      74,981       76,113
  Inventories ..................................................     104,867      136,257
  Other current assets .........................................       3,985        5,023
  Net current assets of discontinued operations ................      24,023       33,837
                                                                   ---------    ---------
      Total current assets .....................................     208,791      252,165

Property, plant and equipment:
  Land and buildings ...........................................     177,036      176,187
  Machinery and equipment ......................................     465,842      463,895
  Construction in progress .....................................      16,889       11,942
                                                                   ---------    ---------
                                                                     659,767      652,024
  Less accumulated depreciation ................................    (272,281)    (244,324)
                                                                   ---------    ---------
      Net property, plant and equipment ........................     387,486      407,700

  Excess of cost over net assets acquired ......................      14,047       15,642
  Other ........................................................      22,713       26,739
  Net non-current assets of discontinued operations ............      73,788      157,129
                                                                   ---------    ---------
        Total assets ...........................................   $ 706,825    $ 859,375
                                                                   =========    =========

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable .............................................   $  50,984    $  70,345
  Accrued interest payable .....................................       2,002        2,020
  Accrued payroll expenses .....................................       6,052        9,589
  Accrued operating expenses ...................................       9,731        9,897
  Other current  liabilities ...................................      25,184       17,655
  Reserve for operating losses of discontinued operations ......      12,310         --
                                                                   ---------    ---------
      Total current liabilities ................................     106,263      109,506

Deferred liabilities ...........................................       8,632        9,889
Long-term debt, less current portion ...........................     558,973      551,965

Stockholders' equity:
  Preferred stock, par value $.01; authorized: 5,000,000 shares         --           --
  Common stock, par value $.01; authorized: 75,000,000 shares;
  issued:
    31,122,843 at March 31, 2001 and 31,058,205 at June 30, 2000         311          310
  Additional paid-in capital ...................................     344,054      342,257
  Treasury stock, 13,199 and 81,174 shares at March 31, 2001
    and June 30, 2000, respectively, at cost ...................        (179)        (465)
  Unearned compensation ........................................        (385)        (667)
  Retained deficiency ..........................................    (310,844)    (153,420)
                                                                   ---------    ---------
      Total stockholders' equity ...............................      32,957      188,015
                                                                   ---------    ---------
        Total liabilities and stockholders' equity .............   $ 706,825    $ 859,375
                                                                   =========    =========


                             See accompanying notes.

                          BIRMINGHAM STEEL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (in thousands, except per share data; unaudited)
                                                            Three Months Ended           Nine Months Ended
                                                                March 31,                   March 31,
                                                           ----------------------    ----------------------

                                                             2001         2000          2001         2000
                                                           ---------    ---------    ---------    ---------
                                                                        (Restated)                (Restated)
Net sales ..............................................   $ 153,137    $ 194,094    $ 480,408    $ 540,510

Cost of sales:
  Other than depreciation and amortization .............     132,409      165,935      420,882      447,552
  Depreciation and amortization ........................      10,560       10,378       31,850       31,793
                                                           ---------    ---------    ---------    ---------

Gross profit ...........................................      10,168       17,781       27,676       61.165

Start-up and restructuring costs and other unusual items        --          8,416          (16)      42,023
Selling, general and administrative expense ............       8,572       10,236       25,592       31,861
                                                           ---------    ---------    ---------    ---------
Operating income (loss) ................................       1,596         (871)       2,100      (12,719)
Interest expense, including amortization of
  debt issue costs .....................................      12,605       10,384       37,787       26,354
Other income, net ......................................         182          598          871        2,476
Income (loss) from equity investments ..................         (74)         (56)         (82)        (146)
Minority interest in loss of subsidiary ................        --          2,296         --          7,978
                                                           ---------    ---------    ---------    ---------
Loss from continuing operations before income taxes ....     (10,901)      (8,417)     (34,898)     (28,765)
Provision for income taxes .............................          24         --            154       15,564
                                                           ---------    ---------    ---------    ---------
Net loss from continuing operations ....................     (10,925)      (8,417)     (35,052)     (44,329)

Discontinued operations:
  Loss from discontinued operations, net of tax ........        --        (17,578)     (20,211)    (167,854)
  (Loss) reversal of loss of SBQ segment, including
      estimated loss during disposal period (net of
      income tax provision (benefit) of $0 and $78,704
      for the three months ended March 31, 2001
      and 2000, respectively; $0 and $78,704
      for the nine month periods then ended) ...........     (12,310)        --       (102,161)     173,183
                                                           ---------    ---------    ---------    ---------
Loss before extraordinary item .........................     (23,235)     (25,995)    (157,424)     (39,000)

Restructuring of debt (net of income taxes of $924) ....        --           --           --         (1,330)
                                                           ---------    ---------    ---------    ---------
Net loss ...............................................   $ (23,235)   $ (25,995)   $(157,424)   $ (40,330)
                                                           =========    =========    =========    =========
Weighted average shares outstanding ....................      31,032       30,508       30,970       29,990
                                                           =========    =========    =========    =========
Basic and diluted per share amounts:
  Loss from continuing operations ......................   $   (0.35)   $   (0.27)   $   (1.13)   $   (1.48)
  (Loss) income from discontinued operations ...........       (0.40)       (0.58)       (3.95)        0.18
  Loss on restructuring of debt ........................        --           --           --          (0.04)
                                                           ---------    ---------    ---------    ---------
  Net loss per share ...................................   $   (0.75)   $   (0.85)   $   (5.08)   $   (1.34)
                                                           =========    =========    =========    =========
Cash dividends declared per share ......................   $    0.00    $    0.00    $    0.00    $    0.05
                                                           =========    =========    =========    =========

                             See accompanying notes.

                          BIRMINGHAM STEEL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands; unaudited)
                                                            Nine Months Ended
                                                               March 31,
                                                         ----------------------
                                                            2001        2000
                                                         -----------  ---------
                                                                     (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES: ..................
  Net loss from continuing operations .................. $   (35,052) $ (44,329)
  Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
      Depreciation and amortization ....................      31,850     31,793
      Provision for doubtful accounts receivable .......         120        812
      Deferred income taxes ............................          --     15,564
      Minority interest in loss of subsidiary ..........          --     (7,978)
      Loss from equity investments .....................          82        146
      Impairment of fixed assets .......................          --     13,111
      Other ............................................       5,378      1,839
  Changes in operating assets and liabilities:
      Accounts receivable ..............................       1,012     (8,623)
      Inventories ......................................      31,390    (13,322)
      Other current assets .............................       1,038     16,559
      Accounts payable .................................     (19,361)     7,637
      Accrued liabilities ..............................       3,808     16,168
      Deferred liabilities .............................      (1,257)     2,201
                                                         -----------  ---------
         Net cash provided by operating
           activities of continuing operations .........      19,008     31,578
         Net cash used in operating
           activities of discontinued operations .......     (16,679)   (76,008)
                                                         -----------  ---------
         Net cash provided by (used in)
           operating activities .......................        2,329    (44,430)
                                                         -----------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Additions to property, plant and equipment .......     (13,085)   (19,201)
      Recovery of costs in settlement
         related to equipment loss .....................       3,505         --
      Proceeds from disposal of property, plant
         and equipment .................................          10        931
      Reductions (increases) in other non-current
         assets ........................................       3,196       (167)
                                                         -----------  ---------
         Net cash used in investing activities
             of continuing operations ..................      (6,374)   (18,437)
         Net cash used in investing activities
             of discontinued operations ................        (131)     3,594)
                                                         -----------  ---------
         Net cash used in investing activities .........      (6,505)   (22,031)
                                                         ----------- ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Borrowings under revolving credit facility           1,467,454  1,044,233
      Payments on revolving credit facility ............  (1,460,446)  (961,060)
      Payments on long-term debt .......................          --    (10,161)
      Debt issue and amendment costs paid ..............      (2,735)    (5,000)
      Cash dividends paid ..............................          --     (1,485)
                                                         -----------  ---------
         Net cash provided by financing
           activities of continuing operations .........       4,273     66,527
         Net cash used in financing activities
           of discontinued operations ..................         (97)       (66)
                                                         -----------  ---------
         Net cash provided by financing activities .....       4,176     66,461
                                                         -----------  ---------
Net increase (decrease) in cash and cash
   equivalents .........................................          --         --
Cash and cash equivalents at:
  Beginning of period ..................................         935        935
                                                         -----------  ---------
  End of period ........................................ $       935  $     935
                                                         ===========  =========
                             See accompanying notes.

                          BIRMINGHAM STEEL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  DESCRIPTION OF THE BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Description of the Business

Birmingham Steel Corporation (the Company) owns and operates facilities in the mini-mill sector of the steel industry. The Company's Rebar/Merchant segment produces a variety of steel products including reinforcing bars and merchant products such as rounds, flats, squares, strips, angles and channels. These products are sold primarily to customers in the steel fabrication, manufacturing and construction industries. The Company has regional warehouses and distribution facilities, which are used to distribute its rebar and merchant products. The Company also owns an equity interest in a scrap collection and processing operation.

In addition, the Company's Special Bar Quality (SBQ) segment, which is reported in discontinued operations, produces high quality rod, bar and wire that is sold primarily to customers in the automotive, agricultural, industrial fastener, welding, appliance and aerospace industries in the United States and Canada. On April 24, 2001, the Company gave notice pursuant to the provisions of the Worker Adjustment and Retraining Notification Act (WARN) to shut down the Cleveland facility by June 22, 2001. The Company is also in active discussions regarding a sale of the Cleveland operation (see Note 2 for further discussion).

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States
(GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The balance sheet at June 30, 2000 has been derived from the audited financial statements at that date, and includes reclassifications to reflect the Company's SBQ segment as discontinued operations (see Note 2).

In addition, the unaudited statements of operations for the three and nine months ended March 31, 2000 have been restated to reflect the operating results of the SBQ segment within discontinued operations. In prior periods, the Company presented segment information in a note to the Consolidated Financial Statements. Since the Company now operates in a single segment due to the discontinuance of the SBQ segment, separate segment information is not presented.

In the opinion of management, all material adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the accompanying unaudited financial statements. Operating results for the interim periods reflected herein are not necessarily indicative of the results that may be expected for full fiscal year periods. Therefore, these unaudited Consolidated Financial Statements, and footnotes thereto, should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended June 30, 2000.

2.  DISCONTINUED OPERATIONS

The following table sets forth events that have occurred in connection with the disposal of the SBQ segment and the related recording and reversal of discontinued operations accounting treatment. See further discussion of each event below:

--------------------------------------------------------------------------------
                                                                   Reported in
                                                                   Financial
   Date                         Event                              Statement
                                                                   Dated
------------- ---------------------------------------------------  ------------
August 1999   o Prior Board of Directors adopts plan of disposal   Fiscal year
                for SBQ segment                                    ended
              o SBQ segment presented as discontinued operations   June 30, 1999
------------- ---------------------------------------------------  -------------
January 2000  o Reconstituted Board of Directors elects to         Fiscal
                re-establish SBQ Segment                           quarter ended
              o Discontinued operations accounting treatment       December 31,
                recorded in June 1999 reversed                     1999
              o Remaining reserves for loss previously estimated
                on disposal reversed
              o Memphis facility shut-down reserve for impairment
                established
-------------  --------------------------------------------------  -------------
February 2001 o Board of Directors authorizes sale of SBQ assets   Fiscal
                (Cleveland and Memphis) to North American Metals   quarter ended
                (NAM)                                              December 31,
              o Discontinued operations accounting treatment       2000
                re-established
------------- ---------------------------------------------------  -------------
March 2001    o Definitive agreement with NAM for the sale of SBQ  Fiscal
                assets is terminated  because  NAM is unable to    quarter ended
                secure financing for the purchase by March 23,     March 31,
                2001 deadline                                      2001
------------- ---------------------------------------------------  -------------
April 2001    o Management announces decision to close the         Fiscal
                Cleveland plant unless the facility is sold by     quarter ended
                June 22, 2001                                      March 31,
              o Estimated loss on SBQ segment is increased  by     2001
                $12.3  million to reflect extension of disposal
                period
------------   --------------------------------------------------  -------------

Fiscal 1999

In fiscal 1999, prior to the conclusion of a proxy contest and subsequent change in management, the Company announced plans to sell its SBQ segment, which included rod, bar and wire facilities in Cleveland, Ohio; a high quality melt shop in Memphis, Tennessee; and the Company's 50% interest in American Iron Reduction, L.L.C. (AIR), a facility in Louisiana which produced direct reduced iron (DRI). Accordingly, the operating results of the SBQ segment were reflected as discontinued operations in the Company's annual Consolidated Financial Statements for fiscal 1999 and in the first quarter of fiscal 2000.

Fiscal 2000

On January 31, 2000, subsequent to a change in management which followed a proxy contest, new management decided to re-establish its Cleveland-based American Steel & Wire (AS&W) SBQ operations. Management's decision to continue operating the AS&W facilities was based on the following considerations:

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

Management also concluded that a sale of the entire SBQ segment by the end of fiscal 2000, as had been previously anticipated by former management, was no longer likely based upon the results of selling efforts at that time and the then prevalent market conditions. In accordance with EITF 90-16, Accounting for Discontinued Operations Subsequently Retained, the results of operations of the SBQ segment were reported within continuing operations from the second quarter of fiscal 2000 through the first fiscal quarter of 2001. Consequently, in the quarter ended December 31, 1999, the operating results of the SBQ segment for all periods prior to October 1, 1999 were reclassified from discontinued operations to continuing operations. In addition, as a result of unwinding the discontinued operations accounting treatment of the SBQ segment, the Company reversed the remaining balance of the reserves for loss on disposal and operating losses, and their related income tax effects. The reversal of previously established reserves (net of tax) increased net income in the three and six months ended December 31, 1999 by $151.8 million ($5.10 per share) and $173.2 million ($5.82 per share), respectively.

Fiscal 2001

In a press release dated September 28, 2000, the Company reported it had signed a definitive agreement with North American Metals, Ltd. (NAM) to sell the Cleveland and Memphis facilities of the SBQ segment with March 23, 2001 as the targeted closing date. On February 12, 2001, the Board of Directors authorized management of the Company to proceed with the sale. Accordingly, as required by APB Opinion 30 (as interpreted by EITF 95-18), the operating results of the SBQ segment for the second quarter of fiscal 2001 and prior periods were restated and reported in discontinued operations in the unaudited Consolidated Financial Statements for the period ended December 31, 2000.

In the second quarter of fiscal 2001, the Company recorded an $89.9 million estimated loss ($2.90 per share) on disposal of the SBQ segment, which included a $12.3 million provision (pre-tax) for estimated operating losses during the expected disposal period (through March 2001). These charges were combined with year-to-date operating losses of $12.0 million and $20.2 million for the quarter and six months ended December 31, 2000, respectively, and presented as discontinued operations in the December 31, 2000 unaudited Consolidated Financial Statements. The proceeds expected to be realized on the sale of the SBQ segment, and the expected operating losses during the disposal period, were based on management's estimates of the most likely outcome based on the terms of the definitive agreement between the Company and NAM at that time.

In a press release dated March 26, 2001, management reported that the definitive agreement with NAM for the sale of the SBQ assets had been terminated because NAM was unable to complete financing arrangements by the March 23, 2001 deadline. The Company continues to pursue discussions with parties interested in purchasing its Cleveland and Memphis SBQ assets. However, in a press release dated April 24, 2001, management reported that operations at the Cleveland facility will be permanently suspended unless the facility is sold by June 22, 2001.

In the third quarter of fiscal 2001, the Company recorded an additional estimate of operating losses through the disposal period of $12.3 million or $0.40 per share, basic and diluted. The expected operating losses during the disposal period are based on management's estimates of the most likely outcome based on the current cost structure and the current market environment of its products. As with all estimates of future events and circumstances, the actual loss on disposal of the SBQ segment, including operating losses and carrying costs through the disposal period, will most likely be different from the estimates reflected in these financial statements and the difference could be material. To the extent actual proceeds from the eventual sale of the remaining assets of the SBQ segment or operating losses during the disposal period differ from the estimates reflected in these unaudited Consolidated Financial Statements, the variance will be reported within discontinued operations in future periods.

If a sale of the Cleveland facility is not completed by June 22, 2001, operations will be permanently suspended. Accordingly, the Company will incur various additional costs to terminate operations and idle the facility. These costs have not been accrued in the third quarter because management remains hopeful that the Cleveland facility will be sold before the end of the year and, if that occurs, the shutdown and severance expenses may not be incurred. If incurred, these charges will most likely be recorded in the fourth quarter ended June 30, 2001. In addition, the Company will continually assess the adequacy of the remaining $87.9 million reserves ($75.6 million for loss on disposal and $12.3 million for expected operating losses) throughout the disposal period.

Operating results of the discontinued SBQ operations were as follows (in thousands):

                                        Three Months         Nine Months
                                        Ended March 31,      Ended March 31,
                                       2001      2000      2001      2000
                                     --------  --------  --------  ---------
Net sales ......................     $ 14,742  $ 59,047  $ 61,575  $ 178,924
Costs of sales .................       25,513    71,436    83,033    206,717
                                     --------  --------  --------  ---------
  Gross loss ...................      (10,771) (12,389)   (21,458)   (27,793)
Start-up and restructuring
  costs and other unusual items            --       --         --    165,241
Selling, general and
  administrative expenses ......        1,140     1,838     4,954      8,555
Interest expense ...............        2,840     3,324     8,742     10,908
Other (income) expense .........         (486)       27      (678)    13,745
                                     --------  --------  --------  ---------
  Loss before income taxes .....      (14,265)  (17,578)  (34,476)  (226,242)
Benefit from income taxes ......           --        --        --    (58,388)
                                     --------  --------  --------  ---------
  Loss before use of reserve,
    net of tax .................      (14,265)  (17,578)  (34,476)  (167,854)
Use of reserve for operating
  loss on discontinued
  operations ...................       12,252        --    12,252         --
Use of reserve for loss on
  sale of discontinued
  operations ...................        2,013        --     2,013         --
                                     --------  --------  --------  ---------
    Loss from discontinued
     operations, net of tax ....     $     --  $(17,578) $(20,211) $(167,854)
                                     ========  ========  ========  =========

Corporate overhead expenses, historically allocated and charged to the SBQ operations, were reversed and allocated back to continuing operations because those expenses were not considered to be directly attributable to discontinued operations. There were no corporate overhead expenses allocated to the SBQ segment in the three months ended March 31, 2001. Expenses allocated back to continuing operations were approximately $3 million in the nine months ended March 31, 2001 while there were no corporate overhead expenses allocated to the SBQ segment in the nine months ended March 31, 2000.

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

Start-up and restructuring costs and other unusual items applicable to the SBQ segment consist of the following (in thousands):

                                                       Nine Months Ended
                                                            March 31,
                                                    -------------  -------------
                                                         2001           2000
                                                    -------------  -------------
Start-up expenses:
     Memphis .....................................   $         --  $      15,396
Asset impairment:
     Memphis facility ............................             --         85,000
     SBQ segment excess of cost over net
        assets acquired ..........................             --         22,134
Restructuring Charges:
     Loss on purchase commitment .................             --         40,238
     Severance and termination benefits (Memphis).             --          2,473
                                                    -------------  -------------
                                                     $         --  $     165,241
                                                    =============  =============

The start-up and restructuring costs incurred by the SBQ segment during the nine months ended March 31, 2000 were incurred in the first and second quarters of fiscal 2000. A narrative description of the significant items summarized in the preceding table follows:

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

In addition, the $22.1 million impairment charge for intangible assets represents the unamortized balance of goodwill related to the SBQ segment as of December 31, 1999. This goodwill was written down as part of the fiscal 1999 provision for loss on discontinued operations. After reversing the loss on disposition, the Company effectively restored the previous charge as a component of continuing operations (as required by EITF 90-16). Thus, the second quarter of fiscal 2000 goodwill charge was principally a reclassification within the income statement and had no impact on cash flows for that quarter or on stockholders' equity. The goodwill remained impaired because the estimated undiscounted cash flows of the SBQ segment were estimated to be insufficient to cover the net carrying amount of the division's assets.

Loss on purchase commitment: The AIR project is financed on a non-recourse basis to the Company and the venture's co-sponsor. In February 2001, the co-sponsor filed for protection under Chapter 11 U.S. bankruptcy laws. In October 2000, the AIR facility suspended operations because of operating cash deficiencies and the inability to produce DRI economically, due to increased natrual gas costs. Subsequently, the facility was shutdown and, in March 2001, AIR filed for protection under Chapter 7 U.S. bankruptcy laws. The Company has been in discussions with AIR's lenders concerning settlement of the Company's obligations associated with its commitment to purchase DRI from AIR. In the second quarter of fiscal 2000, the Company established a reserve of $40.2 million for potential liabilities associated with the AIR venture. As of March 31, 2001, the balance of this reserve was $36.6 million. Although management believes the reserve will be sufficient to satisfy future obligations related to AIR, the ultimate loss on settlement of the AIR purchase commitment will depend upon a number of factors. These factors include the length of time the Company remains obligated under the purchase commitment, terms of the AIR bankruptcy settlement, and the proceeds from a sale (which may impact the amount of any settlement payment). As is the case with all estimates that involve predictions of future outcomes, management's estimate of the loss on the DRI purchase commitment is subject to change.

Assets and liabilities of the discontinued SBQ segment have been reflected in these unaudited Consolidated Balance Sheets as current or non-current based on the original classification of the accounts, except that current liabilities are netted against current assets and non-current liabilities are netted against non-current assets. Net non-current assets at March 31, 2001 reflect a valuation allowance of approximately $75.6 million to recognize the estimated loss on disposal. The following is a summary of assets and liabilities of discontinued operations (in thousands):

                                                 March 31, 2001    June 30, 2000
                                                 --------------    -------------
Current assets:
    Accounts receivable, net .................   $       10,765    $     17,539
    Inventories ..............................           27,724          41,578
    Other ....................................            1,598             927
Current liabilities:
    Accounts payable .........................           (2,240)         (9,191)
    Reserve for loss on purchase commitment ..           (6,633)         (8,900)
    Other accrued expenses ...................           (7,191)         (8,116)
                                                 --------------    -------------
Net current assets of discontinued operations.   $       24,023    $     33,837
                                                 --------------    -------------
Non-current assets:
    Property, plant and equipment, net of
     accumulated depreciation.................   $      223,230    $    230,596
    Other non-current assets .................              872             808
    Provision for estimated loss on disposal
     of discontinued operations ..............          (75,586)             --
Non-current liabilities:
    Long-term debt ...........................          (42,023)        (42,125)
    Reserve for loss on purchase commitment ..          (30,000)        (30,000)
    Deferred rent ............................           (2,705)         (2,150)
                                                 --------------    -------------
Net non-current assets of discontinued
  operations                                     $       73,788    $    157,129
                                                 ==============    =============

A reserve for the estimated (pre-tax) operating losses to be incurred during the expected disposal period of $12.3 million is presented separately in the accompanying unaudited Consolidated Balance Sheets for March 31, 2001. Such amount excludes corporate overhead and depreciation but includes approximately $3.1 million of interest expense, which represents the amount allocable to the SBQ segment up to the estimated reduction in consolidated interest expense that is expected to occur upon receipt of the proceeds from a sale.

There are no known material contingent liabilities related to discontinued operations, such as product or environmental liabilities or litigation, that are expected to remain with the Company after the disposal of the SBQ segment other than remaining reserves for expected loss on settlement of the Company's DRI purchase commitment and for claims under the Company's workers' compensation insurance plan.

3. START-UP AND RESTRUCTURING COSTS AND OTHER UNUSUAL ITEMS

Start-up  and  restructuring   costs  and  other  unusual  items  applicable  to
continuing operations consist of the following (in thousands):

                                        Three Months Ended     Nine Months Ended
                                            March 31,              March 31,
                                        ------------------     -----------------
                                         2001        2000        2001     2000
                                        --------   --------    -------  --------
Start-up expenses (recoveries), net:
     Cartersville .................     $     --   $  5,857    $   (16) $ 14,727
Asset impairment:
     Assets taken out of service ..           --         --         --    13,111
Other unusual items:
     Proxy solicitation ...........           --        339         --     6,887
     Executive severance ..........           --      2,220         --     7,298
                                        --------   --------    -------  --------
                                        $     --   $  8,416    $   (16) $ 42,023
                                        ========   ========    =======  ========

A narrative description of the significant items summarized in the preceding table follows:

Cartersville startup: During a start-up phase, costs incurred in excess of expected normal levels, including non-recurring operating losses, are classified by the Company as start-up expenses. In the third quarter of fiscal 1999, the Cartersville, Georgia mid-section mill began operations and was considered to be in start-up phase through early fiscal 2001. Start-up was determined to be complete in July 2000 when Cartersville achieved consistent, commercially viable production levels.

Asset impairment: In the second quarter of fiscal 2000, the Company wrote off equipment taken out of service at the Seattle and Cartersville mills and recognized losses of $13.1 million.

Proxy Solicitation: These costs, principally consisting of legal, public relations and other consulting fees, were incurred during fiscal 2000 in the Company's defense of a proxy contest led by The United Company Shareholder Group (the "United Group). In December 1999, the former Board of Directors of the Company and the United Group reached a settlement appointing John D. Correnti as Chairman and Chief Executive Officer and appointing nine new board members approved by the former Board of Directors of the Company and the United Group. All of the expenses for the aforementioned proxy contest were recorded during fiscal 2000.

Executive Severance: As a result of the proxy contest, the Company terminated several executives, including the former CEO, in the second quarter of fiscal 2000. These executives were covered by the Company's executive severance plan, which provides for specified benefits after a change in control of a majority of the Board of Directors of the Company, among other triggering events.


4.  INVENTORIES

Inventories are valued at the lower of cost (first-in, first-out) or market, as summarized in the following table (in thousands):

                                  Continuing Operations  Discontinued Operations
                                   March 31   June 30,    March 31,   June 30,
                                    2001        2000       2001         2000
                                   --------   --------    ---------   ----------
Raw Materials and Mill Supplies .. $ 31,675   $ 34,167    $  11,393   $   11,161
Work-in-Process ..................    5,864     20,262        8,676       21,906
Finished Goods ...................   67,328     81,828        7,655        8,511
                                   --------   --------    ---------   ----------
                                   $104,867   $136,257    $  27,724   $   41,578
                                   ========   ========    =========   ==========

5.  LONG-TERM DEBT

On February 20, 2001, the Company and its lenders executed amendments to its principal debt and letter of credit agreements to provide for the continuation of the Company's borrowing arrangements on a long-term basis. These amendments modify or supplement previous amendments executed in May 2000.

Among other things, the February 2001 amendments changed the financial covenants and extended the maturity dates for principal payments previously due before March 31, 2002. The new agreements maintain the interest rates or spreads previously in effect for the Company's debt. The amendments also limit the borrowings under the Company's Revolving Credit Facility and BSE Credit Facility to $290 million and $10 million, respectively. In consideration for the financing agreement modifications, and in lieu of any cash fees, the exercise price for three million warrants held by the Company's lenders was reduced from $3.00 to $0.01 per share. The fair value of the re-pricing of the warrants was estimated to be approximately $1.8 million at the date of re-pricing using a Black-Scholes option pricing model with the weighted-average assumptions of 5.016% risk free interest rate, a 54.4% expected volatility and a remaining expected life of 9.2 years. The Company recorded the fair value of this re-pricing as an equity transaction in March 2001 and a majority of the charge ($1.6 million) was capitalized and is being amortized over the remaining terms of the related debt as a component of interest expense.

Based upon the current level of the Company's operations and current industry conditions, the Company anticipates it will have sufficient resources to make all required interest and principal payments under the Revolving Credit Facility and Senior Notes through March 31, 2002. However, the Company is required to make significant principal repayments on April 1, 2002, and, accordingly, will be required to refinance, restructure or amend its obligations under the Revolving Credit Facility and Senior Notes on or prior to such date. Although the financial and credit markets have recently tightened, the Company continues to investigate the possibility of refinancing its debt with new lenders. The Company is currently in discussions with its existing lenders regarding a restructuring of its long-term debt. There can be no assurance as to the success of the Company's refinancing or restructuring efforts particularly in view of the Company's high level of debt, the restrictive covenants under the financing agreements, any potential obligations of the Company to AIR (see Note 2) and the fact that substantially all of the Company's assets have been pledged to its lenders.


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

7.  DEFERRED COMPENSATION AND EMPLOYEE BENEFITS

Certain officers and key employees participate in the Executive Retirement and Compensation Deferral Plan, a non-qualified deferred compensation plan, which allows participants to defer specified percentages of base and bonus pay, and provides for Company contributions. This plan was amended effective January 1, 2001 to discontinue the Compensation Deferral Plan (CDP) component of the plan. As part of the amendment, existing participant CDP account balances will be distributed in the fourth quarter of fiscal 2001.

Under the Executive Retirement Plan, the Company recognizes compensation costs as contributions become vested. Investment performance gains and losses on each participant's plan account result in additional compensation costs to the Company. The Company's obligations to participants in the Plan are reported in deferred liabilities.

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

Since the change, management has made continuous progress toward strengthening the Company's financial status and has positioned it for improved financial results in the future. The actions taken and achievements since the change in management include:

o Suspension of operations at the Memphis melt shop resulting in approximately $2 million in cash savings per month
o Completion of initial capital expenditures and start-up operations at the new Cartersville mid-section rolling mill
o    Significant reduction in cash requirements of the Cleveland operation
o Decision to permanently suspend operations of the Cleveland operation if not sold by June 22, 2001 (which will further reduce cash requirements in the future)
o Suspension of operations of American Iron Reduction, LLC (AIR) joint venture resulting in approximately $1 million cash savings per month
o Sale of interest in the West Coast scrap venture, which eliminated $34 million in related contingent liabilities
o    Reduction of corporate office personnel by more than 30%
o Reduction in total inventories by approximately $66 million from December 31, 1999 to March 31, 2001
o Reduction in total trade accounts payable by approximately $47 million from December 31, 1999 to March 31, 2001
o    Settlement of all expenses associated with the proxy contest ($6.9 million)
o Settlement of all severance agreements with former members of management and former Memphis employees ($9.8 million)
o    Improvement in trade credit relationships with vendors and suppliers
o Hiring six highly experienced steel operations and sales individuals to join the Birmingham Steel management team

The above items indicate the aggressive steps management is taking to make a profitable turnaround, and also demonstrate management's ability to implement change where needed. During recent challenging business conditions (see below), management has continued to conduct operations in a manner which has reduced inventories and administrative costs, maintained vendor relations and conserved cash. Based upon the recently amended long-term debt agreements, the Company currently has approximately $18 million of borrowing availability. (See further discussion of recent debt amendments in Note 5 to these unaudited Consolidated Financial Statements.)

In meetings with senior lenders in January 2000, after the change in management, Birmingham Steel presented a strategy for returning to profitability and providing a platform for the Company to refinance its debt. The key elements of this strategy were identified as follows:

o    Completing start-up operations at Cartersville
o    Rationalization of the Cleveland and Memphis operations
o    Sale of the Company's interest in the West Coast scrap venture
o Reducing and limiting the Company's liability with respect to the AIR joint venture
o    Reducing overall spending
o Reducing selling, general and administrative expenses and headcount at the corporate headquarters
o Strengthening and reorganizing of the Company's sales and marketing functions
o    Stabilizing the Company's management and workforce

In response to management's request, the Company's lenders agreed to debt covenant modifications and provided a commitment of $25 million in capital expenditure funding on May 15, 2000. Due to an overall decline in industry conditions throughout calendar 2000 and 2001, the Company was required to seek additional modification to its loan agreements. As a result of debt modifications dated February 20, 2001, the Company's borrowings under the Revolving Credit Facility and Birmingham Southeast, LLC Credit Facility are limited to $290 million and $10 million. (See further discussion in Note 5 to these unaudited Consolidated Financial Statements.) In addition, the maturity dates of the Company's Revolving Credit Facility and the due date for certain Senior Note principal payments have been extended until April 1, 2002.

Based upon market conditions in mid-calendar 2000, which had already been impacted by record import levels, management expected to improve near-term earnings, cash flow and overall balance sheet financial position. Management also expected to continue to pursue discussions with potential buyers of the Special Bar Quality (SBQ) operations. The overriding goal of management was to create a window of opportunity for the Company to improve its financial position and subsequently pursue refinancing of its debt.

Current State of the U.S. Steel Industry and Its Impact on Birmingham Steel

In the third and fourth calendar quarters of 2000, the U.S. steel industry experienced record declines in selling prices which have resulted in significant operating losses for most steel producers during this period and in the first calendar quarter of 2001. The deteriorating financial performance of steel producers has been well publicized in recent months with as many as 18 steel companies filing for Chapter 11 bankruptcy protection. Steel imports reached unprecedented levels in the U.S. in calendar 2000, surpassing the previous record established in 1999. Despite overall good demand for steel products in the U.S., selling prices have fallen to the lowest levels in 25 years. Selling prices for Birmingham Steel's products began declining dramatically in July 2000 in response to excess inventories throughout the industry created by the surge in imports.

The average quarterly selling price for merchant products fell $26 per ton from the quarter ended June 30, 2000 to the quarter ended September 30, 2000. In addition, selling prices fell $15 in the quarter ended December 31, 2000 and an additional $4 in the quarter ended March 31, 2001. For rebar, the downward pressure on selling prices was somewhat abated by a favorable trade case ruling in August 2000 by the U.S. Department of Commerce. However, rebar prices have declined by $20 to $30 per ton in the Midwest and overall rebar shipments continue to be affected by steel imports which arrived in the U.S. prior to the trade case ruling.

U.S. steel producers also have been adversely affected by rising energy costs and natural gas prices. For the quarter ended December 31, 2000, Birmingham Steel's average cost per ton increased approximately $7 because of increased natural gas prices and continued at these levels in the quarter ended March 31, 2001. Although industry scrap prices have declined, steel selling prices have dropped by a greater amount, thereby eroding margins.

Management believes that current industry pricing conditions will not continue for the long-term. Rebar selling prices began to increase in April 2001. The Company announced a rebar price increase of $20 per ton for April 2001 and an additional $15 per ton increase for May 2001. Depending upon general economic conditions, prices could further increase during the second half of calendar 2001. Because of the recent trade rulings, rebar imports in calendar 2001 should be substantially below the levels of calendar 2000. Also, rebar demand is expected to remain strong as funds are released for federal highway construction.

Management believes that merchant prices will increase later in fiscal 2001. The key to improving merchant prices is resumption of purchases by steel service centers. Although management expects a reduced level of imported merchant products, service centers will be cautious in resuming steel purchases until they are certain that selling prices will not erode further. Given the number of steel companies who have filed for protection under bankruptcy laws, it is also reasonable to assume that the industry will soon be forced to rationalize capacity, which will set the stage for improved selling prices across all product lines.

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

The remaining component of Birmingham Steel's turnaround plan is the completion of the sale of the Cleveland and Memphis facilities. Divesting of these plants will eliminate $36 million in annual pre-tax operating losses and improve cash flow by $20 to $25 million annually. In addition, a sale would reduce working capital requirements by approximately $30 to $40 million. On September 28, 2000, the Company signed a definitive agreement with North American Metals, Ltd. (NAM) to sell the Cleveland and Memphis operations and March 23, 2001 was set as the targeted closing date. However, in a press release dated March 26, 2001, the Company reported the agreement had been terminated because NAM was unable to complete financing arrangements by March 23, 2001.

The Company continues to pursue discussions with parties interested in purchasing the Cleveland and Memphis SBQ assets. However, in a press release dated April 24, 2001, management reported that operations at the Cleveland facility will be permanently suspended unless a sale of the facility is completed by June 22, 2001. Under current conditions in the steel industry and in light of the Company's financial condition, management may be compelled to consider offers to purchase the remaining SBQ assets at prices that are substantially below the NAM transaction value and those considered to be representative of fair value. If such an offer is accepted, the actual loss on disposal of the SBQ assets may exceed the amounts provided to date, and the amount could be material. In addition, an estimate of operating losses through the disposal period is reflected in these unaudited Consolidated Financial Statements within discontinued operations. The expected operating losses during the disposal period are based on management's estimates of the most likely outcome based on Memphis' carrying costs, Cleveland's cost structure and the current market environment of its products. To the extent actual proceeds or operating losses during the expected disposal period differ from the estimate reflected in these unaudited Consolidated Financial Statements, the variance will be reported within discontinued operations in future periods.

If a sale of the Cleveland facility is not completed by June 22, 2001, the facility will be permanently shut down. Accordingly, the Company will incur various additional costs to terminate operations and idle the facility. These costs have not been accrued in the third quarter because management remains hopeful that the Cleveland facility will be sold before the fiscal year end June 30, 2001, and, if that occurs, the shutdown and severance expenses may not be incurred. If incurred, these charges will most likely be recorded in the fourth quarter ended June 30, 2001. In addition, the Company will continually assess the adequacy of the remaining $87.9 million reserves ($75.6 million for loss on disposal and $12.3 million for expected operating losses) throughout the disposal period.

Subsequent to a sale or shutdown of the Cleveland facility, the Company will focus efforts on restructuring or refinancing the outstanding debt under the Revolving Credit Facility and Senior Notes. As is further discussed in the "Financing Activities" section below, the Company has a substantial portion of the total debt due on April 1, 2002. Accordingly, the Company will be required to restructure, refinance or amend its obligations on or before that date. Discussions have begun with the lending group to determine viable alternatives for consideration. There is no assurance regarding the success of the Company's refinancing or restructuring, particularly in view of the Company's high level of debt, the restrictive covenants under the financing agreements, and potential obligations of the Company to AIR and the fact that substantially all of the Company's assets have been pledged to its lenders.

Results from Continuing Operations

For the third quarter of fiscal 2001, the Company reported a net loss from continuing operations of $10.9 million or $0.35 per share, basic and diluted, compared to a net loss from continuing operations of $8.4 million or $0.27 per share in the third quarter of fiscal 2000. For the nine months ended March 31, 2001, the Company reported a net loss from continuing operations of $35.0 million or $0.13 per share, basic and diluted, compared to a net loss from continuing operations of $44.3 million or $1.48 per share, basic and diluted. The quarter and nine-month periods ended March 31, 2001 reflect lower shipments, lower average selling prices, higher average production costs (due to reduced production levels and higher energy costs) and higher interest charges. The overall improvement from continuing operations in the nine month period ended March 31, 2001 reflects lower start-up and restructuring costs as well as lower selling, general and administrative costs as a result of changes implemented by new management.

Sales

The following table compares shipments and average selling prices per ton for continuing operations for the quarter and nine-month periods ended March 31, 2001 and 2000:


                             Three months ended March 31,                   Nine months ended March 31,
                             2001                    2000                     2001                     2000
     Product           Tons       Average      Tons       Average          Tons       Average     Tons        Average
                      Shipped   Sales Price   Shipped   Sales Price       Shipped   Sales Price  Shipped    Sales Price

Rebar Products ....   363,238     $  253      346,577     $  262       1,047,008     $  257      1,087,215     $  263
Merchant Products .   197,533        281      260,694        318         663,460        290        721,838        309
Billets/Other .....    26,138        218       73,062        221          91,224        227        120,323        240
                      -------     ------      -------     ------       ---------     ------      ---------     ------
Totals ............   586,909     $  261      680,333     $  279       1,801,692     $  267      1,929,376     $  279
                      -------     ------      -------     ------       ---------     ------      ---------     ------


Sales from continuing operations for the third quarter of fiscal 2001 were $153.1 million, down 26.7% compared to the third quarter of fiscal 2000 sales of $194.0 million. The decrease was due to a 13.7% decrease in tons shipped and an average decrease in selling price of $9 per ton in rebar products and $37 per ton for merchant products. Sales from continuing operations for the nine months ended March 31, 2001 were $480.4 million, down 12.5% compared to the nine months ended March 31, 2000 sales of $540.5 million. The decrease was due to a 6.6% reduction in tons shipped and an average decrease in selling price of $6 per ton for rebar products and $19 per ton for merchant products.

Shipments and selling prices have declined in the quarter and nine months ended March 31, 2001, primarily because of continuing pressure of steel imports, higher overall inventories of existing steel service center customers, and a general decline in United States economic conditions. Price increases for rebar have been announced, which are expected to impact the fourth quarter of fiscal 2001. In addition, certain rebate and discount programs are being discontinued by the Company, which will have a positive impact on average selling prices. However, if market conditions continue to deteriorate, the announced price increases may not take effect until a later date.

Cost of Sales

As a percentage of net sales, cost of sales for continuing operations (other than depreciation and amortization) increased to 86.5% in the third quarter of fiscal 2001 compared to 85.5% in the third quarter of fiscal 2000. As a percentage of net sales, cost of sales for continuing operations (other than depreciation and amortization) increased to 87.6% in the nine months ended March 31, 2001 compared to 82.8% in the nine months ended March 31, 2000. The percentage increase in cost of sales as a percentage of sales during the current quarter and nine month periods ended March 31, 2001 have resulted primarily due to record low selling prices, higher energy costs and higher production costs due to production curtailments implemented to control inventories. As selling prices and shipments return to normal levels, cost of sales as a percentage of sales should improve.

Start-Up and Restructuring Costs and Other Unusual Items

In the third quarter of fiscal 2000, start-up and restructuring costs included start-up costs for the Cartersville mid-section rolling mill (which achieved commercially viable production levels in the first fiscal quarter of 2001), asset impairment charges recognized for assets taken out of service, proxy costs, and executive severance related to the proxy contest, as are more fully explained in Note 3 to these unaudited Consolidated Financial Statements.

In the nine months ended March 31, 2001, start-up costs at the Cartersville mid-section mill were substantially offset by the recovery of previously expensed legal fees in a settlement of a lawsuit. In the same period of the previous fiscal year, the Company recognized $14.7 million in start-up expenses at the Cartersville mid-section rolling mill, (which achieved commercially viable production levels in the first quarter of fiscal 2001). In addition, the Company recognized $13.1 million in impairment charges for assets taken out of service in the quarter ended December 31, 1999, and incurred $14.2 million in nonrecurring charges related to proxy solicitation and executive severance. For additional discussion of these items, refer to Note 3 of these unaudited Consolidated Financial Statements.

Selling, General and Administrative (SG&A)

SG&A expenses for continuing operations were $8.6 million in the third quarter of fiscal 2001 compared to $10.2 million in the third quarter of fiscal 2000, down 15.7% from the same period last year. For the nine months ended March 31, 2001, SG&A expenses for continuing operations were $25.6 million compared to $31.9 million in the nine months ended March 31, 2000, down 19.7% from the same period last year. The decrease in current year SG&A expenses is the result of reductions in personnel at the corporate headquarters and decreased overall spending levels as a result of the Company's turnaround efforts.

Interest Expense

Interest expense for continuing operations increased to $12.6 million in the third quarter of fiscal 2001 from $10.3 million in the same period last year. Interest expense for continuing operations increased to $37.8 million in the nine months of fiscal 2001 versus $26.4 million in the same period last year. Higher interest charges are the result of higher debt balances in the current year and a series of modifications to the Company's long-term debt agreements, which increased the Company's average borrowing rate to 9.15% in the third quarter of fiscal 2001 from 9.09% in the same period last year. For the nine months of fiscal 2001, the average borrowing rate increased to 9.31% from 8.39% in the same period last year. Recurring amortization of debt issue costs is also higher in 2001, reflecting the impact of amendment fees and other issuance costs incurred in connection with amending the Company's debt agreements.

Results from Discontinued Operations

The Company reported net loss from discontinued operations of $12.3 million or $0.40 per share, basic and diluted, in the third quarter of fiscal 2001 compared to a loss of $17.6 million or $0.58 per share, basic and diluted, in the third quarter of fiscal 2000. For the nine months of fiscal 2001, the Company reported a loss of $122.4 million or $3.95 per share, basic and diluted, compared to income from discontinued operations of $5.3 million or $0.18 per share, basic and diluted, in the same period last year.

During the third quarter of fiscal 2001, discontinued operations used $12.3 million or $0.39 per share, basic and diluted, of the reserve for operating losses and $2.0 million or $0.07 per share, basic and diluted, of the reserve for loss on sale of discontinued operations. In comparison, fiscal 2000 results reflect the reversal of discontinued operations accounting treatment offset by impairment charges related to the SBQ segment. Results for the nine months of fiscal 2001 reflect recognition, during the second and third quarters, of the estimated loss on disposal of the SBQ segment, which includes the provision for expected operating losses during the disposal period.

Sales

Sales from discontinued operations for the third quarter of fiscal 2001 were $14.7 million, down 75.1% compared to fiscal 2000 third quarter sales of $59.0 million. For the nine months of fiscal 2001, sales from discontinued operations were $61.6 million, down 65.6% compared to the nine months of fiscal 2000 sales of $178.9 million. The decrease in sales was due to a substantial decrease in tons shipped in the current year (76.2% decrease for the quarter and 67.1% decrease for the year) reflecting customer uncertainty regarding continued operation of the Cleveland facility in light of restrictive debt covenants put in place in May 2000 and a pending sale or suspension of operations. In addition, the decrease reflects the current deterioration in automotive industry production and cash flow conservation measures implemented by the Company that limited funds available for the purchase of billets from third parties for the Cleveland operation.

Cost of Sales

As a percentage of net sales, cost of sales for discontinued operations (other than depreciation and amortization) increased to 153.9% in the current quarter compared to 98.8% in the third quarter of fiscal 2000. For the nine months of fiscal 2001, cost of sales as a percentage of sales increased to 121.2% from 108.2% in the prior year. The percentage increase in cost of sales resulted primarily because of lower production, which significantly increased per ton production costs.

Depreciation and amortization expense for the nine months of fiscal 2001 decreased to $8.4 million from $13.1 million in the first nine months of fiscal 2000. The decrease is primarily a result of the cessation of depreciation associated with the Memphis facility, which suspended operations in early January 2000.

Selling, General and Administrative (SG&A)

SG&A expenses for discontinued operations decreased to $1.1 million in the third quarter of fiscal 2001 from $1.8 million in the third quarter of fiscal 2000, down 38.9% from the same period last year. SG&A expenses for discontinued operations decreased to $5.0 million in the first nine months of fiscal 2001 from $8.6 million in the first nine months of fiscal 2000, down 41.9% from the same period last year. The decrease in current year SG&A expenses is primarily the result of the shutdown of the Memphis facility and personnel and other cost reductions at the Cleveland facility which began in the second quarter of fiscal 2000.

Start-Up and Restructuring Costs and Other Unusual Items

In fiscal 2000, start-up expenses from discontinued operations were recorded for the Memphis melt-shop during the start-up of operations. In addition, charges in the second quarter of fiscal 2000 were recognized to record the impairment of the Memphis assets in conjunction with the shutdown of the facility and the impairment of the excess of cost over net assets acquired for the Cleveland facility.

Other Income

In fiscal 2000, a charge of $13.9 million was recorded to reflect the write-off of the investment in AIR. In fiscal 2001, the Cleveland facility recognized rental and facilities charges income related to property sold in fiscal 1999.

Liquidity and Capital Resources

Operating Activities

Net cash provided by operating activities of continuing operations was $19.0 million for the nine months ended March 31, 2001 compared to $31.6 million in the same period last year. The decrease in cash provided by continuing operations is primarily indicative of the decrease in selling prices and tons shipped, which has impacted results from continuing operations. In addition, changes in operating assets provided $16.6 million for the nine months ended March 31, 2001 compared to $20.6 million in the same period of the prior year reflecting reduced inventories partially offset by reduced accounts payable.

Included in cash used in operating activities of discontinued operations for the nine months ended March 31, 2000, is the provision for loss on purchase commitment on the AIR venture. The AIR project is financed on a non-recourse basis to the Company and the venture's co-sponsor (GS Industries). In February 2001, the co-sponsor filed for protection under Chapter 11 U.S. bankruptcy laws. In October 2000, the AIR facility suspended operations because of operating cash deficiencies and the inability to produce DRI economically, due to increased natural gas costs. Subsequently, the facility was shutdown and, in March 2001, AIR filed for protection under Chapter 7 U.S. bankruptcy laws. The Company has been in discussions with AIR's lenders regarding settlement of Company obligations associated with its obligation to purchase DRI from AIR. In the third quarter of fiscal 2000, the Company established a reserve of $40.2 million for potential liabilities associated with the AIR venture. As of March 31, 2001, the remaining balance of this reserve was $36.6 million. Although management believes the reserve will be sufficient to satisfy future obligations related to AIR, the ultimate loss on settlement of the AIR purchase commitment will depend upon a number of factors. These factors include the length of time the Company remains obligated under the purchase commitment, terms of the AIR bankruptcy settlement and the proceeds from a sale (which may impact the amount of any settlement payment). As is the case with all estimates that involve predictions of future outcomes, management's estimate of the loss on the DRI purchase commitment is subject to change.

Investing Activities

Net cash used in investing activities of continuing operations was $6.4 million for the nine months ended March 31, 2001 compared to $18.4 million in the same period last year. The change was primarily attributable to reduced capital spending for major projects in the current fiscal year. The debt covenants in the Company's financing agreements restrict capital expenditures to $40 million in fiscal 2001 and to $25 million in fiscal 2002. However, the new financing agreements allow the Company to carryover unused capital expenditures to succeeding fiscal years. Capital expenditures were $13.1 million in the nine months ended March 31, 2001. The Company believes the level of capital expenditures allowed in the new financing agreements is adequate to support management's plans for the ongoing operations.

Financing Activities

Net cash provided by financing activities of continuing operations was $4.3 million for the nine months of fiscal 2001 compared to $66.5 million in the same period last year. Net outstanding borrowings on the Company's Revolving Credit Facility decreased $3.0 million during the nine months of fiscal 2001 as a result of cash conservation measures put in place by management. The Company also paid $2.7 million in additional debt issuance costs in the nine months of fiscal 2001 ($1.1 million related to the fiscal 2000 debt amendments and $1.6 million related to the February 2001 amendments). (See Note 5 to these unaudited Consolidated Financial Statements).

The Company is currently in compliance with the restrictive debt covenants governing its loan agreements, which were amended on February 20, 2001. However, should factors described under "Risk Factors That May Affect Future Results; Forward-Looking Statements" below adversely affect future operating results, the Company could violate one or more of its restrictive covenants within the next twelve months. The Company is required to make significant principal repayments on April 1, 2002, and, accordingly, will be required to refinance its obligations under the Revolving Credit Facility and Senior Notes on or prior to such date. There can be no assurance regarding the success of the Company's restructuring or refinancing efforts, particularly in view of the Company's high level of debt, the restrictive covenants under the financing agreements, any potential obligations of the Company to AIR (see Note 2 to these unaudited Consolidated Financial Statements) and the fact that substantially all of the Company's assets have been pledged to its lenders. For additional discussion of long-term debt refer to Note 5 of these unaudited Consolidated Financial Statements.

Working Capital

Working capital of continuing operations at the end of the third quarter of fiscal 2001 was $114.8 million, compared to $142.7 million at June 30, 2000. The decrease in working capital was primarily attributable to cash control measures that reduced inventories of both the rebar/merchant and SBQ segments. These reductions in inventories were partially offset by a reduction in accounts payable.

Market Risk Sensitive Instruments

There have been no material changes in the Company's inherent market risks since the disclosures made as of June 30, 2000, in the Company's annual report on Form 10-K.

Risk Factors That May Affect Future Results; Forward-Looking Statements

Certain statements contained in this report are forward-looking statements based on the Company's current expectations and projections about future events. The words "believe," "expect," "anticipate" and similar expressions identify forward-looking statements. These forward-looking statements include statements concerning market conditions, future financial performance and potential growth; future cash sources and requirements, expected capital expenditures; competition and production costs; strategic plans, estimated proceeds from and the timing of asset sales including the sale of the SBQ segment; the Company's interests in AIR; environmental matters and liabilities; possible equipment losses; labor relations; and other matters.

These  forward-looking   statements  are  subject  to  a  number  of  risks  and
uncertainties, which could cause the Company's actual results to differ materially from historical results or those expected results described in the forward-looking statements. Due to such risks and uncertainties, readers are urged not to place undue reliance on forward-looking statements as a prediction of actual results.

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


Item 6. Exhibits and Reports on Form 8-K

(a)      The following exhibits are filed with this report:

o Amended Executive Retirement Plan of the Registrant amending and restating the Executive Retirement and Compensation Deferral Plan

(b)      Reports on Form 8-K

None

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       Birmingham Steel Corporation

                                       May 15, 2001

                                       /s/ J. Daniel Garrett
                                       ---------------------------
                                           J. Daniel Garrett
                                           Chief Financial Officer and
                                           Vice President Finance



EXHIBIT

                              AMENDMENT NUMBER TWO
                                     TO THE
                          BIRMINGHAM STEEL CORPORATION
               EXECUTIVE RETIREMENT AND COMPENSATION DEFERRAL PLAN


     WHEREAS, Birmingham Steel Corporation (the "Company") has heretofore adopted and established the Birmingham Steel Corporation Executive Retirement and Compensation Deferral Plan (the "Plan") for the benefit of a select group of its management or highly compensated employees;

     WHEREAS, a component of the Plan (the "CDP Component") permits an eligible employee to defer a portion of his or her Compensation and to have such deferred amount credited to a CDP Account which is established in the employee's name;

     WHEREAS, it has been determined that it would be in the best interest of the Company and its eligible employees to discontinue the CDP Component of the Plan and to distribute amounts previously deferred (and earnings credited with respect thereto) to employees; and

     WHEREAS, Section 11.3 of the Plan permits the Administrative Committee of the Plan (which is defined as being the Compensation and Stock Option Committee of the Board of Directors) to amend the Plan if the amendment does not involve a substantial increase in cost to the Company;

     NOW, THEREFORE, effective as of January 1, 2001 (the "Effective Date"), the Plan is hereby amended as follows:

1. The CDP Component of the Plan is hereby discontinued and frozen for the calendar year commencing January 1, 2001, and ending December 31, 2001, and thereafter until reinstated by the Company. On and after the Effective
     Date, and until such time as the CDP Component of the Plan has been reinstated, no further Deferral Elections may be made by employees pursuant to Article VI of the Plan, and any Deferral Election in effect as of the Effective Date will be cancelled and of no further force and effect. Any deferrals made after January 1, 2001, and prior to the implementation of this Amendment, will be refunded to the Participants, without adjustment for any investment earnings or interest.

2. During the sixty (60) day period following the date that this Amendment is executed, the CDP Account (to include investment earnings and vested bonus interest, determined in accordance with Section 7.3(c) of the Plan, as amended by Amendment Number One to the Plan, dated December 23, 1998) of each Participant in the Plan will be distributed to the Participant in a lump sum or in installments as determined in the sole discretion of the Company. For purposes of making such distributions, the CDP Account of each Participant will be adjusted to reflect "deemed" investment earnings as of the close of business of the business day immediately preceding the day on which a distribution is made to a Participant. To the extent that any funds have been aside under the Birmingham Steel Corporation Grantor Trust Agreement in connection with the Plan, such funds will be applied, to the extent required, to make distributions to Participants pursuant to this Amendment.

3. A Participant's CDP Account will not be credited with bonus interest for the year ending December 31, 2001.

4. All distributions made pursuant to paragraph 2 hereof will be reduced by any withholdings or other amounts required by law or the election of the Participant to be withheld or deducted therefrom.

5. Capitalized terms in this Amendment shall have the same meaning as are assigned to such terms by the provisions of the Plan.

6. Notice of this Amendment will be given to each Participant who had a CDP Account in the Plan on the Effective Date and/or to each Participant who had deferrals deducted from his Compensation during the calendar which commenced on January 1, 2001.

     IN WITNESS WHEREOF, by causing this instrument to be executed on this the 19th day of March, 2001, Birmingham Steel Corporation hereby adopts this Amendment Number Two to its Executive Retirement and Compensation Deferral Plan.


ATTEST:                             BIRMINGHAM STEEL CORPORATION


/s/ Catherine W. Pecher             By:  /s/ Philip L. Oakes
------------------------------           ------------------------
     Catherine W. Pecher                     Philip L. Oakes
Its: V.P. Corp Secretary                     VP Human Resources