Form 10-K405
period 2001-06-30
BIRMINGHAM STEEL CORP
filed 2001-10-15
CIK 779334

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-K
(MARK ONE)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2001

                                       OR


/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


FROM THE TRANSITION PERIOD FROM                 TO


                          COMMISSION FILE NUMBER 1-9820



                          BIRMINGHAM STEEL CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                         DELAWARE                      13-3213634
              (STATE OR OTHER JURISDICTION OF       (I.R.S. EMPLOYER
              INCORPORATION OR ORGANIZATION)         IDENTIFICATION
                                                        NUMBER)



            1000 URBAN CENTER DRIVE, SUITE 300
                    BIRMINGHAM, ALABAMA                35242-2516
         (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)      (ZIP CODE)

                                 (205) 970-1200
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:


                                                  NAME OF EACH EXCHANGE
               TITLE OF EACH CLASS                ON WHICH REGISTERED
               -------------------                -------------------
             COMMON STOCK, PAR VALUE                 NEW YORK STOCK
                 $0.01 PER SHARE                        EXCHANGE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                      NONE



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     As of October 1, 2001, 31,341,816 shares of Common Stock of the registrant were outstanding. On such date the aggregate market value of shares (based upon the closing market price of the Company's Common Stock on the New York Stock Exchange on October 1, 2001) held by non-affiliates was $26,646,078. For purposes of this calculation only directors and officers are deemed to be affiliates.




                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of our Proxy Statement for the 2001 Annual Meeting of Stockholders are incorporated herein by reference in response to items 10 through 12 in Part III of this report.

ITEM 1.   BUSINESS

OVERVIEW

     Birmingham Steel Corporation (the Company) owns and operates facilities in the mini-mill sector of the steel industry. In addition, the Company owns an equity interest in a scrap collection and processing operation. From these facilities, which are located across the United States and Canada, the Company produces a variety of steel products including semi-finished steel billets, reinforcing bars (rebar) and merchant products such as rounds, flats, squares, strips, angles and channels. In fiscal 2000, the Company began producing structural products such as angles, channels and beams that are three inches wide and above. The Company also operates regional warehouse and steel distribution facilities.

     The following table summarizes the Company's principal production facilities:

                                             PRIMARY PRODUCTS
  LOCATION              OPERATION                PRODUCED
  --------              ---------                --------
Birmingham, AL          Mini Mill         Billets, Rebar, Merchant Products
Kankakee, IL            Mini Mill         Billets, Rebar, Merchant Products
Joliet, IL(A)           Rolling Mill      Rebar, Merchant Products
Seattle, WA             Mini Mill         Billets, Rebar, Merchant Products
Jackson, MS (B)         Mini Mill         Billets, Rebar, Merchant Products
Cartersville, GA(B)     Mini Mill         Billets, Merchant Products, Structural Products
Cleveland, OH (C)       Rolling Mills     Special Bar Quality (SBQ) Rods, Bars and Wire
Memphis, TN (C)         Melt Shop         SBQ Blooms and Billets

(A)  The Joilet rolling mill was shut-down indefinitely in June 2001.

(B) Facilities owned by Birmingham Southeast, L.L.C., an 85% owned consolidated subsidiary.

(C) These facilities are designated as discontinued operations in fiscal 2001 -- see "Discontinued Operations." In June 2001, the Company suspended melting operations at Cleveland. Melting operations were suspended at Memphis in January 2000. These facilities are currently classified as assets held for disposal.

     In addition to the production facilities listed above, the Company owns a 50% equity interest in Richmond Steel Recycling, Ltd., a joint venture scrap collecting and processing operation located in Vancouver, British Columbia. The Company also owns a 50% interest in American Iron Reduction, L.L.C. (AIR), which operates a direct reduced iron (DRI) production facility in Convent, Louisiana. AIR filed for Chapter 7 protection under the United States Bankruptcy Code in March 2001.


CHANGE IN MANAGEMENT

     In July 1999, The United Company Shareholder Group (the United Group), a dissident shareholder group, initiated a proxy contest to replace the Company's Chief Executive Officer and Board of Directors and certain members of management. On December 2, 1999, the Company and the United Group reached a settlement appointing John D. Correnti as Chairman and Chief Executive Officer and reconstituting the Board of Directors to include a total of twelve directors, nine of which were appointed by the United Group and three of which were appointed by previous management. Since the conclusion of the proxy contest in December 1999, new management has accomplished a number of significant achievements, which it believes improved the overall financial condition of the Company and has positioned the Company for improved financial results in the future. These accomplishments have been achieved notwithstanding the fact that, in management's opinion, 2000 and the first half of 2001 have been the worst years in the U.S. steel industry in nearly 30 years. During this period, 17 steel companies have filed for bankruptcy under either Chapter 11 or Chapter 7 of the United States Bankruptcy Code.

     The actions of the new management team have essentially returned the Company to the proven and profitable business platforms of its core operations under which the Company was previously successful. Significant measures implemented by the Correnti management team during the past 22 months include the following:

     - Shutdown of operations at the Memphis melt shop, resulting in cash savings of approximately $2 million per month (January 2000);

     - Completion of necessary capital expenditures and completion of start-up operations at the Cartersville rolling mill (July 2000);

     - Shutdown of operations at Cleveland, which will result in cash savings of $2 million to $3 million per month (completed July 2001);

     - Shutdown of operations of the Convent, Louisiana DRI facility (AIR), resulting in cash savings of approximately $1 million per month (October 2000);

     - Sale of the Company's interest in the California scrap processing joint venture, which eliminated $34 million in contingent liabilities (June 2000);

     - Reduction of corporate headquarters personnel by more than 30%, resulting in annual savings of $2 million per year (December 1999 to June 2001);

     - Hiring of seven highly experienced steel operations and sales individuals from other steel companies to join the Correnti management team;

     -    Reduction in inventories by $78 million (from December 1999 to June
          2001); and

     - Reduction in trade accounts payable by $54 million (from December 1999 to June 2001), and significant improvement in vendor relationships which had been impaired under prior management.

     The actions above indicate the aggressive steps the Correnti management team is taking to complete a profitable turnaround of the Company, and demonstrate management's ability to implement changes as needed. Also, during the extremely challenging business conditions which have prevailed in the U.S. steel industry during the past 22 months, the Company has reduced costs, improved margins, reduced debt, improved vendor relations and improved availability under its revolving credit facility. However, the positive financial impact of management's actions has been offset by deteriorating conditions in the domestic steel industry, a surge in steel imports and a general decline in U.S. economic conditions.

     In January 2000, one month after joining the Company, new management publicly articulated a strategy for returning to profitability and providing a platform for the Company to refinance its debt. The refinancing of debt is an important element of management's turnaround plan, because the Company is currently over-leveraged and the maturity dates of its debt do not meet the Company's cash flow capabilities. In addition, the existing financial structure is highly complex and involves approximately 55 lenders.

     The Company has never had a monetary default on any interest or principal payment and is currently generating sufficient cash flow to service debt. The current lender group has indicated support for the new management team and, during the past 22 months, has accommodated the Company's requests to relax certain covenants, extend certain maturity dates and provide adequate liquidity for management to implement its turnaround plan.

     As previously stated, the new management team has implemented numerous measures to reduce costs, enhance margins, improve cash flow and reduce debt. Management's goal is to position the Company to be a leader in the consolidation of the U.S. steel industry, which a broad consensus of industry experts agree must occur in order for the domestic industry to remain viable. Experts expect that a wave of consolidation will occur over the next three to five years as the U.S. steel industry wrestles with the impact of a global economy. In fact, consolidation activity is already underway in Europe and, in management's view, consolidation of the U.S. industry is inevitable if the U.S. industry is to compete on a worldwide basis. Furthermore, the drastic decline in steel company market capitalization over the past two years is indicative of the prevailing view of the financial and investment communities that industry consolidation is inevitable.

     According to available industry data, total demand for all steel products in the U.S. is approximately 130 million tons per year. Currently, domestic steel producers have the capacity to produce approximately 100 million tons per year, which mandates a necessity for at least 30 million tons of annual steel imports. However, during the past two years, import levels reached a record 45 million tons.

     The domestic steel industry is highly fragmented with an excess number of high-cost, inefficient operations. The industry is divided into two segments: integrated steel and mini-mill steel companies. Today, there are approximately ten domestic integrated steel producers and twenty-five mini-mill companies. Along with many others, management believes the eventual consolidation activity will ultimately result in three to four domestic integrated producers and ten to eleven mini-mill companies. As is the usual case in consolidation, the survivors will be the efficient, low-cost producers.

     With the exception of the Cartersville operation, which completed start-up operations in July 2000, the Company's core operations are low-cost, highly efficient, state-of-the-art facilities. Management believes that Cartersville, upon a return of more favorable market conditions and the attainment of consistent normalized capacity levels, will also be a low-cost and efficient operation.

     According to published industry reports, the Company is recognized as having one of the most experienced and capable management teams in the industry. Since December 1999, the Company has attracted seven experienced sales and operations managers from other steel companies to join the Birmingham Steel management team. Because of the quality of its core assets and management team, management believes the Company is viewed as a key participant in the prospective consolidation of the domestic industry. Other mini-mill companies have strong asset bases, viewed desirable for consolidation, but many lack the management and operational bench strength to effectively lead the industry consolidation.

     In order to participate in the pending industry consolidation, the primary obstacle the Company must overcome is its large debt level. Management is currently investigating ways to address its debt in order to enable the Company to proactively participate in consolidation activity. In addition to improving financial performance and operating cash flow, management is aggressively pursuing the sale of its non-core assets as a means of obtaining proceeds to reduce debt. The Company is also exploring debt financing/restructure alternatives, which could include the sale of one or more of its core facilities, in order to allow the Company to recapitalize its balance sheet and reduce debt.

     Alternatives for refinancing the Company's debt with new lenders are limited because of softness in the current financial markets. Therefore, the Company is currently in discussions with its existing lender group regarding an overall debt restructure or extension of maturity dates under existing financing arrangements. As the Company's financial performance continues to improve and the general financial markets recover, management believes additional opportunities to improve the debt structure will become available. The Company does not anticipate any defaults or breach of financial covenants under its existing financing arrangements; however, a major portion of the Company's debt (approximately $291.0 million) is currently scheduled to mature April 1, 2002.

     On September 17, 2001, the Company announced it had signed a letter of intent to sell the Cleveland operation to Corporacion Sidenor, S.A. The transaction is expected to close in December 2001. Management believes an extension or more favorable refinancing terms can be obtained once the Cleveland operation is sold and the Company's core operations continue the positive trend in financial results.

     The key elements of management's turnaround strategy as set forth by new management upon assuming office in December 1999 were as follows:

     -    Completing start-up operations at Cartersville;

     -    Rationalization of the Cleveland and Memphis operations;

     -    Sale of the Company's interest in the California scrap joint venture;

- Reducing and limiting the Company's liability with respect to AIR, the Louisiana DRI joint venture;

-    Reducing overall spending;

- Reducing selling, general and administrative expenses and headcount at the corporate headquarters;

- Strengthening and reorganizing of the Company's sales and marketing functions; and

-    Stabilizing the Company's management and workforce.

     During the past 22 months, the Company has successfully completed each of the key elements of its turnaround strategy. Unfortunately, the benefits of these accomplishments have been overshadowed by a drastic deterioration of economic conditions in the U.S. steel industry which began in 1998 and have been exaggerated further by increased economic uncertainty in view of the tragic events surrounding September 11, 2001. Despite these trying economic conditions, management will continue to aggressively pursue opportunities to return Birmingham Steel to profitability and to improve the Company's capital structure.


DISCONTINUED OPERATIONS

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

Fiscal 2000

     On January 31, 2000, subsequent to a change in management which occurred after a proxy contest, new management decided to re-establish its Cleveland-based American Steel & Wire (AS&W) SBQ operations. Management's decision to continue operating the AS&W facilities was based on the following considerations:

- The Company's attempts to sell the facility had not been successful and, at that time, management believed that a sale in the near term would not generate sufficient proceeds to pay down a meaningful amount of the Company's long-term debt.

- New management believed there was a viable long-term market for AS&W's high-quality rod, bar and wire products.

- The Company had identified several potential sources of high-quality billets for the AS&W operations to replace the Memphis melt shop (which was shut down in January 2000) as the primary supply source.

     Management also concluded that a sale of the entire SBQ segment by the end of fiscal 2000, as had been previously anticipated by former management, was no longer likely based upon the results of selling efforts at that time and the then prevalent market conditions. In accordance with EITF 90-16, "Accounting for Discontinued Operations Subsequently Retained," the results of operations of the SBQ segment were reported within continuing operations from the second quarter of fiscal 2000 through the first fiscal quarter of 2001. Consequently, in the quarter ended December 31, 1999, the operating results of the SBQ segment for all periods prior to October 1, 1999 were reclassified from discontinued operations to continuing operations. In addition, as a result of unwinding the discontinued operations accounting treatment of the SBQ segment, the Company reversed the remaining balance of the reserves for loss on disposal and operating losses, and their related income tax effects. The reversal of previously established reserves (net of tax) increased net income in fiscal 2000 by $173.2 million ($5.82 per share).

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

     In the second quarter of fiscal 2001, the Company recorded an $89.9 million estimated loss ($2.90 per share) on disposal of the SBQ segment, which included a $12.3 million provision (pre-tax) for estimated operating losses during the expected disposal period. The proceeds expected to be realized on the sale of the SBQ segment, and the expected operating losses during the disposal period, were based on management's estimates of the most likely outcome based on the terms of the definitive agreement between the Company and NAM at that time.

     In a press release dated March 26, 2001, management reported that the definitive agreement with NAM for the sale of the SBQ assets had been terminated because NAM was unable to complete financing arrangements by the March 23, 2001 deadline. As the Company continued to pursue discussions with other interested parties, an additional $12.3 million was provided for disposal period losses in the quarter ended March 31, 2001. Due to a general economic slowdown in the U.S. steel industry, which impacted demand for all steel products, including SBQ products, shipments for the Cleveland facility fell precipitously in the third fiscal quarter of 2001. Subsequently, in a press release dated April 24, 2001, management reported that operations at the Cleveland facility would be indefinitely suspended unless the facility was sold by June 22, 2001. Operations were subsequently suspended in June 2001.

     On September 17, 2001, the Company announced that a letter of intent had been signed to sell the idled Cleveland facility to Sidenor, S.A., an SBQ producer headquartered in Bilbao, Spain. Proposed terms of the sale are $20 million for the operating assets plus selected inventory. In addition, after the sale is completed, the Company is required to pay retention incentives of $1.2 million to certain key people employed at the facility after the shutdown. Per terms of the letter of intent, Sidenor is reimbursing the Company for the costs of rehiring these key employees through the close of the sale. Based on the terms of the letter of intent, in the quarter ended June 30, 2001, the Company established an additional $61.2 million reserve for loss on sale. In addition, the Company recorded additional reserves for estimated losses through the anticipated disposal period of $10.1 million. The expected loss on sale and disposal period losses are based on management's estimates of the most likely outcome based on the carrying costs of the SBQ assets and anticipated costs to complete the sale of the facilities. Additionally, the Company continues to discuss the disposition of the Memphis facility with interested parties.

     As with all estimates of future events and circumstances, the actual loss on disposal of the SBQ segment, including operating losses and carrying costs through the disposal period, will most likely be different from the estimates reflected in the Consolidated Financial Statements and the difference could be material. To the extent actual proceeds from the eventual sale of the remaining assets of the SBQ segment or operating losses during the disposal period differ from the estimates reflected in the Consolidated Financial Statements, the variance will be reported within discontinued operations in future periods.


HISTORY

     The Company was formed in 1983 and commenced operations in 1984. Upon commencement of operations, the Company owned two mini-mills located in Birmingham, Alabama and Kankakee, Illinois. Subsequently, the Company has followed a strategy of growing by acquisition when market and economic conditions warrant. The Company acquired additional mini-mills in Jackson, Mississippi (1985) and Seattle, Washington (1986). In 1991, the Company acquired the assets of Seattle Steel, Inc. and consolidated all of its Seattle operations at the former

Seattle Steel site. In 1993, the Company entered the SBQ market with the acquisition of AS&W, which added the Joliet mini-mill as well as rod and wire mill assets at the Company's Cleveland facility.

     In 1994, the Company acquired a Florida-based steel distributor, Port Everglades Steel Corporation, which distributes steel products manufactured by the Company and other third parties. In December 1996, the Company contributed its Jackson, Mississippi mini-mill facility to Birmingham Southeast, L.L.C. (Birmingham Southeast), a consolidated subsidiary owned 85% by Birmingham East Coast Holdings, a wholly owned subsidiary of the Company, and 15% by a subsidiary of IVACO, Inc. Birmingham Southeast then purchased steel making assets located in Cartersville, Georgia from Atlantic Steel Industries, Inc. (Atlantic), a subsidiary of IVACO, Inc. At the time of its formation, Birmingham Southeast entered into a tolling agreement with Atlantic pursuant to which Atlantic converted billets produced by Birmingham Southeast into merchant product for a tolling fee. Birmingham Southeast also entered into a take or pay agreement to supply billets to Atlantic. These agreements expired January 1, 1999. In March 1999, the Company commenced start-up of a new medium-section mill to replace the rolling production that was provided under the tolling arrangement with Atlantic. In March 1999, the Company commenced the start-up phase of its Cartersville rolling mill. The Cartersville rolling mill facility is expected to expand the Company's merchant and structural product offerings and enable the Company to penetrate new markets. As of July 2000, the Cartersville rolling mill completed the start-up phase of operations.

     Following its acquisition of AS&W in 1993, management sought to build the Company's SBQ operations using the AS&W assets as a platform. In addition to building additional rolling mill capacity in Cleveland, the Company constructed a melt shop in Memphis, Tennessee. The Memphis melt shop facility was intended to provide lower cost raw materials (high grade, low carbon billets) for the Cleveland SBQ rod, bar and wire operations. During the development and expansion of the Cleveland and Memphis facilities, industry overcapacity and an increase in imported SBQ products created unfavorable pricing conditions. In August 1999, the Company announced its intention to divest its SBQ operations in order to focus on its core mini-mill and scrap operations. In January 2000, under new management, the Company decided to rationalize the SBQ operations by suspending melting operations at the Memphis facility and continuing operations at the AS&W facilities using third-party billets. In December 2001, new management announced its intention to divest its SBQ operations in order to focus on its core mini-mill and scrap operations.


OPERATIONAL MANAGEMENT

     The Company's strategies for its rebar/merchant mini-mills are to (a) increase sales by actively pursuing new customers and strengthening relationships with existing customers; (b) improve its position as a low-cost producer through continued operating cost reductions; (c) optimize capacity utilization at each facility; and (d) increase production and sales of merchant and structural products.

     For management purposes, the Company's rebar and merchant product mini-mills are operated as independent business units, reporting directly to the Company's Chief Executive Officer. The rebar/merchant facilities are aggregated and reported within a single segment because, among other things, they produce essentially the same products using essentially identical production equipment and techniques and they sell steel products to the same classes of customers. In addition, their distribution methods are identical and they operate under the same regulatory environment. Furthermore, over the long-term, the rebar/merchant facilities are expected to generate similar long-term average gross margins.

     SBQ operations are considered a separate segment for financial reporting purposes due to differences in: (a) the class of customer served; (b) finished product chemistry and surface quality; (c) intended uses of finished product; and (d) expected long-term average profit margins. The SBQ operations are reported in discontinued operations (see Footnote 2 to the Consolidated Financial Statements).

STEEL MANUFACTURING

     Steel can be produced at significantly lower costs by mini-mills than by integrated steel operations, which typically process iron ore and other raw materials in blast furnaces to produce steel. Integrated steel mills generally
(a) use more costly raw materials; (b) consume more energy; (c) consist of older and less efficient facilities which are more labor-intensive; and (d) employ a larger labor force than the mini-mill industry. In general, mini-mills service geographic markets and produce a limited line of rebar and merchant products. The domestic mini-mill steel industry currently has excess production capacity. This over-capacity, together with competition from foreign producers, has resulted in competitive product pricing and cyclical pressures on industry profit margins. In this environment, efficient production and cost controls are critical to the viability of domestic mini-mill steel producers.

     The Company operates mini-mills (electric arc furnace melt shops and finished product rolling mills) in Birmingham, Alabama; Kankakee, Illinois; and Seattle, Washington. The Company also has a rolling mill in Joliet, Illinois (which was indefinitely shut-down in June 2001), and has warehouse and distribution facilities in Fontana and Livermore, California; Baltimore, Maryland; and Ft. Lauderdale, Florida. Through its wholly owned subsidiary, Birmingham East Coast Holdings, the Company owns 85% of Birmingham Southeast, a consolidated subsidiary that operates mini-mills in Cartersville, Georgia and Jackson, Mississippi. The Company also owns SBQ rod, bar and wire production facilities in Cleveland, Ohio and a SBQ melt shop in Memphis, Tennessee.

     Carbon steel rebar products produced by the Company are sold primarily to independent fabricators and distributors for use in the construction industry. Merchant and structural products are sold to fabricators, steel service centers and original equipment manufacturers for use in general industrial applications. SBQ rod, bar and wire products are targeted to customers in the automotive, fastener, welding, appliance and aerospace industries.

     The Company's mini-mills melt ferrous scrap to produce rebar and merchant steel products. Production begins with the melting of ferrous scrap in an electric arc furnace. The molten steel is then funneled through a continuous caster which produces steel billets (continuous rectangular strands of steel), which are then cut into predetermined lengths. Billets are transferred to a rolling mill where they are reheated, passed through a roughing mill for size reduction, rolled into finished rebar, merchant or structural products and cooled. Merchant and structural products then pass through state-of-the-art straightening and stacking equipment. At the end of the production process, rebar and merchant steel products pass through automated bundling equipment to ensure uniform packaging for shipment to customers.

     The Company's electric arc furnace in Memphis, Tennessee has capability to melt high quality scrap and DRI to produce molten steel that is then poured into a continuous caster to form a bloom -- which is a larger size than a billet. In a continuous process, blooms are moved from the caster directly to stands which reduce the blooms to a billet. The bloom cast is essential to achieving the necessary quality for SBQ products. The Company's SBQ operations in Cleveland require high quality carbon and alloy semi-finished billets which have been obtained from third parties and from the Memphis melt shop. The high quality billets are then converted into a variety of high quality rod, bar and wire products.


RAW MATERIALS AND ENERGY COSTS

     The principal raw material used in the Company's mini-mills is ferrous scrap, generally derived from automobile, industrial and railroad scrap. The market for scrap steel is highly competitive and its price volatility is influenced by periodic shortages, freight costs, speculation by scrap brokers and other conditions largely beyond the control of the Company. The Company purchases its outside scrap requirements from a number of scrap merchants and is not generally dependent on any single supplier. In fiscal 2001, scrap costs represented approximately 40% of the Company's total manufacturing costs at its core mini-mills.

     Within the commodity product ranges dominated by the mini-mill industry, fluctuations in scrap market conditions have an industry-wide impact on manufacturing costs and selling prices of finished goods. During periods of scrap price escalation, the mini-mill industry seeks to maintain profit margins and the Company has in the past been able to pass along increased raw material costs to customers. However, temporary reductions in profit margin spreads frequently occur because of a timing lag between the escalation of scrap prices and the effective market acceptance of higher selling prices for finished steel products. Following this delay in margin recovery, steel industry profitability has historically escalated during periods of inflated scrap market pricing. There can be no assurance that competitive conditions will permit the Company to pass on scrap cost increases in the future.

     The principal raw material for the Company's discontinued SBQ rod, bar and wire operations is high quality steel billets. Because of the metallurgical characteristics demanded in the finished product, the Company obtains its billets only from those suppliers whose billets can meet the required metallurgical specifications of its customers. The Company manufactures its high quality rod, bar and wire products using approximately 120 generic grades of billets. Until December 1999 (when operations at Memphis were suspended), the Memphis melt shop used both high-grade scrap and DRI as feedstock. Substantially all of the Memphis DRI was obtained from AIR, the Company's DRI joint venture. In fiscal 2000, upon termination of operations at Memphis, the Company was required to obtain a substantial portion of its Cleveland billet requirements from third party suppliers. Until suspending operations at the Cleveland facility in June 2001, the Company had informal arrangements to obtain billets from several foreign and domestic steel producers.

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


PRODUCTION CAPACITY

     The table below presents management's estimated melting and rolling mill capacity, together with actual steel melting and rolling production for fiscal 2001. The capacities presented are management's estimates and are based upon a normal 168-hour weekly work schedule, assuming an average product mix for each facility and include the effects of capacity limitations currently impacting each facility. Production capacities listed below are estimated year-end capacity levels:

                                      ANNUAL      FISCAL         ANNUAL      FISCAL
                                      MELTING      2001          ROLLING      2001
                                     CAPACITY   PRODUCTION      CAPACITY   PRODUCTION
                                     --------   ----------      --------   ----------
                                    (IN THOUSANDS OF TONS)     (IN THOUSANDS OF TONS)
                                    ----------------------     ----------------------
Continuing core mini-mills:
   Birmingham ..............           500           462           550           483
   Kankakee ................           835           651           600           503
   Joliet (A) ..............            --            --           280           130
   Seattle .................           750           686           750           615
   Jackson .................           450           257           400           221
   Cartersville..(B) .......         1,000           417           600           286
Discontinued SBQ Operations:
   Cleveland...(C) .........            --            --         1,100           187
   Memphis...(D) ...........         1,000            --            --            --
                                     -----         -----         -----         -----
                                     4,535         2,473         4,280         2,425
                                     =====         =====         =====         =====

(A) The Joliet facility ceased operations temporarily in February 2001 and indefinitely in June 2001.

(B) The Cartersville facility completed the start-up phase of operations in July 2000.

(C)  Cleveland ceased operations in June 2001. See "Discontinued Operations".

(D)  Memphis ceased operations in December 1999. See "Discontinued Operations".

     The Company has the capability to produce both rebar and merchant products at each of its core mini-mills. Converting rebar production to merchant products production is a routine facet of operations at the Company's mini-mill facilities and no major impediments exist which would preclude changing the product mix to meet changes in demand.


PRODUCTION FACILITIES -- CONTINUING OPERATIONS - CORE MINI-MILLS

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

   Kankakee, Illinois

     The Kankakee, Illinois facility is located approximately 50 miles south of Chicago. Since its acquisition in 1981, the Company has renovated the operation and installed a new melt shop, continuous caster, rolling mill, reheat furnace and in-line straightening, stacking and bundling equipment. Kankakee enjoys a favorable geographical proximity to key Midwest markets for merchant products. This freight cost advantage and Kankakee's state-of-the-art equipment capabilities are competitive advantages in the Company's strategy to expand market share of merchant products. The Kankakee operation produces rebar and a variety of merchant products, including rounds, angles, channels, squares, flats and strip.

   Joliet, Illinois

     The Joliet, Illinois facility was acquired with the Company's purchase of American Steel & Wire Corporation in November 1993. In fiscal 1996, concurrent with the start-up of the new high quality bar mill in Cleveland (see "Cleveland, Ohio" below), the Company transferred the operation of the Joliet facility from the management in Cleveland to the operational control of the Kankakee management group. The Company also invested approximately $30 million to upgrade the rolling mill and enable Joliet to produce coiled and straight length rebar, flats, rounds and squares. The Joliet operation consists of a modernized 2-strand, 19-stand Morgan mill, 3-zone top-fired walking beam furnace, no-twist finishing and a coil and cut-to-length line. The Joliet operation obtains its semi-finished steel billet requirements primarily from the Company's Kankakee facility. Because of deteriorating market conditions, the operations at Joliet were indefinitely suspended in June 2001.

   Seattle, Washington

     The Seattle, Washington facility is located adjacent to the Port of Seattle. The Company began operating in Seattle in 1986 upon the acquisition of a local steel company, which provided entry to the West Coast steel markets. In 1991, the Company purchased the assets of Seattle Steel, Inc., in west Seattle, and consolidated all of its steel operations to the west Seattle site. Soon after the acquisition of the west Seattle operations, the Company began a modernization program which included installation of a new baghouse, new ladle turret and billet runout table. In 1993, the Company completed construction of a new state-of-the-art in-line rolling mill which includes automated in-line straightening, stacking and bundling equipment designed to facilitate Seattle's expansion in merchant product production. The Seattle operation produces rebar and a variety of merchant products, including rounds, angles, channels, squares, flats and strip.

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

     Since acquiring the Jackson operation, the Company has renovated the facilities and equipment. The Jackson facility includes a melt shop which was completed in 1993 and a modern in-line rolling mill. Installations of automated in-line straightening and stacking equipment were completed in fiscal 1994. The Jackson facility produces primarily merchant products including rounds, squares, flats, strip and angles. The Jackson facility also has the capability to produce rebar.

   Cartersville, Georgia

     Birmingham Southeast acquired the Cartersville, Georgia facility in December 1996. The facility has a melt shop with a 24 foot, 140 ton Demag AC electric arc furnace and Demag 6-strand billet caster. In addition to merchant and structural products, Cartersville produced billets for feedstock to the Cleveland facility. In March 1999, the Company began its own rolling operations in Cartersville and now produces a wide range of merchant and structural products at this facility. The Company completed the start-up phase of the Cartersville facility in July 2000.

   PESCO Facilities

     In December 1994, the Company acquired substantially all of the assets of Port Everglades Steel Corporation (PESCO), a Florida-based steel distributor which operates facilities in Florida and Texas. PESCO obtains the majority of its steel requirements from the Company's Birmingham, Jackson and Kankakee mills.


PRODUCTION FACILITIES -- DISCONTINUED SBQ OPERATIONS

     In February 2001, the Company announced its intention to divest its SBQ operations in order to focus efforts on its core mini-mill and scrap operations.

   Cleveland, Ohio

     The Company's Cleveland, Ohio facilities include a rod mill, a bar mill and a wire mill. The rod and wire assets were acquired in 1993 when the Company purchased American Steel & Wire Corporation (AS&W).

     The Cleveland facilities produce a variety of high quality steel rod, bar and wire products. The Cleveland operation has achieved QS9000 registration, which is a quality system requirement established by Chrysler, Ford and General Motors, and is based upon the internationally recognized ISO9000 series of standards. The Cleveland operation also includes a facility which produces ultra-high tensile strength specialty wire (TOW) for use in the U.S. Government's anti-tank missile guidance systems. The Cleveland plant is the only producer of TOW missile wire.

   Memphis, Tennessee

     In November 1997, the Company began start-up operations of an SBQ melt shop in Memphis. The Memphis melt shop was designed to produce 1 million tons of high quality billets per year. The facility consists of an electric arc furnace, vacuum degassing tank, a ladle metallurgy station, a continuous bloom caster and a billet rolling mill. The facility also includes inspection and conditioning equipment used to analyze billets prior to shipment. The Company ceased operations of the Memphis facility as of January 1, 2000 and committed to a plan to sell the assets. The Memphis facility assets are held for sale as of June 30, 2001. See Note 2 to the Consolidated Financial Statements.

PRODUCTS

     Note 12 to the Consolidated Financial Statements provides information about net sales for each of the past three years by type of product and by geographic area. Following is a discussion of each of the Company's principal products and distribution methods.

   Rebar Products

     The Company has the capability to produce rebar at each of its continuing core mini-mill facilities. Rebar is generally sold to fabricators and manufacturers who cut, bend, shape and fabricate the steel to meet engineering, architectural or end-product specifications. Rebar is used primarily for strengthening concrete in highway construction, building construction and other construction applications. Unlike some other manufacturers of rebar, the Company does not engage in the rebar fabrication business, which could put the Company into direct competition with its major rebar customers. The Company instead focuses its marketing efforts on independent rebar fabricators and steel service centers.

     Rebar is a commodity steel product, which makes price the primary competitive factor. As a result, freight costs limit rebar competition to regional producers generally concentrated within a 700 mile radius of a mill. Except in unusual circumstances, the customer's delivery expense is limited to freight from the nearest mini-mill. Any incremental freight charges from another source must be absorbed by the supplier. The Company ships rebar products to customers primarily via common carrier and, to a lesser extent, by rail.

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

     The following data, reported by the American Iron and Steel Institute (a steel trade association), depict apparent rebar consumption in the United States from 1989 through 2000. The table also includes rebar shipments by the Company and its approximate market share percentage for the periods indicated:

                      REBAR            COMPANY        APPROXIMATE
                   CONSUMPTION        SHIPMENTS          MARKET
CALENDAR YEAR       (IN TONS)         (IN TONS)          SHARE
-------------       ---------         ---------          -----

1989 ...........     5,213,000           972,000         18.6%
1990 ...........     5,386,000           972,000         18.0%
1991 ...........     4,779,000           945,000         19.8%
1992 ...........     4,764,000         1,060,000         22.3%
1993 ...........     5,051,000         1,181,000         23.4%
1994 ...........     5,151,000         1,185,000         23.0%
1995 ...........     5,454,000         1,108,000         20.3%
1996 ...........     6,071,000         1,288,000         21.2%
1997 ...........     6,188,000         1,432,000         23.1%
1998 ...........     7,373,000         1,363,000         18.5%
1999 ...........     6,546,000         1,446,000         22.1%
2000 ...........     6,907,000         1,402,000         20.3%

   The Company's rebar operations are subject to a period of moderately reduced sales from November to February, when winter weather and the holiday season impact construction market demand.

   Merchant and Structural Products

   The Company has the capability to produce merchant products at each of its continuing core mini-mill facilities. Merchant products consist of rounds, squares, flats and strip, along with angles and channels less than three inches wide. Merchant products are generally sold to fabricators, steel service centers and manufacturers who cut, bend, shape and fabricate steel to meet engineering or end product specifications. Merchant products are used to manufacture a wide variety of products, including gratings, steel floor and roof joists, safety walkways, ornamental furniture, stair railings and farm equipment.

   The Company has the capability to produce structural products at its Cartersville mini-mill facility. Structural products consist of angles, channels and beams that are three inches wide and above. Structural products are used to manufacture a wide variety of products including housing beams, trailers, light to medium structural support for buildings and other construction based uses.

   Merchant and structural products typically require more specialized processing and handling than rebar, including straightening, stacking and specialized bundling. Because of the greater variety of shapes and sizes, merchant and structural products are typically produced in shorter production runs, requiring more frequent changeovers in rolling mill equipment. Merchant products generally command higher prices and can produce higher profit margins on a per ton basis than rebar products. The Company has installed modern straightening, stacking and bundling equipment at its mills to strengthen its competitiveness in merchant and structural markets. As with rebar, the Company generally ships merchant products to customers by common carrier or by rail and equalizes freight costs to the nearest competing mill.

   The following data reported by the American Iron and Steel Institute depict apparent consumption of merchant products in the United States from 1989 through 2000. The table also includes merchant product shipments by the Company and its approximate market share percentage for the periods indicated:

                      MERCHANT PRODUCT     COMPANY     APPROXIMATE
                        CONSUMPTION       SHIPMENTS       MARKET
     CALENDAR YEAR       (IN TONS)        (IN TONS)       SHARE
     -------------       ---------        ---------       -----

        1989.....         8,398,000        272,000         3.2%
        1990.....         8,379,000        306,000         3.7%
        1991.....         7,045,000        287,000         4.1%
        1992.....         7,504,000        330,000         4.4%
        1993.....         8,445,000        395,000         4.6%
        1994.....        10,113,000        484,000         4.8%
        1995.....        10,618,000        524,000         4.9%
        1996.....        10,341,000        520,000         5.0%
        1997.....        10,534,000        925,000         8.8%
        1998.....        11,600,000        909,000         7.8%
        1999.....        10,237,000        908,000         8.9%
        2000.....         9,236,000        955,000        10.3%

     Data reported by the American Iron and Steel Institute depict apparent consumption of structural products in the United States in calendar year 2000 was 8,691,000 tons. Cartersville shipped 23,000 tons of structural products in the United States in calendar year 2000, which represented approximately 0.3% of the market share. In calendar year 1999, data reported by the American Iron and Steel Institute depict apparent consumption of structural products in the United States was 6,391,000 tons. Since Cartersville did not begin construction of their mid-section mini-mill until March 1999, and was in start-up through July 2000, the Company did not have a significant amount of structural shipments during calendar 1999.

   SBQ Rod, Bar and Wire Products

     In February 2001, the Company announced its intention to divest its SBQ operations in order to focus on its core mini-mill and scrap operations. For financial reporting purposes, the SBQ operations are classified as discontinued operations. The following discussion is provided for historical reference purposes.

     The Company's SBQ facilities sold high-quality rod, bar and wire products to customers in the automotive, agricultural, industrial fastener, welding, appliance and aerospace industries. Because of the flexibility of the Cleveland facility, the Company produced a wide variety of SBQ products, including cold heading quality, cold finish quality, cold rolling quality, welding quality, specialty high carbon quality, industrial quality, bearing quality and wire products. Approximately 70% of the Company's SBQ shipments were to customers serving the original equipment and after-market segments of the automotive industry.


COMPETITION

     Price sensitivity in markets for the Company's products is driven by competitive factors, including the cost and availability of steel in the marketplace. The geographic marketing areas for the Company's products are principally the United States and Canada.

     Because rebar, merchant and structural products are commodity products, the major factors affecting the sale of finished products are competitive pricing, inventory availability, facility location and service. The Company competes in the rebar, merchant and structural markets primarily with numerous regional domestic mini-mill companies and foreign importers.

   Foreign Competition

     During the past three years, foreign steel imports have had a significant impact on the Company's shipments. Selling prices have decreased in each of the past three years, primarily because of increased imports. In July 2000, the Company and other United States rebar producers (the Rebar Trade Action Coalition) filed a petition with the International Trade Commission (ITC) against dumping rebar in certain United States regional markets. In August 2000, the ITC ruled in favor of the Rebar Trade Action Coalition, preliminarily finding that certain regional United States markets had been injured or threatened with injury due to dumped steel imports. As a result of these findings, the Department of Commerce imposed duties ranging from 17% to 133% on imports from eight countries beginning in April 2001. In addition, the President of the United States requested an investigation of steel imports under section 201 of the trade code for all steel products from all countries to determine if dumping is a global issue. Findings from this investigation are expected to be released in February 2002.


EMPLOYEES

   Production Facilities

     At June 30, 2001, the Company employed 1,410 people at its production facilities. The Company estimates that approximately 32% of its current employee compensation in operations is earned on an incentive basis linked to production. The percentage of incentive pay varies from mill to mill based upon operating efficiencies. During fiscal 2001, hourly employee costs at these facilities were approximately $28 per hour, including overtime and fringe benefits, which is competitive with other mini-mills. Approximately 90 production and maintenance employees at the Joliet facility have been represented by United Steelworkers of America since 1986, and are parties to a collective bargaining contract which expires in September 2004. However, due to business conditions, the Joliet operations were indefinitely suspended effective June 23, 2001. Affected employees were provided a sixty day advance notice of the shutdown in compliance with the Worker Adjustment and Retraining Notification Act (WARN). During fiscal 2001, hourly employee costs at this facility were approximately $28 per hour, including overtime and fringe benefits. The Company's other facilities are not unionized. The Company has never experienced a strike or other work stoppage at its steel mills and management believes that employee relations remain good.

   Sales and Administrative Personnel

     At June 30, 2001, the Company employed 173 sales and administrative personnel, of which 82 were employed at the Company's corporate office headquarters located in Birmingham, Alabama.


ENVIRONMENTAL AND REGULATORY MATTERS

     The Company is subject to federal, state and local environmental laws and regulations concerning, among other matters, waste water effluent, air emissions and furnace dust disposal. As these regulations increase in complexity and scope, environmental considerations play an increasingly important role in planning, daily operations and expenses.

     The Company operates engineering/environmental services departments and has environmental coordinators at its facilities to maintain compliance with applicable laws and regulations. These personnel are responsible for the daily management of environmental matters. The Company believes it is currently in material compliance with all known and applicable environmental regulations. Changes in federal or state regulations or a discovery of unknown conditions could require substantial additional expenditures by the Company.

     The Company's mini-mills are classified as hazardous waste generators because they produce and collect certain types of dust containing lead and cadmium. The Company currently collects and disposes of such wastes at approved landfill sites or recycling sites through contracts with approved waste disposal and recycling firms.

     The Cleveland and Joliet facilities were acquired pursuant to an Asset Sales Agreement dated May 19, 1986 (the Agreement), by and between AS&W and USX Corporation (formerly United States Steel Corporation) (USX). Pursuant to the Agreement, AS&W is indemnified by USX for claims, if any, which may be asserted against AS&W under the Resource Conservation and Recovery Act of 1976, as amended, 42 U.S.C. Subsection 6901, et seq., and the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended, 42 U.S.C. Sub-section 9601, et. Seq., or which may be asserted under similar federal or state statutes or regulations, which arise out of USX's actions on or prior to June 30, 1986, the date on which AS&W acquired these facilities. To date, no material claims have been identified or asserted against AS&W.


EXECUTIVE OFFICERS OF THE REGISTRANT

     Pursuant to General Instruction G(3) to Form 10-K, information regarding the executive officers of the Company called for by Item 401(b) of Regulation S-K is presented below.

     The following table sets forth the name of each executive officer of the Company, the offices they hold, and their ages as of October 1, 2001:

     NAME                    AGE      OFFICE HELD
     ----                    ---      -----------
John D. Correnti             54       Chairman of the Board and Chief Executive Officer
James A. Todd, Jr.           73       Vice Chairman and Chief Administrative Officer
Robert G. Wilson             64       Vice President - Rebar Sales
Philip L. Oakes              54       Vice President - Human Resources
J. Daniel Garrett            43       Chief Financial Officer and Vice President - Finance

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

     Robert G. Wilson joined the Company in 1988 as Vice President - Sales and has served as Vice President - Rebar Sales since December 1999.

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

                                                            BUILDING            OWNED
                                                             SQUARE              OR
             LOCATION                        ACREAGE         FOOTAGE            LEASED
             --------                        -------         -------            ------
Corporate Headquarters:
   Birmingham, Alabama .........                --            41,433            Leased

Continuing Operating Facilities:
   Rebar/Merchant mini-mills:
     Birmingham, Alabama .......                26           260,900            Owned
     Kankakee, Illinois ........               222           400,000            Owned
     Seattle, Washington .......                69           736,000            Owned
     Jackson, Mississippi ......                99           323,000            Owned(A)
     Cartersville, Georgia .....               283           367,000            Owned
Distribution Facility:
     Ft. Lauderdale, Florida ...                --            29,500            Leased

   SBQ Operations (B):
      Cleveland, Ohio ..........               216         2,041,600            Owned(A)
      Memphis, Tennessee .......               500           184,800            Owned(A)

     All of these facilities are encumbered by mortgages held by lenders as security for outstanding debt.

(A) Portions of equipment that were financed by Industrial Revenue Bonds are leased pursuant to the terms of such bonds.

(B) These facilities are designated as discontinued operations in fiscal 2001 - see "Discontinued Operations". In June 2001, the Company suspended melting operations at Cleveland. Melting operations were suspended at Memphis in January 2000. These facilities are currently classified as assets held for disposal.


ITEM 3.   LEGAL PROCEEDINGS

     The Company is involved in litigation relating to claims arising out of its operations in the normal course of business. Most of the existing known claims against the Company are covered by insurance, subject to the payment of deductible amounts by the Company. Management believes that substantially all uninsured or unindemnified liability resulting from existing litigation will not have a material adverse effect on the Company's business or financial position. However, there can be no assurance that insurance, including product liability insurance, will be available in the future at reasonable rates.

     The Company has been named as a defendant in a number of lawsuits arising out of an accident on March 15, 1999, involving the Amtrak passenger train, City of New Orleans, and a tractor trailer at the McKnight Road Grade Crossing located in front of the Company's plant in Kankakee, Illinois. The truck was owned and operated by Melco Transfer, Inc., and driven by John R. Stokes, a Melco employee. The railroad tracks, warning lights and gates were owned, operated and maintained by Illinois Central Railroad. At the time of the accident, the truck was just leaving the Kankakee plant carrying steel reinforcing bar produced by the Company. There were approximately 122 injuries and 11 deaths in the accident. The Company has been named as a defendant or counterdefendant in 56 cases pending in the Circuit Court of Cook County, Illinois, which have been consolidated under the style Deborah Dowe, personal representative of the Estate of Sheena Dowe, Deceased v. Melco Transfer, Inc., et al. The Company has also been named as a defendant in five Federal Employers Liability Act (FELA) cases brought by Amtrak employees in the Circuit Court of Cook County, which have also been consolidated in the Dowe case. The Company has also been named as a defendant in a suit brought by Amtrak in the Circuit Court of Cook County, Illinois, styled National Railroad Passenger Corporation d/b/a Amtrak v. Birmingham Steel Corporation, et al. Amtrak's complaint seeks to recover for property damage to the train, cleanup costs and loss of income resulting from the accident and contribution in any judgments awarded against Amtrak in any personal injury actions arising out of the lawsuits. The Amtrak case has been consolidated with the Dowe case. The Company has been named as a defendant in a case pending in the United States District Court for the Northern District of Illinois, Anna Wilson-McCray v. John
R. Stokes, et al. The Company has been named as a counterdefendant in two cases pending in the Circuit Court for Kankakee County, Illinois, styled Dawson v. Illinois Central Railroad, and Neils v. Illinois Central Railroad. The Dawson and Neils cases are injury cases. The Company has also been named as a defendant in four cases filed in New Orleans Parish, Louisiana. Those cases are Williams, Brister, George, and Martin. The plaintiffs in those cases were all employees of Amtrak at the time of the accident. The Company has been named as a defendant in third party complaints filed by Amtrak in four (4) bodily-injury suits pending in the U.S. District Court for the Central District of Illinois where the plaintiffs were employees of Amtrak and/or Illinois Central who filed FELA claims against Amtrak.

     The various plaintiffs in both the Illinois and Louisiana cases contend that at the time of the accident John R. Stokes, the driver of the truck, was acting as an employee or agent of the Company; that the Company was negligent in loading the trailer; that the load placed on the trailer exceeded the weight limit allowed by statute; and that the Company negligently allowed some rail cars to be parked on a side track near the intersection. The Company is being defended in all of the cases through insurance counsel. The Company denies all liability, and is vigorously defending the cases. At this time, however, the cases remain in their early stages, and discovery is incomplete. The Company cannot accurately assess the plaintiffs' chance of recovery against the Company.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of fiscal year 2001.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANTS COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock, par value $0.01 per share (Common Stock), is traded on the New York Stock Exchange (NYSE) under the symbol BIR.

     The table below sets forth for the two fiscal years ended June 30, 2001 and 2000, the high and low prices of the Company's Common Stock based upon the high and low sales prices of the Common Stock as reported on the NYSE Composite Tape:

                                                HIGH     LOW
                                                ----     ---
     Fiscal Year Ended June 30, 2001
        First Quarter....................      $3.75    $2.25
        Second Quarter...................       2.88     0.75
        Third Quarter....................       2.15     0.93
        Fourth Quarter...................       1.60     0.60


     Fiscal Year Ended June 30, 2000
        First Quarter....................      $9.06    $4.31
        Second Quarter...................       8.19     3.25
        Third Quarter....................       5.44     3.19
        Fourth Quarter...................       5.00     3.00

     The last sale price of the Common Stock as reported on the NYSE on October 1, 2001 was $0.98. As of October 1, 2001, there were 1,417 holders of record of the Common Stock. The Company's registrar and transfer agent is First Union National Bank of North Carolina.

     On July 13, 2001, the Company announced that, as a result of writedowns associated with the decision to divest of certain unprofitable operations (including Cleveland and Memphis), it was not in compliance with the NYSE minimum continued listing standards with respect to total equity. The Company also reported it was below the minimum market capitalization requirement of $50 million. On September 4, 2001, the NYSE accepted the Company's proposed plan to attain compliance with continued listing standards on or before November 21, 2002. As a result, subject to the Company's realizing certain interim and ongoing objectives as outlined in its plan, the Company's stock will continue to be traded on the NYSE.

     The ability of the Company to pay dividends in the future will be dependent upon general business conditions, earnings, capital requirements, funds legally available for such dividends, contractual provisions of debt agreements and other relevant factors (refer to "Selected Consolidated Financial Data" for information concerning dividends paid by the Company during the past five fiscal years). In December 1999, the Company's Board of Directors decided to suspend quarterly dividend payments until the Company's profitability and cash flows improve and the restrictive covenants of its long-term debt obligations become less restrictive. Under the terms of the Company's amended debt agreements (refer to Note 7 to the Consolidated Financial Statements), dividends and other "restricted payments," as defined in the agreements, are limited to the lesser of $750,000 per quarter or 50% of quarterly income from continuing operations.

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA

                                                                                   YEARS ENDED JUNE 30,
                                                                                   --------------------
                                                          2001           2000(A)          1999(A)       1998(A)         1997(A)
                                                        ---------       ---------       ---------      ---------       ---------
                                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Net sales .........................................     $ 700,115       $ 770,840       $ 754,285      $ 884,890       $ 707,279
Cost of sales:
        Other than depreciation and amortization ..       614,122         646,320         613,097        737,362         595,247
        Depreciation and amortization .............        42,162          42,294          40,227         37,954          32,739
                                                        ---------       ---------       ---------      ---------       ---------
    Gross profit ..................................        43,831          82,226         100,961        109,574          79,293
Start-up and restructuring costs and other unusual
    items, net (B) ................................           (16)         45,235          12,854          1,305           6,730
Selling, general and administrative expense .......        34,287          37,642          36,625         44,214          33,492
                                                        ---------       ---------       ---------      ---------       ---------
    Operating income (loss) .......................         9,560            (651)         51,482         64,055          39,071
Interest expense ..................................        49,519          37,807          24,248         17,261          11,906
Other income, net (C) .............................         1,627           2,858           9,930         12,794           4,704
(Loss) income from equity investments (D) .........           (23)          1,974         (24,563)       (18,326)         (1,566)
Minority interest in loss of subsidiary ...........            --           7,978           5,497          1,643           2,347
                                                        ---------       ---------       ---------      ---------       ---------
(Loss) income from continuing operations before
    income taxes ..................................       (38,355)        (25,648)         18,098         42,905          32,650
Provision for income taxes ........................           184          33,835          14,814         14,960          12,863
                                                        ---------       ---------       ---------      ---------       ---------
(Loss) income from continuing operations ..........       (38,539)        (59,483)          3,284         27,945          19,787
(Loss) income from discontinued operations, net (E)      (158,447)          6,332        (227,520)       (26,316)         (5,370)
                                                        ---------       ---------       ---------      ---------       ---------
(Loss) income before extraordinary item ...........      (196,986)        (53,151)       (224,236)         1,629          14,417
Loss on restructuring of debt, net ................            --          (1,669)             --             --              --
                                                        ---------       ---------       ---------      ---------       ---------
Net (loss) income .................................     $(196,986)      $ (54,820)      $(224,236)     $   1,629       $  14,417
                                                        =========       =========       =========      =========       =========

Basic and diluted per share amounts:
    (Loss) income from continuing operations ......     $   (1.25)      $   (1.97)      $    0.11      $    0.94       $    0.68
    (Loss) income on discontinued operations ......         (5.11)           0.21           (7.72)         (0.89)          (0.18)
    Loss on restructuring of debt .................            --           (0.06)             --             --              --
                                                        ---------       ---------       ---------      ---------       ---------
    Net (loss) income .............................     $   (6.36)      $   (1.82)      $   (7.61)     $    0.05       $    0.50
                                                        =========       =========       =========      =========       =========

Dividends declared per share ......................     $    0.00       $    0.05       $   0.175      $    0.40       $    0.40
                                                        =========       =========       =========      =========       =========

                                                                           JUNE 30,
                                                                           --------
BALANCE SHEET DATA:                       2001            2000(A)           1999(A)           1998(A)           1997(A)
                                        ----------      ----------        ----------        ----------        ----------
Working capital ...................     $ (195,072)     $  142,659        $  110,434        $  237,673        $  228,881
Total assets ......................        647,461         859,375           877,466         1,158,015         1,124,717
Long-term debt less current portion        254,000         551,965           469,135           516,439           485,056
Stockholders' (deficit) equity ....         (6,504)        188,015           230,731           460,607           471,548

(A) The selected consolidated financial data for fiscal 1997 through 2000 has been restated, as required by generally accepted accounting principles, to reflect the Company's special bar quality (SBQ) business as discontinued operations. Refer to Note 2 to the Consolidated Financial Statements.

(B)  Includes start-up costs of $16,537, $12,854, $1,305 and $6,730 in 2000,
     1999, 1998 and 1997, respectively. In fiscal 2000, the Company recorded asset impairment, restructuring charges and other unusual items amounting to $28,698. Refer to Note 14 to the Consolidated Financial Statements.

(C) Includes $4,414 in refunds from electrode suppliers in both 1999 and 1998 and $5,200 and $5,225 gain on sales of idle properties and equipment in 1999 and 1998, respectively.

(D) Includes impairment losses for equity investees of $19,275 and $12,383 in 1999 and 1998, respectively. Refer to Note 3 to the Consolidated Financial Statements.

(E) Reflects $138,236, $(173,183) and $173,183 loss (reversal of loss) on disposal of SBQ line of business in 2001, 2000 and 1999, respectively, including estimated losses during the disposal period (net of income tax expense of $78,704 in 2000 and benefit of $78,704 in 1999). Refer to Note 2 to the Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                        SELECTED QUARTERLY FINANCIAL DATA
                (UNAUDITED; IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  2001 QUARTERS(A)
                                                                  ----------------
                                                FIRST           SECOND         THIRD          FOURTH
                                                -----           ------         -----          ------
Net sales ................................     $ 192,895      $ 162,210      $ 165,524      $ 179,486
Gross profit .............................        15,271          2,237         10,168         16,155
Start-up and restructuring costs and other
   unusual items (B) .....................           400           (416)            --             --
Loss from continuing operations ..........        (6,803)       (17,324)       (10,925)        (3,487)
Loss from discontinued operations (C) ....        (8,226)      (101,836)       (12,310)       (36,075)
Net loss .................................     $ (15,029)     $(119,160)     $ (23,235)     $ (39,562)

Weighted average shares outstanding ......        30,892         30,987         31,032         31,065
                                               =========      =========      =========      =========
Basic and diluted per share amounts:
     Loss from continuing operations .....     $   (0.22)     $   (0.56)     $   (0.35)     $   (0.11)
     Loss on discontinued operations .....         (0.27)         (3.29)         (0.40)         (1.16)
                                               ---------      ---------      ---------      ---------
     Basic and diluted loss per share ....     $   (0.49)     $   (3.85)     $   (0.75)     $   (1.27)
                                               =========      =========      =========      =========


                                                                          2000 QUARTERS(A)
                                                                          ----------------
                                                            FIRST        SECOND         THIRD          FOURTH
                                                            -----        ------         -----          ------
Net sales ..........................................     $ 189,310     $ 181,256       $207,290       $192,984
Gross profit .......................................        28,236        15,148         17,781         21,061
Start-up and restructuring costs and other
   unusual items (B) ...............................         5,060        28,547          8,416          3,212
Income (loss) from continuing operations ...........         5,764       (41,676)        (8,417)       (15,154)
Income (loss) from discontinued operations (C) .....            --        22,907        (17,578)         1,003
Income (loss) before extraordinary item ............         5,764       (18,769)       (25,995)       (14,151)
Loss on restructuring of debt, (net of income taxes)            --        (1,330)            --           (339)
Net income (loss) ..................................     $   5,764     $ (20,099)     $ (25,995)     $ (14,490)

Weighted average shares outstanding ................        29,705        29,763         30,508         30,836
                                                         =========     =========      =========      =========
Basic and diluted per share amounts:
     Income (loss) from continuing operations ......     $    0.19     $   (1.41)     $   (0.27)     $   (0.49)
     Income (loss) from discontinued operations ....            --          0.77          (0.58)          0.03
     Income (loss) before extraordinary item .......          0.19         (0.63)         (0.85)         (0.46)
     Loss on restructuring of debt .................            --         (0.04)            --          (0.01)
                                                         ---------     ---------      ---------      ---------
     Basic and diluted earnings (loss) per share ...     $    0.19     $   (0.68)     $   (0.85)     $   (0.47)
                                                         =========     =========      =========      =========
     Cash dividends declared per share .............     $   0.025     $   0.025      $      --      $      --
                                                         =========     =========      =========      =========

(A) Operating results of the SBQ line of business for fiscal 2001 and 2000 and all prior periods presented herein have been restated and reported in discontinued operations. See Note 2 to the Consolidated Financial Statements.

(B) See Note 14 to the Consolidated Financial Statements for a summary of these costs.

(C) Fiscal 2001 reflects the accrued loss on disposition of the SBQ line of business. Fiscal 2000 reflects the reversal of the loss, originally recorded in fiscal 1999, for the disposal of the SBQ line of business. Refer to Note 2 to the Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     In July 1999, The United Company Shareholder Group (the United Group), a dissident shareholder group, initiated a proxy contest to replace the Company's Chief Executive Officer and Board of Directors and certain members of management. On December 2, 1999, the Company and the United Group reached a settlement appointing John D. Correnti as Chairman and Chief Executive Officer and reconstituting the Board of Directors to include a total of twelve directors, nine of which were appointed by the United Group and three of which were appointed by previous management. Since the conclusion of the proxy contest in December 1999, new management has accomplished a number of significant achievements, which it believes improved the overall financial condition of the Company and positioned the Company for improved financial results in the future. These accomplishments have been achieved notwithstanding the fact that, in the opinion of management, 2000 and the first half of 2001 have been the worst years in the U.S. steel industry in nearly 30 years. During this period, 17 steel companies have filed for bankruptcy under either Chapter 11 or Chapter 7 of the United States Bankruptcy Code.

     The actions of the new management team have essentially returned the Company to the proven and profitable business platforms of its core operations under which the Company was previously successful. Significant measures implemented by the Correnti management team during the past 22 months include the following:

     - Shutdown of operations at the Memphis melt shop, resulting in cash savings of approximately $2 million per month (January 2000);

     - Completion of necessary capital expenditures and completion of start-up operations at the Cartersville rolling mill (July 2000);

     - Shutdown of operations at Cleveland, which will result in cash savings of $2 million to $3 million per month (completed July 2001);

     - Shutdown of operations of the Convent, Louisiana DRI facility (AIR), resulting in cash savings of approximately $1 million per month (October 2000);

     - Sale of the Company's interest in the California scrap processing joint venture, which eliminated $34 million in contingent liabilities (June 2000);

     - Reduction of corporate headquarters personnel by more than 30%, resulting in an annual savings of $2 million per year (December 1999 to June 2001). However, the positive financial impact of management's actions has been offset by deteriorating conditions in the domestic steel industry, a surge in steel imports and a general decline in U.S. economic conditions.

     - Hiring of seven highly experienced steel operations and sales individuals from other steel companies to join the Correnti management team;

     -    Reduction in inventories by $78 million (from December 1999 to June
          2001); and

     - Reduction in trade accounts payable by $54 million (from December 1999 to June 2001), and significant improvement in vendor relationships which had been impaired under prior management.

     The actions above indicate the aggressive steps the Correnti management team is taking to complete a profitable turnaround of the Company, and demonstrate management's ability to implement changes as needed. Also, during the extremely challenging business conditions which have prevailed in the U.S. steel industry during the past 22 months, the Company has reduced costs, improved margins, reduced debt, improved vendor relations and improved availability under its revolving credit facility. However, the positive financial impact of management's actions has been offset by deteriorating conditions in the domestic steel industry, a surge in steel imports and a general decline in U.S. economic conditions.

     In January 2000, one month after joining the Company, new management publicly articulated a strategy for returning to profitability and providing a platform for the Company to refinance its debt. The refinancing of debt is an important element of management's turnaround plan, because the Company is currently over-leveraged and the maturity dates of its debt do not meet the Company's cash flow capabilities. In addition, the existing financial structure is highly complex and involves approximately 55 lenders.

     The Company has never had a monetary default on any interest or principal payment and is currently generating sufficient cash flow to service debt. The current lender group has indicated support for the new management team and, during the past 22 months, has accommodated the Company's requests to relax certain covenants, extend certain maturity dates and provide adequate liquidity for management to implement its turnaround plan.

     As previously stated, the new management team has implemented numerous measures to reduce costs, enhance margins, improve cash flow and reduce debt. Management's goal is to position the Company to be a leader in the consolidation of the U.S. steel industry, which a broad consensus of industry experts agree must occur in order for the domestic industry to remain viable. Experts expect that a wave of consolidation will occur over the next three to five years as the U.S. steel industry wrestles with the impact of a global economy. In fact, consolidation activity is already underway in Europe and, in management's view, consolidation of the U.S. industry is inevitable if the U.S. industry is to compete on a worldwide basis. Furthermore, the drastic decline in steel company market capitalization over the past two years is indicative of the prevailing view of the financial and investment communities that industry consolidation is inevitable.

     According to available industry data, total demand for all steel products in the U.S. is approximately 130 million tons per year. Currently, domestic steel producers have the capacity to produce approximately 100 million tons per year, which mandates a necessity for at least 30 million tons of annual steel imports. However, during the past two years, import levels reached a record 45 million tons.

     The domestic steel industry is highly fragmented with an excess number of high-cost, inefficient operations. The industry is divided into two segments: integrated steel and mini-mill steel companies. Today, there are approximately ten domestic integrated steel producers and twenty-five mini-mill companies. Along with many others, management believes the eventual consolidation activity will ultimately result in three to four domestic integrated producers and ten to eleven mini-mill companies. As is the usual case in consolidation, the survivors will be the efficient, low-cost producers.

     With the exception of the Cartersville operation, which completed start-up operations in July 2000, the Company's core operations are low-cost, highly efficient, state-of-the-art facilities. Management believes that Cartersville, upon a return of more favorable market conditions and the attainment of consistent normalized capacity levels, will also be a low-cost and efficient operation.

     According to published industry reports, the Company is recognized as having one of the most experienced and capable management teams in the industry. Since December 1999, the Company has attracted seven experienced sales and operations managers from other steel companies to join the Birmingham Steel management team. Because of the quality of its core assets and management team, management believes the Company is viewed as a key participant in the prospective consolidation of the domestic industry. Other mini-mill companies have strong asset bases, viewed desirable for consolidation, but many lack the management and operational bench strength to effectively lead the industry consolidation.

     In order to participate in the pending industry consolidation, the primary obstacle the Company must overcome is its large debt level. Management is currently investigating ways to address its debt in order to enable the Company to proactively participate in consolidation activity. In addition to improving financial performance and operating cash flow, management is aggressively pursuing the sale of its non-core assets as a means of obtaining proceeds to reduce debt. The Company is also exploring debt financing/restructure alternatives, which could include the sale of one or more of its core facilities, in order to allow the Company to recapitalize its balance sheet and reduce debt. Depending on the assets sold, such transactions could result in material gains or losses in future periods.

     Alternatives for refinancing the Company's debt with new lenders are limited because of softness in the current financial markets. Therefore, the Company is currently in discussions with its existing lender group regarding an overall debt restructure or extension of maturity dates under existing financing arrangements. As the Company's financial performance continues to improve and the general financial markets recover, management believes additional opportunities to improve the debt structure will become available. The Company does not anticipate any defaults or breach of financial covenants under its existing financing arrangements; however, a major portion of the Company's debt (approximately $291.0 million) is currently scheduled to mature on April 1, 2002.

     On September 17, 2001, the Company announced it had signed a letter of intent to sell the Cleveland operation to Corporacion Sidenor, S.A. The transaction is expected to close in December 2001. Management believes more favorable extension or refinancing terms can be obtained once the Cleveland operation is sold and the Company's core operations continue the positive trend in financial results.

     The key elements of management's turnaround strategy as set forth by new management upon assuming office in December 1999 were as follows:

     -    Completing start-up operations at Cartersville;

     -    Rationalization of the Cleveland and Memphis operations;

     -    Sale of the Company's interest in the California scrap joint venture;

     - Reducing and limiting the Company's liability with respect to the Louisiana DRI joint venture;

     -    Reducing overall spending;

     - Reducing selling, general and administrative expenses and headcount at the corporate headquarters;

     - Strengthening and reorganizing of the Company's sales and marketing functions; and

     -    Stabilizing the Company's management and workforce.

     During the past 22 months, the Company has successfully completed each of the key elements of its turnaround strategy. Unfortunately, the benefits of these accomplishments have been overshadowed by a drastic deterioration of economic conditions in the U.S. steel industry which began in 1998 and have been exaggerated further by increased economic uncertainty in view of the tragic events surrounding September 11, 2001. Despite these trying economic conditions, management will continue to aggressively pursue opportunities to return Birmingham Steel to profitability and to improve the Company's capital structure.


RESULTS FROM CONTINUING OPERATIONS

     The following table sets forth, for the fiscal years indicated, trade shipments, product mix percentages and average selling prices per ton for the Company's continuing rebar, merchant/structural and scrap operations:


                                       2001                             2000                                1999
                         ------------------------------   ------------------------------     -------------------------------
                          TONS         % OF       AVG.      TONS        % OF       AVG.       TONS          % OF       AVG.
                         SHIPPED      TOTAL     SELLING   SHIPPED       TOTAL    SELLING     SHIPPED        TOTAL    SELLING
                         (000'S)      SALES      PRICE    (000'S)       SALES     PRICE      (000'S)        SALES     PRICE
                         -------      -----      -----    -------       -----     -----      -------        -----     -----
Rebar                     1,386        57.2%   $  260      1,459         56.8%   $  263       1,354          56.7%   $  275
Merchant/structural         879        36.2       288        950         37.0       314         885          37.0       323
Other                       161         6.6       210        159          6.2       239         151           6.3       261
                          ------      -----               ------       ------               -------        ------
    Total continuing      2,426       100.0%               2,568        100.0%                2,390         100.0%
                          ======      =====               ======       ======               =======        ======

     Loss from continuing operations for fiscal 2001 was $38.5 million, or $1.25 per share, basic and diluted, compared to the loss of $59.5 million, or $1.97 per share in fiscal 2000. The following table sets forth, for the years indicated, selected items in the consolidated statements of operations as a percentage of net sales:

                                                       YEARS ENDED JUNE 30,
                                                       --------------------
                                                  2001         2000         1999
                                                 ------       ------       ------
                                                            (RESTATED)    (RESTATED)
Net sales ..................................        100%         100%         100%
Cost of sales:
   Other than depreciation and amortization        87.7         83.8         81.3
   Depreciation and amortization ...........        6.0          5.5          5.3
                                                 ------       ------       ------
Gross margin ...............................        6.3         10.7         13.4
Start-up and restructuring costs and other
   unusual items ...........................         --          5.9          1.7
Selling, general and administrative expense         4.9          4.9          4.9
Interest expense ...........................        7.1          4.9          3.2
Other income, net ..........................        0.2          0.4          1.3
Income (loss) from equity investments ......         --          0.3         (3.2)
Minority interest in loss of subsidiary ....         --         (1.0)        (0.7)
Provision for income taxes .................         --          4.4          2.0
                                                 ------       ------       ------
Net (loss) income from continuing operations       (5.5)%       (7.7)%        0.4%
                                                 ======       ======       ======


NET SALES

Fiscal 2001 compared to fiscal 2000

     In fiscal 2001, net sales from continuing operations decreased 9.2% to $700.1 million from $770.8 million in fiscal 2000. The decrease resulted from both a 5.5% decline in shipment volumes as well as reductions in average selling prices for rebar and merchant products. The Company's average selling price for rebar decreased $3 per ton in 2001 versus 2000 while the average selling price for merchant/structural products decreased $26 per ton in 2001 versus 2000. Shipments and selling prices have declined in fiscal 2001 primarily because of continuing pressure of steel imports, higher overall inventories of existing steel service center customers and a general decline in United States economic conditions.

     Average selling prices were lower in fiscal 2001 as compared to fiscal 2000 for rebar and merchant/structural product. While the Company announced various price increases in the peak summer seasonal period in fiscal 2001, continued industry pricing pressure has kept prices relatively flat. Economic conditions have generally slowed in calendar 2001, and the tragic events of September 11, 2001 could cause this trend to continue until consumer confidence is restored. The Company will follow industry pricing trends while maintaining regular production levels. In an effort to offset the impact of continued pricing pressures the Company has discontinued certain rebate and discount programs.

Fiscal 2000 compared to fiscal 1999

     In fiscal 2000, net sales from continuing operations increased 2.2% to $770.8 million from $754.3 million in fiscal 1999, reflecting a 7.5% increase in steel shipments which were partially offset by decreased selling prices which prevailed in the latter half of the year. The Company's average selling price for rebar decreased $12 per ton in 2000 versus 1999 while the average selling price for merchant products decreased $9 per ton in 2000 versus 1999. The decline in overall selling prices and sales volume was attributable to unprecedented levels of steel imports and general market downward pressure on pricing during fiscal 1999.

COST OF SALES

Fiscal 2001 compared to fiscal 2000

     As a percent of net sales, cost of sales (other than depreciation and amortization) from continuing operations increased to 87.7% in fiscal 2001, compared to 83.8% in 2000. The percentage increase in cost of sales as a percentage of sales during fiscal 2001 have resulted primarily due to record low selling prices, higher energy costs and higher production costs due to production curtailments implemented to control inventories. As selling prices and shipments return to normal levels, cost of sales as a percentage of sales should improve.

     Depreciation and amortization expense from continuing operations decreased slightly in fiscal 2001 to $42.2 million as compared to $42.3 million in fiscal 2000. At the Company's continuing mini-mill facilities, average scrap cost per ton was $90 and $106 for fiscal 2001 and 2000, respectively. The cost per ton to convert scrap to finished steel products increased to $138 per ton in fiscal 2001 from $132 per ton in fiscal 2000 due to generally lower production volumes in fiscal 2001 due to inventory level constraints implemented to manage cash flows.

Fiscal 2000 compared to fiscal 1999

     Cost of sales (other than depreciation and amortization), as a percent of net sales, increased slightly to 83.8% in fiscal 2000 from 81.3% in fiscal 1999. The increase in cost of sales resulted primarily because of lower average selling prices resulting from import pricing pressure. In addition, fiscal 2000 included a full year of operating lease costs for equipment at the Cartersville, Georgia facility, which became operational in the second half of fiscal 1999. The cost per ton to convert scrap to finished steel products increased to $132 per ton in fiscal 2000 compared with $128 per ton in fiscal 1999. Scrap cost was $106 and $102 per ton in fiscal 2000 and 1999, respectively.

     Depreciation and amortization expense from continuing operations increased 5.1% in fiscal 2000 compared with fiscal 1999. The increase was primarily attributable to completion of capital projects at the Cartersville facility.

START-UP AND RESTRUCTURING COSTS AND OTHER UNUSUAL ITEMS

Fiscal 2001 compared to fiscal 2000

     Start-up and restructuring costs at the Cartersville mid-section mill during fiscal 2001 were substantially offset by the recovery of previously expensed legal fees in a lawsuit settlement. In fiscal 2000, the Company recognized $16.5 million in start-up expenses at Cartersville. In addition, the Company recognized $13.1 million in impairment charges for assets taken out of service in the quarter ended December 31, 1999, and incurred $13.2 million in nonrecurring charges related to proxy solicitation and executive severance. For additional discussion of these items, refer to Note 14 of the Consolidated Financial Statements.

Fiscal 2000 compared to fiscal 1999

     Start-up expense, restructuring costs and other unusual items from continuing operations were $45.2 million in fiscal 2000 compared to $12.9 million in fiscal 1999.

     Start-Up: Substantially all of the fiscal 2000 start-up costs were related to the Cartersville, Georgia mid-section mill (which began operations in March
1999). Start-up was determined to be complete in July 2000 when Cartersville achieved consistent, commercially viable production levels.

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

     Debt amendment costs: In conjunction with the May 2000 amendments to the Company's borrowing agreements, the Company incurred $2.4 million in legal and financial consulting fees.

     For additional discussion of each of the above items refer to Note 14 to the Consolidated Financial Statements.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (SG&A)

Fiscal 2001 compared to fiscal 2000

     SG&A expenses attributable to continuing operations were $34.3 million in fiscal 2001, a decrease of 8.9% from $37.6 million in fiscal 2000. The decrease in current year SG&A expenses is the result of a 14% reduction in personnel at the corporate headquarters during fiscal 2001 and decreased overall spending levels in conjunction with the Company's turnaround efforts.

Fiscal 2000 compared to fiscal 1999

     SG&A expenses were $37.6 million in fiscal 2000, an increase of 2.8% from $36.6 million in fiscal 1999. The increase in SG&A was primarily due to costs associated with increased headcount with the start-up of the Cartersville, Georgia mid-section mill and increased computer and telephone equipment lease expense. In December 1999 and January 2000, new management implemented a program to control SG&A costs by, among other things, decreasing the size of the corporate office staff.


INTEREST EXPENSE (INCLUDING DEBT ISSUANCE COST AMORTIZATION)

Fiscal 2001 compared to fiscal 2000

     Interest expense applicable to continuing operations increased to $49.5 million in fiscal 2001 compared with $37.8 million in fiscal 2000. The increase in interest expense was primarily due to higher average debt balances in fiscal 2001. Debt issuance cost amortization also is higher in 2001, reflecting the impact of amendment fees and other issuance costs incurred in connection with amending the Company's debt agreements. These increases were partially offset by a decrease in the Company's average borrowing rate to 7.94% in fiscal 2001 from 8.96% in fiscal 2000.

     The Company is currently limited as to the amount of capital expenditures it can make under capital spending programs and does not expect significant levels of capital expenditures or capitalized interest during fiscal 2002. Refer to "Liquidity and Capital Resources - Financing Activities".

\Fiscal 2000 compared to fiscal 1999

     Interest expense increased to $37.8 million in fiscal 2000 compared with $24.2 million in fiscal 1999. The increase in interest expense was primarily due to increased borrowings on the Company's revolving credit line and an increase in the Company's average borrowing rate (from 6.65% to 8.96%) due to a series of modifications to the Company's long-term debt agreements in fiscal 2000. Recurring amortization of debt issue costs was also higher in fiscal 2000, reflecting the impact of amendment fees and other issuance costs incurred in connection with amending debt agreements in October 1999 and May 2000. Additionally, interest expense increased because of a decline in capitalized interest previously attributed to the mid-section mill project at the Cartersville, Georgia facility, which was placed in service in the third quarter of fiscal 1999.


INCOME TAX

     The effective tax rate applicable to continuing operations in fiscal 2001 was (0.5)% as compared to (131.9)% in fiscal 2000 and 81.9% in fiscal 1999. These rates were adversely impacted by valuation allowances established to reserve the Company's net deferred tax assets to zero based on uncertainty about the Company's ability to realize future tax benefits through offset to future taxable income.

     The Company's consolidated federal net operating loss (NOL) for fiscal 2001 was approximately $90 million which will be carried forward and may be used to reduce taxes in future periods for up to 20 years. In addition, the Company has loss carryforwards from prior years of approximately $206 million that will be carried forward for a period of up to 19 years, for a total NOL carryforward of approximately $296 million. None of these losses will be carried back, because available prior year taxes have been recovered through previous carryback claims. In addition, the Company has state net operating losses of approximately $473 million, the majority of which will expire in 15 years.

     As a result of the sizeable NOL carryforwards, the Company does not expect to pay significant amounts of taxes in the foreseeable future.


OTHER INCOME

     In fiscal 1999, the Company received approximately $4.4 million in refunds from electrode suppliers that related to electrodes purchased in prior years.


RESULTS FROM DISCONTINUED OPERATIONS

NET SALES

Fiscal 2001 compared to fiscal 2000

     In fiscal 2001, sales from discontinued operations decreased 66.3% to $76.0 million from $225.8 million in fiscal 2000. The decrease was primarily the result of a substantial decrease in tons shipped reflecting customer uncertainty regarding the Cleveland facility continuing its operations and the ultimate shut-down of the facility in June 2001. The Company's average selling price for all SBQ products was $415 per ton in fiscal 2001, compared with $403 per ton in fiscal 2000. In fiscal 2001, the SBQ segment shipped 236,000 tons of high quality and industrial quality rod, bar and wire compared to 546,000 tons in fiscal 2000.

Fiscal 2000 compared to fiscal 1999

     Net sales from discontinued operations in fiscal 2000 decreased 19.8% to $225.8 million from $281.6 million in fiscal 1999. Substantially all of the decrease in fiscal 2000 discontinued operation net sales was attributable to lower volumes and pricing pressures. The Company's average selling price for SBQ products decreased by $13 per ton to $403 per ton in fiscal 2000 compared with $416 per ton in fiscal 1999. In fiscal 2000, the SBQ operations shipped 546,000 tons of SBQ products compared to 654,000 tons in fiscal 1999. The decline in selling prices was attributable to increased levels of steel imports and general market downward pressure on pricing during fiscal 2000.


COST OF SALES

Fiscal 2001 compared to fiscal 2000

     As a percent of net sales, cost of sales (other than depreciation and amortization) from discontinued operations increased to 129.0% in fiscal 2001 from 110.0% in fiscal 2000. The increase in cost of sales as a percent of net sales was primarily due to significantly lower production, which dramatically increased per ton production costs.

     Depreciation and amortization expense from discontinued operations in fiscal 2001 decreased $7.5 million compared to fiscal 2000 because depreciation at both the Cleveland and Memphis facilities was ceased as part of discontinued operations accounting treatment. Average net billet cost per ton for the SBQ segment was $256 and $302 for fiscal 2001 and 2000, respectively. Average conversion cost per ton for the SBQ segment was $134 and $78 for fiscal 2001 and 2000, respectively. Also, as operations were shut-down at the Cleveland facility, in the fourth quarter of fiscal 2001, billet and finished product inventories were liquidated at below market costs.

Fiscal 2000 compared to fiscal 1999

     As a percentage of net sales, costs of sales (other than depreciation and amortization) from discontinued operations increased to 110.0% in fiscal 2000 from 103.0% in fiscal 1999. This increase resulted primarily because of lower average sales prices and sales volumes. In fiscal 2000, the SBQ segment recognized $3.8 million in inventory write-downs (primarily for lower of cost or market adjustments) during the second quarter.

     Depreciation and amortization expense from discontinued operations in fiscal 2000 decreased $5 million compared to fiscal 1999 because of a $4 million depreciation expense reduction due to the shut-down of the Memphis facility in January 2000. Average net billet cost per ton for the SBQ segment was $302 and $348 for fiscal 2000 and 1999, respectively. Average conversion cost per ton for the SBQ segment was $78 and $71 for fiscal 2000 and 1999, respectively.


START-UP AND RESTRUCTURING COSTS AND OTHER UNUSUAL ITEMS

Fiscal 2001 compared to fiscal 2000

     Pre-operating/start-up recoveries from discontinued operations were $35.3 million in fiscal 2001 compared with costs of $165.2 million for fiscal 2000. Recoveries in fiscal 2001 resulted from a reversal of the remaining $36.6 reserve for potential loss on AIR as of June 30, 2001. In the second quarter of fiscal 2000, the Company recorded a $40.2 million probable loss on settlement of a contract to purchase DRI from AIR. In response to unforeseeable market conditions, the co-sponsors decided to suspend production at AIR in October 2000. In February 2001, the other co-sponsor (which was contractually committed to purchase 50% of AIR's annual DRI production under a purchase commitment that was similar to the Company's) filed for protection under Chapter 11 of the U.S. Bankruptcy Code. In March 2001, AIR filed for protection under Chapter 7 of the U.S. Bankruptcy Code and is now in liquidation. Although the Company's purchase commitment has not been terminated, the Company is obligated to purchase DRI only if produced and tendered by AIR. Given AIR's uncertain status, management concluded in the fourth quarter of fiscal 2001 that it is no longer probable that the Company will incur further losses on purchases of DRI from AIR and reversed the remaining $36.6 million loss reserve ($1.18 per share) through discontinued operations.

     In fiscal 2000, the Company recorded an $85.0 million impairment charge and a $2.5 million charge for severance and termination benefits related to the shutdown of the Memphis facility; a $22.1 million impairment charge related to excess cost over net assets acquired at the Cleveland facility; a $40.2 million charge related to a DRI purchase commitment for AIR; and $15.4 million in start-up losses at the Memphis facility prior to shut-down.

Fiscal 2000 compared to fiscal 1999

     Start-up expense, restructuring costs and other unusual items from discontinued operations were $165.2 million for fiscal 2000 and $37.9 million in fiscal 1999. In fiscal 2000, the Company recorded an $85.0 million impairment charge and a $2.5 million charge for severance and termination benefits related to the shutdown of the Memphis facility; a $22.1 million impairment charge related to excess cost over net assets acquired at the Cleveland facility; a $40.2 million charge related to a DRI purchase commitment for AIR; and $15.4 million in start-up losses at the Memphis facility prior to shut-down. Start-up costs in fiscal 1999 were primarily attributable to the start-up of the Memphis melt shop, which began start-up operations in November 1997.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (SG&A)

Fiscal 2001 compared to fiscal 2000

     SG&A expenses from discontinued operations were $5.1 million in fiscal 2001, a decrease of 56.1% from $11.6 million in fiscal 2000. The decrease in SG&A is primarily due to a reduction of personnel in fiscal 2000 and the closing of the Cleveland facility in fiscal 2001.

Fiscal 2000 compared to fiscal 1999

     SG&A expenses from discontinued operations in fiscal 2000 increased 21.9% to $11.6 million from $9.5 million reported in fiscal 1999. This increase was attributable to professional fees incurred associated with the sale of SBQ assets and charges to provide for doubtful accounts. In December 1999 and January 2000, new management implemented a program to control SG&A costs by, among other things, eliminating corporate positions in Cleveland and Memphis.


OTHER INCOME

     In fiscal 1999, operating results of the SBQ operations included a gain of $2.2 million from the sale of real estate in Cleveland, Ohio. The gain was offset by a one time charge of $2.1 million to terminate a long-term raw materials purchase commitment with a third party supplier.


ONGOING COSTS

     As of June 30, 2001, all SBQ assets have been either idled or indefinitely shut-down. Management expects to incur ongoing costs of approximately $1.5 million per month to maintain the Cleveland and Memphis facilities and service outstanding lease and debt obligations until the facilities are sold or disposed of otherwise. The Company currently is not incurring any costs associated with the AIR facility.

     There are no known material contingent liabilities related to discontinued operations, such as product or environmental liabilities or litigation, that are expected to remain with the Company after the disposal of the SBQ segment other than remaining reserves for claims under the Company's workers' compensation and health insurance plans and contingencies associated with AIR.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES

Fiscal 2001 compared to fiscal 2000

     Net cash provided by operating activities of continuing operations was $24.1 million in fiscal 2001 compared to $1.2 million in fiscal 2000. The improvement in cash generated from continuing operations is primarily attributable to reduced cash losses at the Cartersville facility, which completed the start-up phase of operations in July 2000 and changes in operating assets. In fiscal 2001, changes in operating assets provided cash of $12.2 million compared to a $5.9 million use of cash in fiscal 2000. In an effort to reduce borrowings under the Company's revolving credit facility, the Company implemented inventory reduction programs at each of its core mini-mills which were successful in reducing inventories of core continuing operations by $30.8 million during fiscal 2001. Days sales outstanding in accounts receivable remained relatively stable in 2000 and 2001.

Fiscal 2000 compared to fiscal 1999

     Net cash provided by operating activities of continuing operations was $1.2 million in fiscal 2000, compared to $122.0 million in fiscal 1999. In fiscal 2000, margins deteriorated due to lower average selling prices, higher raw material scrap costs during the second and third quarters of fiscal 2000 and higher average conversion costs due to the impact of the Cartersville start-up. Additionally, in fiscal 2000, changes in operating assets and liabilities of continuing operations used cash of $5.9 million while changes in operating assets and liabilities of continuing operations in fiscal 1999 provided cash of $46.8 million. The increased use of cash was principally due to a $35.9 million increase in inventories in fiscal 2000 compared to a $41.9 million decrease in inventories in fiscal 1999.


INVESTING ACTIVITIES

Fiscal 2001 compared to fiscal 2000

     Net cash flows used in investing activities of continuing operations were $2.0 million in fiscal 2001 compared to $15.5 million in fiscal 2000, primarily attributable to reduced capital spending for major projects in fiscal 2001. Debt covenants in the Company's financing agreements restrict capital expenditures to $40 million in fiscal 2001 and to $25 million in fiscal
2002; however, the Company may carryover unused capital expenditures to succeeding fiscal years. Expenditures related to capital projects of continuing operations decreased to $12.6 million in fiscal 2001 versus $22.1 million in 2000. The Company believes the level of capital expenditures allowed in the new financing agreements is adequate to support management's plans for ongoing operations. Estimated costs to complete authorized projects under construction as of June 30, 2001 is approximately $4.2 million.

Fiscal 2000 compared to fiscal 1999

     Net cash flows used in investing activities of continuing operations were $15.5 million in fiscal 2000, compared to $48.8 million in fiscal 1999. Expenditures related to capital projects of continuing operations decreased to $22.1 million in fiscal 2000 versus $121.8 million in fiscal 1999, principally related to the completion of the mid-section mill and caster projects at Cartersville. The increased capital expenditures in fiscal 1999 were offset in part from the proceeds of two sale-leaseback transactions involving equipment totaling $75.2 million at Cartersville.

     Through June 30, 1999, the Company had invested approximately $29.4 million in Pacific Coast Recycling, L.L.C. (PCR), a scrap processing joint venture between the Company and Mitsui & Co., including loans of approximately $20 million. Due to conditions in the Asian scrap export market and PCR's inability to compete in the domestic scrap market, the Company wrote off its investment in PCR in fiscal 1999. On June 29, 2000, the Company sold its interest in PCR to Mitsui for $2.5 million and recognized a $2.1 million gain, partially recovering the 1999 write-down. (Refer to Note 3 to the Consolidated Financial Statements.)


FINANCING ACTIVITIES

Fiscal 2001 compared to fiscal 2000

     Net cash used in financing activities of continuing operations was $7.9 million in fiscal 2001 compared to cash provided by financing activities of $65.1 million in fiscal 2000. Net outstanding borrowings on the Company's Revolving Credit Agreement decreased $4.5 million during fiscal 2001 as a result of cash conservation measures put in place by management. The Company also paid $3.4 million in additional debt issuance costs in fiscal 2001 (see Note 7 to the Consolidated Financial Statements).

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

     At June 30, 2001, the Company had $26.7 million availability under its revolving credit line. Average availability during 2001 was $21.5 million. Based upon the current level of the Company's operations and current industry conditions, the Company anticipates that it will have sufficient cash flow and liquidity to meet its obligations as they become due in the ordinary course of business through March 31, 2002. However, the Company is required to make significant principal repayments on April 1, 2002, and, accordingly, will be required to refinance its obligations under the Revolving Credit Facility and Senior Notes on or prior to such date. There can be no assurance regarding the success of the Company's restructuring or refinancing efforts. Although the financial and credit markets have recently tightened, the Company continues to investigate the possibility of refinancing its debt with new lenders. The Company also continues to pursue alternatives to reduce the existing debt, including the sale of SBQ assets or other core assets to make a refinance or restructuring more feasible. The Company also is negotiating with its existing lenders to obtain an extension of the current maturities or otherwise to restructure its debt. However, there can be no assurance that such negotiations will be successful or that alternative financing can be obtained from other sources.

Fiscal 2000 compared to fiscal 1999

     Net cash provided by financing activities of continuing operations was $65.1 million in fiscal 2000, compared to cash used in financing activities of $55.7 million in fiscal 1999. In fiscal 2000, the Company increased outstanding borrowings under its Revolving Credit Agreement by $83 million to fund working capital needs and substantially higher interest payments. In fiscal 1999, the Company's strategy of reducing inventory levels, coupled with the completion of the sale-leaseback transactions at Cartersville, enabled the Company to reduce outstanding borrowings under its Revolving Credit Agreement by $37.3 million and repay $10 million in short-term notes. On October 12, 1999, the Company reduced its quarterly cash dividend from $0.10 per share to $0.025 per share; and in December 1999, the Company's Board of Directors decided to suspend quarterly dividend payments until the Company's profitability and cash flows improve and the restrictive covenants of its long-term debt obligations become less restrictive.

     On October 12, 1999, the Company executed amendments to its principal debt and letter of credit agreements. The October 1999 amendments waived all then existing covenant violations and modified the financial and other covenants to provide the Company with additional flexibility to meet its operating plans. The amendments also provided for increased interest rates payable to the banks and Senior Noteholders, granted security interests in substantially all of the Company's assets to the lenders, and gave the lenders certain approval rights with respect to a potential sale of the SBQ segment. The Company also paid modification fees of approximately $1.1 million. As a result of the increased interest rates applicable to the amended debt facilities, the increased debt levels for fiscal 2000 and the reduction in capitalized interest, the Company's total interest expense in fiscal 2000 increased by $16.4 million over fiscal 1999. The Company also recognized an extraordinary loss on extinguishment of debt of approximately $1.7 million, or $0.06 per share, related to the October 1999 debt restructuring in its financial results for fiscal 2000.


OUTLOOK

     The success of the Company in the near term will depend, in large part, on the Company's ability to (a) extend, refinance or restructure existing debt obligations; (b) minimize additional losses in its SBQ operations during the disposal period; (c) dispose of the SBQ operations within the time frame anticipated; and (d) realize sufficient proceeds from the sale of the SBQ business or other assets to enable the Company to reduce its debt and, thus, provide more operational flexibility. However, management's outlook for the continuing operations, which have proven profitable in recent years, remains positive. The Company completed a successful start-up of the Cartersville facility in the first quarter of fiscal 2001, which has expanded the Company's merchant product line and leveraged melting capacity throughout the organization. With continued emphasis on a shift in product mix towards the higher-margin merchant products, the Company expects to be able to improve operating results at its core mini-mills by increasing volumes, reducing costs and improving gross margins.

     While the Company is confident of its ability to realize the benefits of the strategic restructuring plan implemented by new management in December 1999, the level of benefits to be realized could be affected by a number of factors including, without limitations, (a) the Company's ability (i) to extend, refinance or restructure existing debt obligations, (ii) to complete the sale of the Cleveland facility, (iii) to find a strategic buyer willing to acquire the Memphis facility at a price that fairly values the assets, and (iv) to operate the Company as planned in light of the highly leveraged nature of the Company; and (b) changes in the condition of the steel industry in the United States. See "Risk Factors That May Affect Future Results; Forward-Looking Statements".


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

      Risks that could cause actual results to differ materially from expected results include, but are not limited to, the following:

- Changes in market supply and demand for steel, including the effect of changes in general economic conditions;

- Changes in U.S. or foreign trade policies affecting steel imports or exports;

- Changes in the availability and costs of steel scrap, steel scrap substitute materials, steel billets and other raw materials or supplies used by the Company, as well as the availability and cost of electricity and other utilities;

-    Unplanned equipment failures and plant outages;

-    Actions by the Company's domestic and foreign competitors;

-    Excess production capacity at the Company or within the steel industry;

- Costs of environmental compliance and the impact of governmental regulations;

-    Changes in the Company's relationship with its workforce;

- The Company's highly leveraged capital structure and the effect of restrictive covenants in the Company's debt instruments on the Company's operating and financial flexibility;

- Changes in interest rates or other borrowing costs, or the availability of credit;

- Uncertainties associated with refinancing or extending the Company's debt obligations due on April 1, 2002 under its revolving credit facility and senior notes;

- Changes in the Company's business strategies or development plans, and any difficulty or inability to successfully consummate or implement as planned any projects, acquisitions, dispositions, joint ventures or strategic alliances;

- The effect of unanticipated delays or cost overruns on the Company's ability to complete or start-up a project when expected, or to operate it as anticipated; and

- The effect of existing and possible future litigation filed by or against the Company.


ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK SENSITIVE INSTRUMENTS

     The Company is exposed to market risk from financial instruments that could occur upon adverse changes in interest rates (principally U.S. treasury and prime bank rates). In order to manage this risk, the Company attempts to maintain a balance between fixed and variable rate debt. The Company does not currently use derivative financial instruments. At June 30, 2001, the Company had fixed rate long-term debt with a carrying value of $281.1 million and variable rate borrowings of $308.5 million outstanding. Assuming a hypothetical 10% adverse change in interest rates, with no change in the average or outstanding amounts of long-term debt, the fair value of the Company's fixed rate debt would decrease by $6.2 million. (However, the Company does not expect that those debt obligations could be settled or repurchased in the open market at the lower amount in the ordinary course of business.) The Company also would incur an additional $1.8 million in interest expense per year on variable rate borrowings. These amounts are determined by considering the impact of the hypothetical change in interest rates on the Company's cost of borrowing. The analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the Company's financial structure.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          BIRMINGHAM STEEL CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                JUNE 30,
                                                                                --------
                                                                          2001           2000
                                                                        ---------      ---------
                                         ASSETS                                        (RESTATED)
Current assets:
     Cash and cash equivalents ....................................     $     935      $     935
     Accounts receivable, net of allowance for doubtful accounts of
        $2,146 in 2001 and $1,614 in 2000 .........................        72,820         76,113
     Inventories ..................................................       105,426        136,257
     Other current assets .........................................         3,013          5,023
     Net current assets of discontinued operations ................        14,669         33,837
                                                                        ---------      ---------
        Total current assets ......................................       196,863        252,165
Property, plant and equipment:
     Land and buildings ...........................................       177,038        176,187
     Machinery and equipment ......................................       465,470        463,895
     Construction in progress .....................................        16,041         11,942
                                                                        ---------      ---------
                                                                          658,549        652,024
     Less accumulated depreciation ................................      (281,151)      (244,324)
                                                                        ---------      ---------
        Net property, plant and equipment .........................       377,398        407,700
Excess of cost over net assets acquired ...........................        13,515         15,642
Other .............................................................        17,514         26,739
Net non-current assets of discontinued operations .................        42,171        157,129
                                                                        ---------      ---------
        Total assets ..............................................     $ 647,461      $ 859,375
                                                                        =========      =========


                             See accompanying notes.

                          BIRMINGHAM STEEL CORPORATION

                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                     JUNE 30,
                                                                                     --------
                                                                                2001           2000
                                                                              ---------      ---------
                          LIABILITIES AND STOCKHOLDERS' EQUITY                               (RESTATED)
Current liabilities:
   Accounts payable .....................................................     $  45,118      $  70,345
   Accrued interest payable .............................................         3,365          2,020
   Accrued payroll expenses .............................................         5,475          9,589
   Accrued operating expenses ...........................................         9,555          9,897
   Other current liabilities ............................................        24,785         17,655
   Current maturities of long-term debt .................................       293,500             --
   Reserve for disposal period losses on discontinued operations ........        10,137             --
                                                                              ---------      ---------
        Total current liabilities .......................................       391,935        109,506

Deferred liabilities ....................................................         8,030          9,889
Long-term debt, less current portion ....................................       254,000        551,965

Stockholders' equity:
   Preferred stock, par value $.01; 5,000,000 shares authorized .........            --             --
   Common stock, par value $.01; authorized: 75,000,000 shares; issued:
     31,142,113 in 2001 and 31,058,205 in 2000 ..........................           311            310
   Additional paid-in capital ...........................................       343,908        342,257
   Treasury stock, 81,174 shares in 2000 ................................            --           (465)
   Unearned compensation ................................................          (317)          (667)
   Retained deficit .....................................................      (350,406)      (153,420)
                                                                              ---------      ---------
        Total stockholders' (deficit) equity ............................        (6,504)       188,015
                                                                              =========      =========

          Total liabilities and stockholders' equity ....................     $ 647,461      $ 859,375
                                                                              =========      =========


                             See accompanying notes.

                          BIRMINGHAM STEEL CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                           YEARS ENDED JUNE 30,
                                                                                           --------------------
                                                                                  2001           2000           1999
                                                                                ---------      ---------      ---------
                                                                                               (RESTATED)     (RESTATED)
Net sales .................................................................     $ 700,115      $ 770,840      $ 754,285

Cost of sales:
   Other than depreciation and amortization ...............................       614,122        646,320        613,097
   Depreciation and amortization ..........................................        42,162         42,294         40,227
                                                                                ---------      ---------      ---------
Gross profit ..............................................................        43,831         82,226        100,961
Start-up and restructuring costs and other unusual items, net .............           (16)        45,235         12,854
Selling, general and administrative expense ...............................        34,287         37,642         36,625
                                                                                ---------      ---------      ---------
   Operating income (loss) ................................................         9,560           (651)        51,482
Interest expense, including amortization of debt issuance costs ...........        49,519         37,807         24,248
Other income, net .........................................................         1,627          2,858          9,930
(Loss) income from equity investments .....................................           (23)         1,974        (24,563)
Minority interest in loss of subsidiary ...................................            --          7,978          5,497
                                                                                ---------      ---------      ---------
(Loss) income from continuing operations before income taxes ..............       (38,355)       (25,648)        18,098
Provision for income taxes ................................................           184         33,835         14,814
                                                                                ---------      ---------      ---------
(Loss) income from continuing operations ..................................       (38,539)       (59,483)         3,284

Discontinued operations:
   Loss from discontinued operations (net of income tax benefit of $74,836
     in 2000 and $30,924 in 1999) .........................................       (20,211)      (166,851)       (54,337)
   (Loss) reversal of loss on disposal of SBQ business, including estimated losses during the disposal period (net of  income tax expense of
     $78,704 in 2000 and income tax benefit of $78,704 in 1999) ...........      (138,236)       173,183       (173,183)
                                                                                ---------      ---------      ---------
Loss before extraordinary item ............................................      (196,986)       (53,151)      (224,236)

Loss on restructuring of debt (net of income taxes of $1,160) .............            --         (1,669)            --
                                                                                ---------      ---------      ---------
Net loss ..................................................................     $(196,986)     $ (54,820)     $(224,236)
                                                                                =========      =========      =========

Weighted average shares outstanding .......................................        30,994         30,118         29,481
                                                                                =========      =========      =========
Basic and diluted per share amounts:
   (Loss) income from continuing operations ...............................     $   (1.25)     $   (1.97)     $    0.11
   (Loss) income on discontinued operations ...............................         (5.11)          0.21          (7.72)
   Loss on restructuring of debt ..........................................            --          (0.06)            --
                                                                                ---------      ---------      ---------
   Net loss ...............................................................     $   (6.36)     $   (1.82)     $   (7.61)
                                                                                =========      =========      =========


                             See accompanying notes.

                          BIRMINGHAM STEEL CORPORATION

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)


                                                        YEARS ENDED JUNE 30, 2001, 2000 AND 1999
                                                        ----------------------------------------
                                             ADDITIONAL                                                 RETAINED      TOTAL
                         COMMON STOCK          PAID-IN          TREASURY STOCK          UNEARNED        EARNINGS    STOCKHOLDERS'
                      SHARES      AMOUNT      CAPITAL          SHARES     AMOUNT      COMPENSATION    (DEFICIENCY)    EQUITY
                      ------      ------      -------          ------     ------      ------------    ------------    ------
Balances at June 30,
  1998 .............. 29,780    $     298    $ 331,859          (191)    $  (2,929)    $    (912)      $ 132,291     $ 460,607
Options exercised
  and shares issued
  (repurchased)
  under stock
  compensation
  plans, net ........     56           --         (108)           56           716          (615)             --            (7)

Purchase of treasury
  stock .............     --           --           --          (477)       (3,209)           --              --        (3,209)
Issuance of treasury
  shares to employee
  benefit plan ......     --           --       (2,695)          462         4,631            --              --         1,936
Reduction of unearned
  compensation ......     --           --           --            --            --           809              --           809
Net loss ............     --           --           --            --            --            --        (224,236)     (224,236)
Cash dividends
  declared, $0.175
  per share .........     --           --           --            --            --            --          (5,169)       (5,169)
                      ------    ---------    ---------     ---------     ---------     ---------       ---------     ---------
Balances at June 30,
  1999 .............. 29,836          298      329,056          (150)         (791)         (718)        (97,114)      230,731
Options exercised
  and shares issued
  (repurchased)
  under stock
  compensation
  plans, net ........    146            1          844            69           326          (686)             --           485
Issuance of common
  stock to Employee
  benefit plan ......    577            6        2,447            --            --            --              --         2,453
Reduction of
  unearned
  compensation ......     --           --           --            --            --           737              --           737
Issuance of
  warrants ..........     --           --        8,250            --            --            --              --         8,250
Issuance of common
  stock to affiliates
  as reimbursement
  of proxy
  solicitation
  costs .............    499            5        1,660            --            --            --              --         1,665
Net loss ............     --           --           --            --            --            --         (54,820)      (54,820)
Cash dividends
  declared, $0.05
  per share .........     --           --           --            --            --            --          (1,486)       (1,486)
                      ------    ---------    ---------     ---------     ---------     ---------       ---------     ---------
Balances at June 30,
  2000 .............. 31,058          310      342,257           (81)         (465)         (667)       (153,420)      188,015
Options exercised
  and shares issued
  (repurchased)
  under stock
  compensation
  plans, net ........     84            1         (109)           81           465            --              --           357
Reduction of
  unearned
  compensation ......     --           --           --            --            --           350              --           350
Repricing of
  warrants ..........     --           --        1,760            --            --            --              --         1,760
Net loss ............     --           --           --            --            --            --        (196,986)     (196,986)
                      ------    ---------    ---------     ---------     ---------     ---------       ---------     ---------
Balances at June 30,
  2001 .............. 31,142    $     311    $ 343,908            --     $      --     $    (317)      $(350,406)    $  (6,504)
                     =======    =========    =========     =========     =========     =========       =========     =========


                             See accompanying notes.

                          BIRMINGHAM STEEL CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                           YEARS ENDED JUNE 30,
                                                                                           --------------------
                                                                                       2001          2000          1999
                                                                                     ---------     ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:                                                              (RESTATED)    (RESTATED)
  Net (loss) income from continuing operations ..................................    $ (38,539)    $ (59,483)    $   3,284
  Adjustments to reconcile net (loss) income from continuing operations to net cash provided by (used in) by operating activities:
          Depreciation and amortization .........................................       42,162        42,294        40,227
          Provision for doubtful accounts receivable ............................        1,219           908           226
          Deferred income taxes .................................................           --        14,415        10,267
          Minority interest in loss of subsidiary ...............................           --        (7,978)       (5,497)
          Loss (gain) on sale of equity interest in subsidiaries, idle facilities
              and equipment .....................................................           20           909           (49)
          Loss (income) from equity investments .................................           23        (1,974)       24,563
          Impairment of fixed assets and goodwill ...............................           --        13,111            --
          Other .................................................................        6,981         4,927         2,168

  Changes in operating assets and liabilities:
          Accounts receivable ...................................................        2,073        (4,974)       20,750
          Inventories ...........................................................       30,831       (35,927)       41,916
          Other current assets ..................................................        2,010        19,903        (9,391)
          Accounts payable ......................................................      (25,227)        9,202        (2,872)
          Accrued liabilities ...................................................        4,019         5,081        (5,834)
          Deferred liabilities ..................................................       (1,509)          774         2,212
                                                                                     ---------     ---------     ---------
          Net cash provided by operating activities of continuing
              operations ........................................................       24,063         1,188       121,970
          Net cash (used in) provided by operating activities of
              discontinued operations ...........................................      (14,482)      (46,507)        2,923
                                                                                     ---------     ---------     ---------
          Net cash provided by (used in) operating activities ...................        9,581       (45,319)      124,893


CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment ....................................      (12,581)      (22,058)     (121,808)
  Proceeds from sale/leaseback ..................................................           --            --        75,104
  Proceeds from sale of equity investments, property,
      plant and equipment, idle facilities and other ............................        3,505         2,120           839
  Other non-current assets ......................................................        7,066         4,482        (2,958)
                                                                                     ---------     ---------     ---------
          Net cash used in investing activities of continuing operations ........       (2,010)      (15,456)      (48,823)
          Net cash provided by (used in) investing activities of
              discontinued operations ...........................................          430        (4,212)      (20,239)
                                                                                     ---------     ---------     ---------
          Net cash used in investing activities .................................       (1,580)      (19,668)      (69,062)


                             See accompanying notes.

                          BIRMINGHAM STEEL CORPORATION

                                 (IN THOUSANDS)

                                                                                      YEARS ENDED JUNE 30,
                                                                                      --------------------
                                                                             2001            2000            1999
                                                                          -----------     -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:                                                       (RESTATED)      (RESTATED)
        Net short-term borrowings and repayments .....................    $        --     $   (10,026)    $   (10,000)
        Borrowings under revolving credit facility ...................      1,875,331         963,330       1,993,941
        Payments on revolving credit facility ........................     (1,879,796)       (880,501)     (2,031,245)
        Debt issue and amendment costs paid ..........................         (3,405)         (6,232)             --
        Stock compensation plan, net .................................             --              --               3
        Purchase of treasury stock ...................................             --              --          (3,209)
        Cash dividends paid ..........................................             --          (1,485)         (5,169)
                                                                          -----------     -----------     -----------
                Net cash (used in) provided by financing activities of
                    continuing operations ............................         (7,870)         65,086         (55,679)
                Net cash used in financing activities of
                    discontinued operations ..........................           (131)            (99)           (119)
                                                                          -----------     -----------     -----------
                Net cash (used in ) provided by financing activities .         (8,001)         64,987         (55,798)
                                                                          -----------     -----------     -----------

        Net increase in cash and cash equivalents ....................             --              --              33
Cash and cash equivalents at:
        Beginning of year ............................................            935             935             902
                                                                          -----------     -----------     -----------
                                                                          $       935     $       935     $       935
                                                                          ===========     ===========     ===========


SUPPLEMENTAL CASH FLOW DISCLOSURES:

Cash paid during the year for:
        Interest (net of amounts capitalized) ........................    $    41,236     $    34,965     $    35,504
        Income taxes paid (refunded), net ............................             96         (15,397)         (1,801)


NON CASH FINANCING AND INVESTING ACTIVITIES:

Issuance of warrants to purchase 3,000,000 shares of common stock
        in connection with debt amendments ...........................    $        --     $     8,250     $        --

Repricing of warrants in connection with debt amendments .............    $     1,760     $        --     $        --


                             See accompanying notes.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          JUNE 30, 2001, 2000 AND 1999

1.   DESCRIPTION OF THE BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Going Concern

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As summarized in Note 7, Birmingham Steel Corporation (the Company) has substantial debt maturities due April 1, 2002, and those maturities are classified as current liabilities in the Consolidated Balance Sheet at June 30, 2001. Based upon the current level of the Company's operations and current industry conditions, the Company anticipates it will have sufficient liquidity to meet its obligations as they become due in the ordinary course of business through March 31, 2002. However, there can be no assurance that the Company will be able to refinance, restructure, extend, or amend its obligations under the Revolving Credit Facility, the Birmingham Southeast Credit Facility and Senior Notes (see Note 7) on or prior to April 1, 2002. Although the financial and credit markets have recently tightened, the Company continues to investigate the possibility of refinancing its debt with new lenders. The Company also continues to pursue alternatives to reduce the existing debt, including the sale of SBQ assets (see Note 2), which management believes will make a refinace or restructure more feasible. The Company also is negotiating with its existing lenders to obtain an extension of the current maturities or otherwise to restructure its debt. However, there can be no assurance that such negotiations will be successful or that alternative financing can be obtained from other sources.

   Description of the Business

     The Company owns and operates facilities in the mini-mill sector of the steel industry. In addition, the Company owns an equity interest in a scrap collection and processing operation. From these facilities, which are located across the United States and Canada, the Company produces a variety of steel products including semi-finished steel billets, reinforcing bars, merchant products such as rounds, flats, squares and strips, along with angles and channels less than three inches wide and structural products including angles, channels and beams that are greater than three inches wide. These products are sold primarily to customers in the steel fabrication, manufacturing and construction business. The Company has regional warehouse and distribution facilities that sell its finished products.

     In addition, the Company's SBQ (special bar quality) line of business, which is reported in discontinued operations (see Note 2), produces high-quality rod, bar and wire sold primarily to customers in the automotive, agricultural, industrial fastener, welding, appliance and aerospace industries in the United States and Canada.

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

   Excess of Cost Over Net Assets Acquired

     The excess of cost over net assets acquired (goodwill) is amortized on a straight-line basis over periods not exceeding twenty years. Accumulated amortization of goodwill was approximately $45,064,000 and $42,937,000 at June 30, 2001 and 2000, respectively. The carrying value of goodwill is reviewed if the facts and circumstances suggest that it may be impaired. If such review indicates that goodwill will not be recoverable based upon the undiscounted expected future cash flows over the remaining amortization period, the carrying value of the goodwill is reduced to its estimated fair value. In fiscal 2000, the Company recorded an impairment charge of $22,134,000 relating to SBQ segment goodwill (see Note 2).

   Income Taxes

     Deferred income taxes are provided for temporary differences between taxable income or loss and financial reporting income or loss in accordance with FASB Statement No.109, Accounting for Income Taxes.

   Earnings per Share

     Earnings per share are presented in accordance with FASB Statement No. 128, Earnings Per Share. Basic earnings per share are computed using the weighted average number of outstanding common shares for the period, excluding unvested restricted stock. Diluted earnings per share are computed using the weighted average number of outstanding common shares and dilutive equivalents, if any. Because the Company reported net losses in fiscal 2001, 2000 and 1999, none of the options outstanding at the end of those years (see Note 10) were dilutive.

Warrants to purchase 3,000,000 shares of the Company's common stock are not included in the calculation of earnings per share because to do so would be anti-dilutive.

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

   Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

   Recent Accounting Pronouncements

     The Company adopted the Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) Issue No. 00-10, Accounting for Shipping and Handling Fees and Costs, in the fourth quarter of fiscal 2001. Application of this EITF resulted in the restatement of prior period financial results to reflect shipping and handling fees billed to customers as revenue. These amounts were previously recorded in cost of sales. The effect of the restatements increased net sales and cost of sales by $56.1 million, $51.6 million and $44.4 million, for the years ended June 30, 2001, 2000 and 1999, respectively. Operating results were not affected by this reclassification.

     In June 2001, the FASB issued Statement of Financial Accounting Standards
(SFAS) No. 141, Business Combinations which requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method. This statement also provides new criteria for determining whether intangible assets acquired in a business combination should be recognized separately from goodwill.

     Also in June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. This pronouncement provides guidance on financial accounting and reporting for acquired goodwill and other intangible assets. Under SFAS No. 142, goodwill and indefinite-lived intangible assets will no longer be amortized but will be reviewed annually for impairment. The provisions of this statement are required to be applied for fiscal years beginning after December 15, 2001, with early application permitted for entities with fiscal years beginning after March 15, 2001. The provisions of this standard also require the completion of a transitional impairment test within six months of adoption, with any impairments identified treated as a cumulative effect of a change in accounting principle. The Company plans to adopt this pronouncement in the first quarter of fiscal 2002. The application of the non-amortization provisions of SFAS No. 142 is expected to positively impact annual pre-tax earnings from continuing operations by approximately $2.1 million in fiscal 2002; however, the Company is still assessing the impact of the new standard. During fiscal 2002, the Company will perform the required impairment tests of goodwill and indefinite-lived intangible assets and has not yet determined what effect these tests will have on the earnings and the financial position of the Company.

     In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is required to be adopted for fiscal years beginning after June 15, 2002. The Company has not yet determined what effect this statement will have on its financial statements.

   Reclassifications

     Certain prior year amounts have been reclassified to conform with the fiscal 2001 presentation.


2.   DISCONTINUED OPERATIONS

     The following table sets forth events that have occurred in connection with the disposal of the SBQ segment and the related recording and reversal of discontinued operations accounting treatment. See further discussion of each event below:

                                                                                                   REPORTED IN FINANCIAL
           DATE                                   EVENT                                               STATEMENTS DATED
           ----                                   -----                                               ----------------

       August 1999         -     Prior Board of Directors adopts plan of disposal for SBQ           Fiscal year ended
                                 segment                                                            June 30, 1999

                           -     SBQ segment presented as discontinued operations

       January 2000        -     Reconstituted Board of Directors elects to re-establish SBQ        Fiscal quarter ended
                                 segment                                                            December 31, 1999

                           -     Discontinued operations accounting treatment recorded in June
                                 1999 reversed

                           -     Remaining reserves for loss previously estimated on disposal reversed

                           -     Memphis facility shut-down - reserve for impairment
                                 established

      February 2001        -     Board of Directors authorizes sale of SBQ assets (Cleveland        Fiscal quarter ended
                                 and Memphis) to North American Metals (NAM)                        December 31, 2000

                           -     Discontinued operations accounting treatment re-established,
                                 $89.9 million reserve for loss on disposal established

        March 2001         -     Definitive agreement with NAM for the sale of SBQ assets is        Fiscal quarter ended
                                 terminated because NAM is unable to secure financing for the       March 31, 2001
                                 purchase by March 23, 2001 deadline

        April 2001         -     Management announces decision to close the Cleveland, Ohio         Fiscal quarter ended
                                 plant unless the facility is sold by June 22, 2001                 March 31, 2001

                           -     Estimated loss on SBQ segment is increased by $12.3 million to reflect extension of disposal period

      September 2001       -     Management announces intent to sell Cleveland facility to          Fiscal quarter ended
                                 Sidenor, S.A.                                                      June 30, 2001

                           - Estimated loss on sale of SBQ segment is increased by $36.1 million to reflect additional loss on sale, disposal period losses and adjustment to previous reserve for loss on purchase commitment.

Fiscal 1999

     In fiscal 1999, prior to the conclusion of a proxy contest and subsequent change in management, the Company announced plans to sell its SBQ segment, which included rod, bar and wire facilities in Cleveland, Ohio; a high quality melt shop in Memphis, Tennessee; and the Company's 50% interest in AIR, a facility in Louisiana which produced DRI. Accordingly, the operating results of the SBQ segment were reflected as discontinued operations in the Company's annual Consolidated Financial Statements for fiscal 1999 and in the first quarter of fiscal 2000.

Fiscal 2000

     On January 31, 2000, subsequent to a change in management which occurred after a proxy contest, new management decided to re-establish its Cleveland-based American Steel & Wire (AS&W) SBQ operations. Management's decision to continue operating the AS&W facilities was based on the following considerations:

- The Company's attempts to sell the facility had not been successful and, at that time, management believed that a sale in the near term would not generate sufficient proceeds to pay down a meaningful amount of the Company's long-term debt.

- New management believed there was a viable long-term market for AS&W's high-quality rod, bar and wire products.

- The Company had identified several potential sources of high-quality billets for the AS&W operations to replace the Memphis melt shop (which was shut down in early January 2000) as the primary supply source.

     Management also concluded that a sale of the entire SBQ segment by the end of fiscal 2000, as had been previously anticipated by former management, was no longer likely based upon the results of selling efforts at that time and the then prevalent market conditions. In accordance with EITF 90-16, Accounting for Discontinued Operations Subsequently Retained, the results of operations of the SBQ segment were reported within continuing operations from the second quarter of fiscal 2000 through the first fiscal quarter of 2001. Consequently, in the quarter ended December 31, 1999, the operating results of the SBQ segment for all periods prior to October 1, 1999 were reclassified from discontinued operations to continuing operations. In addition, as a result of unwinding the discontinued operations accounting treatment of the SBQ segment, the Company reversed the remaining balance of the reserves for loss on disposal and operating losses, and their related income tax effects. The reversal of previously established reserves (net of tax) increased net income in fiscal 2000 by $173.2 million ($5.82 per share).

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

     In the second quarter of fiscal 2001, the Company recorded an $89.9 million estimated loss ($2.90 per share) on disposal of the SBQ segment, which included a $12.3 million provision (pre-tax) for estimated operating losses during the expected disposal period. The proceeds expected to be realized on the sale of the SBQ segment, and the expected operating losses during the disposal period, were based on management's estimates of the most likely outcome based on the terms of the definitive agreement between the Company and NAM at that time.

     In a press release dated March 26, 2001, management reported that the definitive agreement with NAM for the sale of the SBQ assets had been terminated because NAM was unable to complete financing arrangements by the March 23, 2001 deadline. As the Company continued to pursue discussions with other interested parties, an additional $12.3 million was provided for disposal period losses in the quarter ended March 31, 2001. Due to a general economic slowdown in the U.S. Steel industry, which impacted demand for all steel products, including SBQ products, shipments for the Cleveland facility fell precipitously in the third fiscal quarter of 2001. Subsequently, in a press release dated, April 24, 2001, management reported that operations at the Cleveland facility would be indefinitely suspended unless the facility was sold by June 22, 2001. Operations were subsequently suspended in June 2001.

     On September 17, 2001, the Company announced that a letter of intent had been signed to sell the idled Cleveland facility to Sidenor, S.A., an SBQ producer headquartered in Bilbao, Spain. Proposed terms of the sale are $20 million for the operating assets plus selected inventory. In addition, after the sale is completed, the Company is required to pay retention incentives of $1.2 million to certain key people employed at the facility after the shutdown. Per terms of the letter of intent, Sidenor is reimbursing the Company for the costs of rehiring these key employees through the close of the sale. Based on the terms of the letter of intent, in the quarter ended June 30, 2001, the Company established an additional $61.2 million reserve for loss on sale. In addition, the Company recorded additional reserves for estimated losses through the anticipated disposal period of $10.1 million. The expected loss on sale and disposal period losses are based on management's estimates of the most likely outcome based on the carrying costs of the SBQ assets and anticipated costs to complete the sale of the facilities. Additionally, the Company continues to discuss the disposition of the Memphis facility with interested parties.

     The Company will continually assess the adequacy of the remaining $146.9 million reserves ($136.8 for loss on disposal and $10.1 million for expected operating losses). As with all estimates of future events and circumstances, the actual loss on disposal of the SBQ segment, including operating losses and carrying costs through the disposal period, will most likely be different from the estimates reflected in these Consolidated Financial Statements and the difference could be material. To the extent actual proceeds from the eventual sale of the remaining assets of the SBQ segment and operating losses during the disposal period differ from the estimates reflected in these Consolidated Financial Statements, the variance will be reported within discontinued operations in future periods.

     Operating results of the discontinued SBQ operations were as follows (in thousands):

                                                        YEARS ENDED JUNE 30,
                                                        --------------------
                                                    2001          2000          1999
                                                 ---------     ---------     ---------
Net sales ...................................    $  76,014     $ 225,774     $ 281,647
Costs of sales ..............................      106,869       263,048       309,867
                                                 ---------     ---------     ---------
                                                   (30,855)      (37,274)      (28,220)
Start-up, restructuring and other
    unusual items ...........................      (35,340)      165,241        37,881
Selling, general and administrative expenses         5,083        11,584         9,501
Interest expense ............................       11,595        13,880        11,016
Other (income) expense ......................         (718)       13,708        (1,357)
                                                 ---------     ---------     ---------
Loss before income taxes and
    use of reserves .........................      (11,475)     (241,687)      (85,261)
Benefit from income taxes ...................           --        74,836        30,924
Net income from discontinued operations
    subsequent to December 31, 2000
    charged to reserve ......................       (8,736)           --            --
                                                 ---------     ---------     ---------
Loss from discontinued operations, net of tax    $ (20,211)    $(166,851)    $ (54,337)
                                                 =========     =========     =========

     Interest expense attributable to discontinued operations includes interest on industrial revenue bonds and other debt specifically associated with the assets to be sold plus an allocation of interest on general corporate credit facilities. Interest on borrowings under the Company's general credit facilities is allocated to discontinued operations based on, and limited to, the anticipated reduction in interest expense that will occur upon sale of the SBQ assets utilizing sale proceeds to repay debt.

     Start-up and restructuring costs and other unusual items applicable to the SBQ segment consist of the following (in thousands):

                                                   YEARS ENDED JUNE 30,
                                                   --------------------
                                             2001          2000         1999
                                           ---------     ---------    ---------
START-UP EXPENSES:
    Memphis ...........................    $      --     $  15,396    $  37,881
ASSET IMPAIRMENT:
    Memphis facility ..................           --        85,000           --
    SBQ segment goodwill impairment ...           --        22,134           --
RESTRUCTURING CHARGES:
    (Reversal of loss) loss on purchase
               commitment .............      (36,575)       40,238           --
     Severance and termination benefits        1,235         2,473           --
                                           ---------     ---------    ---------
                                           $ (35,340)    $ 165,241    $  37,881
                                           =========     =========    =========

A narrative description of the significant items summarized in the preceding table follows:

    Start-up: The Company considers a facility to be in start-up until it reaches commercially viable production levels. During start-up, costs incurred in excess of expected normal levels, including non-recurring operating losses, are classified as start-up. The start-up and restructuring costs incurred by the SBQ segment during the year ended June 30, 2000 were incurred in the first and second quarters of fiscal 2000. Start-up costs reflected in discontinued operations in fiscal 1999 primarily represent excess production costs and other expenses, such as employee training, incurred at the Memphis facility, which began the start-up phase of operations in November 1997.

    Asset Impairment: On December 28, 1999, the Company announced the suspension of operations at its melt shop facility in Memphis as of January 1, 2000. Accordingly, in the second quarter of fiscal 2000, the Company classified the facility as held for disposal and recorded an impairment charge of $85 million. Management is actively pursuing a sale or other disposition of the Memphis facility. The ultimate loss on disposition of the facility could vary significantly from the estimated impairment loss recognized in 2000. The adjusted carrying value of the Memphis facility, which is reflected in net non-current assets of discontinued operations is approximately $74 million at June 30, 2001.

    Intangible Write-off: The $22.1 million impairment charge for intangible assets represents the unamortized balance of goodwill related to the SBQ division as of December 31, 1999, which was impaired because the estimated undiscounted cash flows of the SBQ division were estimated to be insufficient to cover the net carrying amount of the division's assets.

    AIR purchase commitment: In the second quarter of fiscal 2000, the Company recorded a $40.2 million probable loss on settlement of a contract to purchase direct reduced iron (DRI) from American Iron Reduction, L.L.C. (AIR), a 50% owned joint venture. The estimated probable loss was based on management's assessment of DRI market conditions, AIR's cost structure, and settlement options that were being pursued at that time. Total purchases of DRI from AIR under the contract were $9.4 million (37,901 metric tons), $26.6 million (175,000 metric tons), and $43.7 million (297,000 metric tons) in 2001, 2000, and 1999, respectively.

    In response to unforeseeable unforseeable market conditions, the co-sponsors decided to suspend production at AIR in October 2000. In February 2001, the other co-sponsor (which was contractually committed to purchase 50% of AIR's annual DRI production under a purchase commitment that was similar to the Company's) filed for protection under Chapter 11 of the U.S. Bankruptcy Code. In March 2001, AIR filed for protection under Chapter 7 of the U.S. Bankruptcy code and is now in liquidation. Although the Company's purchase commitment has not been terminated, the Company is obligated to purchase DRI only if produced and tendered by AIR. Given AIR's uncertain status, management concluded in the fourth quarter of fiscal 2001 that it is no longer probable that the Company will incur further losses on purchases of DRI from AIR and reversed the remaining $36.6 million loss reserve ($1.18 per share) through discontinued operations.

    Severance and Termination Benefits: Certain key employees at the Cleveland facility were offered a retention incentive to stay employed until the facility sold. As a result, the Company recorded an accrual of approximately $1.2 million in the second quarter of fiscal 2001.

     In connection with the shut down of the Memphis facility, the Company accrued severance and other employee related exit costs of approximately $2.5 million in the second quarter of fiscal 2000. The Memphis shut down resulted in the termination of approximately 250 employees, including management, administrative and labor positions. Most of the Memphis employees were terminated as of December 31, 1999. As of June 30, 2001 all severance benefits have been paid.

    Assets and liabilities of the discontinued SBQ segment have been reflected in the Consolidated Balance Sheets as current or non-current based on the original classification of the accounts, except that current liabilities are netted against current assets and non-current liabilities are netted against non-current assets. Net non-current assets at June 30, 2001, reflect a valuation allowance of $136.8 million to recognize the estimated loss on disposal. The following is a summary of assets and liabilities of discontinued operations (in thousands):

                                                                                     JUNE 30,
                                                                                     --------
                                                                                 2001          2000
                                                                              ---------     ---------
Current assets:
        Accounts receivable, net ..........................................   $   7,043     $  17,539
        Inventories .......................................................      15,496        41,578
        Other .............................................................       1,136           927
Current liabilities:
        Accounts payable ..................................................      (1,089)       (9,190)
        Reserve for loss on purchase commitment ...........................          --        (8,900)
        Other accrued expenses ............................................      (7,917)       (8,117)
                                                                              ---------     ---------
Net current assets of discontinued operations .............................   $  14,669     $  33,837
                                                                              =========     =========

Non-current assets:
        Property, plant and equipment, net of accumulated depreciation ....   $ 223,140     $ 230,597
        Other non-current assets ..........................................         744           807
        Provision for estimated loss on disposal of discontinued operations     (136,836)           --
Non-current liabilities:
        Long-term debt ....................................................     (41,987)      (42,125)
        Reserve for loss on purchase commitment ...........................          --       (30,000)
        Deferred rent .....................................................      (2,890)       (2,150)
                                                                              ---------     ---------
Net non-current assets of discontinued operations .........................   $  42,171     $ 157,129
                                                                              =========     =========

     A reserve of $10.1 million for the estimated (pre-tax) operating losses to be incurred during the expected disposal period is presented separately in the accompanying Consolidated Balance Sheet for June 30, 2001. Such amount excludes corporate overhead but includes approximately $1.7 million of interest expense.

     There are no known material contingent liabilities related to discontinued operations, such as product or environmental liabilities or litigation, that are expected to remain with the Company after the disposal of the SBQ segment other than remaining reserves for claims under the Company's workers' compensation and health insurance plans and contingencies associated with AIR.

3.   INVESTMENT IN AFFILIATED COMPANIES

Pacific Coast Recycling, L.L.C.

     On September 18, 1996, the Company and an affiliate of Mitsui & Co., Ltd. formed Pacific Coast Recycling, L.L.C. (Pacific Coast), a 50/50 joint venture established to operate in southern California as a collector, processor and seller of scrap. Through June 30, 1999, the Company invested approximately $29,400,000 in Pacific Coast, including loans of $20,150,000. During fiscal 1999, management and the Board of Directors determined that Pacific Coast was no longer a strategic fit for the Company's core mini-mill operations and decided not to continue its support of the operations. The Company then re-evaluated the carrying amount of its investment and concluded that it should be written down in the fourth quarter of fiscal 1999. The provision for loss of $19,275,000, together with $4,930,000 in equity method losses for fiscal 1999, are reflected in "(Loss) income from equity investments."

     On June 29, 2000, the Company sold its interest in Pacific Coast for $2,500,000 and was relieved of all liabilities and guarantee obligations associated with Pacific Coast. The resulting gain of $2,100,000 was recognized in the fourth quarter of fiscal 2000 and is included in "(Loss) income from equity investments."

Richmond Steel Recycling Limited

     The Company also owns a 50% interest in Richmond Steel Recycling Limited
(RSR), a scrap processing facility located in Richmond, British Columbia, Canada, which is accounted for using the equity method. The investment in and equity in earning of RSR are not significant.


4.   INVENTORIES

     Inventories as of June 30 were valued at the lower of cost (first-in, first-out) or market as summarized in the following table (in thousands):

                                  CONTINUING OPERATIONS   DISCONTINUED OPERATIONS
                                  ---------------------   -----------------------
                                    2001        2000        2001        2000
                                   --------    --------    --------    --------
Raw materials and mill supplies    $ 31,213    $ 34,167    $  9,811    $ 11,161
Work-in-progress ..............       8,247      20,262       4,957      21,906
Finished goods ................      65,966      81,828         728       8,511
                                   --------    --------    --------    --------
                                   $105,426    $136,257    $ 15,496    $ 41,578
                                   ========    ========    ========    ========


5.   CAPITALIZED INTEREST AND INTEREST EXPENSE

     Capitalized interest on qualifying assets under construction and total interest incurred for continuing and discontinued operations were as follows (in thousands):

                            CONTINUING   DISCONTINUED  CONSOLIDATED
                            OPERATIONS    OPERATIONS      TOTAL
                            ----------    ----------      -----
Capitalized interest:
     Fiscal 2001 .......    $   682        $    --       $   682
     Fiscal 2000 .......      1,150             66         1,216
     Fiscal 1999 .......      4,345            620         4,965


Total interest incurred:
     Fiscal 2001 .......    $50,201        $11,595       $61,796
     Fiscal 2000 .......     38,957         13,946        52,903
     Fiscal 1999 .......     28,593         11,636        40,229

6.   SHORT-TERM BORROWING ARRANGEMENTS

     The following information relates to the Company's borrowings under short-term credit facilities (in thousands):

                                         YEARS ENDED JUNE 30,
                                         --------------------
                                    2001         2000        1999
                                  ---------    -------     -------
Maximum amount outstanding ...    $      --    $10,000     $20,000
Average amount outstanding ...           --        864      14,780
Weighted average interest rate           --        6.4%        5.9%


7.   LONG-TERM DEBT

     Long-term debt consists of the following (in thousands):

                                                                                              JUNE 30,
                                                                                              --------
                                                                                           2001          2000
                                                                                         ---------     ---------
Continuing operations:
        Senior Notes, $130,000 face amount; interest at 10.03% at June 30,
            2001 and 2000, due in 2005 ..............................................    $ 130,000     $ 130,000
        Senior Notes, $150,000 face amount; interest at 9.80% at
            June 30, 2001 and 2000,  due in 2002 and 2005 ...........................      150,000       150,000
        Revolving Credit Facility, payable in 2002; weighted average interest
            of 6.67% and 6.88% at June 30, 2001 and 2000, respectively ..............      255,000       269,465
        $10,000 BSE Credit Facility, interest at 10.32% at June 30, 2001, due in 2002       10,000            --
        Capital lease obligations, interest rates principally ranging from 43% to
            45% of bank prime, payable in November 2001 .............................        2,500         2,500
                                                                                         ---------     ---------
                                                                                           547,500       551,965
        Less: current portion .......................................................     (293,500)           --
                                                                                         ---------     ---------
                                                                                         $ 254,000     $ 551,965
                                                                                         =========     =========

Discontinued operations:
        Promissory Note, interest at 5.0%, payable in installments
            through 2008 ............................................................    $   1,125     $   1,256
        Industrial Revenue Bonds, interest rates principally ranging from 44% to
            45% of bank prime, payable in 2025 and 2026 .............................       41,000        41,000
                                                                                         ---------     ---------
                                                                                            42,125        42,256
        Less: current portion .......................................................         (138)         (131)
                                                                                         ---------     ---------
                                                                                         $  41,987     $  42,125
                                                                                         =========     =========


     Approximately $26,727,000 under the Revolving Credit Facility was available to borrow at June 30, 2001. The aggregate fair value of the Company's long-term debt obligations is approximately $592,033,000 compared to the carrying value of $589,625,000 at June 30, 2001. The fair value of the Company's fixed-rate Senior Notes is estimated using discounted cash flow analysis, based on the Company's incremental borrowing rate for similar types of borrowings. The discounted present value calculation does not include prepayment penalties that might be paid under the debt agreements, nor does it reflect current conditions that could impact the value of the Company's debt if it were being traded in a public market.

     Future maturities of long-term debt are scheduled as follows (in thousands):

                                  CONTINUING     DISCONTINUED   CONSOLIDATED
                                  OPERATIONS      OPERATIONS       TOTAL
                                  ----------      ----------       -----
Fiscal Year Ending June 30:
       2002.........                $293,500       $    138       $293,638
       2003.........                 105,500            145        105,645
       2004.........                  29,500            152         29,652
       2005.........                  29,500            160         29,660
       2006.........                  89,500            168         89,668
           Thereafter                     --         41,362         41,362
                                    --------       --------       --------
                                    $547,500       $ 42,125       $589,625
                                    ========       ========       ========

     The above principal maturity schedule will be accelerated when and if the SBQ assets are sold, as the net proceeds from any sales are required to be used to pay down part of the Company's outstanding debt.

     On February 20, 2001, the Company and its lenders executed amendments to its principal debt and letter of credit agreements to provide for the continuation of the Company's borrowing arrangements. These amendments modify or supplement previous amendments executed in May 2000.

     Among other things, the February 2001 amendments changed the financial covenants and extended the maturity dates for principal payments previously due before March 31, 2002. The new agreements maintain the interest rates or spreads previously in effect for the Company's debt. The amendments also limit the borrowings under the Company's Revolving Credit Facility and BSE Credit Facility to $290 million and $10 million, respectively. In addition, the lenders maintained a security interest in substantially all assets of the Company. In consideration for the financing agreement modifications, and in lieu of any cash fees, the exercise price for three million warrants held by the Company's lenders was reduced from $3.00 to $0.01 per share. The fair value of the re-pricing of the warrants was estimated to be approximately $1.8 million at the date of re-pricing using a Black-Scholes option pricing model and assumptions of 5.016% for the risk-free interest rate, a 54.4% expected volatility and a remaining expected life of 9.2 years. The Company recorded the incremental fair value of the re-priced warrants as an equity transaction in March 2001.

     Under the terms of the Company's amended debt agreements, dividends and other "restricted payments," as defined in the agreements, are limited to the lesser of $750,000 per quarter or 50% of quarterly income from continuing operations.


8.   COMMITMENTS

     The Company leases office space and certain production equipment under operating lease agreements. Following is a schedule by year of future minimum rental payments, net of minimum rentals on subleases, required under operating leases that have initial lease terms in excess of one year (in thousands):

                                    CONTINUING    DISCONTINUED  CONSOLIDATED
                                    OPERATIONS     OPERATIONS      TOTAL
                                    ----------     ----------      -----
Fiscal Year Ending June 30,
     2002.......................     $13,006         $ 7,128     $ 20,134
     2003.......................      12,488           6,827       19,315
     2004.......................      11,788           6,692       18,480
     2005.......................      11,605           6,645       18,250
     2006.......................      11,499           6,645       18,144
     Thereafter.................      16,179          56,389       72,568
                                     -------         -------     --------
                                     $76,565         $90,326     $166,891
                                     =======         =======     ========

     Rental expense under operating lease agreements charged to continuing operations was $13.3 million, $13.0 million and $1.9 million in fiscal 2001, 2000 and 1999, respectively. Rental expense charged to discontinued operations was $7.5 million, $7.6 million and $7.1 million in fiscal 2001, 2000 and 1999, respectively.

     The Company has a fifteen year operating lease on production equipment at the Memphis melt shop. Future minimum lease payments required by the lease are reflected in the preceding table under discontinued operations. The Company has options to purchase the equipment both prior to and at the end of the lease for amounts that are expected to approximate fair market value at the exercise date of the options. The remaining lease obligation is expected to be either settled or assumed by the buyer in connection with the disposal of the SBQ operations (See Note 2).

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


9.   INCOME TAXES

     Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows (in thousands):

                                                                                    JUNE 30,
                                                                                    --------
                                                                              2001             2000
                                                                              ----             ----
                                                                                            (RESTATED)
Deferred tax liabilities:
        Tax depreciation in excess of book depreciation ..............     $ (51,273)       $ (47,855)
Deferred tax assets:
        Allowance for losses on disposal of discontinued operations ..        55,826               --
        Federal net operating loss carryforwards .....................       104,199           71,636
        State net operating loss carryforwards .......................        16,285            6,599
        AMT credit carryforwards .....................................         5,687            5,388
        Capital loss carryforwards ...................................         3,580               --
        Deferred compensation ........................................         2,943            3,676
        Worker's compensation ........................................         1,095              982
        Inventories ..................................................         1,282            1,315
        Equity investments ...........................................         2,071           18,710
        Other, net ...................................................         4,201            8,205
                                                                           ---------        ---------
        Gross deferred tax assets ....................................       197,169          116,511
        Less valuation allowance .....................................      (145,896)         (68,656)
                                                                           ---------        ---------
        Deferred tax assets ..........................................        51,273           47,855
                                                                           ---------        ---------
        Net deferred tax asset (liability) ...........................     $      --        $      --
                                                                           =========        =========

        The provisions for income taxes applicable to continuing operations consisted of the following (in thousands):

                                       YEARS ENDED JUNE 30,
                                       --------------------
                              2001            2000            1999
                            --------        --------        --------
                                           (RESTATED)      (RESTATED)
Current:
    Federal .........       $    189        $  2,564        $    662
    State ...........             (5)           (400)          3,885
                            --------        --------        --------
                                 184           2,164           4,547
Deferred:
    Federal .........             --          39,937          12,005
    State ...........             --          (8,266)         (1,738)
                            --------        --------        --------
                                  --          31,671          10,267
                            --------        --------        --------
                            $    184        $ 33,835        $ 14,814
                            ========        ========        ========


        The provisions for income taxes applicable to continuing operations differ from the statutory tax amounts as follows (in thousands):

                                                                       YEARS ENDED JUNE 30,
                                                                       --------------------
                                                               2001            2000            1999
                                                             --------        --------        --------
                                                                             (RESTATED)      (RESTATED)
Tax at statutory rates during the year ...............       $(13,424)       $ (9,117)       $  6,334
State income taxes, net ..............................         (1,449)         (1,422)            459
Amortization of non-deductible goodwill ..............            125             125             125
Valuation allowance ..................................         11,853          51,139           8,045
Other ................................................          3,079          (6,890)           (149)
                                                             --------        --------        --------
                                                             $    184        $ 33,835        $ 14,814
                                                             ========        ========        ========

     The Company's federal net operating loss for fiscal 2001 was approximately $90,300,000, all of which will be carried forward, and may be used to reduce taxes due in future periods for up to 20 years, along with the previous years' losses of approximately $205.7 million, which will be carried forward for a period of up to 19 years, for a total carryforward of $296 million. The capital loss carryover of $3,580,000 may be carried-forward five years, while the alternative minimum tax credit carryforwards of $5,687,000 may be carried forward indefinitely. In addition, the Company has state net operating loss carryforwards of approximately $473,000,000 the majority of which will expire in 15 years.

     In fiscal 2000, the Company provided a valuation allowance in the tax provision applicable to continuing operations in the amount of $51,307,000. The Company further increased the valuation allowance for deferred tax assets by $77,240,000 in fiscal 2001 because, in light of recent trends and circumstances, management concluded that the net deferred tax assets might not be realized.


10.  STOCK COMPENSATION PLANS

     The Company has six stock compensation plans that provide for the granting of stock options, stock appreciation rights and restricted stock to officers, directors and employees. The exercise price of stock option awards issued under these plans equals or exceeds the market price of the Company's common stock on the date of grant. Stock options under these plans are exercisable one to ten years after the grant date, usually in annual installments. No stock appreciation rights have been issued. Until January 14, 2000, the Company maintained a stock accumulation plan, which provided for the purchase of restricted stock with a three-year vesting period to participants in lieu of a portion of their cash compensation.

     The status of the Company's stock compensation plans is summarized below as of June 30, 2001:

                                                           TOTAL NUMBER OF OPTIONS OR SHARES
                                                           ---------------------------------
                                                                     AVAILABLE FOR        RESERVED FOR
                                                                      FUTURE GRANT       ISSUANCE UNDER
                                                   AUTHORIZED         OR PURCHASE           THE PLAN
                                                   ----------         -----------           --------
1986 Stock Option Plan....................            900,000                --                 4,949
1990 Management Incentive Plan............            900,000                --               351,168
1996 Director Stock Option Plan...........            100,000             3,000                95,500
1997 Management Incentive Plan............            900,000           334,131               494,050
2000 Management Incentive Plan............          2,900,000           861,500             2,038,500
2000 Director Stock Option Plan...........            200,000           186,500                13,500


     The Company records stock-based compensation under the provisions of APB No. 25, Accounting for Stock Issued to Employees (APB No. 25) and related Interpretations. An alternative method of accounting exists under FASB Statement No. 123, Accounting for Stock-Based Compensation, which requires the use of option valuation models; however, these models were not developed for use in valuing employee stock compensation awards. Under APB No. 25, because the exercise price of the Company's employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized for stock options. The Company recognizes compensation expense on grants of restricted stock and stock grants under the 1995 Stock Accumulation Plan based on the intrinsic value of the stock on the date of grant amortized over the vesting period. Total compensation expense recognized for stock-based employee compensation awards was $310,000, $621,000 and $541,000 in 2001, 2000 and 1999, respectively.

     As required by SFAS No. 123, the Company has determined pro forma net income and earnings per share as if it had accounted for its employee stock compensation awards using the fair value method of that statement. The fair value for these awards was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:


                                       2001           2000           1999
                                      -------        -------        -------
Risk free interest rate .......          4.95%          6.18%          5.76%
Dividend yield ................          0.00%          0.00%          2.48%
Volatility factor .............         80.19%          69.5%          60.4%
Weighted average expected life:
   Stock options ..............       5 years        5 years        5 years
   Restricted stock awards ....            --        3 years        4 years

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

                                                                        YEARS ENDED JUNE 30,
                                                                        --------------------
                                                            2001                2000              1999
                                                            -----               -----             ----
Pro forma:                                                                   (RESTATED)         (RESTATED)
(Loss) income from continuing operations .........       $   (39,605)       $   (61,450)      $     2,815
(Loss) income per share from continuing operations             (1.28)             (2.04)             0.10
Net loss .........................................          (198,052)           (56,787)         (224,705)
Net loss per share ...............................             (6.39)             (1.89)            (7.62)

     A summary of the Company's stock option activity and related information for the years ended June 30 is as follows:


                                                       2001                           2000                           1999
                                                       ----                           ----                           ----
                                                              WEIGHTED                      WEIGHTED                       WEIGHTED
                                                              AVERAGE                       AVERAGE                        AVERAGE
                                              NUMBER OF       EXERCISE       NUMBER OF      EXERCISE        NUMBER OF      EXERCISE
                                               OPTIONS         PRICE          OPTIONS         PRICE         OPTIONS         PRICE
                                               -------         -----          -------         -----         -------         -----
Outstanding -- beginning of year .....        3,379,181        $ 6.51        1,654,621        $10.99        1,009,165        $16.89
Granted ..............................          126,040          3.96        2,347,500          4.62          964,000          5.95
Exercised ............................               --            --          (29,500)         4.76               --            --
Canceled .............................         (454,866)        17.13         (593,440)        11.61         (318,544)        14.23
                                              ----------                     ----------                    ----------
Outstanding -- end of year ...........        3,050,355          6.06        3,379,181          6.51        1,654,621         10.99
                                              =========                     ==========                     ==========

Exercisable at end of year ...........        1,192,103        $ 8.00          844,681        $10.86          455,463        $16.90
                                              =========                     ==========                     ==========
Weighted-average fair value of options
    granted during year ..............                         $ 1.78                         $ 2.43                         $ 2.86


        Summary information about the Company's stock options outstanding at June 30, 2001 is as follows:

                                                 OPTIONS OUTSTANDING                              OPTIONS EXERCISABLE
                                      -------------------------------------------            ------------------------------
                                                      WEIGHTED
                                                 AVERAGE REMAINING       WEIGHTED                                  WEIGHTED
                                                    CONTRACTUAL          AVERAGE                                   AVERAGE
                                     NUMBER OF        TERM (IN           EXERCISE            NUMBER OF             EXERCISE
RANGE OF EXERCISE PRICES              OPTIONS          YEARS)             PRICE               OPTIONS               PRICE
------------------------              -------    ------------------       -----               -------               -----

$3.00...........................       60,000            9.1             $ 3.00                    --                    --
$4.00 - $6.31...................    2,612,500            8.4               4.63               864,848                $ 4.70
$7.94 - $9.62...................       40,000            7.2               9.41                17,400                  9.53
$15.38 - $18.63.................      335,355            3.7              17.17               307,355                 17.04
$31.88..........................        2,500            2.7              31.88                 2,500                 31.88
                                    ---------                                               ---------
$3.00 - $31.88..................    3,050,355            7.9             $ 6.06             1,192,103                $ 8.00
                                    =========                                               =========

     In addition to the stock option activity presented in the preceding table, the Company granted 100,000 and 61,720 shares of restricted stock to employees in 2000 and 1999, respectively. The weighted average fair value of these awards was $2.82 in 2000 and $7.35 in 1999. The Company also issued 32,195 and 60,505 shares to employees in 2000 and 1999, respectively, under the Stock Accumulation Plan.

11.   DEFERRED COMPENSATION AND EMPLOYEE BENEFITS

     The Company maintains a defined contribution 401(K) plan that covers substantially all non-union employees. The Company makes both discretionary and matching contributions to the plan based on employee compensation and contributions. Company contributions charged to continuing operations amounted to $2,248,000, $5,424,000 and $3,911,000 in fiscal 2001, 2000 and 1999, respectively. Discontinued operations includes charges of $428,000, $782,000 and $866,000 related to the plan for those same periods.

     Certain officers and key employees participate in the Executive Retirement and Compensation Deferral Plan, a non-qualified deferred compensation plan, which allows participants to defer specified percentages of base and bonus pay, and provides for Company contributions. This plan was amended effective January 1, 2001 to discontinue the Compensation Deferral Plan (CDP) component of the plan. As part of the amendment, existing participant CDP account balances were distributed in the fourth quarter of fiscal 2001. Under the Executive Retirement Plan, the Company recognizes compensation costs as contributions become vested. Investment performance gains and losses on each participant's plan account result in additional compensation costs to the Company. The Company's obligations to participants in the Plan are reported in deferred liabilities.

     Other than the plans referred to above, the Company provides no post-retirement or post-employment benefits to its employees that would be subject to the provisions of SFAS No. 106 or No. 112.


12.   PRODUCTS AND GEOGRAPHIC AREAS

     Net sales to external customers, by product type and geographic area from continuing operations were as follows for the periods indicated (in thousands):

                                                               YEARS ENDED JUNE 30,
                                                               --------------------
                                                         2001          2000           1999
                                                         ----          ----           ----
                                                                     (RESTATED)     (RESTATED)
By Product Class:
  Reinforcing bar ..............................       $388,824       $411,219       $410,595
  Merchant products ............................        272,800        316,869        301,705
  Semi-finished billets ........................         28,097         29,116         29,337
  Strand, mesh, and other ......................         10,394         13,636         12,648
                                                       --------       --------       --------
                                                       $700,115       $770,840       $754,285
                                                       ========       ========       ========
By Geographic Area
  United States ................................       $651,101       $719,044       $714,076
  Canada .......................................         48,665         51,351         39,782
  All others ...................................            349            445            427
                                                       --------       --------       --------
                                                       $700,115       $770,840       $754,285
                                                       ========       ========       ========

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

   Legal Proceedings

     The Company is involved in litigation relating to claims arising out of its operations in the normal course of business. Such claims are generally covered by various forms of insurance. In the opinion of management, substantially all uninsured or unindemnified liability resulting from existing litigation would not have a material effect on the Company's business, its financial position, liquidity or results of operations.

     The Company has been named as a defendant in a number of lawsuits arising out of an accident that occurred on March 15, 1999 involving an Amtrak passenger train and a truck carrying steel reinforcing bar produced by the Company's Kankakee plant. There were approximately 122 injuries and 11 deaths in the accident. The plaintiffs in these lawsuits claim that at the time of the accident, the driver of the truck was acting as an employee or agent of the Company; that the Company was negligent in loading the trailer; that the load placed on the trailer exceeded the weight limit allowed by statute; and that the Company negligently allowed some rail cars to be parked on a side track near the intersection. The Company is being defended in all of the cases by counsel provided by its liability insurance carrier. The Company denies all liability and is vigorously defending all of these cases. At this time, however, the cases remain in their early stages and discovery is incomplete. Although the Company believes its defenses should prevail in these actions, the Company cannot predict the ultimate outcome of these cases or the probability of recovery from insurance with certainty. However, no amount of loss is considered probable at this time, and accordingly no reserve has been provided for these actions.


14.  START-UP AND RESTRUCTURING COSTS AND OTHER UNUSUAL ITEMS

     Start-up and restructuring costs and other unusual items consist of the following (in thousands):

                                                    YEARS ENDED JUNE 30,
                                                    --------------------
                                           2001            2000           1999
                                         --------        --------       --------
                                                        (RESTATED)     (RESTATED)
START-UP (RECOVERIES) EXPENSES:
        Cartersville .............       $    (16)       $ 16,537       $ 12,817
        Other ....................             --              --             37
ASSET IMPAIRMENT:
        Assets retired ...........             --          13,111             --
 OTHER UNUSUAL ITEMS:
        Proxy solicitation costs .             --           6,887             --
        Executive severance costs              --           6,298             --
       Debt amendment costs ......             --           2,402             --
                                         --------        --------       --------
                                         $    (16)       $ 45,235       $ 12,854
                                         ========        ========       ========


    A narrative description of the significant items summarized in the preceding table follows:

    Cartersville Start-up: During a start-up phase, costs incurred in excess of expected normal levels, including non-recurring operating losses, are classified by the Company as start-up expenses. In the third quarter of fiscal 1999, the Cartersville, Georgia mid-section mill began operations and was considered to be in start-up phase through July 2000, when Cartersville achieved consistent, commercially viable production levels.

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

    Executive Severance: As a result of the proxy contest, the Company terminated several executives, including the former CEO, in the second quarter of fiscal 2000. These executives were covered by the Company's executive severance plan, which provides for specified benefits after a change in the majority of the Board of Directors of the Company, among other triggering events.

    Debt Amendment Costs: In conjunction with the May 2000 amendments to the Company's borrowing agreements (see Note 7), the Company incurred $2.4 million in legal and financial consulting fees.


15.   OTHER INCOME

     In fiscal 1999, the Company received approximately $4.4 million in refunds from electrode suppliers that related to electrodes purchased in prior years.


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

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


The Board of Directors and Shareholders
Birmingham Steel Corporation

We have audited the accompanying consolidated balance sheets of Birmingham Steel Corporation as of June 30, 2001 and 2000, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended June 30, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a)2. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. The 1999 financial statements of Pacific Coast Recycling, L.L.C. (a 50% owned joint venture), were audited by other auditors whose report, which has been furnished to us, included an explanatory paragraph describing an uncertainty regarding the ability of Pacific Coast Recycling, L.L.C. to continue as a going concern. Our opinion on the 1999 consolidated financial statements, insofar as it relates to data included for Pacific Coast Recycling, L.L.C., is based solely on the report of other auditors.

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

In our opinion, based on our audits and, for 1999, the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Birmingham Steel Corporation at June 30, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying financial statements have been prepared assuming that Birmingham Steel Corporation will continue as a going concern. As more fully described in Note 1, the Company is required to make significant debt principal repayments on April 1, 2002 and has a working capital deficiency at June 30, 2001. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.


                                                /s/  Ernst & Young LLP


Birmingham, Alabama
August 6, 2001, except for
Note 2, as to which the date
is September 17, 2001

                          INDEPENDENT AUDITORS' REPORT

The Members
Pacific Coast Recycling, L.L.C.:

We have audited the statements of operations, members' capital (deficit) and cash flows of Pacific Coast Recycling, L.L.C. for the year ended June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Pacific Coast Recycling, L.L.C. for the year ended June 30, 1999 in conformity with accounting principles generally accepted in the United States of America.

The financial statements have been prepared assuming that Pacific Coast Recycling, L.L.C. will continue as a going concern. As discussed in note 3 to the financial statements, the Company has suffered recurring losses from operations, has a net capital deficiency and as of June 30, 1999, and the members have stated that they will no longer provide letters confirming their continuing financial support of the Company. These parent companies provide a significant amount of funding for the operations of the Company as described in note 9 to the financial statements. These circumstances raise substantial doubt about the entity's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                           /s/ KPMG LLP

Los Angeles, California
July 30, 1999

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information contained in Birmingham Steel Corporation's 2001 Proxy Statement, with respect to directors and executive officers of the Company, is incorporated herein by reference in response to this item.


ITEM 11.   EXECUTIVE COMPENSATION

     The information contained in Birmingham Steel Corporation's 2001 Proxy Statement, with respect to directors and executive officers of the Company, is incorporated herein by reference in response to this item.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information contained in Birmingham Steel Corporation's 2001 Proxy Statement, with respect to directors and executive officers of the Company is incorporated herein by reference in response to this item.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information contained in Birmingham Steel Corporation's 2001 Proxy Statement, with respect to directors and executive officers of the Company is incorporated herein by reference in response to this item.

                                     PART IV


ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


ITEM 14 (a) 1. INDEX TO CONSOLIDATED STATEMENTS COVERED BY REPORT OF INDEPENDENT
               AUDITORS

     The following consolidated financial statements of Birmingham Steel Corporation are included in Item 8:

         Consolidated Balance Sheets -- June 30, 2001 and 2000

         Consolidated Statements of Operations -- Years ended June 30, 2001, 2000 and 1999

         Consolidated Statements of Changes in Stockholders' Equity -- Years ended June 30, 2001, 2000 and 1999

         Consolidated Statements of Cash Flows -- Years ended June 30, 2001, 2000 and 1999

         Notes to Consolidated Financial Statements -- June 30, 2001, 2000 and 1999

         Report of Ernst & Young LLP, Independent Auditors

         Independent Auditors Report (KPMG LLP)

ITEM 14 (a) 2.   INDEX TO CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

     The following consolidated financial statement schedule is included in item 14 (d) of this report.


FORM 10-K

Schedule II -- Valuation and Qualifying Accounts -- Years ended June 30, 2001, 2000 and 1999

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


ITEM 14 (b).   REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the fourth quarter ended June 30, 2001.


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


4.1.1        Second Amendment to the Amended and Restated $130,000,000 Senior
             Note Purchase Agreement dated May 15, 2000 (incorporated by reference to Exhibit 4.1.1 from Annual Report on Form 10-K for year ended June 30, 2000)

4.1.2        Third Amendment to the Amended and Restated $130,000,000 Senior
             Note Purchase Agreement dated February 20, 2001 (incorporated by reference to Exhibit 4.1.2 from Form 10-Q/A for quarter ended
             December 31, 2000)


4.2 Amended and Restated $150,000,000 Senior Note Purchase Agreement dated as of October 12, 1999 (incorporated by reference to Exhibit
             4.2.3 from Form 10-K/A for the year ended June 30, 1999)


4.2.1        Second Amendment to the Amended and Restated $150,000,000 Senior
             Note Purchase Agreement dated May 15, 2000 (incorporated by reference to Exhibit 4.2.1 from Annual Report on Form 10-K for year ended June 30, 2000)


4.2.2        Third Amendment to the Amended and Restated $150,000,000 Senior
             Note Purchase Agreement dated February 20, 2001 (incorporated by reference to Exhibit 4.2.2 from Form 10-Q/A for quarter ended
             December 31, 2000)


4.3 Letter from Birmingham Steel Corporation to Senior Noteholders dated October 13, 1999 (incorporated by reference to Exhibit 4.3 from Form 10-K/A for the year ended June 30, 1999)


4.4 Shareholder Rights Plan of Registrant (incorporated by reference from Form 8-K filed January 23, 1996)


4.5          Reimbursement Agreement, dated as of October 1, 1996, between
             Birmingham Steel Corporation and PNC Bank, Kentucky, Inc.
             (incorporated by reference to Exhibit 4.1 from Form 10-Q for quarter ended December 31, 1996)


4.5.1 Fifth Amendment to the Reimbursement Agreement, dated as of February 20, 2001, between Birmingham Steel Corporation and PNC
             Bank, Kentucky, Inc. (incorporated by reference to Exhibit 4.5.1 from Form 10-Q/A for quarter ended December 31, 2000)


4.6          Warrant Agreement dated May 15, 2000, between the Registrant and the warrant holders parties thereto (incorporated by reference to
             Exhibit 4.6 from Annual Report on Form 10-K for year ended June 30,
             2000)


4.6.1 First Amendment to the Warrant Agreement dated February 20, 2001, between the Registrant and the warrant holders parties thereto
             (incorporated by reference to Exhibit 4.6.1 from Form 10-Q/A for quarter ended December 31, 2000)


10.1 1986 Stock Option Plan of Registrant, as amended (incorporated by reference from Registration Statement on Form S-8 (No. 33-16648), filed August 20, 1987)

10.2         Amended and Restated Management Security Plan, effective January 1,
             1994 (incorporated by reference to Exhibit 1.2 from Form 10-K for year ended June 30, 1994)


10.3         Steel Billet Sale and Purchase Master Agreement between American
             Steel & Wire Corporation and QIT-Feret Titane, Inc. dated July 1,
             1994 (incorporated by reference to Exhibit 10.3 from Annual Report on Form 10-K for year ended June 30, 1995)


10.4         Supply Agreement, dated as of August 2, 1985, among MC Acquisition
             Corp., Birmingham Bolt Company, Inc., Magna Corporation,
             Contractors Material Co., Inc., and Hackney Steel Co., Inc.
             (incorporated by reference to Exhibit 10.6.3 from Registrant
             Statement No. 33-945 filed November 20, 1985)


10.5         1989 Non-Union Employees' Stock Option Plan of the Registrant
             (incorporated by reference to Exhibit 4.1 from a Registration
             Statement on Form S-8, Registration No. 33-30848, filed August 31,
             1989)


10.6         Restated Birmingham Steel Corporation 401(k) Plan restated as of
             January 1, 1990 (incorporated by reference to Exhibit 4.1 from
             Post-Effective Amendment No. 1 to Form S-8, Registration No.
             33-23563, filed July 12, 1990)


10.7 Special Severance Benefits Plan of the Registrant (incorporated by reference to Exhibit 10.12 from the Annual Report on Form 10-K for the Year ended June 30, 1989)


10.8         Lease Agreement, as amended, dated July 13, 1993 between Torchmark
             Development Corporation and Birmingham Steel Corporation
             (incorporated by reference to Exhibit 10.12 from Annual Report on Form 10-K for year ended June 30, 1993)


10.8.1 Third Amendment to Lease Agreement, dated November 30, 1993, between Torchmark Development Corporation and Birmingham Steel
             Corporation (incorporated by reference to Exhibit 10.8.1 from Annual Report on Form 10-K for year ended June 30, 1997)


10.8.2       Fourth Amendment to Lease Agreement, dated June 13, 1994, between
             Torchmark Development Corporation and Birmingham Steel Corporation
             (incorporated by reference to Exhibit 10.8.2 from Annual Report on Form 10-K for year ended June 30, 1997)


10.8.3 Fifth Amendment to Lease Agreement, dated September 6, 1995, between Torchmark Development Corporation and Birmingham Steel
             Corporation (incorporated by reference to Exhibit 10.8.3 from Annual Report on Form 10-K for year ended June 30, 1997)


10.8.4       Sixth Amendment to Lease Agreement, dated April 11, 1997, between
             Torchmark Development Corporation and Birmingham Steel Corporation
             (incorporated by reference to Exhibit 10.8.4 from Annual Report on Form 10-K for year ended June 30, 1997)

10.8.5       Seventh Amendment to Lease Agreement, dated April 11, 1997, between
             Torchmark Development Corporation and Birmingham Steel Corporation
             (incorporated by reference to Exhibit 10.8.5 from Annual Report on Form 10-K for year ended June 30, 1997)


10.8.6       Eighth Amendment to Lease Agreement, dated April 11, 1997, between
             Torchmark Development Corporation and Birmingham Steel Corporation
             (incorporated by reference to Exhibit 10.8.6 from Annual Report on Form 10-K for the year ended June 30, 1998)


10.9 1990 Management Incentive Plan of the Registrant (incorporated by reference to Exhibit 4.1 from a Registration Statement on Form S-8,
             Registration No. 33-41595, filed July 5, 1991)


10.10        1992 Non-Union Employees' Stock Option Plan of the Registrant
             (incorporated by reference to Exhibit 4.1 from a Registration
             Statement on Form S-8, Registration No. 33-51080, filed August 21,
             1992)


10.11        Employment Agreement, dated May 12, 2000, between Registrant and
             John D. Correnti (incorporated by reference to Exhibit 10.11 from
             Annual Report on Form 10-K for year ended June 30, 2000)


10.11.1      Amendment to Employment Agreement, dated May 12, 2000, between
             Registrant and John D. Correnti (incorporated by reference to
             Exhibit 10.11.1 from Annual Report on Form 10-K for year ended June
             30, 2000)


10.12 Stock Accumulation Plan of the Registrant (incorporated by reference to Exhibit 4.1 from a Registration Statement on Form S-8,
             Registration No. 33-64069, filed November 8, 1995)


10.13        Lease Agreement, dated January 7, 1997, between Torchmark
             Development Corporation and Birmingham Southeast, L.L.C.
             (incorporated by reference to Exhibit 10.13 from Annual Report on Form 10-K for year ended June 30, 1998)


10.14 Director Stock Option Plan of the Registrant (incorporated by reference to exhibit 10.1 from Form 10-Q for quarter ended
             September 30, 1996)


10.15 Director Compensation Plan of the Registrant (incorporated by reference to Exhibit 10.18 from Form 10-K/A for the year ended June
             30, 1999)


10.16        Amended and Restated Executive Severance Plan of the Registrant
             (incorporated by reference to Exhibit 10.19 from Annual Report on From 10-K for the year ended June 30, 1999)


10.17        Chief Executive Officer Incentive Compensation Plan of the
             Registrant (incorporated by reference to Exhibit 10.2 from Form
             10-Q for quarter ended September 30, 1996)

10.18        Equity Contribution Agreement among American Iron Reduction,
             L.L.C., GS Technologies Operating Co., Inc., Birmingham Steel
             Corporation and Nationsbank, N.A., dated August 30, 1996
             (incorporated by reference to Exhibit 10.3 from Form 10-Q for quarter ended September 30, 1996)


10.19        DRI Purchase Agreement between Birmingham Steel Corporation and
             American Iron Reduction, L.L.C., dated as of August 30, 1996
             (incorporated by reference to Exhibit 10.4 from Form 10-Q for quarter ended September 30, 1996)


10.19.1      Amended and Restated DRI Purchase Agreement between Birmingham
             Steel Corporation and American Iron Reduction, L.L.C. dated as of
             May 5, 2000 (incorporated by reference to Exhibit 10.19.1 from
             Annual Report on Form 10-K for year ended June 30, 2000)


10.20        Operating Agreement between Birmingham Steel Corporation and Raw
             Material Development Co., Ltd., dated as of September 18, 1996
             (incorporated by reference to Exhibit 10.5 from Form 10-Q for quarter ended September 30, 1996)


10.21        Asset Purchase Agreement, dated as of October 31, 1996, among
             Mitsui & Co., Ltd., R. Todd Neilson, as Chapter 11 Trustee for the bankruptcy estate of Hiuka America Corporation, All-Ways Recycling
             Company, B&D Auto & Truck Salvage, and Weiner Steel Corporation
             (incorporated by Reference to Exhibit 10.1 from Form 10-Q for quarter ended December 31, 1996)


10.22        Contribution Agreement, dated as of November 15, 1996, among IVACO,
             Inc., Atlantic Steel Industries, Inc., Birmingham Steel Corporation and Birmingham Southeast, L.L.C. (incorporated by reference from Current Report on Form 8-K filed December 12, 1996)


10.23 $300 million Credit Agreement, dated as of March 17, 1997 by and among Birmingham Steel Corporation, as Borrower, the financial institutions party hereto and their assignees under section
             12.5.(d), as Lenders, PNC Bank, National Association and The Bank of Nova Scotia, as Co-agents and Nationsbank, N.A. (South), as
             Agent and as Arranger (incorporated by reference to Exhibit 10.1 from Form 10-Q for quarter ended March 31, 1997)


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


10.23.5      Fifth Amendment to Credit Agreement dated October 12, 1999
             (incorporated by reference to Exhibit 10.26.5 from Annual Report on Form 10-K/A for year ended June 30, 1999)


10.23.6      Seventh amendment to Credit Agreement dated May 15, 2000
             (incorporated by reference to Exhibit 10.23.6 from Annual Report on Form 10-K for year ended June 30, 2000)


10.23.7      Eighth amendment to Credit Agreement dated February 20, 2001
             (incorporated by reference from Exhibit 10.23.7 to Form 10-Q/A for quarter ended December 31, 2000)


10.24        Collateral Agency and Intercreditor Agreement dated October 12,
             1999 (incorporated by reference to Exhibit 10.26.6 from Form 10-K/A for the year ended June 30, 1999)


10.24.1 Amended and Restated Collateral Agency and Intercreditor Agreement dated May 15, 2000 amending and restating the Collateral Agency and Intercreditor Agreement dated October 12, 1999 (incorporated by reference to Exhibit 10.24.1 from Annual Report on Form 10-K for year ended June 30, 2000)


10.25        $25,000,000 Credit Agreement dated as of May 15, 2000, by and among
             Birmingham Southeast, L.L.C., as Borrower, the financial institutions party thereto, as lenders, and Bank of America, N.A., as agent (incorporated by reference to Exhibit 10.25 from Annual
             Report on Form 10-K for year ended June 30, 2000)


10.25.1      First Amendment to the $25,000,000 Credit Agreement dated as of
             February 20, 2001, by and among Birmingham Southeast, L.L.C., as
             Borrower, the financial institutions party thereto, as lenders, and Bank of America, N.A., as agent (incorporated by reference from Exhibit 10.25.1 to Form 10-Q/A for quarter ended December 31, 2000)


10.26        Security Agreement dated as of October 12, 1999, executed by
             Birmingham Steel Corporation, as Debtor, in favor of State Street
             Bank and Trust Company, as Collateral Agent, for the benefit of the secured parties named therein (incorporated by reference to Exhibit
             10.26 from Annual Report on Form 10-K for year ended June 30, 2000)


10.26.1      Security Agreement dated as of May 15, 2000, executed by Birmingham
             Southeast, L.L.C., as Debtor, in favor of SouthTrust Bank, National
             Association, as Collateral Agent, for the benefit of the secured parties named therein (incorporated by reference to Exhibit 10.26.1 from Annual Report on Form 10-K for year ended June 30, 2000)


10.27 Amended and Restated Collateral Agency and Intercreditor Agreement dated May 15, 2000 amending and restating the Collateral Agency and Intercreditor Agreement dated November 12, 1999 (incorporated by reference to Exhibit 10.27 from Annual Report on Form 10-K for year ended June 30, 2000)

10.28        Executive Retirement and Compensation Deferral Plan of the
             Registrant (incorporated by reference to Exhibit 10.22 from Annual
             Report on Form 10-K for year ended June 30, 1998)


10.28.1      Amendment Number Two to the Executive Retirement and Compensation
             Deferral Plan of the Registrant (incorporated by reference from Form 10-Q for quarter ended March 31, 2001)


10.29 1997 Management Incentive Plan of the Registrant (incorporated by reference to Exhibit 4.6 from a Registration Statement on Form S-8,
             Registration No. 333-46771, filed February 24, 1998)


10.30        Master Restructure Agreement among American Iron Reduction L.L.C.,
             GS Industries, GS Technologies Operating Co., Inc., Birmingham
             Steel Corporation, Bank of America, N.A., and Canadian Imperial
             Bank of Commerce dated May 5, 2000 (incorporated by reference to
             Exhibit 10.30 from Annual Report on Form 10-K for year ended June
             30, 2000)


10.31 Letter agreement dated February 20, 2001 between the Company and the Memphis Leaseholders (incorporated by reference to Exhibit
             10.32 from Form 10-Q/A for quarter ended December 31, 2000)


10.32 2000 Management Incentive Plan of the Registrant (incorporated by reference to Exhibit 4.4 from Registration Statement on Form S-8,
             Registration No. 333-57048, filed March 14, 2001)


10.33 2000 Director Stock Option Plan of the Registrant (incorporated by reference to Exhibit 4.4 from Registration Statement on Form S-8,
             Registration No. 333-57032, filed March 14, 2001)


22.1         Subsidiaries of the Registrant*

23.1         Consent of Ernst & Young LLP, Independent Auditors*

23.2         Accountants' Consent (KPMG LLP) *



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

                          BIRMINGHAM STEEL CORPORATION

                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                                   BALANCE        CHARGED
                                                                     AT           TO COSTS                              BALANCE AT
                                                                  BEGINNING          AND                                  END OF
                                                                   OF YEAR        EXPENSES           DEDUCTIONS            YEAR
                                                                   -------        --------           ----------            ----
Year Ended June 30, 2001:
  Deducted from assets accounts:
    Allowance for doubtful accounts ..........................    $   1,614      $     660           $     128(A)       $   2,146
    Provision for estimated losses for SBQ division
     during disposal period ..................................           --         35,963(B)           25,826(C)          10,137
    Provision for estimated loss on disposal of discontinued
        operations ...........................................           --        138,849(B)            2,013(C)         136,836
                                                                  ---------      ---------           ---------          ---------
                                                                   $ 1,614       $ 175,472           $  27,967          $ 149,119
                                                                  =========      =========           =========          =========
Year Ended June 30, 2000:
  Deducted from assets accounts:
     Allowance for doubtful accounts .........................    $   1,207      $     908           $     501(A)       $   1,614
     Provision for estimated losses for SBQ division
      during disposal period .................................       56,544        (56,544)(D)              --                 --
     Provision for estimated loss on disposal of discontinued
         operations ..........................................      195,342       (195,342)(D)              --                 --
                                                                  ---------      ---------           ---------          ---------
                                                                  $ 253,093      $(250,978)          $     501          $   1,614
                                                                  =========      =========           =========          =========
Year Ended June 30, 1999:
  Deducted from assets accounts:
    Allowance for doubtful accounts ..........................    $   1,838      $     376           $   1,007(A)       $   1,207
    Provision for estimated losses for SBQ division during
        disposal period ......................................           --         56,544(B)               --             56,544
    Provision for estimated loss on disposal of discontinued
        operations ...........................................           --        195,342(B)               --            195,342
                                                                  ---------      ---------           ---------          ---------
                                                                  $   1,838      $ 252,262           $   1,007          $ 253,093
                                                                  =========      =========           =========          =========


(A)  Represents accounts written off.

(B) Represents the provision for the estimated loss on disposal of the SBQ line of business.

(C)  Represents use of the reserve for discontinued operations.

(D) Represents the reversal of the 1999 provision for the loss on disposal of the SBQ line of business.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the Undersigned, thereunto duly authorized.


 BIRMINGHAM STEEL CORPORATION

/S/ JOHN D. CORRENTI       10/15/2001
John D. Correnti           Date
Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


          SIGNATURE                          TITLE                        DATE
          ---------                          -----                        ----

     /s/ JOHN D. CORRENTI      Chairman of the Board, Chief         October 15, 2001
                               Executive Officer, Director

       JOHN D. CORRENTI        (Principal Executive Officer)

     /s/ James A. Todd Jr.     Chief Administrative Officer,        October 15, 2001
                               Director
       JAMES A. TODD JR.

     /s/ DONNA M. ALVARADO     Director                             October 15, 2001

       DONNA M. ALVARADO

     /s/ STEVEN R. BERRARD     Director                             October 15, 2001

       STEVEN R. BERRARD

    /s/ ALVIN R. CARPENTER     Director                             October 15, 2001

      ALVIN R. CARPENTER

     /s/ C. STEPHEN CLEGG      Director                             October 15, 2001

       C. STEPHEN CLEGG

     /s/ JERRY E. DEMPSEY      Director                             October 15, 2001

       JERRY E. DEMPSEY

     /s/ ROBERT M. GERRITY     Director                             October 15, 2001

       ROBERT M. GERRITY

    /s/ JAMES W. MCGLOTHLIN    Director                             October 15, 2001

      JAMES W. MCGLOTHLIN

   /s/ RICHARD DE J. OSBORNE   Director                             October 15, 2001

     RICHARD DE J. OSBORNE

     /s/ ROBERT H. SPILMAN     Director                             October 15, 2001

       ROBERT H. SPILMAN

     /s/ J. DANIEL GARRETT     Chief Financial Officer              October 15, 2001
                               Vice President - Finance
       J. DANIEL GARRETT

     /s/ BRANT R. HOLLADAY     Controller                           October 15, 2001

       BRANT R. HOLLADAY