Form 10-Q
period 2001-09-30
BIRMINGHAM STEEL CORP
filed 2001-10-26
CIK 779334

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One) /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2001

                                       OR

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 31,350,312 Shares of Common Stock of the registrant were outstanding at October 24, 2001.

Item 1 - Financial Statements (unaudited)





                          BIRMINGHAM STEEL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)


                                                                              September 30,              June 30,
                                                                                   2001                    2001
                                                                              ---------------         ---------------
                                                                               (Unaudited)               (Audited)
    ASSETS
    Current assets:
      Cash and cash equivalents                                               $           935         $           935
      Accounts receivable, net of allowance for doubtful accounts of
        $2,236 at September 30, 2001 and $2,146 at June 30, 2001                       78,554                  72,820
      Inventories                                                                     109,768                 105,426
      Other current assets                                                              3,890                   3,013
      Net current assets of discontinued operations                                    13,280                  14,669
                                                                              ---------------         ---------------
          Total current assets                                                        206,427                 196,863

    Property, plant and equipment:
      Land and buildings                                                              177,038                 177,038
      Machinery and equipment                                                         469,137                 465,470
      Construction in progress                                                         11,361                  16,041
                                                                              ---------------         ---------------
                                                                                      657,536                 658,549
      Less accumulated depreciation                                                  (290,546)               (281,151)
                                                                              ---------------         ---------------
          Net property, plant and equipment                                           366,990                 377,398

      Excess of cost over net assets acquired                                          13,515                  13,515
      Other                                                                            18,190                  17,514
      Net non-current assets of discontinued operations                                42,389                  42,171
                                                                              ---------------         ---------------
            Total assets                                                      $       647,511         $       647,461
                                                                              ===============         ===============

    LIABILITIES & STOCKHOLDERS' EQUITY
    Current liabilities:
      Accounts payable                                                        $        49,392         $        45,118
      Accrued interest payable                                                          4,623                   3,365
      Accrued payroll expenses                                                          5,564                   5,475
      Accrued operating expenses                                                        7,734                   9,555
      Other current  liabilities                                                       24,898                  24,785
      Current maturities of long-term debt                                            298,200                 293,500
      Reserve for operating losses of discontinued operations                          12,812                  10,137
                                                                              ---------------         ---------------
          Total current liabilities                                                   403,223                 391,935

    Deferred liabilities                                                                8,284                   8,030
    Long-term debt, less current portion                                              253,546                 254,000

    Stockholders' equity:
      Preferred stock, par value $.01; authorized: 5,000,000 shares                         -                       -
      Common stock, par value $.01; authorized: 75,000,000 shares;
        issued: 31,341,816 at September 30, 2001 and 31,142,113 at June 30, 2001          313                     311
      Additional paid-in capital                                                      344,116                 343,908
      Unearned compensation                                                              (258)                   (317)
      Retained deficiency                                                            (361,713)               (350,406)
                                                                              ---------------         ---------------
          Total stockholders' deficit                                                 (17,542)                 (6,504)
                                                                              ---------------         ---------------
            Total liabilities and stockholders' equity                        $       647,511         $       647,461
                                                                              ===============         ===============



                             See accompanying notes.




                          BIRMINGHAM STEEL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (in thousands, except per share data; unaudited)

                                                               Three Months Ended September 30,
                                                              --------------------------------
                                                                  2001                2000
                                                              ------------        ------------
                                                                                   (Restated)

   Net sales                                                  $    172,765        $    192,895

   Cost of sales:
     Other than depreciation and amortization                      143,339             166,972
     Depreciation and amortization                                   9,787              10,652
                                                              ------------        ------------
   Gross profit                                                     19,639              15,271

   Start-up and restructuring costs and other unusual items              -                 400
   Selling, general and administrative expense                       8,335               8,921
                                                              ------------        ------------
   Operating income                                                 11,304               5,950
   Interest expense, including amortization of
     debt issue costs                                               13,691              12,600
   Other income (loss), net                                             89                (109)
   (Loss) income from equity investments                                (9)                 21
                                                              ------------        ------------
   Loss from continuing operations before income taxes              (2,307)             (6,738)
   Provision for income taxes                                            -                  65
                                                              ------------        ------------
   Net loss from continuing operations                              (2,307)             (6,803)

   Discontinued operations:
     Loss from discontinued operations, net of tax                  (9,000)             (8,226)
                                                              ------------        ------------
   Net loss                                                   $    (11,307)       $    (15,029)
                                                              ============        ============
   Weighted average shares outstanding                              31,032              30,892
                                                              ============        ============
   Basic and diluted per share amounts:
     Loss from continuing operations                          $      (0.07)       $      (0.22)
     Loss from discontinued operations                               (0.29)              (0.27)
                                                              ------------        ------------
     Net loss per share                                       $      (0.36)       $      (0.49)
                                                              ============        ============



                             See accompanying notes.




                                                  BIRMINGHAM STEEL CORPORATION
                                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (in thousands; unaudited)
                                                                                                    Three Months Ended
                                                                                                       September 30,
                                                                                           -----------------------------------
                                                                                                2001                  2000
                                                                                           -------------         -------------
                                                                                                                  (Restated)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss from continuing operations                                                      $      (2,307)        $      (6,803)
  Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                                                9,787                10,652
      Provision for doubtful accounts receivable                                                      90                    92
      Loss (income) from equity investments                                                            9                   (21)
      Other                                                                                        2,014                 1,757
  Changes in operating assets and liabilities:
      Accounts receivable                                                                         (5,824)               (6,174)
      Inventories                                                                                 (4,342)               10,808
      Other current assets                                                                          (876)                 (952)
      Accounts payable                                                                             4,274                (4,976)
      Accrued liabilities                                                                           (361)               (2,583)
      Deferred liabilities                                                                           313                  (311)
                                                                                           -------------         -------------
         Net cash provided by operating activities of continuing operations                        2,777                 1,489
         Net cash used in operating activities of discontinued operations                         (5,120)               (9,674)
                                                                                           -------------         -------------
         Net cash used in operating activities                                                    (2,343)               (8,185)
                                                                                           -------------         -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Additions to property, plant and equipment                                                    (789)               (2,918)
      Other non-current assets                                                                      (327)                 (244)
                                                                                           -------------         -------------
         Net cash used in investing activities of continuing operations                           (1,116)               (3,162)
         Net cash used in investing activities of discontinued operations                              -                  (137)
                                                                                           -------------         -------------
         Net cash used in investing activities                                                    (1,116)               (3,299)
                                                                                           -------------         -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Borrowings under revolving credit facility                                                 450,847               457,663
      Payments on revolving credit facility                                                     (446,601)             (445,812)
      Other, net                                                                                    (753)                 (333)
                                                                                           -------------         -------------
         Net cash provided by financing activities of continuing operations                        3,493                11,518
         Net cash used in financing activities of discontinued operations                            (34)                  (34)
                                                                                           -------------         -------------
         Net cash provided by financing activities                                                 3,459                11,484
                                                                                           -------------         -------------

Net increase (decrease) in cash and cash equivalents                                                   -                     -
Cash and cash equivalents at:
  Beginning of period                                                                                935                   935
                                                                                           -------------         -------------
  End of period                                                                            $         935         $         935
                                                                                           =============         =============
                             See accompanying notes.


                          BIRMINGHAM STEEL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  DESCRIPTION OF THE BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The accompanying unaudited Consolidated Financial Statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Birmingham Steel Corporation (the Company) has substantial debt maturities due April 1, 2002, and those maturities are classified as current liabilities in the unaudited Consolidated Balance Sheet at September 30, 2001. Based upon the current level of the Company's operations and current industry conditions, the Company anticipates it will have sufficient cash flow and liquidity to meet its obligations as they become due in the ordinary course of business through March 31, 2002. However, there can be no assurance that the Company will be able to refinance, restructure, extend or amend its obligations under the Revolving Credit Facility, the Birmingham Southeast Credit Facility and Senior Notes (see
Note 4) on or prior to April 1, 2002. Although the financial and credit markets have recently tightened, the Company continues to investigate the possibility of refinancing its debt with new lenders. The Company also continues to pursue alternatives to reduce the existing debt, including the sale of SBQ assets (see
Note 2) or other core assets, which management believes will make a refinance or restructure more feasible. The Company also is continuing discussions with its existing lenders to obtain an extension of the current maturities or otherwise to restructure its debt. However, there can be no assurance that such negotiations will be successful or that alternative financing can be obtained from other sources.

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

In addition, the Company's Special Bar Quality (SBQ) segment, which is reported in discontinued operations, produced high quality rod, bar and wire that was sold primarily to customers in the automotive, agricultural, industrial fastener, welding, appliance and aerospace industries in the United States and Canada. These facilities are currently classified as assets held for disposal.

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States
(GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The Consolidated Balance Sheet at June 30, 2001 has been derived from the audited financial statements at that date.

In addition, the unaudited Statements of Operations for the three months ended September 30, 2000 have been restated to reflect the operating results of the SBQ segment within discontinued operations. In prior periods, the Company presented segment information in a note to the unaudited Consolidated Financial Statements. Since the Company now operates in a single segment due to the discontinuance of the SBQ segment, separate segment information is not presented.

In the opinion of management, all material adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the accompanying unaudited financial statements. Operating results for the interim periods reflected herein are not necessarily indicative of the results that may be expected for full fiscal year periods. Therefore, these unaudited Consolidated Financial Statements, and footnotes thereto, should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended June 30, 2001.

Recent Accounting Pronouncements

EITF 00-10
The Company adopted the Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs", in the fourth quarter of fiscal 2001. Application of this EITF resulted in the restatement of prior period financial results to reflect shipping and handling fees billed to customers as revenue. These amounts were previously recorded in cost of sales. The effect of the restatement increased net sales and cost of sales reported in the Company's Form 10-Q in the quarter ended September 30, 2000 by $14.2 million. Operating results were not affected by this reclassification.

SFAS No. 141
In June 2001, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" which requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method. This statement also provides new criteria for determining whether intangible assets acquired in a business combination should be recognized separately from goodwill. The Company adopted this statement in the first quarter of fiscal 2002. Application of SFAS No. 141 did not affect current or previously reported operating results.

SFAS No.142
Also in June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". This pronouncement provides guidance on financial accounting and reporting for acquired goodwill and other intangible assets. Under SFAS No. 142, goodwill and indefinite-lived intangible assets will no longer be amortized but will be reviewed annually for impairment. The provisions of this standard require the completion of a transitional impairment test within six months of adoption, with any impairment identified treated as a cumulative effect of a change in accounting principle.

The Company adopted SFAS No. 142 in the first quarter of fiscal 2002. Under the application of the non-amortization provisions of this pronouncement, goodwill amortization was ceased effective July 1, 2001, which positively impacted pre-tax earnings from continuing operations by approximately $532 thousand in the quarter ended September 30, 2001. However, the Company is still assessing the impact of SFAS No. 142 and, during the second quarter of fiscal 2002, the Company will complete the required impairment tests of goodwill and indefinite-lived intangible assets. The Company has not yet determined what effect these tests will have on the earnings and the financial position of the Company. However, given current conditions in the domestic steel industry, some or all of the remaining carrying value of goodwill ($13.5 million) may be impaired under the new approach to measuring impairment as required by SFAS No.
142. As provided by the statement, any impairment identified and existing at July 1, 2001 will be recognized as the cumulative effect of an accounting change.

SFAS No. 143
In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is required to be adopted for fiscal years beginning after June 15, 2002. The Company has not yet determined what effect this statement will have on its financial statements.

SFAS No. 144
Also in August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". This new statement also supersedes certain aspects of APB 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", with regard to reporting the effects of a disposal of a segment of a business and will require expected future operating losses from discontinued operations to be reported in discontinued operations in the period incurred (rather than as of the measurement date as presently required by APB 30). In addition, more dispositions may qualify for discontinued operations treatment. The provisions of this statement are required to be applied for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company has not yet determined what effect this statement will have on its financial statements.

Reclassifications

Certain prior year amounts have been reclassified to conform with the fiscal 2002 presentation.

2.  DISCONTINUED OPERATIONS

The following table sets forth events that have occurred in connection with the disposal of the SBQ segment and the related recording and reversal of discontinued operations accounting treatment. See further discussion of each event below:

--------------  --------------------------------------------  ------------------
                                                                  Reported in
   Date                   Event                                    Financial
                                                                Statements Dated
--------------  --------------------------------------------  ------------------
August 1999     o Prior Board of Directors adopts plan of        Fiscal year
                  disposal for SBQ segment                          ended
                o SBQ segment presented as discontinued          June 30, 1999
                  operations
--------------  --------------------------------------------  ------------------
January 2000    o Reconstituted Board of Directors elects to    Fiscal quarter
                  re-establish SBQ segment                          ended
                o Discontinued operations accounting           December 31, 1999
                  treatment recorded in June 1999 reversed
                o Remaining reserves for loss previously
                  estimated on disposal reversed
                o Memphis facility shut-down - reserve for
                  impairment established
--------------  --------------------------------------------  ------------------
February 2001   o Board of Directors authorizes sale of SBQ     Fiscal quarter
                  assets (Cleveland and Memphis) to North           ended
                  American Metals (NAM)                        December 31, 2000
                o Discontinued operations accounting
                  treatment  re-established, $89.9 million
                  reserve for loss on disposal established
--------------  -------------------------------------------   ------------------
March 2001      o Definitive agreement with NAM for the sale    Fiscal quarter
                  of SBQ assets is terminated  because  NAM         ended
                  is unable to secure financing for the         March 31, 2001
                  purchase by March 23, 2001 deadline
--------------  --------------------------------------------  ------------------
April 2001      o Management announces decision to close the    Fiscal quarter
                  Cleveland, Ohio plant unless the facility         ended
                  is sold by June 22, 2001                      March 31, 2001
                o Estimated loss on SBQ segment is increased
                  by $12.3 million to reflect extension of
                  disposal period
--------------  --------------------------------------------  ------------------
September 2001  o Management announces intent to sell           Fiscal quarter
                  Cleveland facility to Sidenor, S.A.               ended
                o Estimated loss on sale of SBQ segment is      June 30, 2001
                  increased by $36.1 million to reflect
                  additional loss on sale, disposal period
                  losses and adjustment to previous reserve
                  for loss on purchase commitment.
--------------  --------------------------------------------  ------------------
September 2001  o Reserve for disposal period losses is         Fiscal quarter
                  increased by $9 million to reflect longer        ended
                  anticipated disposal period for Memphis     September 30, 2001
                  facility.
--------------  --------------------------------------------  ------------------

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

Fiscal 2000

On January 31, 2000, subsequent to a change in management which occurred after a proxy contest, new management decided to re-establish its Cleveland-based
American Steel & Wire (AS&W) SBQ operations. Management's decision to continue operating the AS&W facilities was based on the following considerations:

o The Company's attempts to sell the facility had not been successful and, at that time, management believed that a sale in the near term would not generate sufficient proceeds to pay down a meaningful amount of the Company's long-term debt.
o New management believed there was a viable long-term market for AS&W's high-quality rod, bar and wire products.
o The Company had identified several potential sources of high-quality billets for the AS&W operations to replace the Memphis melt shop (which was shut-down in early January 2000) as the primary supply source.

Management also concluded that a sale of the entire SBQ segment by the end of fiscal 2000, as had been previously anticipated by former management, was no longer likely based upon the results of selling efforts at that time and the then prevalent market conditions. In accordance with EITF 90-16, "Accounting for Discontinued Operations Subsequently Retained", the results of operations of the SBQ segment were reported within continuing operations from the second quarter of fiscal 2000 through the first fiscal quarter of 2001. Consequently, in the quarter ended December 31, 1999, the operating results of the SBQ segment for all periods prior to October 1, 1999 were reclassified from discontinued operations to continuing operations. In addition, as a result of unwinding the discontinued operations accounting treatment of the SBQ segment, the Company reversed the remaining balance of the reserves for loss on disposal and operating losses, and their related income tax effects. The reversal of previously established reserves (net of tax) increased net income in fiscal 2000 by $173.2 million ($5.82 per share).

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

On September 17, 2001, the Company announced that a letter of intent had been signed to sell the idled Cleveland facility to Corporacion Sidenor, S.A. (Sidenor), an SBQ producer headquartered in Bilbao, Spain. Proposed terms of the sale are $20 million for the operating assets plus selected inventory. In addition, after the sale is completed, the Company is required to pay retention incentives of $1.2 million to certain key people employed at the facility after the shutdown. Sidenor has agreed to reimburse the Company for the costs of rehiring these key employees through the close of the sale. Based on the terms of the letter of intent, in the quarter ended June 30, 2001, the Company established an additional $61.2 million reserve for loss on sale. In addition, the Company recorded additional reserves for estimated losses through the anticipated disposal period of $10.1 million.

Fiscal 2002

In the quarter ended September 30, 2001, management increased the reserve for disposal period losses by $9 million to reflect a longer anticipated disposal period for the Memphis facility. On an accrual basis, these losses are expected to be approximately $1 million per month. The expected loss on sale and disposal period losses are based on management's estimates of the most likely outcome based on the carrying costs of the SBQ assets and anticipated costs to complete the sale of the facilities. Additionally, the Company continues to discuss the disposition of the Memphis facility with interested parties.

The Company will continually assess the adequacy of the remaining $149.6 million reserves ($136.8 reserve for loss on disposal and $12.8 million for expected operating losses). As with all estimates of future events and circumstances, the actual loss on disposal of the SBQ segment, including operating losses and carrying costs through the disposal period, will most likely be different from the estimates reflected in these unaudited Consolidated Financial Statements and the difference could be material. To the extent actual proceeds from the eventual sale of the remaining assets of the SBQ segment and operating losses during the disposal period differ from the estimates reflected in these unaudited Consolidated Financial Statements, the variance will be reported within discontinued operations in future periods.

As of September 30, 2001, the Company has a $12.8 million reserve for estimated (pre-tax) disposal period losses. Such amount excludes corporate overhead but includes approximately $ 3.4 million of direct and allocated interest expense.

Operating results of the discontinued SBQ operations were as follows (in thousands):

                                               Three Months Ended September 30,
                                               --------------------------------
                                                      2001              2000
                                                  ----------         ----------
Net sales                                         $      645         $   28,735
Costs of sales                                         4,173             33,116
                                                  ----------         ----------
    Gross loss                                        (3,528)            (4,381)
Selling, general and administrative expense            1,332              1,383
Interest expense                                       1,482              2,940
Other income                                             (17)              (478)
                                                  ----------         ----------
    Loss before use of reserve, net of tax            (6,325)            (8,226)
    Change in reserve for operating loss on
       discontinued operations                        (2,675)                 -
                                                  ----------         ----------
    Loss from discontinued operations, net of tax $   (9,000)        $   (8,226)
                                                  ==========         ==========

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

Assets and liabilities of the discontinued SBQ segment have been reflected in the unaudited Consolidated Balance Sheets as current or non-current based on the original classification of the accounts, except that current liabilities are netted against current assets and non-current liabilities are netted against non-current assets. Net non-current assets at September 30, 2001, reflect a valuation allowance of $136.8 million to recognize the estimated loss on disposal. The following is a summary of assets and liabilities of discontinued operations (in thousands):


                                             September 30, 2001    June 30, 2001
                                             ------------------    -------------
Current assets:
    Accounts receivable, net                 $            2,700    $      7,043
    Inventories                                          14,610          15,496
    Other                                                 1,588           1,136
Current liabilities:
    Accounts payable                                     (1,054)         (1,089)
    Other accrued expenses                               (4,564)         (7,917)
                                             ------------------    -------------
Net current assets of discontinued
    operations                               $           13,280    $     14,669
                                             ==================    =============

Non-current assets:
    Property, plant and equipment, net of
      accumulated depreciation               $          223,523    $    223,140
    Other non-current assets                                729             744
    Provision for estimated loss on disposal
      of discontinued operations                       (136,836)       (136,836)
Non-current liabilities:
    Long-term debt                                      (41,952)        (41,987)
    Deferred rent                                        (3,075)         (2,890)
                                             ------------------    -------------
Net non-current assets of discontinued
    operations                               $           42,389    $     42,171
                                             ==================    =============

There are no known material contingent liabilities related to discontinued operations, such as product or environmental liabilities or litigation, that are expected to remain with the Company after the disposal of the SBQ segment other than remaining reserves for claims under the Company's workers' compensation and
health  insurance  plans  and   contingencies   associated  with  AIR.

3.  INVENTORIES

Inventories of continuing operations are valued at the lower of cost (first-in, first-out) or market, as summarized in the following table (in thousands):


                                            September 30,       June 30,
                                                 2001             2001
                                            ---------------   -------------
Raw Materials and Mill Supplies              $       30,768   $      31,213
Work-in-Process                                       6,159           8,247
Finished Goods                                       72,841          65,966
                                            ---------------   -------------
                                             $      109,768   $     105,426
                                            ===============   =============

4.  LONG-TERM DEBT

On February 20, 2001, the Company and its lenders executed amendments to its principal debt and letter of credit agreements to provide for the continuation of the Company's borrowing arrangements on a long-term basis. These amendments modified or supplemented previous amendments executed in May 2000.

Among other things, the February 2001 amendments changed the financial covenants and extended the maturity dates for principal payments previously due before March 31, 2002 without modifying the interest rates or spreads previously in effect for the Company's debt. The amendments also limited the borrowings under the Company's Revolving Credit Facility and Birmingham Southeast (BSE) Credit Facility to $290 million and $10 million, respectively. In addition, the lenders maintained a security interest in substantially all assets of the Company.

Based upon the current level of the Company's operations and current industry conditions, the Company anticipates it will have sufficient resources to make all required interest and principal payments under the Revolving Credit Facility, the BSE Credit Facility and Senior Notes through March 31, 2002. However, the Company is required to make significant principal repayments on April 1, 2002, and, accordingly, will be required to refinance, restructure or amend its obligations under the Revolving Credit Facility and Senior Notes on or prior to such date. Although the financial and credit markets have recently tightened, the Company continues to investigate the possibility of refinancing its debt with new lenders. The Company continues discussions with its lenders to obtain an extension of its debt. However, there can be no assurance that such negotiations will be successful. The Company also continues to pursue alternatives to reduce its existing debt, including the sale of SBQ assets or other core assets, which management believes will make a refinance or restructure more feasible

5.  CONTINGENCIES

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





Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

In July 1999, The United Company Shareholder Group (the United Group), a dissident shareholder group, initiated a proxy contest to replace the Company's Chief Executive Officer and Board of Directors and certain members of management. On December 2, 1999, the Company and the United Group reached a settlement appointing John D. Correnti as Chairman and Chief Executive Officer and reconstituting the Board of Directors to include a total of twelve directors, nine of which were appointed by the United Group and three of which were appointed by previous management. Since the conclusion of the proxy contest in December 1999, new management has accomplished a number of significant achievements, which it believes improved the overall financial condition of the Company and positioned the Company for improved financial results in the future. These accomplishments have been achieved notwithstanding the fact that, in the opinion of management, the past 22 months represent the worst business conditions in the U.S. steel industry in nearly 30 years. During this period, 20 steel companies have filed for bankruptcy under either Chapter 11 or Chapter 7 of the United States Bankruptcy Code.

The actions of the new management team have essentially returned the Company to the proven and profitable business platforms of its core operations under which the Company was previously successful. Significant measures implemented by the Correnti management team during the past 22 months include the following:

o Shutdown of operations at the Memphis melt shop, resulting in cash savings of approximately $2 million per month (January 2000);
o Completion of necessary capital expenditures and completion of start-up operations at the Cartersville rolling mill (July 2000);
o Shutdown of operations at Cleveland, which will result in cash savings of $2 million to $3 million per month (completed July 2001);
o Shutdown of operations of the Convent, Louisiana DRI facility (AIR), resulting in cash savings of approximately $1 million per month (October
     2000);
o Sale of the Company's interest in the California scrap processing joint venture, which eliminated $34 million in contingent liabilities (June
     2000);
o Reduction of corporate headquarters personnel by more than 31%, resulting in annual savings of approximately $2 million per year (December 1999 to September 2001);
o Hiring of seven highly experienced steel operations and sales individuals from other steel companies to join the Correnti management team;
o    Reduction in  inventories  by $75 million (from  December 1999 to September
     2001); and
o Reduction in trade accounts payable by $49 million (from December 1999 to September 2001), and significant improvement in vendor relationships, which had been impaired under prior management.

The actions above indicate the aggressive steps the Correnti management team is taking to complete a profitable turnaround of the Company, and demonstrate management's ability to implement changes as needed. Also, during the extremely challenging business conditions, which have prevailed in the U.S. steel industry during the past 22 months, the Company has reduced costs, improved margins, reduced debt, improved vendor relations and improved availability under its revolving credit facility. Deteriorating conditions in the domestic steel industry, a surge in steel imports and a general decline in U.S. economic conditions have offset the positive financial impact of management's actions.

In January 2000, one month after joining the Company, new management publicly articulated a strategy for returning to profitability and providing a platform for the Company to refinance its debt. The refinancing of debt remains an important element of management's turnaround plan, because the Company is over-leveraged and the maturity dates of its debt are not aligned with the Company's cash flow capabilities. In addition, the existing financial structure is highly complex and involves approximately 55 lenders.

The Company has never had a monetary default on any interest or principal payment and is currently generating sufficient cash flow to service its debt. The current lender group has indicated support for the new management team and, during the past 22 months, has accommodated the Company's requests to relax certain covenants, extend certain maturity dates and provide adequate liquidity for management to implement its turnaround plan.

The Correnti management team has implemented numerous measures to reduce costs, enhance margins, improve cash flow and reduce debt. Management's goal is to position the Company to be a leader in the consolidation of the U.S. steel industry, which a broad consensus of industry experts agree must occur in order for the domestic industry to remain viable. Experts expect that a wave of consolidation will occur over the next three to five years as the U.S. steel industry wrestles with the impact of a global economy. In fact, consolidation activity is already underway in Europe, and, in management's view, consolidation of the U.S. industry is inevitable if the U.S. industry is to compete on a worldwide basis. Furthermore, the drastic decline in steel company market capitalization over the past two years is indicative of the prevailing view of the financial and investment communities that industry consolidation is inevitable.

According to available industry data, total demand for all steel products in the U.S. is approximately 130 million tons per year. Currently, domestic steel producers have the capacity to produce approximately 100 million tons per year, which mandates the necessity for at least 30 million tons of annual steel imports. However, during the past year, import levels reached a record 45 million tons.

The domestic steel industry is highly fragmented with a number of high-cost, inefficient operations. The industry is divided into two segments: integrated steel and mini-mill steel companies. Today, there are approximately ten domestic integrated steel producers and twenty-five mini-mill companies. Along with many others, management believes the eventual consolidation activity will ultimately result in three to four domestic integrated producers and ten to eleven mini-mill companies. As is the usual case in consolidation, the survivors will be the efficient, low-cost producers.

With the exception of the Cartersville operation, which completed start-up operations in July 2000, the Company's core operations are low-cost, highly efficient, state-of-the-art facilities. Management believes that Cartersville, upon a return of more favorable market conditions and the attainment of consistent normalized capacity levels, will be also be a low-cost and efficient operation.

According to published industry reports, the Company is also recognized as having one of the most experienced and capable management teams in the industry. Since December 1999, the Company has attracted seven experienced sales and operations managers from other steel companies to join the Birmingham Steel management team. Because of the quality of its core assets and management team, management believes the Company is viewed as a key participant in the prospective consolidation of the domestic industry. Other mini-mill companies have strong asset bases, viewed desirable for consolidation, but many lack the management and operational bench strength to effectively lead the industry consolidation.

In order to participate in the pending industry consolidation, the primary obstacle the Company must overcome is its large debt level. Management is currently investigating ways to address its debt in order to enable the Company to proactively participate in consolidation activity. In addition to improving financial performance and operating cash flow, management is aggressively pursuing the sale of its non-core assets as a means of obtaining proceeds to reduce debt. The Company is also exploring debt financing/restructure alternatives, which could include the sale of one or more of its core facilities, in order to allow the Company to re-capitalize its balance sheet and reduce debt. Depending on the assets sold, such transactions could result in material gains or losses in future periods.

Alternatives for refinancing the Company's debt with new lenders are limited because of softness in the current financial markets. Therefore, the Company is currently in discussions with its existing lender group regarding an overall debt restructure or extension of maturity dates under existing financing arrangements. As the Company's financial performance continues to improve and the general financial markets recover, management believes additional opportunities to improve the debt structure will become available. The Company does not anticipate any defaults or breach of financial covenants under its existing financing arrangements; however, a major portion of the Company's debt (approximately $295 million) is currently scheduled to mature on April 1, 2002.

On September 17, 2001, the Company announced it had signed a letter of intent to sell the Cleveland operation to Corporacion Sidenor, S.A. The transaction is expected to close in December 2001. Management believes more favorable extension or refinancing terms can be obtained once the Cleveland operation is sold, provided the Company's core operations continue the recent positive trend in financial results.

The key elements of management's turnaround strategy as set forth by new management upon assuming office in December 1999 were as follows:

o    Completing start-up operations at Cartersville;
o    Rationalization of the Cleveland and Memphis operations;
o    Sale of the Company's interest in the California scrap joint venture;
o Reducing and limiting the Company's liability with respect to the Louisiana DRI joint venture;
o    Reducing overall spending;
o Reducing selling, general and administrative expenses and headcount at the corporate headquarters;
o Strengthening and reorganizing of the Company's sales and marketing functions; and
o    Stabilizing the Company's management and workforce.

During the past 22 months, the Company has successfully completed each of the key elements of its turnaround strategy which has resulted in the best financial performance from continuing operations since the first quarter of fiscal 2000. Unfortunately, the benefits of these accomplishments have been overshadowed by a drastic deterioration of economic conditions in the U.S. steel industry, which began in 1998 and was further impacted by the September 11, 2001 terrorists' attack on the U.S. Management believes business conditions will remain difficult through the remainder of fiscal 2002.

Results from Continuing Operations

Sales

The following table compares shipments and average selling prices per ton for continuing operations:


                             Three months ended           Three months ended
                             September 30, 2001           September 30, 2000
                           -----------------------     -------------------------
                             Tons       Average           Tons        Average
     Product                Shipped   Sales Price        Shipped    Sales Price
     ---------------------------------------------     -------------------------
     Rebar Products         344,415      $266            368,283      $262
     Merchant Products      223,528       280            241,239       300
     Billets/Other           62,437       186             43,156       230
                           -----------------------     -------------------------
     Totals                 630,380      $263            652,678      $274
                           -----------------------     -------------------------

Sales from continuing operations for the first quarter of fiscal 2002 were $172.8 million, down 10.4% compared to the first quarter of fiscal 2001 sales of $192.9 million. The decrease was due to a 3.4% decrease in tons shipped and an average decrease in selling price of $20 per ton in merchant products offset by a $4 per ton increase for rebar products.

Shipments and selling prices have declined in the quarter ended September 30, 2001 primarily because of continuing pressure of steel imports and uncertainty in United States economic conditions. While the Company announced various price increases in the peak summer seasonal period in fiscal 2001, continued industry pressure has kept prices relatively flat. Economic conditions have generally slowed in calendar 2001 and the tragic events of September 11, 2001 could cause this trend to continue until consumer confidence is restored.

Cost of Sales

As a percentage of net sales, cost of sales for continuing operations (other than depreciation and amortization) decreased to 83.0% in the first quarter of fiscal 2002 compared to 86.6% in the first quarter of fiscal 2001. The improvement in cost of sales as a percentage of sales is due to lower average scrap costs and lower production costs, which resulted primarily from the Cartersville facility completing the start-up phase of operations and further expanding its product offerings along with the positive impact of indefinitely suspending operations at the Joliet rolling mill.

Selling, General and Administrative (SG&A)

SG&A expenses for continuing operations were $8.3 million in the first quarter of fiscal 2002 compared to $8.9 million in the first quarter of fiscal 2001, down 6.6% from the same period last year. The decrease in current year SG&A expenses is the result of decreased overall spending levels as a result of the Company's turnaround efforts, including an 11% reduction in the corporate office headcount.

Interest Expense

Interest expense for continuing operations increased to $13.7 million in the first quarter of fiscal 2002 from $12.6 million in the same period last year. The increase in interest expense in fiscal 2002 compared to fiscal 2001 is primarily due to higher debt cost amortization and a provision for deferred interest expense, which will be paid when sale of SBQ assets is completed. The Company's average borrowing rate was 7.69% in the first quarter of fiscal 2002 compared to 9.02% in the same period last year.

Results from Discontinued Operations

As of June 30, 2001, all SBQ facilities have either been idled or shut-down. The Company reported net loss from discontinued operations of $9.0 million or $0.29 per share, basic and diluted, in the first quarter of fiscal 2002 compared to a loss of $8.2 million, or $0.27 per share, basic and diluted in the same period last year. The current quarter loss reflects adjustment of the reserves for disposal period losses on the SBQ facilities.

Actual losses from discontinued operations of $6.3 million for the first quarter of fiscal 2002 were charged to the reserve for disposal period losses and did not impact current period results. Operating losses for the first quarter of fiscal 2002 reflect further liquidation of inventories at the Cleveland facility at below market selling prices. In addition, the results for the first quarter of fiscal 2002 reflect carrying costs for the Memphis facility and shut-down and carrying costs of the Cleveland facility, which was shut-down in June 2001. Management expects to incur approximately $1.5 million per month to maintain the Cleveland and Memphis facilities and service outstanding lease and debt obligations until the facilities are sold or disposed of otherwise. The Company currently is not incurring any costs associated with the AIR facility.

There are no known material contingent liabilities related to discontinued operations, such as product or environmental liabilities or litigation, that are expected to remain with the Company after the disposal of the SBQ segment other than remaining reserves for claims under the Company's workers' compensation and health insurance plans and contingencies associated with AIR.

Liquidity and Capital Resources

Operating Activities

Net cash provided by operating activities of continuing operations was $2.8 million for the three months ended September 30, 2001 compared to $1.5 million in the same period last year. The increase in cash provided from operating activities was the result of a $3.9 million improvement, in the quarter ended September 30, 2001, in net income adjusted for non-cash items offset by changes in operating assets, which used $6.8 million in the three months ended September 30, 2001 compared to $4.2 million in same period of the prior year. The use of cash in operating assets in the quarter ended September 30, 2001 is due to a seasonal increase in accounts receivable and a temporary build up of inventory and accounts receivable in September 2001 as a result of slowed shipments and collections in the weeks immediately following the September 11, 2001 tragedy. Management believes there is uncertainty in the U.S. economy which could impact the demand for steel products and, as a result, the Company will manage production and inventory levels to meet product demand in the coming months.

Investing Activities

Net cash used in investing activities of continuing operations was $1.1 million for the three months ended September 30, 2001 compared to $3.2 million in the same period last year. The change was primarily attributable to reduced capital spending for major projects in the current fiscal year. The Company's expenditures related to capital projects of continuing operations in the first quarter of fiscal 2002 were minimal compared to $2.9 million in the first quarter of fiscal 2001. Debt covenants in the Company's financing agreements restrict capital expenditures to $25 million in fiscal 2002; however, the Company may carryover unused capital expenditures to succeeding fiscal years. The Company believes the level of capital expenditures allowed in the financing agreements is adequate to support management's plans for ongoing operations.

Financing Activities

Net cash provided by financing activities of continuing operations was $3.5 million for the three months ended September 30, 2001 compared to $11.5 million in the same period last year. Net outstanding borrowings on the Company's revolving credit facility increased $4.2 million during the first three months of fiscal 2002 as a result of seasonal increases and slowed collections in September in accounts receivable and cash needed to fund cash outlays for discontinued operations.

The Company is currently in compliance with the restrictive debt covenants governing its loan agreements, which were amended on February 20, 2001. Among other things, the February 2001 amendments changed the financial covenants and extended the maturity dates for principal payments previously due before March 31, 2002. The agreements maintain the interest rates or spreads previously in effect for the Company's debt. The amendments also limited the borrowings under the Company's Revolving Credit Facility and Birmingham Southeast (BSE) Credit Facility to $290 million and $10 million, respectively.

The Company has substantial debt maturities due April 1, 2002, and those maturities are classified as current liabilities in the unaudited Consolidated Balance Sheet at September 30, 2001. Based upon the current level of the Company's operations and current industry conditions, the Company anticipates it will have sufficient cash flow and liquidity to meet its obligations as they become due in the ordinary course of business through March 31, 2002. However, there can be no assurance that the Company will be able to refinance, restructure, extend or amend its obligations under the Revolving Credit Facility, the Birmingham Southeast Credit Facility and Senior Notes on or prior to April 1, 2002. Although the financial and credit markets have recently tightened, the Company continues to investigate the possibility of refinancing its debt with new lenders. The Company also continues to pursue alternatives to reduce the existing debt, including the sale of SBQ assets or other core assets, which management believes will make a refinance or restructure more feasible. The Company also is continuing discussions with its existing lenders to obtain an extension of the current maturities or otherwise to restructure its debt. However, there can be no assurance that such negotiations will be successful or that alternative financing can be obtained from other sources.


Market Risk Sensitive Instruments

There have been no material changes in the Company's inherent market risks since the disclosures made as of June 30, 2001, in the Company's annual report on Form 10-K.

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

o Uncertainties associated with refinancing or extending the Company's debt obligations due on April 1, 2002 under its revolving credit facility and senior notes;

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

None

(b)      Reports on Form 8-K

None

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   Birmingham Steel Corporation

                                   October 26, 2001

                                   /s/ J. Daniel Garrett
                                   -------------------------------
                                   J. Daniel Garrett
                                   Chief Financial Officer and
                                   Vice President Finance