Form 10-Q
period 2001-12-31
BIRMINGHAM STEEL CORP
filed 2002-02-19
CIK 779334

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark  One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 2001

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____ to _____

                           Commission File No. 1-9820

                          BIRMINGHAM STEEL CORPORATION

        DELAWARE                                         13-3213634
(State of Incorporation)                  (I.R.S. Employer Identification No.)

                      1000 Urban Center Parkway, Suite 300
                            Birmingham, Alabama 35242

                                 (205) 970-1200

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes [x] No[ ].

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                     Outstanding at February 12, 2002
         Common Stock, $.01 par value            31,548,544 shares



Item 1 - Financial Statements (unaudited)



                                          BIRMINGHAM STEEL CORPORATION
                                           CONSOLIDATED BALANCE SHEETS
                                        (in thousands, except share data)


                                                                               December 31,              June 30,
                                                                                   2001                    2001
                                                                              -------------            ------------
                                                                              (Unaudited)              (Restated)
    ASSETS
    Current assets:
      Cash and cash equivalents                                               $         935            $        935
      Accounts receivable, net of allowance for doubtful accounts of
        $2,262 at December 31, 2001 and $2,146 at June 30, 2001                      35,605                  58,261
      Inventories                                                                    76,034                  71,708
      Other current assets                                                            3,849                   2,986
      Current assets of discontinued operations                                      32,074                  71,979
                                                                              -------------            ------------
          Total current assets                                                      148,497                 205,869

    Property, plant and equipment:
      Land and buildings                                                            111,838                 111,773
      Machinery and equipment                                                       385,098                 384,411
      Construction in progress                                                       10,587                  12,369
                                                                              -------------            ------------
                                                                                    507,523                 508,553
      Less accumulated depreciation                                                (271,497)               (256,807)
                                                                              -------------            ------------
          Net property, plant and equipment                                         236,026                 251,746

      Excess of cost over net assets acquired                                         6,211                  13,515
      Other                                                                          16,586                  16,957
      Non-current assets of discontinued operations                                  90,782                 213,258
                                                                              -------------            ------------
            Total assets                                                      $     498,102            $    701,345
                                                                              =============            ============

    LIABILITIES & STOCKHOLDERS' EQUITY
    Current liabilities:
      Accounts payable                                                        $      23,595      $           37,692
      Accrued interest payable                                                        4,892                   3,365
      Accrued payroll expenses                                                        3,056                   4,884
      Accrued operating expenses                                                      5,774                   8,568
      Other current liabilities                                                      14,264                  17,484
      Current maturities of long-term debt                                          393,002                 293,500
      Current liabilities of discontinued operations                                  9,905                  25,312
      Reserve for operating losses of discontinued operations                         9,040                  10,136
                                                                              -------------            ------------
          Total current liabilities                                                 463,528                 400,941

    Deferred liabilities                                                              7,909                   7,701
    Long-term debt, less current portion                                            158,500                 254,000
    Non-current liabilities of discontinued operations                               45,175                  45,207

    Stockholders' equity:
      Preferred stock, par value $.01; authorized: 5,000,000 shares                       -                       -
      Common stock, par value $.01; authorized: 195,000,000 shares;
    issued:  31,429,539 at December 31, 2001 and 31,142,113 at June 30, 2001            314                     311
      Additional paid-in capital                                                    344,183                 343,908
      Unearned compensation                                                            (199)                   (317)
      Accumulated deficit                                                          (521,308)               (350,406)
                                                                              -------------            -------------
          Total stockholders' deficit                                              (177,010)                 (6,504)
                                                                              -------------            -------------
            Total liabilities and stockholders' equity                        $     498,102            $     701,345
                                                                              =============            =============



                                              See accompanying notes.



                                                     BIRMINGHAM STEEL CORPORATION
                                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                           (in thousands, except per share data; unaudited)

                                                                       Three Months Ended            Six Months Ended
                                                                          December 31,                  December 31,
                                                                   2001             2000            2001          2000
                                                                -----------     -----------      ----------    ----------
                                                                                (Restated)                     (Restated)
   Net sales                                                    $   115,438     $   136,173      $  253,160    $  307,297

   Cost of sales:
     Other than depreciation and amortization                        95,797         117,467         203,824       262,411
     Depreciation and amortization                                    7,775           8,683          15,501        17,378
                                                                -----------     -----------      ----------    ----------

   Gross profit                                                      11,866          10,023          33,835        27,508

   Selling, general and administrative expense                        8,083           7,694          15,894        16,112
                                                                -----------     ---------------  ----------    ----------

   Operating income                                                   3,783           2,329          17,941        11,396

   Interest expense, including amortization of
     debt issue costs                                                10,016           8,493          20,273        16,757
   Other income, net                                                     88             704             167           610
                                                                -----------     -----------      ----------    ----------

   Loss from continuing operations before income taxes               (6,145)         (5,460)         (2,165)       (4,751)

   Provision for (benefit from) income taxes                           (171)             65            (171)          130

                                                                -----------     -----------      ----------    ----------

   Net loss from continuing operations                               (5,974)         (5,525)         (1,994)       (4,881)

   Discontinued operations:
     Operating losses from discontinued operations                  (11,028)        (36,035)        (26,315)      (51,708)
     Loss on disposal of Cartersville assets                       (142,593)              -        (142,593)            -
     Reserve for loss on disposal of SBQ assets                           -         (77,600)              -       (77,600)

                                                                -----------     -----------      ----------    ----------
   Net loss from discontinued operations                           (153,621)       (113,635)       (168,908)     (129,308)

                                                                ===========     ===========      ==========    ==========
   Net loss                                                     $  (159,595)    $  (119,160)     $ (170,902)   $ (134,189)
                                                                ===========     ===========      ==========    ==========


   Weighted average shares outstanding                               31,327          30,987          31,247        30,939
                                                                ===========     ===========      ==========    ==========

   Basic and diluted per share amounts:

     Loss from continuing operations                            $     (0.19)    $     (0.18)     $    (0.06)   $    (0.16)

     Loss from discontinued operations                                (4.90)          (3.67)          (5.41)        (4.18)
                                                                -----------     -----------      ----------    ----------

     Net loss per share                                         $     (5.09)    $     (3.85)     $    (5.47)   $    (4.34)
                                                                ===========     ===========      ==========    ==========






                                                       See accompanying notes.




                                                  BIRMINGHAM STEEL CORPORATION
                                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (in thousands; unaudited)
                                                                                                  Six Months Ended
                                                                                                    December 31,
                                                                                           ------------------------------
                                                                                               2001               2000
                                                                                           ------------        -----------
                                                                                                               (restated)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss from continuing operations                                                      $     (1,994)       $     (4,881)
  Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                                              15,501              17,378
      Other
                                                                                                  4,084               3,449
  Changes in operating assets and liabilities:
      Accounts receivable                                                                        22,446              11,864
      Inventories                                                                                (4,327)             17,089
      Other current assets                                                                         (863)                190
      Accounts payable                                                                          (14,097)            (17,881)
      Accrued liabilities                                                                        (3,095)             (8,083)
      Deferred liabilities                                                                       (2,895)              1,366
                                                                                           ------------        ------------
         Net cash provided by operating activities of continuing operations                      14,760              20,491
         Net cash used in operating activities of discontinued operations                        (5,374)            (23,914)
                                                                                           ------------        ------------
         Net cash provided by (used in) operating activities                                      9,386              (3,423)
                                                                                           ------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Additions to property, plant and equipment                                                 (1,143)             (4,271)
      Other non-current assets                                                                     (235)               238
                                                                                           ------------        ------------
         Net cash used in investing activities of continuing operations                          (1,378)             (4,033)
         Net cash used in investing activities of discontinued operations                          (313)               (237)
                                                                                           ------------        ------------
         Net cash used in investing activities                                                   (1,691)             (4,270)
                                                                                           ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Payments on long term debt                                                                 (2,500)                  -
      Borrowings under revolving credit facilities                                              934,158             983,471
      Payments on revolving credit facilities                                                  (937,657)           (975,119)
      Other, net                                                                                 (1,628)               (594)
                                                                                           ------------        ------------
         Net cash (used in) provided by financing activities of continuing operations            (7,627)              7,758
         Net cash used in financing activities of discontinued operations                           (68)                (65)
                                                                                           ------------        ------------
         Net cash (used in) provided by financing activities                                     (7,695)             7,693
                                                                                           ------------        ------------

Net increase (decrease) in cash and cash equivalents
                                                                                                      -                   -
Cash and cash equivalents at:
  Beginning of period                                                                               935                 935
                                                                                           ------------        ------------
  End of period                                                                            $        935        $        935
                                                                                           ============        ============
                                         See accompanying notes.

                          BIRMINGHAM STEEL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  DESCRIPTION OF THE BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Going Concern
The accompanying unaudited Consolidated Financial Statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Birmingham Steel Corporation (the Company) has substantial debt maturities due April 1, 2002, and those maturities are classified as current liabilities in the unaudited Consolidated Balance Sheet at December 31, 2001. The Company is in discussions with its lenders regarding a possible refinancing, restructuring, extending or amending of its obligations under the Revolving Credit Facility and Senior Notes. The Company also continues to pursue alternatives to reduce the existing debt, including the sale of its Special Bar Quality (SBQ) assets or other core assets, which management believes could facilitate a refinance or restructure of debt. During the current period of economic uncertainty in the U.S. economy and steel industry, the Company also continues to investigate the possibility of refinancing its debt with new lenders. However, there can be no assurance that discussions with the Company's current lenders will be successful or that alternative financing can be obtained from other sources on or prior to April 1, 2002.

On November 14, 2001,  the Company  announced  that the New York Stock  Exchange
(NYSE) had initiated procedures to delist the common stock of the Company. The NYSE decision was reached in view of the fact that the Company had fallen below the following NYSE continued listing standards: average global market capitalization over a consecutive 30 trading-day period of less than $50.0 million, total stockholders' equity of less than $50.0 million, and the average closing price of the Company's common stock below one dollar over a consecutive 30 trading-day period. Effective with the market opening on November 18, 2001, the Company's common stock began trading on the OTC Bulletin Board under the symbol BIRS.

Description of the Business
The Company owns and operates facilities in the mini-mill sector of the steel industry. The Company's facilities produce a variety of steel products including reinforcing bars and merchant products such as rounds, flats, squares, strips, angles and channels. These products are sold primarily to customers in the steel fabrication, manufacturing and construction industries. The Company has regional warehouses and distribution facilities, which are used to distribute its rebar and merchant products. The Company also owns an equity interest in a scrap collection and processing operation. On December 28, 2001, the Company sold the assets of its Cartersville, Georgia merchant product facility. The results for Cartersville for all periods presented are included in discontinued operations.

The Company formerly participated in the SBQ segment of the steel industry, which is reported in discontinued operations. The SBQ segment produced high quality rod, bar and wire that was sold primarily to customers in the automotive, agricultural, industrial fastener, welding, appliance and aerospace industries in the United States and Canada. These facilities are currently classified as assets held for disposal.

Basis of Presentation
The accompanying unaudited Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States
(GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The Consolidated Balance Sheet at June 30, 2001 has been derived from the audited financial statements at that date as adjusted to reflect the assets and liabilities of the Cartersville facility as discontinued, and to reflect all assets and liabilities based on their natural classification, (not netted), as required by a new accounting pronouncement (FAS 144) adopted in fiscal 2002.

In addition, the unaudited Consolidated Financial Statements for the three and six months ended December 31, 2000 have been restated to reflect the operating results of the Cartersville facility within discontinued operations. In prior periods, the Company presented segment information in a note to the unaudited Consolidated Financial Statements. Since the Company now operates in a single segment due to the discontinuance of the SBQ segment, separate segment information is not presented.

In the opinion of management, all material adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the accompanying unaudited Consolidated Financial Statements. Operating results for the interim periods reflected herein are not necessarily indicative of the results that may be expected for full fiscal year periods. Therefore, these unaudited Consolidated Financial Statements, and footnotes thereto, should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended June 30, 2001.

Recent Accounting Pronouncements
EITF 00-10
The Company adopted the Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs", in the fourth quarter of fiscal 2001. Application of this EITF resulted in the restatement of prior period financial results to reflect shipping and handling fees billed to customers as revenue. These amounts were previously recorded in cost of sales. The effect of the restatement increased net sales and cost of sales in the three and six months ended December 31, 2000 by $11.1 million and $23.3 million, respectively. Operating results were not affected by this reclassification.

SFAS No.142 In June 2001,  the FASB issued  SFAS No.  142,  "Goodwill  and Other
Intangible Assets" (FAS 142), establishing new accounting and reporting requirements for goodwill and other intangible assets. Under FAS 142, goodwill and indefinite-lived intangible assets will no longer be amortized but will be assessed for impairment each year, and more frequently if circumstances indicate a possible impairment. The provisions of this standard require the completion of a transitional impairment test within six months of adoption, with any impairment recognized upon adoption to be treated as a cumulative effect of a change in accounting principle. Impairment adjustments recognized after adoption, if any, generally are required to be recognized as operating expenses.

The Company adopted FAS 142 in the first quarter of fiscal 2002. Effective July 1, 2001, the Company no longer recognized goodwill amortization in the Consolidated Financial Statements which positively impacted pre-tax earnings from continuing operations by $532 thousand and $1.1 million in the three and six months ended December 31, 2001, respectively. In addition, the amounts of goodwill attributable to each of the Company's reporting units was tested for impairment as of July 1, 2001, by comparing the estimated fair value of each reporting unit with its carrying value. Except for the write-off of $7.3 million goodwill on the Cartersville facility that was included in the loss on sale in the second quarter of fiscal 2002, the carrying value of the Company's other goodwill was not impaired as of July 1, 2001, the date of the initial test for impairment.

SFAS No. 144
In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144), which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". This new statement also supersedes certain aspects of the Accounting Principles Board Opinion (APB) 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", with regard to reporting the effects of a disposal of a segment of a business and will require expected future operating losses from discontinued operations to be reported in discontinued operations in the period incurred (rather than estimated as of the measurement date as presently required by APB 30). In addition, more dispositions may qualify for discontinued operations treatment. The Company adopted the provisions of FAS 144 in the second quarter of fiscal 2002 and reflected the loss on sale and operating losses from the Cartersville facility in discontinued operations in the accompanying interim financial statements. Under the transition provisions of FAS 144, any segment previously reported in discontinued operations will continue to be accounted for under provisions of APB 30. As such, the SBQ segment will continue to be accounted for under APB 30.

Reclassifications
Amounts for all periods presented have been reclassified to include the Cartersville, Georgia mini-mill financial position and operating results in discontinued operations.

2.  DISCONTINUED OPERATIONS

The following table sets forth events that have occurred in connection with the disposal of the SBQ segment (recorded under provisions of APB 30) and the sale of the Cartersville facility (recorded under the provisions of FAS 144), and the related recording and reversal of discontinued operations accounting treatment. See further discussion of each event below:


-------------------------------------------------------------------------------
                                                                    Reported in
                                                                     Financial
                                                                    Statements
  Date                           Event                                Dated
-------------- -------------------------------------------------  --------------
August 1999    o Prior Board of Directors adopts plan of          Fiscal year
                 disposal for SBQ segment                         ended June 30,
               o SBQ segment presented as discontinued            1999
                 operations
-------------- -------------------------------------------------  --------------
January 2000   o Following proxy contest reconstituted Board of   Fiscal quarter
                 Directors elects to re-establish SBQ segment     ended December
               o Discontinued operations accounting treatment     31, 1999
                 recorded in June 1999 reversed
               o Memphis facility shut-down-reserve for impairment
                 established
-------------- -------------------------------------------------  --------------
February 2001  o Board of Directors authorizes sale of SBQ assets Fiscal quarter
                (Cleveland and Memphis) to North American Metals  ended
                (NAM)                                             December 31,
               o Discontinued operations accounting treatment     2000
                 re-established, $89.9 million reserve for loss
                 on disposal established
-------------- -------------------------------------------------  --------------
March 2001     o Definitive agreement with NAM for the sale of    Fiscal
                 SBQ assets is terminated because NAM is unable   quarter ended
                 to secure financing for the purchase by          March 31, 2001
                 March 23, 2001 deadline
-------------- -------------------------------------------------  --------------
April 2001     o Management announces decision to close the       Fiscal
                 Cleveland, Ohio plant unless the facility is     quarter ended
                 sold by June 22, 2001                            March 31, 2001
               o Estimated loss on SBQ segment is increased by
                 $12.3 million to reflect extension of disposal
                 period
-------------- -------------------------------------------------  --------------
September 2001 o Management announces intent to sell Cleveland    Fiscal quarter
                 facility to Sidenor, S.A.                        ended
               o Estimated loss on sale of SBQ segment is         June 30, 2001
                 increased by $36.1 million to reflect
                 additional loss on sale, disposal period
                 losses and adjustment to previous reserve
                 for loss on purchase commitment.
-------------- -------------------------------------------------  --------------
September 2001 o Reserve for disposal period lossesis increased   Fiscal quarter
                 by $9.0 million to reflect longer anticipated    ended
                 disposal period for Memphis facility.            September 30,
                                                                  2001
-------------- -------------------------------------------------  --------------
December  2001 o Sale of Cartersville, Georgia mini-mill is       Fiscal quarter
                 completed. Results of discontinued operations    ended
                 restated to include the Cartersville facility.   December 31,
                 Loss on sale of $142.6 million recorded on sale  2001
                 of Cartersville assets.
------------   -------------------------------------------------  --------------
January 2002   o Management announces intent to sell Cleveland    Fiscal quarter
                 facility to Charter Manufacturing, Inc. Reserve  ended
                 for disposal period losses are increased by      December 31,
                 $1.6 million to reflect revised anticipated      2001
                 disposal date.


Discontinued operations - SBQ Segment

Fiscal 1999
In fiscal 1999, prior to the conclusion of a proxy contest and change in management, the Company announced plans to sell its SBQ segment, which included rod, bar and wire facilities in Cleveland, Ohio; a high quality melt shop in Memphis, Tennessee; and the Company's 50% interest in American Iron Reduction, L.L.C. (AIR), a facility in Louisiana which produced direct reduced iron (DRI). Accordingly, the operating results of the SBQ segment were reflected as discontinued operations in the Company's annual Consolidated Financial
Statements for fiscal 1999 and in the first quarter of fiscal 2000, in accordance with APB 30.

Fiscal 2000
In January 2000, subsequent to a change in management which occurred after a proxy contest, the Company re-established its Cleveland-based American Steel & Wire (AS&W) SBQ operations because new management believed there was a viable SBQ market to support operations at the Cleveland facility and efforts to sell the SBQ facilities up to that time had not been successful. In accordance with EITF 90-16, Accounting for Discontinued Operations Subsequently Retained, the results of operations of the SBQ segment were reported within continuing operations from the second quarter of fiscal 2000 through the first fiscal quarter of 2001. Consequently, in the quarter ended December 31, 1999, the operating results of the SBQ segment for all periods prior to October 1, 1999 were reclassified from discontinued operations to continuing operations.

Fiscal 2001
In September 2000, the Company signed a definitive agreement with North American Metals, Ltd. (NAM) to sell the Cleveland and Memphis facilities of the SBQ segment by March 23, 2001. Accordingly, as required by APB 30 (as interpreted by EITF 95-18), the operating results of the SBQ segment for the second quarter of fiscal 2001 and prior periods were restated and reported in discontinued operations in the unaudited Consolidated Financial Statements for the period ended December 31, 2000. In addition, the Company recorded an $89.9 million reserve for estimated loss on disposal and estimated disposal period losses in the second quarter of fiscal 2001. The proceeds expected to be realized on the sale of the SBQ segment, and the expected operating losses during the disposal period, were based on management's estimates of the most likely outcome based on the terms of the definitive agreement between the Company and NAM at that time.

Subsequently, management reported that the definitive agreement with NAM for the sale of the SBQ assets had been terminated because NAM was unable to complete financing arrangements by the March 23, 2001 deadline. The Company continued to pursue discussions with other interested parties; however, due to a general economic slowdown in the U.S. steel industry, which impacted demand for all steel products, shipments for the Cleveland facility fell precipitously in the third fiscal quarter of 2001. As a result, operations at the Cleveland facility were suspended in June 2001.

In September 2001, the Company announced that a letter of intent had been signed to sell the idled Cleveland facility to Corporacion Sidenor, S.A. (Sidenor), an SBQ producer headquartered in Bilbao, Spain. Based on the terms of the letter of intent, the Company established an additional $61.2 million reserve for loss on sale in the quarter ended June 30, 2001 (offset by reversal of $36.6 million loss reserve for the Company's purchase commitment to AIR). In addition, the Company recorded additional reserves for estimated losses through the anticipated disposal period of $10.1 million.

Fiscal 2002
In the quarter ended September 30, 2001, management increased the reserve for disposal period losses for the SBQ segment by $9.0 million to reflect a longer anticipated disposal period for the Memphis facility. On an accrual basis, these losses are expected to be approximately $1.0 million per month. The expected loss on sale and disposal period losses are based on management's estimates of the most likely outcome based on the carrying costs of the SBQ assets and anticipated costs to complete the sale of the facilities. Additionally, the Company continues to discuss the disposition of the Memphis facility with interested parties.

On November 9, 2001, the previously signed letter of intent with Sidenor regarding sale of the SBQ facility in Cleveland, Ohio expired. On January 10, 2002, the Company announced it had signed an option agreement with Charter Manufacturing, Inc. of Mequon, Wisconsin (Charter), pursuant to which Charter has exclusive rights to purchase the SBQ facility in Cleveland, Ohio, until February 28, 2002. Pursuant to the option agreement, the Company is now engaged in exclusive discussions with Charter. The transaction with Charter is expected to close by February 28, 2002.

In the second quarter of fiscal 2002 the Company increased the reserve for estimated disposal period losses by $1.6 million to reflect the revised disposition date of the Cleveland facility. For the six months ended December 31, 2001, operating losses of $11.7 million have been charged against the reserve. As of December 31, 2001, the Company has a $9.0 million reserve for estimated (pre-tax) disposal period losses. Such amount excludes corporate overhead but includes approximately $2.5 million of direct and allocated interest expense.

The Company will continually assess the adequacy of the remaining $145.8 million reserves ($136.8 reserve for loss on disposal and $9.0 million for expected operating losses). As with all estimates of future events and circumstances, the actual loss on disposal of the SBQ segment, including operating losses and carrying costs through the disposal period, will most likely be different from the estimates reflected in these unaudited Consolidated Financial Statements and the difference could be material. To the extent actual proceeds from the eventual sale of the remaining assets of the SBQ segment and operating losses during the disposal period differ from the estimates reflected in these unaudited Consolidated Financial Statements, the variance will be reported within discontinued operations in future periods.

Discontinued operations - Cartersville Facility

In the quarter ended December 31, 2001, the Company announced and completed the sale of its mini-mill facility in Cartersville, Georgia to AmeriSteel Corporation (AmeriSteel), a U.S. subsidiary of Gerdau S.A. (NYSE: GGB) of Rio de Janeiro, Brazil. Accordingly, as required by FAS 144, the operating results for the Cartersville facility for the second quarter of fiscal 2002 and prior periods have been restated in discontinued operations.

As a result of the sale, the Company recorded a $142.6 million loss on disposal of the assets, which included $7.3 million to write off remaining goodwill. Terms of the transaction provided consideration of $86.6 million as follows: (1) approximately $17.7 million in cash proceeds from the sale of working capital;
(2) release from $68.7 million future operating lease obligations; (3) collection of retained trade accounts receivable of $12.3 million; and (4) proceeds from retained inventory of $0.9 million which were offset by (1) issuance of a $10.0 million unsecured, non-interest bearing (until December 2004 when the note will bear 9% compounded monthly) note payable to the former lessors due in December 2005; and (2) payment of approximately $3.0 million of retained liabilities. Proceeds from the collection of retained trade accounts receivable subsequent to December 28, 2001, the closing date, in excess of payment of retained liabilities, will be used to further reduce debt under the Company's Revolving Credit Facility. The Company does not anticipate any future material obligations related to the Cartersville facility.

Unaudited operating results of the discontinued operations, which include the SBQ segment and Cartersville facility, were as follows (in thousands):


                                  Three Months Ended        Six Months Ended
                                     December 31,             December 31,
                                   2001        2000         2001        2000
                                 ---------   ---------    ---------   ----------
   Net sales                     $  27,906   $  43,816    $  62,215   $  96,328

   Cost of sales                    35,413      57,908       75,580     117,015
                                 ---------   ---------    ---------   ----------
   Gross loss                       (7,507)    (14,092)     (13,365)    (20,687)

   Selling, general and
     administrative expense          4,831       2,420        8,651       4,706
                                 ---------   ---------    ---------   ----------
   Operating loss                  (12,338)    (16,512)     (22,016)    (25,393)

   Interest expense                  2,471       7,051        5,423      14,327
   Other income (expense), net           8        (221)          28         263
                                 ---------   ---------    ---------   ----------

   Loss before use reserve
     adjustments                   (14,801)    (23,784)     (27,411)    (39,457)

   Change in reserve for operating
     losses on discontinued
     operations                     (3,773)     12,251       (1,096)     12,251
   Loss on disposal of assets      142,593      77,600      142,593      77,600
                                 ---------   ---------    ---------   ----------
   Loss from discontinued
     operations, net of tax      $(153,621)  $(113,635)   $(168,908)  $(129,308)
                                 =========   =========    =========   ==========

Interest expense attributable to discontinued operations includes interest on industrial revenue bonds and other debt specifically associated with the assets to be sold plus an allocation of interest on general corporate credit facilities.

Assets and liabilities of the discontinued operations have been reflected in the unaudited Consolidated Balance Sheets as current or non-current based on the original classification of the accounts. Non-current assets at December 31, 2001 and June 30, 2001 reflect a valuation allowance of $136.8 million to recognize the estimated loss on disposal of the Cleveland and Memphis SBQ facilities. The following is a summary of assets and liabilities of discontinued operations (in thousands):

                                                      December 31,    June 30,
                                                         2001           2001
                                                      ------------   -----------
                                                      (Unaudited)     (Restated)
    Current assets:
      Accounts receivable                             $     13,984   $   21,603
      Inventories                                           15,468       49,215
      Other                                                  2,622        1,161
                                                      ------------   -----------
                                                            32,074       71,979
    Non-current assets:
      Property, plant and equipment, net of
        accumulated depreciation                           223,906      348,792
      Other non-current assets                               3,712        1,302
      Provision for estimated loss on disposal
        of discontinued operations                        (136,836)    (136,836)
                                                      ------------   -----------
                                                            90,782      213,258
                                                      ------------   -----------
    Total assets of discontinued operations           $    122,856   $  285,237
                                                      ============   ===========

    Current liabilities:
      Accounts payable                                $      1,095   $    8,515
      Other accrued expenses                                 8,810       16,797
                                                      ------------   -----------
                                                             9,905       25,312
    Non-current liabilities:
      Long term debt                                        41,916       41,988
      Deferred rent                                          3,259        3,219
                                                      ------------   -----------
                                                            45,175       45,207
                                                      ------------   -----------
    Total liabilities of discontinued operations      $     55,080   $   70,519
                                                      =============  ===========


There are no known material contingent liabilities related to discontinued operations, such as product or environmental liabilities or litigation, that are expected to remain with the Company after the disposal of the SBQ segment or Cartersville facility other than remaining reserves for claims under the Company's workers' compensation and health insurance plans and contingencies associated with AIR, as discussed in Footnote 2 in the Notes to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended June 30, 2001.

3.  INVENTORIES

Inventories of continuing operations are valued at the lower of cost (first-in, first-out) or market, as summarized in the following table (in thousands):

                                      December 31, 2001           June 30, 2001
                                      -----------------           -------------
    Raw Materials and Mill Supplies          $   17,159                $ 17,120
    Work-in-Process                               8,457                   6,844
    Finished Goods                               50,418                  47,744
                                      -----------------           -------------
                                              $  76,034                $ 71,708
                                      =================           =============


4.  LONG-TERM DEBT

On December 28, 2001, the Company completed the sale of its Cartersville facility to AmeriSteel. Terms of the transaction provided consideration of $86.6 million as follows: (1) approximately $17.7 million in cash proceeds from the sale of working capital; (2) release from $68.7 million future operating lease obligations; (3) collection of retained trade accounts receivable of $12.3 million; and (4) proceeds from retained inventory of $0.9 million which were offset by (1) issuance of a $10.0 million unsecured, non-interest bearing (until December 2004 when the note will bear 9% compounded monthly) note payable to the former lessors due in December 2005; and (2) payment of approximately $3.0 million of retained liabilities. Proceeds from the sale and collection of retained trade receivables, net of payment of retained liabilities, were used to retire $10.0 million in debt specifically related to Birmingham Southeast LLC
(BSE), and to reduce borrowings under the Company's Revolving Credit Facility. In addition, $3.0 million of the sale proceeds will be held in escrow until December 2007. As a result of the collection of proceeds from the Cartersville transaction at December 31, 2001, total commitment under the Revolving Credit Facility was permanently reduced to $287.0 million from $290.0 million. As accounts receivable from Cartersville are collected, the borrowings and the lenders commitment under the Revolving Credit Facility will be reduced by equal amounts.

The Company is in discussions with its lenders regarding a possible refinancing, restructuring, extending or amending its obligations under the Revolving Credit Facility and Senior Notes. The Company also continues to pursue alternatives to reduce the existing debt, including the sale of SBQ assets or other core assets, which management believes could facilitate a refinance or restructure of debt. During the current period of economic uncertainty in the U.S. economy and steel industry, the Company also continues to investigate the possibility of refinancing its debt with new lenders. However, there can be no assurance that discussions will be successful or that alternative financing can be obtained from other sources on or prior to April 1, 2002.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Recent Developments

On Thursday, February 14, 2002, Nucor Corporation (Nucor) issued a press release which reported that Nucor had offered to purchase substantially all of the operating assets of the Company for $500.0 million. The Company was unaware that an offer from Nucor was forthcoming until the issuance of the press release. Although the Company and its advisors have not had ample time to fully assess the Nucor offer, the proposed purchase price is less than the Company's total debt obligations and management believes the proposal provides no value to the Company's shareholders.

The Company recently engaged CIBC World Markets Corporation to assist in evaluating offers as well as to advise the Company with respect to other financial and strategic alternatives that the Company is considering. With respect to Nucor's offer, the Board of Directors will rely upon the expertise of its financial and legal advisors and act in accordance with its fiduciary responsibilities to all of the Company's stakeholders.

General

In July 1999, The United Company Shareholder Group (the United Group), a dissident shareholder group, initiated a proxy contest to replace the Company's Chief Executive Officer and Board of Directors and certain members of management. In December 1999, the Company and the United Group reached a settlement appointing John D. Correnti as Chairman and Chief Executive Officer and reconstituting the Board of Directors. Since the conclusion of the proxy contest in December 1999, new management has accomplished a number of significant achievements, which it believes have improved the overall financial condition of the Company and positioned the Company for improved financial results in the future. These accomplishments have been achieved notwithstanding the Company's high level of debt and the fact that, in the opinion of management, the past 26 months represent the worst business conditions in the U.S. steel industry in nearly 30 years. During this period, more than 25 steel companies have filed for bankruptcy under either Chapter 11 or Chapter 7 of the United States Bankruptcy Code.

In January 2000, one month after joining the Company, new management publicly articulated a strategy for returning to profitability and providing a platform for the Company to refinance or restructure its debt. A refinancing or restructuring of the Company's debt is an integral remaining element of management's turnaround plan, because the Company is currently over-leveraged and the maturity dates of the Company's debt are not aligned with its cash flow capabilities. The Company has been actively pursuing strategies to reduce its debt, including completion of the sale of the Cartersville facility in December 2001, which will reduce debt and operating lease obligations by approximately $86.6 million. However, a major portion of the Company's debt (approximately $295.0 million) is currently scheduled to mature on April 1, 2002. The Company is currently in discussions with its existing lender group regarding an overall debt restructure or extension of maturity dates under existing financing arrangements. On several occasions during the past 26 months, the Company's lenders have accommodated the Company's requests to relax certain covenants, extend certain maturity dates and provide adequate liquidity for management to implement its turnaround plan; however, there can be no assurance that current discussions will be successful or that alternative financing can be obtained from other sources. The Company is pursuing financing alternatives with new lenders, however, alternatives are limited with new lenders because of softness in the current financial markets. However, as the Company's financial performance continues to improve and the general financial markets recover, management believes additional opportunities to improve the debt structure could become available.

Notwithstanding the Company's debt level, the actions of the new management team have essentially returned the Company to the proven and profitable business platforms of its core operations under which the Company was previously successful. Significant measures implemented by the Correnti management team during the past 26 months include the following:

o Shutdown of operations at the Memphis melt shop, resulting in cash savings of approximately $2 million per month (January 2000);
o Shutdown of operations at Cleveland, resulting in cash savings of $2 million to $3 million per month (completed July 2001);
o Shutdown of operations of the Convent, Louisiana DRI facility (AIR), resulting in cash savings of approximately $1 million per month (October
     2000);
o Sale of the Company's interest in the California scrap processing joint venture, eliminating $34 million in contingent liabilities (June 2000);
o Reduction of corporate headquarters personnel by more than 31%, resulting in annual savings of approximately $2 million per year (December 1999 to December 2001);
o Hiring of highly experienced steel operations and sales individuals from other steel companies to join the Correnti management team;
o    Reduction in  inventories  by $108 million (from  December 1999 to December
     2001);
o Reduction in trade accounts payable by $75 million (from December 1999 to December 2001), and improvement in vendor relationships, which had been impaired under prior management; and
o Sale of the Cartersville facility in December 2001 providing approximately $86.6 million reduction in total debt and operating lease obligations and elimination of $1 million to $2 million monthly operating losses.

The actions above indicate the aggressive steps the Correnti management team has taken to facilitate a turnaround of the Company, and demonstrate management's ability to implement changes as needed. Also, during the extremely challenging business conditions, which have prevailed in the U.S. steel industry during the past 26 months, the Company has reduced costs, improved margins, reduced debt, improved vendor relations and maintained sufficient availability under its revolving credit facility. However, deteriorating conditions in the domestic steel industry, a surge in steel imports and a general decline in U.S. economic conditions have offset the positive financial impact of management's actions.

The Correnti management team has implemented numerous measures to reduce costs, enhance margins, improve cash flow and reduce debt. Management's goal is to position the Company to actively participate in the consolidation of the U.S. steel industry, which a broad consensus of industry experts agrees must occur in order for the domestic industry to remain viable. Experts anticipate that a wave of consolidation will occur over the next three to five years, as the U.S. steel industry adjusts to the impact of a global economy. In fact, consolidation activity is already underway in Europe, and, in management's view, consolidation of the U.S. industry is inevitable if the U.S. industry is to compete globally. Furthermore, the drastic decline in steel company market capitalization over the past two years is indicative of the prevailing view of the financial and investment communities that industry consolidation is inevitable.

According to available industry data, total demand for all steel products in the U.S. is approximately 130 million tons per year. Currently, domestic steel producers have the capacity to produce approximately 100 million tons per year, which mandates the necessity for at least 30 million tons of annual steel imports. However, during fiscal year 2001, import levels reached a record 45 million tons. The domestic steel industry is highly fragmented with a number of high-cost, inefficient operations. The industry is divided into two segments: integrated steel and mini-mill steel companies. Today, there are approximately ten domestic integrated steel producers and twenty-five mini-mill companies. Along with many others, management believes the eventual consolidation activity will ultimately result in three to four domestic integrated producers and ten to eleven mini-mill companies. As is the usual case in consolidation, the survivors will be the efficient, low-cost producers. With the recent sale of the Cartersville operation, the Company's remaining core operations are low-cost, highly efficient, state-of-the-art facilities.

According to published industry reports, the Company is recognized as having one of the most experienced and capable management teams in the industry. During the past 26 months, the Company has attracted experienced sales and operations managers from other steel companies to join the Birmingham Steel management team. Because of the quality of its core assets and management team, management believes the Company is viewed as a key participant in the prospective consolidation of the domestic industry. Other mini-mill companies have strong asset bases, viewed desirable for consolidation, but many lack the management and operational bench strength to effectively lead the industry consolidation. In order to participate in the pending industry consolidation, the primary obstacle the Company must overcome is its aforementioned large debt level.

Upon assuming office in December 1999, management set forth the following key elements of its turnaround strategy as a platform to return to profitability and to refinance or restructure its debt:

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

During the past 26 months, the Company has successfully completed most of the key elements of its turnaround strategy. As a result the Company recorded its best financial performance from continuing operations in the first quarter of fiscal 2002 since the first quarter of fiscal 2000. In response to declining market conditions, the Company sold the Cartersville facility in December 2001, which reduced debt and lease obligations by approximately $86.6 million and reduced operating losses by $1.0 million to $2.0 million per month. Unfortunately, the benefits of these accomplishments have been overshadowed in the second fiscal quarter of 2002 by a continued deterioration of economic conditions in the U.S. steel industry, which began in 1998 and was further impacted by the September 11, 2001 terrorist attack on the U.S. While some U.S. economists have indicated the U.S. economy is beginning to improve, the steel industry typically lags a recovery by six to nine months subsequent to the initial improvement. Despite signs of a possible economic recovery, management believes business conditions will remain difficult through the remainder of fiscal 2002.

Recent Announcements

On November 14, 2001,  the Company  announced  that the New York Stock  Exchange
(NYSE) had initiated procedures to delist the common stock of the Company. The NYSE decision was reached in view of the fact that the Company had fallen below the following NYSE continued listing standards: average global market capitalization over a consecutive 30 trading-day period of less than $50.0 million, total stockholders' equity of less than $50.0 million, and the average closing price of the Company's common stock below one dollar over a consecutive 30 trading-day period. Effective with the market opening on November 18, 2001, the Company's common stock began trading on the OTC Bulletin Board under the symbol BIRS.

On January 24, 2002, the Company announced that Michael J. Wagner, age 40, had been appointed Executive Vice President and Chief Operating Officer. Wagner previously served as the Company's Vice President - Sales for Merchant Products. Before joining Birmingham Steel in 2000, Wagner worked for Nucor Corporation and Bethlehem Steel Corporation.

Results from Continuing Operations

Sales
The following table compares shipments and average selling prices per ton for continuing operations for the three and six months ended December 31, 2001 and 2000:



                                   Three months ended December 31,                  Six months ended December 31,
                                    2001                    2000                        2001                     2000
                           ------------------------------------------------   --------------------------------------------------
     Product                  Tons      Average      Tons       Average          Tons        Average       Tons       Average
                            Shipped   Sales Price   Shipped   Sales Price       Shipped    Sales Price    Shipped   Sales Price
                           ------------------------------------------------   --------------------------------------------------
      Rebar Products        275,016    $ 259        315,487    $ 256            619,431     $ 263         683,770    $ 259
      Merchant Products     115,500      274        150,088      284            252,613       276         326,518      290
      Billets/Other          19,056      213         21,906      233             43,294       214          58,341      235
                           ------------------------------------------------   --------------------------------------------------
      Totals                409,572    $ 261        487,481    $ 263            915,338     $ 265       1,068,629    $ 267
                           ------------------------------------------------   --------------------------------------------------


Sales from continuing operations for the second quarter of fiscal 2002 were $115.4 million, down 15.2% compared to the second quarter of fiscal 2001 sales of $136.2 million. The change was due to a 16% decrease in tons shipped and an average decrease in selling price of $10 per ton in merchant products partially offset by a $3 per ton average selling price increase for rebar products. Sales from continuing operations for the six months ended December 31, 2001 were $253.2 million, down 17.6% compared to sales of $307.3 million in the six months ended December 31, 2000. The change was due to a 14.3% decrease in tons shipped and an average decrease in selling price of $14 per ton in merchant products partially offset by a $4 per ton average selling price increase for rebar products.

Shipments and selling prices have declined in the three and six months ended December 31, 2001 primarily because of continuing pressure of steel imports and uncertainty in United States economic conditions. While the Company announced various price increases in the peak summer seasonal period in fiscal 2001, continued industry pressure has kept prices relatively flat. Economic conditions generally slowed in calendar 2001 and the tragic events of September 11, 2001 could cause this trend to continue through the remainder of fiscal 2002, until consumer confidence is restored. The Company has announced seasonal selling price increases for rebar and merchant products of $15 to $20 per ton, to take effect at the end of the third fiscal quarter of 2002. If increased demand from seasonal market conditions returns as anticipated, the price increases will help improve future financial results. If the anticipated increased seasonal demand does not materialize, some or all of the price increases may not be realized.

Cost of Sales
As a percentage of net sales, cost of sales for continuing operations (other than depreciation and amortization) decreased to 83.0% in the second quarter of fiscal 2002 compared to 86.3% in the second quarter of fiscal 2001. For the six months ended December 31, 2001, costs of sales from continuing operations (other than depreciation and amortization) decreased to 80.5% compared to 85.4% in the six months ended December 31, 2000. The improvement in cost of sales as a percentage of sales is due to a $5 per ton reduction in average scrap cost (5%), an 11% improvement in total production cost at the Jackson mill due to production efficiencies and a more favorable production mix, and suspension of production at the Joliet rolling mill in June 2001 which was one of the highest production cost facilities.

Selling, General and Administrative (SG&A)
SG&A expenses for continuing operations were $8.1 million in the second quarter of fiscal 2002 compared to $7.7 million in the second quarter of fiscal 2001, up 5.2% from the same period last year. The increase in the current quarter SG&A expenses is primarily attributable to severance expenses incurred with changes in operational management offset by lower computer related and other office expenses compared to the same period last year. For the six months ended December 31, 2001, SG&A expenses for continuing operations were $15.9 million compared to $16.1 million in the six months ended December 31, 2000, down 1.4% from the same period last year. The decrease in current year SG&A expenses is the result of decreased overall spending levels in salaries and wages, computer related, and other office expenses as a result of the Company's turnaround efforts.

Interest Expense
Interest expense for continuing operations increased to $10.0 million in the second quarter of fiscal 2002 from $8.5 million in the same period last year. Interest expense for continuing operations increased to $20.3 million in the six months of fiscal 2002 from $16.8 million in the same period last year. The increase in interest expense in fiscal 2002 compared to fiscal 2001 is primarily due to higher debt cost amortization and a provision for deferred interest expense, due to be paid upon the earlier of the completion of the sale of the SBQ segment or April 1, 2002. The Company's average borrowing rate decreased to 7.15% in the second quarter of fiscal 2002, from 9.08% in the same period last year. For the six months of fiscal 2002, the average borrowing rate decreased to 7.42% from 9.05% in the same period last year.

Included in results from discontinued operations for the Cartersville facility is an allocation of interest expense for the three and six months ended December 31, 2001 of $2.9 million and $6.3 million, respectively. Intercompany interest allocation among the continuing operating divisions of the Company is based on assets employed at the respective facility to total Company assets. Therefore, the allocation of interest expense to the continuing operating facilities will increase in future quarters as a result of the sale of Cartersville since the proceeds from the sale were less than the net book value of the assets of the Cartersville facility.

Discontinued Operations
As of June 30, 2001, all SBQ facilities have either been idled or shutdown and have been reported in discontinued operations since December 2000. In addition, the Cartersville facility, which was the only operating facility that was not profitable during the first six months of fiscal 2002, was sold on December 28, 2001 to AmeriSteel Corporation (AmeriSteel), a U.S. subsidiary of Gerdau S.A. (NYSE: GGB) of Rio de Janeiro, Brazil. The results of operations for the Cartersville facility have been restated in discontinued operations in the second quarter of fiscal 2002 and all prior periods. The Company reported net loss from discontinued operations of $153.6 million or $4.90 per share, basic and diluted, in the second quarter of fiscal 2002 compared to a loss of $113.6 million, or $3.67 per share, basic and diluted in the same period last year. The current period loss includes $142.6 million loss on sale of assets of Cartersville, $9.4 million in operating losses at the Cartersville facility, and $1.6 million additional provision to the reserve for operating losses for the revised disposal date for the Cleveland facility. The loss incurred in the three months ended December 31, 2000, included $77.6 million estimated loss on sale of the Cleveland facility, $12.2 million provision for future operating losses for the SBQ segment, $12.0 million operating losses for the SBQ segment, and $11.8 million operating losses for the Cartersville facility.

The Company reported net loss from discontinued operations of $168.9 million or $5.41 per share, basic and diluted, in the six months ended December 31, 2001 compared to a loss of $129.3 million, or $4.18 per share, basic and diluted in the same period last year. The loss for the six months ended December 31, 2001 includes $142.6 million loss on sale of assets of Cartersville, $15.7 million in operating losses at the Cartersville facility, and $10.6 million additional provision to the reserve for operating losses for the revised disposal date for the Cleveland and Memphis facilities of the SBQ segment. The loss incurred in the six months ended December 31, 2000, included $77.6 million estimated loss on sale of the Cleveland facility, $12.2 million provision for future operating losses for the SBQ segment, $20.2 million operating losses for the SBQ segment, and $19.3 million operating losses at the Cartersville facility.

Actual operating losses from discontinued SBQ operations of $5.4 million and $11.7 million for the three and six months ended December 31, 2001, respectively, were charged to the reserve for disposal period losses and did not impact current period results. Losses for the first half of fiscal 2002 reflect liquidation of inventories at the Cleveland facility at selling prices below cost through the first quarter of fiscal 2002 and carrying costs for the Memphis facility (shutdown December 1999) and the Cleveland facility (shutdown June
2001). Management expects to incur approximately $1.5 million per month to maintain the Cleveland and Memphis facilities and service outstanding lease and debt obligations until the facilities are sold or disposed of otherwise. The Company currently is not incurring any costs associated with the AIR facility.

As a result of the sale of the Cartersville facility, the Company will reduce total debt and off balance sheet operating lease obligations by approximately $86.6 million comprised as follows: (1) approximately $17.7 million in cash proceeds from the sale of working capital; (2) release from $68.7 million future operating lease obligations; (3) collection of retained trade accounts receivable of $12.3 million; and (4) proceeds from retained inventory of $0.9 million which were offset by (1) issuance of a $10.0 million unsecured, non-interest bearing (until December 2004 when the note will bear 9% compounded monthly) note payable to the former lessors due in December 2005; and (2) payment of approximately $3.0 million of retained liabilities. An escrow of $3.0 million of the proceeds from the sale will be maintained for a period of six years through December 2007. Management does not expect to incur any future costs associated with the Cartersville facility other than any final transaction costs, cost of sales related to the sale of the consigned inventory, and collection costs associated with collecting the final trade accounts receivable balances.

There are no known material contingent liabilities related to discontinued operations, such as product or environmental liabilities or litigation, that are expected to remain with the Company after the disposal of the SBQ segment or subsequent to the Cartersville sale other than remaining reserves for claims under the Company's workers' compensation and health insurance plans and contingencies associated with AIR, as discussed in Footnote 2 in the Notes to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended June 30, 2001.

Liquidity and Capital Resources

Operating Activities
Net cash provided by operating activities of continuing operations was $14.8 million for the six months ended December 31, 2001 compared to $20.5 million in the same period last year. The $5.7 million decrease in cash provided from operating activities of continuing operations compared to the prior year is primarily attributable to a $2.8 million use of cash in changes in operating assets compared to $4.5 million cash provided from changes in operating assets in the prior year. The current year use of cash is due to increased inventory at December 2001, due to a higher than expected seasonal decrease in shipments. The increase in inventory is partially offset by lower receivable and payable balances. The use of cash in operating assets is partially offset by an improvement in operating margins in the current fiscal year compared to the prior fiscal year due to lower average scrap prices and other improvements in cost of sales. Management continues to believe there is uncertainty in the U.S. economy, which could impact the demand for steel products and as a result, the Company will manage production and inventory levels to meet product demand in the coming months.

Investing Activities
Net cash used in investing activities of continuing operations was $1.4 million for the six months ended December 31, 2001 compared to $4.0 million in the same period last year. The change was primarily attributable to reduced capital spending for major projects in the current fiscal year. The Company's expenditures related to capital projects of continuing operations in the first half of fiscal 2002 were $1.1 million compared to $4.3 million in the first half of the prior year. Debt covenants in the Company's financing agreements restrict capital expenditures to $25.0 million in fiscal 2002; however, the Company may carryover unused capital expenditures to succeeding fiscal years. The Company believes the level of capital expenditures allowed in the financing agreements is adequate to support management's plans for ongoing operations.

Financing Activities
Net cash used by financing activities of continuing operations was $7.6 million for the six months ended December 31, 2001 compared to net cash provided of $7.8 million in the same period last year. Net outstanding borrowings on the Company's Revolving Credit Facility decreased $3.5 million during the first half of fiscal 2002, compared with an increase of $8.4 million during the first half of fiscal 2001. Payments on long-term debt totaled $2.5 million for the period ending December 31, 2001, with no comparable payments in same period of fiscal 2001.

The following table sets forth information about the Company's debt and lease obligations and due dates:

 --------------------------------------------------------------------------
                               Payments Due by Period
 --------------------------------------------------------------------------
                                    Less than
                           Total      1 year        1-3 years     After 3
                         ---------   ---------    ------------  -----------
Continuing operations
         Long term debt   $551,502   $393,002        $148,500      $10,000

Discontinued operations
         Long term debt    $42,057       $141            $458      $41,458
      Memphis operating
                  lease    $64,994     $3,168         $11,734      $50,092


The Company is currently in compliance with the restrictive debt covenants governing its loan agreements, which were amended on February 20, 2001. Among other things, the February 2001 amendments changed the financial covenants and extended the maturity dates for principal payments previously due before March 31, 2002. The agreements increased the interest rates or spreads previously in effect for the Company's debt by 1.0% for a deferred interest rate charge to be paid on the earlier of the sale of the SBQ segment, or April 1, 2002. The amendments also limited the borrowings under the Company's Revolving Credit Facility and Birmingham Southeast (BSE) Credit Facility to $290.0 million and $10.0 million, respectively.

Terms of the sale of the Cartersville facility provided total consideration of approximately $86.6 million comprised as follows: (1) approximately $17.7 million in cash proceeds from the sale of working capital; (2) release from $68.7 million future operating lease obligations; (3) collection of retained trade accounts receivable of $12.3 million; and (4) proceeds from retained inventory of $0.9 million which were offset by (1) issuance of a $10.0 million unsecured, non-interest bearing (until December 2004 when the note will bear 9% compounded monthly) note payable to the former lessors due in December 2005; and
(2) payment of approximately $3.0 million of retained liabilities. Proceeds from the sale were used to retire $10.0 million in debt specifically related to BSE, and to reduce debt under the Company's Revolving Credit Facility. Terms of the transaction require that the lenders' commitment under the Company's Revolving Credit Facility be permanently reduced in an amount equal to the proceeds of accounts receivable collections in excess of the retirement of the BSE Credit Facility and payment of retained liabilities up to $3.0 million. Also, $3.0 million of sale proceeds will be held in escrow until December 2007.

The Company has substantial debt maturities due April 1, 2002, which have been classified as current liabilities in the unaudited Consolidated Balance Sheet at December 31, 2001. The Company also is continuing discussions with its existing lenders to obtain an extension of the current maturities or otherwise to restructure its debt. However, there can be no assurance that the Company will be able to refinance, restructure, extend or amend its obligations under the Revolving Credit Facility, and Senior Notes. The Company continues to investigate the possibility of refinancing its debt with new lenders. The Company also continues to pursue alternatives to reduce the existing debt, including the sale of SBQ assets or other core assets, which management believes could facilitate a refinance or restructure. However, there can be no assurance that negotiations with the Company's existing lenders will be successful or that alternative financing can be obtained from other sources on or prior to April 1, 2002.

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

Item 6. Exhibits and Reports on Form 8-K

     (a) The following exhibits are filed with this report:

          1.1 Note Purchase agreement between Birmingham Steel Corporation and Birmingham Southeast, LLC dated December 28, 2001

          2.1 Asset Purchase agreement by and among AmeriSteel Corporation, Birmingham Southeast, LLC, and Birmingham Steel Corporation dated November 14, 2001.

          2.2  First  Amendment  to  Asset  Purchase   Agreement  by  and  among
               AmeriSteel Corporation, Birmingham Southeast, LLC, and Birmingham Steel Corporation dated December 28, 2001.

          2.3 Second Amendment to Asset Purchase Agreement by and among AmeriSteel Corporation, Birmingham Southeast, LLC, and Birmingham Steel Corporation dated January 2002.

     (b) Reports on Form 8-K

On November 14, 2001, the Company filed a Current Report on Form 8-K announcing the signing of a definitive agreement to sell the mini-mill facility in Cartersville, Georgia to AmeriSteel Corporation, a U.S. subsidiary of Gerdau S.A. of Rio de Janeiro, Brazil.

On November 14, 2001, the Company filed a Current Report on Form 8-K regarding the delisting of its shares from the New York Stock Exchange and subsequent trading of its shares on the OTC Bulletin Board.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 Birmingham Steel Corporation

                                 February 19, 2002

                                 /s/ J. Daniel Garrett
                                 -------------------------------
                                 J. Daniel Garrett
                                 Executive Vice President &
                                 Chief Financial Officer




Exhibit 1.1


                          BIRMINGHAM STEEL CORPORATION
                            BIRMINGHAM SOUTHEAST, LLC


       $10,000,000 Aggregate Principal Amount Notes Due December 16, 2005


                             -----------------------

                             NOTE PURCHASE AGREEMENT
                             -----------------------



                                December 28, 2001



                          BIRMINGHAM STEEL CORPORATION
                            BIRMINGHAM SOUTHEAST, LLC
                             1000 Urban Center Drive
                            Birmingham, Alabama 35242


                                                            December 28, 2001



The Purchasers Named on Schedule I Hereto



Ladies and Gentlemen:

     BIRMINGHAM STEEL CORPORATION, a Delaware corporation ("BSC"), and BIRMINGHAM SOUTHEAST, LLC, a Delaware limited liability company, and a Subsidiary of BSC ("BSE" and, collectively with BSC, the "Companies" and each, a "Company"), jointly and severally agree with each of you as follows:

1.  Authorization of Notes; Other Purchasers.

     (a) The Companies have authorized the issue and sale of their Notes due December 16, 2005 (together with any notes issued in exchange therefor or replacement thereof, the "Notes") in the original aggregate principal amount of $10,000,000. The Notes are to be substantially in the form of Exhibit 1(a) attached hereto. Interest will not accrue on the principal amount of the Notes prior to the date (the "Interest Commencement Date") which is the earlier of (i) the third anniversary of the Closing Date and (ii) the date, if any, on which the Notes have been accelerated. Interest shall accrue on the principal amount of the Notes from and after the Interest Commencement Date at a rate per annum equal to 9.0%, compounded monthly . The principal amount of the Notes plus all accrued and unpaid interest thereon, if any, shall be due and payable in full in cash on the earlier of the Maturity Date and the date, if any, on which the Notes have been accelerated.

     (b) The Notes are to be issued under this Agreement and separate Note Purchase Agreements (the "Other Note Agreements") identical herewith (except as to the name and address of the other purchasers of the Notes) being entered into concurrently by the Companies with each of such other purchasers named in
Schedule I attached hereto (the "Other Purchasers" and, collectively with you, the "Purchasers"). The issue of Notes to you and the issue of Notes to each of the Other Purchasers are separate transactions and you shall not be liable or responsible for the acts or defaults of any of the Other Purchasers.

2.  Sale and Purchase of Securities.

     (a) The Companies will issue and sell to you and, subject to the terms and conditions hereof and in reliance upon the representations and warranties of the Companies contained herein and in the other Operative Documents, you will purchase from the Companies, at the Closing, as specified in section 3, such Notes as are specified on that portion of Schedule I attached hereto as is applicable to you. The consideration for the purchase of the Notes by the Purchasers is (i) the termination pursuant to the Termination and Sale Agreement (as defined below) of (x) the Equipment Lease Agreement dated as of June 29, 1999, Equipment Schedule 1 and Riders No. 1 and No. 2 thereto (as amended from time to time, the "Rolling Mill Lease") among the Companies, as Lessees, and Wells Fargo Bank Northwest, N.A., as Owner Trustee (the "Owner Trustee"), as Lessor, (y) the Equipment Lease Agreement dated as of December 31, 1998, Equipment Schedule No. 1 and Riders No.1 and No.2 thereto (as amended from time to time, the "Melt Shop Lease" and, collectively with the Rolling Mill Lease, the "Leases") among the Companies, as Lessees, and Banc of America Leasing & Capital, LLC, as Lessor (in such capacity, the "Melt Shop Lessor") and (z) certain other agreements, documents and instruments related to the Leases (all as specified in the Termination and Sale Agreement), and (iii) the release pursuant to the Termination and Sale Agreement of the claims against the Companies under the Leases, except as expressly provided in the Termination and Sale Agreement.

     (b) You and the Other Purchasers (other than the Melt Shop Lessor) are all of the owner participants in the Rolling Mill Lease pursuant to a Trust Agreement dated as of June 29, 1999 among the Owner Trustee and the Purchasers (other than the Melt Shop Lessor) (as amended from time to time, the "Trust Agreement"). The Melt Shop Lessor is the sole lessor under the Melt Shop Lease. Pursuant to a Lease Termination and Equipment Sale Agreement of even date (as amended from time to time, the "Termination and Sale Agreement") among the Companies, AmeriSteel Corporation ("AmeriSteel"), the Owner Trustee, and the Purchasers, (i) the Purchasers (other than the Melt Shop Lessor) and the Owner Trustee are terminating the Rolling Mill Lease and the Melt Shop Lessor is terminating the Melt Shop Lease, (ii) the Melt Shop Lessor is transferring to the Owner Trustee all of its right, title and interest in the equipment subject to the Melt Shop Lease, and (iii) the Owner Trustee is selling certain of the equipment which had been subject to the Rolling Mill Lease and the Melt Shop Lease to AmeriSteel. Pursuant to a Lease Agreement of even date (as amended from time to time, the "AmeriSteel Lease") among AmeriSteel and the Owner Trustee, on behalf of each of the Purchasers, the Owner Trustee is leasing certain of the equipment which had been subject to the Leases to AmeriSteel.

3.  Closing.

     The closing of the sale and purchase of the Notes hereunder (the "Closing") shall take place at the offices of Burr & Forman LLP, 3100 South Trust Tower, 420 North Street, Birmingham, Alabama on December 28, 2001 (the "Closing Date") not later than 12:00 P.M. local time. At the Closing, the Companies will deliver to you the Notes to be purchased by you thereat against payment of the consideration therefor by execution and delivery by you of the Termination and Sale Agreement. Delivery of the Notes to be purchased by you at Closing shall be made in the form of one Note dated the Closing Date and registered in your name. If at the Closing the Companies shall fail to tender the Notes to be delivered to you thereat as provided herein, or if at the Closing any of the conditions specified in section 4 shall not have been fulfilled to your reasonable satisfaction, you shall, at your election, be relieved of all further obligations under this Agreement, without thereby waiving any other rights you may have by reason of such failure or such non-fulfillment.

4.  Conditions to Closing.

     (a) Conditions to Obligation of Purchaser. Your obligation to acquire the Notes to be acquired by you hereunder is subject to the fulfillment to your reasonable satisfaction, prior to or at the Closing, of the following conditions:

          (i) Representations and Warranties Correct. The representations and warranties made by the Companies herein and in the other Operative Documents shall have been correct when made and shall be correct at and as of the time of the Closing.

          (ii) Performance; No Default. The Companies shall have performed all agreements and complied with all conditions contained herein and in the other Operative Documents required to be performed or complied with by them prior to or at the Closing, and at the time of the Closing no Default or Event of Default shall exist.

          (iii) Contemporaneous Transactions. The transactions contemplated by the Termination and Sale Agreement and the AmeriSteel Lease shall close simultaneously, and you or your special counsel shall have received true and correct copies of all agreements relating thereto.

          (iv) Opinion of Counsel. You (or your special counsel) shall have received an opinion satisfactory to you, dated the Closing Date, from Burr & Forman LLP, counsel for the Companies, in form and substance satisfactory to the Purchasers and their special counsel covering the issuance of the Notes and such other matters incident to the transactions contemplated by the Operative Documents as the Purchasers may reasonably request.

          (v) Sale and Purchase Not Forbidden by Law. The offer and sale by the Companies of the Notes to be issued pursuant hereto and your purchase of such Notes at the Closing shall not be prohibited by and shall not subject you to any tax (excluding taxes based on income or profits or taxes in lieu thereof), penalty or liability under or pursuant to any law, statute, rule or regulation.

          (vi) Sale of Notes to Other Purchasers. At the Closing, the Companies shall sell to the Other Purchasers the Notes to be purchased at the Closing by the Other Purchasers.

     (b) Condition to Obligations of the Companies. The obligations of the Companies to issue the Notes to be issued by the Companies hereunder are subject to the fulfillment to the Companies' reasonable satisfaction, prior to or at the Closing, of the following conditions:

          (i) Representations and Warranties Correct. The representations and warranties made by you herein and in the other Operative Documents shall have been correct when made and shall be correct at and as of the time of the Closing.

          (ii) Performance. You shall have performed all agreements and complied with all conditions contained herein and in the other Operative Documents required to be performed or complied with by you prior to or at the Closing.

          (iii) Contemporaneous Transactions. The transactions contemplated by the Termination and Sale Agreement and the AmeriSteel Lease shall close simultaneously, and you or your special counsel shall have received true and correct copies of all agreements relating thereto.

          (iv) Sale and Purchase Not Forbidden by Law. The offer and issuance by the Companies of the Notes to be issued pursuant hereto and your acquisition of such Notes at the Closing shall not be prohibited by and shall not subject the Companies to any tax (excluding taxes based on income or profits), penalty or liability under or pursuant to any law, statute, rule or regulation.

5.  Representations and Warranties.

The Companies jointly and severally represent and warrant that:

     (a) Organization, Standing, etc. of the Companies. Each of the Companies is a corporation or limited liability company, as applicable, duly organized, validly existing and in good standing under the laws of its jurisdiction of incorporation or organization and has all requisite power and authority to own, lease and operate its properties, to carry on its business as now conducted, and now proposed to be conducted as described in the Disclosure Documents, to execute, deliver and perform each of the Operative Documents to which it is (or is to be) a party and to consummate the transactions contemplated by the Operative Documents. No approval of the stockholders or members of either of the Companies or any class thereof is required in connection therewith, other than such approvals as have been obtained and are in full force and effect on the Closing Date.

     (b) Valid and Binding Obligations; Compliance with Other Instruments.

          (i) This Agreement has been duly authorized, executed and delivered by each Company and constitutes a valid and binding obligation of each Company enforceable against such Company in accordance with its terms, subject to applicable bankruptcy, insolvency and similar laws affecting creditors' rights generally and equitable principles of general applicability. Each of the other Operative Documents to which either Company is (or is to be) a party has been duly authorized by such Company and, when executed and delivered, will constitute the valid and binding obligation of such Company, enforceable against it in accordance with its terms, subject to applicable bankruptcy, insolvency and similar laws affecting creditors' rights generally and equitable principles of general applicability.

          (ii) The execution, delivery and performance of and the consummation of the transactions contemplated by the Operative Documents will not violate or constitute a default under, or permit any Person to accelerate or to require the prepayment or repurchase of, any indebtedness or other obligation or security or equity interests of either Company, or any of their respective Subsidiaries or to terminate any material lease or material agreement of either Company or any of their respective Subsidiaries pursuant to, or result in the creation of any lien upon any of the respective properties or assets of either Company or any of their respective Subsidiaries pursuant to, any term of the charter, by-laws or other organizational document of either Company or any of their respective Subsidiaries or of any agreement, document, instrument, judgment, decree, order, law, statute, rule or regulation applicable to either Company or any of their respective Subsidiaries or any of such properties and assets.

     (c) Offer of Securities; Investment Bankers, etc. Neither of the Companies nor any Person acting on their behalf has directly or indirectly offered the Notes or any part thereof or any similar securities for issue or sale to, or solicited any offer to buy any of the same from, anyone other than the Purchasers. Neither of the Companies nor any Person acting on their behalf has taken or will take any action which would cause the issuance and sale of the Notes to violate the provisions of Section 5 of the Securities Act or the registration or qualification provisions of any applicable blue sky or other securities laws. Neither of the Companies nor any Person acting on their behalf has dealt with any broker, finder, commission agent or other similar Person in connection with the sale of the Notes and the other transactions contemplated by the Operative Documents. Neither of the Companies nor any other Person acting on their behalf is under any obligation to pay to any Person any broker's fee, finder's fee or commission in connection with such transactions.

     (d) Government Regulation. None of the Companies or any of their respective Subsidiaries is subject to regulation under the Public Utility Holding Company
Act of 1935, as amended, the Federal Power Act, as amended, the Investment Company Act of 1940, as amended, or the Investment Advisers Act of 1940, as amended.

     (e) Disclosure. This Agreement, the other Operative Documents and the other written statements furnished to you by or on behalf of either Company in connection with the transactions contemplated by the Operative Documents (including, without limitation, the Disclosure Documents), taken as a whole, do not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements contained herein and therein, taken as a whole, not misleading in the light of the circumstances under which such statements were made.

6.  Notice of Default.

     The Companies will furnish to each holder of any of the Notes as promptly as practicable (but in any event not later than five days) after the occurrence of any Default or Event of Default, written notice of such Default or Event of Default specifying in reasonable detail the nature and period of existence thereof.

7.  Information.

     The Companies will furnish to each holder of any of the Notes as promptly as practicable such information as from time to time may reasonably be requested by such holder.

8.  Inspection.

    During any period that a Default or Event of Default has occurred and is continuing, the Companies will permit any Person designated by a holder of any of the Notes on reasonable notice to visit and inspect any of the properties of either Company and any of their respective Subsidiaries, to examine its and their books and records (and to make copies thereof and take extracts therefrom) and to discuss its and their affairs, finances and accounts with, its and their officers, consultants, counsel and accountants, all at such reasonable times and intervals as such holder may desire.

9. Purchase for Investment.

     Each Purchaser represents and warrants severally and not jointly (i) that such Purchaser has been furnished with all information that such Purchaser has requested for the purpose of evaluating its proposed acquisition of the Notes to be issued to such Purchaser pursuant hereto and (ii) that such Purchaser will acquire such Notes for its own account for investment and not for distribution thereof, provided that the disposition of such Purchaser's property shall at all times be within such Purchaser's control. Such Purchaser understands that the Notes have not been registered under the Securities Act and may be resold only if registered pursuant to the provisions of the Securities Act or if an exemption from registration is available, except under circumstances where neither such registration nor such an exemption is required by law, and otherwise in accordance with any other applicable securities laws and the provisions of section 12 hereof, and that the Companies are not required to register the Notes.

10. Purchase of Notes.

     The Companies will not, and will not permit any Subsidiary of either Company to, directly or indirectly, purchase or otherwise acquire, or offer to purchase or otherwise acquire, any of the outstanding Notes except by way of payment or prepayment in accordance with the provisions of the Notes and this Agreement or pursuant to identical offers made to all holders of the Notes to repurchase a pro rata portion of the Notes from each such holder.

11. Payment on Non-Business Days.

     If any amount hereunder or under the Notes shall become due on a day which is not a Business Day, such payment shall be due on the next succeeding Business Day.

12. Registration, Transfer and Exchange of Notes.

     (a) Notes issued hereunder shall be issued in registered form. The Companies shall keep at their principal executive offices (which are now located at the address set forth at the beginning of this Agreement), a register in which the Companies shall provide for the registration and transfer of the Notes. The name and address of each holder of the Notes shall be registered in such register.

     (b) Whenever any Note shall be surrendered for transfer or exchange, the Companies at their expense will execute and deliver in exchange therefor a new Note or Notes in registered form as may be requested by the holder of the surrendered Note, in the same aggregate principal amount as that of the Note so surrendered.

     (c) The Companies may treat the Person in whose name any Note is registered as the owner of such Note for all purposes.

13.  Replacement of Securities.

     Upon receipt by the Companies of evidence reasonably satisfactory to them of the loss, theft, destruction or mutilation of any Note and (in the case of loss, theft or destruction) of indemnity reasonably satisfactory to them, and (in the case of mutilation) upon surrender of such Note, the Companies at their expense will execute and deliver in lieu of such Note a new Note of like tenor and dated the date of such lost or mutilated Note. The unsecured agreement to indemnify and affidavit of loss, theft, destruction or mutilation of any Purchaser or of any other institutional holder shall constitute indemnity and evidence of loss, theft, destruction or mutilation satisfactory to the Companies for the purpose of this section 13.

14. Definitions.

(a) Definitions of Capitalized Terms. The terms defined in this section 14(a), whenever used in this Agreement, shall, except to the extent otherwise specified in this Agreement, have the following respective meanings:

     "Affiliate" of any Person shall mean any other Person which, directly or indirectly, controls or is controlled by or is under common control with such first-mentioned Person, or any individual, in the case of a Person who is an individual, who has a relationship by blood, marriage or adoption to such first-mentioned Person not more remote than first cousin, and, without limiting the generality of the foregoing, shall include (a) any Person beneficially owning, holding or controlling, directly or indirectly, 10% or more of any class of voting equity securities of such first-mentioned Person, (b) any Person of which such first-mentioned Person owns, holds or controls, directly or indirectly, 10% or more of any class of voting equity securities or (c) any director or officer of such first-mentioned Person; provided, that in no event shall any Purchaser or any other institutional holder of Notes be deemed to be an Affiliate of either Company. For the purposes of this definition, "control" (including, with correlative meanings, the terms "controlled by" and "under common control with"), as used with respect to any Person, shall mean the possession, directly or indirectly, of the power to direct or cause the direction of the management and policies of such Person, whether through the ownership of voting equity securities or by contract or otherwise; provided that in no event shall the fact that a Person is a holder of indebtedness of such Person be considered sufficient by itself to enable such Person to direct or cause the direction of the management and policies of such Person.

     "AmeriSteel" shall have the meaning specified in section 2(b).

     "AmeriSteel Lease" shall have the meaning specified in section 2(b).

     "BSC" and "BSE" shall have the respective meanings specified in the preamble to this Agreement.

     "Business Day" shall mean any day other than a Saturday, Sunday or other day which shall be in Birmingham, Alabama and New York City a legal holiday or a day on which banking institutions therein are authorized by law to close.

     "Closing" and "Closing Date" shall have the respective meanings specified in section 3.

     "Code" shall mean the Internal Revenue Code of 1986, or any successor federal statute, and the rules and regulations promulgated thereunder, all as amended, modified or supplemented from time to time.

     "Commission" shall mean the Securities and Exchange Commission and shall also mean any successor thereto.

     "Company" or "Companies" shall mean each of BSC and BSE, and any successor thereto.

     "Default" shall mean any condition or event which constitutes or, after notice or lapse of time or both, would constitute an Event of Default.

     "Disclosure Documents" shall mean the filings made by BSC with the Commission pursuant to the Exchange Act.

     "Events of Default" shall have the meaning specified in section 15(a).

     "Exchange Act" shall mean the Securities Exchange Act of 1934, as amended, or any successor federal statute, and the rules and regulations promulgated thereunder, all as amended, modified or supplemented from time to time.

     "GAAP" shall mean generally accepted accounting principles set forth in the opinions and pronouncements of the Accounting Principles Board of the American Institute of Certified Public Accountants and statements and pronouncements of the Financial Accounting Standards Board that are applicable to the circumstances as of the date of determination, consistently applied.

     "Indemnified Costs" and "Indemnitee" shall have the respective meanings specified in section 18.

     "Interest Commencement Date: shall have the meaning specified in section 1(a).

     "Leases" shall have the meaning specified in section 2(a).

     "Maturity Date" shall mean the earliest of (i) December 16, 2005, (ii) the sale, transfer or other disposition of all or substantially all of the business of the Companies (on a consolidated basis), provided that the grant of (as opposed to a foreclosure of or other transfer of title pursuant to the enforcement of) a lien, security interest, pledge or mortgage shall not be deemed a sale, transfer or other disposition for purposes of this clause (ii), and (iii) the liquidation or dissolution of BSC.

     "Melt Shop Lease" shall have the meaning specified in section 2(a).

     "Melt Shop Lessor " shall have the meaning specified in section 2(a).

     "Notes" shall have the meaning specified in section 1.

     "Operative Documents" shall mean this Agreement, the Other Note Agreements, the Termination and Sale Agreement, the AmeriSteel Lease, the Notes and each of the other agreements, documents and instruments executed in connection herewith and therewith, and all exhibits and schedules hereto and thereto, each as it may from time to time be amended, modified or supplemented.

     "Other Note Agreements" and "Other Purchasers" shall have the respective meanings specified in section 1.

     "Owner Trustee" shall have the meaning specified in section 2.

     "Person"  shall  mean an  individual,  a  corporation,  an  association,  a joint-stock company, a business trust or other similar organization, a partnership, a joint venture, a trust, an unincorporated organization or a government or any agency, instrumentality or political subdivision thereof.

     "Purchasers" and "Purchaser" shall have the respective meanings specified in section 1(b).

     "Required Holders" shall mean, at any date, the holder or holders of more than 50% of the principal amount of the Notes at the time outstanding (excluding all Notes at the time owned by either Company or any Affiliate of either Company).

     "Restricted Subsidiary" of any Person at any date shall mean any Subsidiary of such first mentioned Person which is (i) organized under the laws of the United States, Puerto Rico or Canada or a jurisdiction thereof at such time,
(ii) that conducts substantially all of its business and has substantially all of its property within the United States or Canada or a jurisdiction thereof at such time, and (iii) at least eighty percent (80%) (by number of votes) of each class of voting equity securities of which and one hundred percent (100%) of all preferred stock and other equity securities of which are legally and beneficially by BSC and its Wholly-Owned Restricted Subsidiaries at such time.

     "Rolling Mill Lease" shall have the meaning specified in section 2(a).

     "Securities Act" shall mean the Securities Act of 1933, as amended, or any successor federal statute, and the rules and regulations promulgated thereunder, all as amended, modified or supplemented from time to time.

     "Subsidiary" of any Person at any date shall mean (a) any other Person more than 50% (by number of votes) of the voting equity interests of which is owned by such first-mentioned Person and/or by one or more other Subsidiaries of such first-mentioned Person; (b) any other Person of which such first-mentioned Person or any of its other Subsidiaries is a general partner; and (c) any other Person with respect to which such first-mentioned Person and/or any one or more other Subsidiaries of such first-mentioned Person (i) is entitled, other than as a creditor of such Person, to more than 50% of such Person's profits or losses or more than 50% of such Person's assets on liquidation or (ii) holds an equity interest in such Person of more than 50%,

     "Termination  and Sale  Agreement"  shall  have the  meaning  specified  in section 2(b).

     "Trust Agreement" shall have the meaning specified in section 2(b).

     "Wholly-Owned Restricted Subsidiary" of any Person at any date shall mean any Restricted Subsidiary of such first mentioned Person one hundred percent (100%) of all of the debt and equity securities (except directors' qualifying shares) of which are owned by one or more of BSC and BSC's other Wholly-Owned Restricted Subsidiaries at such time.

     (b) Other Definitions. The terms defined in this section 14(b), whenever used in the Agreement, shall, except to the extent otherwise specified in this Agreement, have the respective meanings hereinafter specified.

     "this Agreement" (and similar references to any of the other Operative Documents to which the holders of the Securities are parties) shall mean, and the words "herein" (and "therein"), "hereof" (and "thereof"), "hereunder" (and "thereunder") and words of similar import shall refer to, such instruments as they may from time to time be amended, modified or supplemented.

     "corporation" shall include an association, joint stock company, business trust or other similar organization.

     (c) Accounting Terms and Principles; Laws. For purposes of this Agreement, all accounting terms not otherwise defined herein shall have the meanings assigned to such terms in conformity with GAAP. All references herein to laws, statutes, rules, regulations and/or to other governmental restrictions, standards and/or requirements shall, unless the context clearly requires otherwise, be deemed to refer to those promulgated, issued and/or enforced by any domestic or foreign federal, state or local government, governmental agency, authority, court, instrumentality or regulatory body, including, without limitation, those of the United States of America or any state thereof or the District of Columbia.

15.      Remedies.

     (a) Events of Default Defined; Acceleration of Maturity. If any one or more of the following events ("Events of Default") shall occur (whatever the reason for such Event of Default and whether it shall be voluntary or involuntary or be effected by operation of law or pursuant to any judgment, decree or order of any court or any order, rule or regulation of any administrative or governmental body), that is to say:

          (i) if default shall be made in the due and punctual payment of all or any part of the principal of, or interest on, any Note, when and as the same shall become due and payable, whether at the stated maturity thereof, by notice of or demand for prepayment, or otherwise;

          (ii) if default shall be made in the performance or observance of any of the covenants, agreements or conditions contained in this Agreement and such default shall have continued for a period of 30 days after the earlier to occur of (A) either Company's obtaining actual knowledge of such default or (B) either Company's receipt of written notice of such default;

          (iii) if either Company or any of their respective Restricted Subsidiaries shall make a general assignment for the benefit of creditors, or shall not pay its debts as they become due, or shall admit in writing its inability to pay its debts as they become due, or shall file a voluntary petition in bankruptcy, or shall be adjudicated bankrupt or insolvent, or shall file any petition or answer seeking for itself any reorganization, arrangement, composition, readjustment, liquidation, dissolution or similar relief under any present or future statute, law or regulation, or shall file any answer admitting or not contesting the material allegations of a petition filed against it in any such proceeding, or shall seek or consent to or acquiesce in the appointment of any trustee, custodian, receiver, liquidator or fiscal agent for it or for all or any substantial part of its properties;

          (iv) if, within 60 days after the commencement of an action against either Company or any of their respective Restricted Subsidiaries seeking any reorganization, arrangement, composition, readjustment, liquidation, dissolution or similar relief under any present or future statute, law or regulation, such action shall not have been dismissed or all orders or proceedings thereunder affecting the operations or the business of either Company or such Restricted Subsidiary stayed, or if the stay of any such order or proceeding shall thereafter be set aside, or if, within 60 days after the appointment without the consent or acquiescence of such Company or such Restricted Subsidiary of any trustee, custodian, receiver, liquidator or fiscal agent for either Company or any of their respective Restricted Subsidiaries or for all or any substantial part of their respective properties, such appointment shall not have been vacated;

          (v) if, under the provisions of any law for the relief or aid of debtors, any court or governmental agency of competent jurisdiction shall assume custody or control of either Company or of any of their respective Restricted Subsidiaries or of all or any substantial part of their respective properties and such custody or control shall not be terminated or stayed within 30 days from the date of assumption of such custody or control;

          (vi) (x) either Company or any of their respective Restricted Subsidiaries shall fail to pay any indebtedness or security in an aggregate amount equal to or exceeding $10,000,000 at its stated maturity; (y) any event  shall  occur  or  any  condition  shall  exist  in  respect  of  any indebtedness or security of either Company or any of their respective Restricted Subsidiaries in an aggregate amount equal to or exceeding $10,000,000, or under any agreement securing or relating to such indebtedness or security, that immediately or with any one or more of (I) the passage of time, or (II) the giving of notice, or (III) the expiration of waivers or modifications granted in respect of such event or condition:

               (A) causes such indebtedness or security, or a portion thereof, to become due prior to its stated maturity or prior to its regularly scheduled date or dates of payment (which shall not be deemed to include the mandatory application of all or a portion of the proceeds of the sale of collateral or issuance of equity securities in prepayment of indebtedness or a security); or

               (B) permits any one or more of the holders thereof or a trustee therefor to require either Company or any of their respective Restricted Subsidiaries to repurchase such indebtedness or security,or
          (z) any holder or holders of any indebtedness or security in an aggregate amount equal to or exceeding $10,000,000 shall commence foreclosure proceedings or otherwise pursue remedies against either Company or any of their respective Restricted Subsidiaries or their respective assets;

          (vii) if a final judgment or judgments for the payment of money which, together with all other outstanding final judgments for the payment of money against the Companies and/or any of their respective Restricted Subsidiaries, exceeds an aggregate of $10,000,000 shall be rendered against either Company or any such Restricted Subsidiary, which judgments are not, within 30 days after entry thereof, discharged or stayed pending appeal, or are not discharged within 30 days after the expiration of such stay;

          (viii) if any representation or warranty made by or on behalf of either Company in this Agreement or in any of the other Operative Documents or in any agreement, document or instrument delivered under or pursuant to any provision hereof or thereof shall prove to have been false or incorrect in any material respect on the date as of which made; or

          (ix) if, at any time, this Agreement or any of the Notes shall for any reason (other than the scheduled termination thereof in accordance with its terms) expire, fail to be in full force and effect or be disaffirmed, repudiated, cancelled, terminated or declared to be unenforceable, null and void other than by a holder of any Note in its capacity as holder of a Note; then, in the case of any Event of Default (other than one with respect to either Company of the character described in subdivisions (iii),
     (iv) or (v) of this section 15(a)) and at the option of the holder or holders of 25% or more in aggregate principal amount of all Notes at the time outstanding (excluding any Notes at the time owned by either Company or any of their respective Affiliates), exercised by written notice to the Companies, the principal amount of all Notes shall forthwith become due and payable, together with interest accrued thereon, without presentment, demand, protest or other notice of any kind, all of which are hereby expressly waived, and the Companies shall forthwith upon any such acceleration pay to the holder or holders of all the Notes then outstanding the principal amount of and interest accrued on the Notes, if any; provided, that, in the case of an Event of Default of the character described in subdivisions (iii), (iv) or (v) of this section 15(a) with respect to either Company, the principal amount of all Notes shall forthwith become due and payable, together with interest accrued thereon, if any, without presentment, demand, protest or other notice of any kind, all of which are hereby expressly waived, and the Companies shall forthwith upon any such acceleration pay to the holder or holders of all the Notes then outstanding the principal amount of and interest accrued on the Notes.

     (b) Suits for Enforcement, etc. In case any one or more of the Events of Default shall have occurred, and irrespective of whether any Notes have become or have been declared immediately due and payable under section 15(a), the Required Holders of the Notes may proceed to protect and enforce the rights of the holders of the Notes either by suit in equity or by action at law, or both. The Companies stipulate that the remedies at law of the holder or holders of the Notes in the event of any default or threatened default by either Company in the performance of or compliance with any covenant or agreement in this Agreement are not and will not be adequate and that, to the fullest extent permitted by law, such terms may be specifically enforced by a decree for the specific performance thereof, whether by an injunction against a violation thereof or otherwise.

     (c) No Election of Remedies. No remedy conferred in this Agreement or the Notes upon the Required Holders of the Notes is intended to be exclusive of any other remedy, and each and every such remedy shall be cumulative and shall be in addition to every other remedy given hereunder or thereunder or now or hereafter existing at law or in equity or by statute or otherwise.

     (d) Remedies Not Waived. No course of dealing between the Companies and any of their respective Subsidiaries, on the one hand, and any holder of any Note, on the other hand, and no delay by any such holder in exercising any rights hereunder or under any of the Notes shall operate as a waiver of any rights of any such holder.

16. Amendment and Waiver.

     (a) Any term of this Agreement and of the Notes may, with the consent of the Companies, be amended, or compliance therewith may be waived, in writing only, by the Required Holders of the Notes, provided that (i) without the consent of the holders of all of the Notes at the time outstanding, no such amendment or waiver shall (x) change the principal amount of or any rate of interest on any of the Notes, or change the payment terms of any of the Notes, or (y) change the percentage of holders of Notes required to approve any such amendment, effectuate any such waiver or accelerate payment of the Notes; and
(ii) no such amendment or waiver shall extend to or affect any obligation not expressly amended or waived or impair any right consequent thereon. The Companies will deliver executed or true and correct copies of each amendment, waiver or consent effected pursuant to the provisions of this section 16 to each holder of outstanding Notes promptly following the date on which it is executed and delivered by, or receives the consent or approval of, the Required Holders required therefor.

     (b) The Companies will not, directly or indirectly, request or negotiate for, or offer or pay any remuneration as an inducement for, any proposed amendment or waiver of any of the provisions of this Agreement or the Notes unless each holder of the Notes (irrespective of the amount of Notes then owned by it) shall be informed thereof by the Companies and, if such holder is entitled to the benefit of any such provision proposed to be amended or waived, shall be afforded the opportunity of considering the same, shall be supplied by the Companies with sufficient information to enable it to make an informed decision with respect thereto and shall be offered and paid such remuneration on the same terms.

     (c) In determining whether the requisite holders of Notes have given any authorization, consent or waiver under this section 16, any Notes owned by either Company or any of their respective Affiliates shall be disregarded and deemed not to be outstanding.

17. Method of Payment of Securities.

     Irrespective of any provision hereof or of the other Operative Documents to the contrary, so long as any Purchaser (or a nominee of a Purchaser) or any other institutional holder shall hold any Note, the Companies will make all payments on such Note to such Purchaser or such other institutional holder by the method and at the address for such purpose specified in Schedule I attached hereto or by wire transfer to any account in the United States, in each case as such Purchaser or such institutional holder may designate in writing, without requiring any presentation or surrender of such Note.

18. Expenses; Indemnity.

     The Companies, jointly and severally, will pay or cause to be paid (or reimbursed, as the case may be) and will defend, indemnify and hold each Purchaser and each other Person who becomes a holder of any of the Notes and the directors, officers, employees, agents, advisors and Affiliates of each Purchaser and each such other holder (each, an "Indemnitee") harmless (on an after tax basis) in respect of all costs, losses, expenses (including, without limitation, the reasonable fees, expenses and disbursements of special counsel) and damages (collectively, "Indemnified Costs") incurred by or asserted against any Indemnitee after the Closing in connection with the amendment and/or enforcement of this Agreement or the Notes (including, without limitation, so-called work-outs and/or restructurings) or which may otherwise be related in any way to such Indemnitee's relationship to either Company or any of their respective Subsidiaries or Affiliates or any of their respective properties and assets.

19.      Taxes.

     The Companies will pay all taxes and fees (including interest and penalties), including, without limitation, all recording and filing fees, issuance and documentary stamp and similar taxes, which may be payable in respect of the execution and delivery of this Agreement and the Notes.

20. Communications.

     All communications provided for herein and shall be in writing and sent (a) by telecopy (receipt confirmed by the recipient thereof), (b) by a recognized overnight delivery service (charges prepaid), or (c) by messenger. Any such communication must be sent (i) if to the Companies, to the Companies at their address set forth at the beginning hereof to the attention of President (or at such other address as may be furnished in writing by a Company to each holder of any Note) with a copy (which shall not constitute notice) to

                           Burr & Forman LLP
                           3100 South Trust Tower
                           420 North Street
                           Birmingham, Alabama  35283-0719
                           P.O. Box 306
                           Birmingham, Alabama  35201
                           Attn: Gene T. Price, Esq.
                           Telecopy No.: (205) 458-5100

and (ii) if to any Purchaser, at its address set forth in Schedule I attached hereto, with copies (which shall not constitute notice) to

                           Choate, Hall & Stewart
                           Exchange Place
                           53 State Street,
                           Boston, Massachusetts  02109
                           Attention:  Laura C. Glynn, Esq.
                           Telecopy No.:  (617) 248-4000

                           and

                           Parker, Hudson, Rainer & Dobbs
                           1500 Marquis Two Tower
                           285 Peachtree Center Avenue, N.E.
                           Atlanta, GA  30303
                           Attn: Edward Dobbs, Esq.
                           Telecopy No.:  (404) 522-8409

and if to any other holder of any Security, at the address of such holder as it appears on the applicable register maintained pursuant to section 12, or at such other address as may be furnished in writing by you or by any other holder to the Companies. Communications under this section 20 shall be deemed given only when received (a delivery receipt signed by the addressee or an employee or agent of the addressee being conclusive evidence of receipt).

21. Survival of Agreements, Representations and Warranties, etc.

     All agreements, representations and warranties contained herein shall be deemed to have been relied upon by the Purchasers or the Companies, as the case may be, and shall survive the execution and delivery of this Agreement and each of the other Operative Documents, the issue, sale and delivery of the Notes and payment therefor and any disposition of the Notes by any Purchaser, whether or not any investigation at any time is made by any Purchaser or the Companies, as the case may be, or on behalf of any Purchaser or the Companies, as the case may be. The covenants contained in sections 18 and 19 shall survive the date upon which none of the Notes shall be outstanding and the termination of this Agreement and each of the other Operative Documents.

22. Successors and Assigns; Rights of Other Holders.

This Agreement shall bind and inure to the benefit of and be enforceable by the Companies and each of the Purchasers, the respective successors to the Companies and the respective successors and assigns of the Purchasers, and, in addition, shall inure to the benefit of and be enforceable by each holder from time to time of any Notes who, upon acceptance thereof, shall, without further action, be entitled to enforce the applicable provisions and enjoy the applicable benefits hereof and thereof. The Companies may not assign any of their rights or obligations hereunder or under any of the other Operative Documents without the written consent of the Required Holders.

23. Governing Law; Jurisdiction; Waiver of Jury Trial.

     This Agreement and the Notes, including the validity hereof and thereof and the rights and obligations of the parties hereunder and thereunder, and all amendments and supplements hereof and thereof and all waivers and consents hereunder and thereunder, shall be construed in accordance with and governed by the domestic substantive laws of The State of New York without giving effect to any choice of law or conflicts of law provision or rule that would cause the application of the domestic substantive laws of any other jurisdiction. Each Company, to the extent that it may lawfully do so, hereby consents to service of process, and to be sued, in The State of New York and consents to the jurisdiction of the courts of The State of New York and the United States
District Court for the Southern District of New York, as well as to the jurisdiction of all courts to which an appeal may be taken from such courts, for the purpose of any suit, action or other proceeding arising out of any of its obligations hereunder or thereunder or with respect to the transactions contemplated hereby or thereby, and expressly waives any and all objections it may have as to venue in any such courts. Each Company further agrees that a summons and complaint commencing an action or proceeding in any of such courts shall be properly served and shall confer personal jurisdiction if served personally or by certified mail to it at its address referred to in section 20 or as otherwise provided under the laws of The State of New York. Notwithstanding the foregoing, each Company agrees that nothing contained in this section 23 shall preclude the institution of any such suit, action or other proceeding in any jurisdiction other than The State of New York. EACH OF BSC, BSE AND YOU IRREVOCABLY WAIVES ALL RIGHT TO A TRIAL BY JURY IN ANY SUIT, ACTION OR OTHER PROCEEDING INSTITUTED BY OR AGAINST SUCH PARTY IN RESPECT OF ITS OBLIGATIONS HEREUNDER OR THEREUNDER OR THE TRANSACTIONS CONTEMPLATED HEREBY OR THEREBY.

24. Miscellaneous.

     The headings in this Agreement and in each of the other Operative Documents are for purposes of reference only and shall not limit or otherwise affect the meaning hereof or thereof. This Agreement (together with the other Operative Documents) embodies the entire agreement and understanding among you and the Companies and supersedes all prior agreements and understandings relating to the subject matter hereof. Each covenant contained herein and in each of the other Operative Documents shall be construed (absent an express provision to the contrary) as being independent of each other covenant contained herein and therein, so that compliance with any one covenant shall not (absent such an express contrary provision) be deemed to excuse compliance with any other covenant. If any provision in this Agreement or in any of the other Operative Documents refers to any action taken or to be taken by any Person, or which such Person is prohibited from taking, such provision shall be applicable, whether such action is taken directly or indirectly by such Person. In case any provision in this Agreement or any of the other Operative Documents shall be invalid, illegal or unenforceable, to the extent permitted by applicable law, the validity, legality and enforceability of the remaining provisions shall not in any way be affected or impaired thereby. This Agreement and, unless explicitly provided otherwise therein, each of the other Operative Documents, may be executed in any number of counterparts and by the parties hereto or thereto, as the case may be, on separate counterparts but all such counterparts of this Agreement or any other such Operative Document shall together constitute but one and the same instrument.


              [The remainder of this page is left blank intentionally.]

                    Signature Page to Note Purchase Agreement


     If you are in agreement with the foregoing, please sign the form of agreement on the accompanying counterparts of this Agreement, whereupon it shall become a binding agreement under seal among you and each of the Companies. Please then return one of such counterparts to the Companies.

                                Very truly yours,
                                BIRMINGHAM STEEL CORPORATION



                                By: /s/ James A. Todd, Jr.
                                        ------------------
                                        James A. Todd, Jr.
                                        Vice Chairman and Chief
                                        Administrative Officer
                                        Duly Authorized

                                BIRMINGHAM SOUTHEAST, LLC


                                By: /s/ James A. Todd, Jr.
                                        ------------------
                                        James A. Todd, Jr.
                                        Vice Chairman and Chief
                                        Administrative Officer
                                        Duly Authorized

The foregoing Agreement is hereby agreed to as of the date thereof.

BANC OF AMERICA LEASING & CAPITAL, LLC
(as successor to NationsBanc Leasing Corporation)



By: /s/ Dawn L. Kinney
        -------------------------
        Dawn L. Kinney, Principal
        Duly Authorized

ASSOCIATES LEASING, INC. NOW KNOWN
AS CITICAPITAL COMMERCIAL CORPORATION


By: /s/ Garry Stigger
    ------------------
        Garry Stigger, Senior Vice President
        Duly Authorized


THE CIT GROUP/EQUIPMENT FINANCING, INC.


By:  /s/ W. B. Stoebig
     -----------------
         W. B. Stoebig, Vice President - Credit
         Duly Authorized


CITIZENS LEASING CORPORATION


By:  /s/ Anne B. Hemner
     ------------------
         Anne E. Hemner, Vice President
         Duly Authorized



FIFTH THIRD LEASING COMPANY


By:  /s/ William M. Thurman
     ----------------------
         William M. Thurman, Vice President
         Duly Authorized



ICX CORPORATION


By:  /s/  James T. Lovins
     --------------------
          James T. Lovins, Senior Vice President and Treasurer
          Duly Authorized

JOHN HANCOCK LEASING CORPORATION


By:  /s/  David Santom
     -----------------
          David Santom, Vice President
          Duly Authorized



GENERAL ELECTRIC CAPITAL CORPORATION
 AS AGENT FOR SAGE CAPITAL CORPORATION
FKA SAFECO CREDIT COMPANY, INC.


By:  /s/ Kevin G. Wortman
     --------------------
         Kevin G. Wortman, Senior Vice President - Strategic Asset Financing Duly Authorized



TRANSAMERICA EQUIPMENT FINANCIAL
SERVICES CORPORATION


By: /s/ Dan Rouse
    -------------
        Dan Rouse, Vice President
        Duly Authorized

                                                               Exhibit 1(a)

                                  Form of Note

                          BIRMINGHAM STEEL CORPORATION
                            BIRMINGHAM SOUTHEAST, LLC

                         9.0% Note due December 16, 2005

No. [   ]
$[----------]                                             ------- --, ----

     BIRMINGHAM STEEL CORPORATION, a Delaware corporation, and BIRMINGHAM SOUTHEAST, LLC, a Delaware limited liability company (collectively, the "Companies"), for value received, hereby jointly and severally promise to pay to [_________________________], or registered assigns, the principal amount of [_________________________] ($[_______________]), together with all accrued and unpaid interest thereon, on the Maturity Date (as defined in the Note Purchase Agreements hereinafter referred to). Interest will not accrue on this Note prior to the date (the "Interest Commencement Date") which is the earlier of (i) December 28, 2004 and (ii) the date on which the Notes have become due and payable, whether on the Maturity Date, by acceleration or otherwise. Interest shall accrue on this Note from and after the Interest Commencement Date through the date this Note has been paid in full in cash, at a rate per annum equal to 9.0%, compounded monthly (computed on the basis of a 360-day year of twelve 30-day months). The principal amount of this Note plus all accrued and unpaid interest thereon, if any, shall be due and payable in full in cash on the earlier of the Maturity Date and the date, if any, on which the Notes have become due and payable by acceleration or otherwise. In no event shall the amount payable by the Companies as interest on this Note exceed the highest lawful rate permissible under any law applicable hereto. Payments of principal and interest hereon shall be made in lawful money of the United States of America by the method and at the address for such purpose specified in the Note Purchase Agreements hereinafter referred to.

     This Note is one of the Companies' 9.0% Notes due December 16, 2005, in the original aggregate principal amount of $10,000,000, issued pursuant to those certain Note Purchase Agreements dated December 28, 2001 (such agreements, as amended, modified and supplemented from time to time, the "Note Purchase Agreements") among the Companies and the institutional investors named therein, and the holder hereof is entitled to the benefits of the Note Purchase
Agreements and the other Operative Documents referred to in the Note Purchase Agreements and may enforce the agreements contained herein and therein and exercise the remedies provided for hereby and thereby or otherwise available in respect hereof and thereof, all in accordance with the terms hereof and thereof.

     This Note is subject to prepayment only as specified in the Note Purchase Agreements.

     Capitalized terms used herein without definition have the meanings ascribed to them in the Note Purchase Agreements.

     This Note is in registered form and is transferable only by surrender hereof at the principal executive office of the Companies as provided in the Note Purchase Agreements. The Companies may treat the Person in whose name this
Note is registered on the Note register maintained at such office pursuant to the Note Purchase Agreements as the owner hereof for all purposes, and the Companies shall not be affected by any notice to the contrary.

     In case an Event of Default shall occur and be continuing, the unpaid balance of the principal of this Note may be declared and become due and payable in the manner and with the effect provided in the Note Purchase Agreements.

     The parties hereto, including the maker and all guarantors and endorsers of this Note, hereby waive presentment, demand, notice, protest and all other demands and notices in connection with the delivery, acceptance, performance or enforcement of this Note.

     This Note shall be construed in accordance with and governed by the domestic substantive laws of the State of New York without giving effect to any choice of law or conflicts of law provision or rule that would cause the application of domestic substantive laws of any other jurisdiction.



               [The remainder of this page is left blankintentionally.]



         IN WITNESS WHEREOF, the Companies have executed this Note as an instrument under seal as of the date first above written.

                          BIRMINGHAM STEEL CORPORATION

                          By:_______________________________
                          Name:_________________________
                          Title:__________________________


                          BIRMINGHAM SOUTHEAST, LLC

                          By:_______________________________
                          Name:_________________________
                          Title:__________________________

                               FORM OF ASSIGNMENT

                  [To be signed only upon transfer of Note]

     For value received, the undersigned hereby sells, assigns and transfers unto the within Note, and appoints Attorney to transfer such Note on the books of BIRMINGHAM STEEL CORPORATION and BIRMINGHAM SOUTHEAST, LLC with full power of substitution in the premises.

Date:                ,     .



                            ---------------------------
                            (Signature must conform in all respects to name of
                             holder as specified on the face of the Note)


                            Signed in the presence of

                            -----------------------------

Schedule I

                    Schedule of Purchasers - Notice Addresses

Associates Leasing, Inc. Now Known as CitiCapital Commercial Leasing Corporation

Notice Address:
---------------
CitiCapital Commercial Leasing Corporation
300 East Carpenter Freeway
17th Floor
Irving, Texas 75062-2726

Banc of America Leasing & Capital, LLC

Notice Address:
--------------
Banc of America Leasing & Capital, LLC Please see next page for notice information.
CA5-705-04-01
555 California Street, 4th Floor
San Francisco, CA 94104-1503

Citizens Leasing Corporation

Notice Address:
--------------
Citizens Leasing Corporation
c/o Citizens Bank
53 State Street, 9th Floor
Boston, Massachusetts  02108
Attn: Anne R. Hemmer, Vice President

The CIT Group/Equipment Financing, Inc.

Notice Address:
---------------
The CIT Group/Equipment Financing, Inc.
1540 West Fountainhead Parkway
Tempe, Arizona 85285-7248


Fifth Third Leasing Company

Notice Address:
---------------
Fifth Third Leasing Company
38 Fountain Square
Cincinnati, Ohio 45263
Attn: William M. Thurman
Fax No.: (513) 579-6089


ICX Corporation

Notice Address:
---------------
ICX Corporation
3 Summit Park Drive, Suite 200
Cleveland, OHio 44131
Attn:  General Counsel, Senior Vice President and Chief Financial Officer

John Hancock Leasing Corporation

Notice Address:
---------------
Please see next page for notice information
7

General Electric Capital Corporation, as agent for SAGE Capital Corporation, fka SAFECO Credit Company, Inc.

Notice Address:
---------------
SAFECO Credit Company, Inc., a GE Company
10865 Willows Road, N.E. #E-3
Redmond, Washington 98052

Transamerica Equipment Financial Services Corporation

Notice Address:
---------------
Transamerica Equipment Financial Services Corporation
5800 Spectrum, Suite 1100W
Addison, Texas  75001
Attn:  Andrew Fletcher, Esq. Senior Counsel

Notice information for John Hancock Leasing Corporation

All notices shall be sent via fax AND mail according to the instructions below:

-------------------------- ----------------------------------------------------
o Scheduled Payments       John Hancock Leasing Corporation
o Unscheduled Prepayments  200 Clarendon St.
o Notice of Maturity       Boston, MA 02117
                           Attn: President
                           Fax: (617) 572-4799

                           Include:
                           (a) full name, interest rate and maturity date of the
                               Notes or other obligations
                           (b) allocation of payment between principal and
                               interest and any special payment
                           (c) name and address of Bank (or Trustee) from which
                               the wire transfer was sent

-------------------------------------------------------------------------------
o Financial Statements     John Hancock Leasing Corporation
o Certificates of          200 Clarendon St.
  Compliance with          Boston, MA 02117
   financial covenants     Attn: President
                           Fax: (617) 572-4799

-------------------------- -----------------------------------------------------
o Change in Issuer's name, John Hancock Life Insurance Company
  address or principal     200 Clarendon St.
   place of business       Boston, MA 02117
o Change in location of    Attn: Investment Law Division, T-30
   collateral              Fax: (617) 572-9269
o Copy of legal opinions
------------------------------------ ------------------------------------------

                    Schedule of Purchasers - Notes Purchased

Note  Registered in the Name of:                      Principal Amount of Note
      --------------------------
(R-1) Banc of America Leasing & Capital, LLC                      $1,272,200.00
(R-2) Associates Leasing, Inc. Now Known As
        CitiCapital Commercial Leasing Corporation                  $648,184.18
(R-3) Citizens Leasing Corporation                                $1,296,368.36
(R-4) The CIT Group/Equipment Financing, Inc.                     $1,296,368.36
(R-5) Fifth Third Leasing Company                                 $1,296,368.36
(R-6) ICX Corporation                                             $1,296,368.36
(R-7) John Hancock Leasing Corporation                              $949,589.84
(R-8) General Electric Capital Corporation, as agent for SAGE
       Capital Corporation, fka SAFECO Credit Company, Inc.         $648,184.18
(R-9) Transamerica Equipment Financial Services Corporation       $1,296,368.36

                                Table of Contents
                                   (continued)






                                Table of Contents

1.  Authorization of Notes; Other Purchaser....................................1
2.  Sale and Purchase of Securities............................................1
3.  Closing....................................................................2
4.  Conditions to Closing......................................................3
5.  Representations and Warranties.............................................4
6.  Notice of Default..........................................................5
7.  Information................................................................5
8.  Inspection.................................................................5
9.  Purchase for Investment....................................................6
10. Purchase of Notes..........................................................6
11. Payment on Non-Business Days...............................................6
12. Registration, Transfer and Exchange of Notes...............................6
13. Replacement of Securities..................................................7
14. Definitions................................................................7
15. Remedies..................................................................10
16. Amendment and Waiver......................................................13
17. Method of Payment of Securities...........................................14
18. Expenses; Indemnity.......................................................14
19. Taxes.....................................................................14
20. Communications............................................................14
21. Survival of Agreements, Representations and Warranties, etc...............15
22. Successors and Assigns; Rights of Other Holders...........................16
23. Governing Law; Jurisdiction; Waiver of Jury Trial.........................16
24. Miscellaneous.............................................................16

EXHIBIT 2.1


                            ASSET PURCHASE AGREEMENT

                                  BY AND AMONG

                             AMERISTEEL CORPORATION

                            BIRMINGHAM SOUTHEAST, LLC
                                       AND
                          BIRMINGHAM STEEL CORPORATION


                                November 14, 2001

                                TABLE OF CONTENTS
                                                                         Page #

ARTICLE I         PURCHASE AND SALE OF ASSETS..................................2

1.1      Assets, Properties and Business to be Transferred.....................2
1.2      Excluded Assets.......................................................5
ARTICLE II        PURCHASE PRICE, PAYMENT AND ALLOCATION.......................6
2.1      Purchase Price........................................................6
2.2      Determination of Cash Consideration...................................6
2.3      Assumption of Assumed Liabilities.....................................7
2.4      No Other Liabilities Assumed..........................................8
2.5      Settlement Statement, Adjustment Escrow Fund and
           Post-Closing Reconciliation of Purchase Price.......................8
2.6      Allocation of Purchase Price.........................................10
ARTICLE III       CLOSING OF PURCHASE AND SALE................................10
ARTICLE IV        REPRESENTATIONS AND WARRANTIES OF SELLER....................11
4.1      Due Organization, Good Standing and Qualification....................11
4.2      Authority of Seller..................................................11
4.3      Liens and Good Title.................................................13
4.4      Financial Statements.................................................13
4.5      Recent Developments..................................................14
4.6      Litigation...........................................................15
4.7      Taxes  15
4.8      Inventory............................................................16
4.9      Compliance ith Laws..................................................17
4.10     Environmental Matters................................................19
4.11     Contracts and Other Agreements.......................................21
4.12     Real Party Leases....................................................23
4.13     Fixed Assets.........................................................24
4.14     Trade Name and Other Intangibles.....................................24
4.15     Major Suppliers and Customers........................................24
4.16     Labor Relations; Employees...........................................25
4.17     Employee Benefit Plans...............................................26
4.18     Insurance............................................................27
4.19     Warranties...........................................................27
4.20     Key Employees........................................................28
4.21     Purchased Assets Complete............................................28
4.22     Utilities............................................................28
4.23     Broker's or Finder's Fees............................................29
4.24     Products Liability...................................................29
4.25     Disclosure...........................................................29
ARTICLE V         REPRESENTATIONS OF BUYER....................................30
5.1      Existence and Good Standing of Buyer.................................30
5.2      Authority of Buyer...................................................30
5.3      Litigation...........................................................30
5.4      Broker's or Finder's Fees............................................31
5.5      Disclosure...........................................................31
ARTICLE VI        COVENANTS OF SELLER AND BUYER...............................31
6.1      Operation in Ordinary Course.........................................31
6.2      Notice of Events.....................................................33
6.3      Exclusive Dealing....................................................33
6.4      Right of First Refusal...............................................34
6.5      Examinations and Investigations......................................34
6.6      Payment of Seller's Obligations......................................35
6.7      Employee Matters.....................................................35
6.8      Consents; Cooperation................................................36
6.9      Further Assurances...................................................37
6.10     Bulk Transfer Laws...................................................37
6.11     Publicity............................................................37
6.12     Collection of Accounts Receivable....................................38
6.13     Outstanding Vacation Benefits........................................39
6.14     Customer Rebates.....................................................39
6.15     Utility and Other Prorations.........................................39
6.16     Fees and Expenses....................................................39
6.17     Duty to Update Schedules.............................................40
6.18     HSR Act  40
6.19     Consummation of Lease Agreements.....................................41
6.20     Environmental Restrictions...........................................41
ARTICLE VII CONDITIONS PRECEDENT TO THE OBLIGATION OF BUYER TO CLOSE..........41
7.1      Representations and Covenants........................................41
7.2      Seller's Assurances and COBRA Compliance.............................42
7.3      Condition of Property, Plant and Equipment; Location of
            Purchased Assets..................................................42
7.4      Environmental Status of Facility.....................................42
7.5      Litigation...........................................................42
7.6      Governmental Permits and Approvals...................................43
7.7      Resolutions..........................................................43
7.8      Good Standing Certificates, etc......................................43
7.9      Third Party Consents.................................................43
7.10     Estoppel Certificates................................................44
7.11     Opinions of Seller's Counsel.........................................44
7.12     No Material Adverse Change...........................................44
7.13     Lenders Consent......................................................44
7.14 Agreements With Lessors..................................................44
ARTICLE VIII      CONDITIONS PRECEDENT TO THE OBLIGATION OF SELLER TO CLOSE...45
8.1      Representations and Covenants........................................45
8.2      Litigation...........................................................45
8.3      Governmental and Third Party Permits and Approvals...................45
8.4      Resolutions..........................................................46
8.5      Good Standing Certificates, etc......................................46
8.6      Opinion of Buyer's Counsel...........................................46
8.6      Lender Consent.......................................................46
-------------------------------------------------------------------------------
ARTICLE IX CONDITIONS PRECEDENT TO THE OBLIGATION OF THE PARTIES TO CLOSE.....46
ARTICLE X         ACTIONS TO BE TAKEN AT THE CLOSING..........................48
10.1     Instruments of Conveyance............................................48
10.2     Instruments of Assumption............................................48
10.3     Closing Settlement Statement.........................................48
10.4     Adjustment Escrow Agreement and Indemnification Escrow Agreement.....48
10.5     Closing Certificate of Seller........................................49
10.6     Closing Certificate of Buyer.........................................49
10.7     Open Orders..........................................................49
10.8     Other Documents and Certificates.....................................49
ARTICLE XI SURVIVAL OF REPRESENTATIONS AND WARRANTIES; INDEMNIFICATION........50
11.1     Survival of Representations and Warranties...........................50
11.2     Indemnity Agreement of Seller........................................51
11.3     Indemnification Escrow Fund..........................................52
11.4     Indemnity Agreement of Buyer.........................................53
11.5     Indemnification Procedure............................................54
ARTICLE XII       TERMINATION OF AGREEMENT....................................56
12.1     Termination..........................................................56
12.2     Survival 57
ARTICLE XIII      COVENANTS AGAINST COMPETITION...............................57
13.1     RestrictiveCovenants.................................................57
13.2     Protection of Confidential Information...............................58
13.3     Remedies 59
13.4     Definitions..........................................................59
ARTICLE XIV       MISCELLANEOUS...............................................60
14.1     Gender...............................................................60
14.2     Business Day.........................................................60
14.3     Notices..............................................................60
14.4     Rights of Third Parties..............................................62
14.5     Entire Agreement.....................................................62
14.6     Right to Open Mail...................................................62
14.7     Headings............................................................ 63
14.8     Governing Law........................................................63
14.9     Parties in Interest..................................................63
14.10    Counterparts.........................................................63
14.11    Amendments...........................................................63
14.12    Severability.........................................................64
14.13    Interpretation.......................................................64
14.14    Waivers and Consents.................................................64
14.15    Article and Section References.......................................64
14.16    Attorneys' Fees......................................................65
14.17    Joint and Several Liability..........................................65
14.18    Arbitration..........................................................65
         -----------------------------------------------------------------------

                                LIST OF EXHIBITS


Description                                                 Section Reference
-----------                                                 -----------------
A        Legal Description of Facility                           Recitals
B        Assignment and Bill of Sale                                  1.1
C        Accounts Payable Detail as of July 31, 2001                  2.2
D        Seller's Wire Transfer Instructions                          2.2
E        Assignment and Assumption Agreement                          2.3
F        Adjustment Escrow Agreement                                  2.5(a)
G        Allocation of Purchase Price                                 2.6
H        intentionally omitted                                        n/a
I        Form of opinion of Seller's counsel                         7.11
J        Form of opinion of Buyer's counsel                           8.6
K        Indemnification  Escrow Agreement                           11.3

                                LIST OF SCHEDULES


Schedule Description

1.1(g)            Intellectual Property Rights
1.1(i)            Licenses and Permits
1.1(k)            Industrial Development Bonds
1.2(h)            Excluded Assets
2.3               Other Assumed Obligations
4.2               Authority of Seller
4.3               Permitted Liens
4.4               Seller Financial Documents
4.5               Recent Developments
4.6               Litigation
4.7               Taxes
4.9(a)            Compliance with Laws
4.9(b)            Permit
4.10(a)           Environmental Permits
4.10 (c)          Compliance With Environmental Laws and Permits
4.10 (d)          Outstanding or Pending Orders
4.10(e)           Underground Storage Tanks
4.10(g)           Impoundments, Lagoons
4.11              Contracts
4.12              Real Property Leases
4.13              Fixed Assets
4.14              Trade Name and Other Intangibles
4.15              Major Suppliers and Customers
4.16              Labor Relations; Employees
4.17(a)           Employee Benefit Plans
4.18              Insurance
4.19              Warranties
4.20              Key Employees
4.24              Products Liability
6.7               Employee Matters
7.6               Governmental Permits and Approvals as to Seller
7.9               Third Party Consents
8.3               Governmental and Third Party Permits and Approvals as to Buyer

                             INDEX OF DEFINED TERMS


Defined Term                                              Section Reference


AAA                                                                14.18(b)
Adjustment Escrow Agreement                                          2.5(a)
Adjustment Escrow Fund                                               2.5(a)
Agreement                                                          Preamble
Assignment and Assumption Agreement                                     2.3
Assignment and Bill of Sale                                             1.1
Assumed Liabilities                                                     2.3
Assumed Payables                                                        2.2
Big 5 Accounting Firm                                                   2.2
Birmingham Southeast                                               Preamble
Birmingham Steel                                                   Preamble
Buyer                                                              Preamble
Buyer's Documents                                                       5.2
Cash Consideration                                                      2.2
Claims                                                                 11.2
Closing                                                         Article III
Closing Date                                                    Article III
Closing Settlement Statement                                         2.5(a)
Code                                                                    2.6
Competing Business                                                  13.4(b)
Competitive Product                                                 13.4(c)
Confidential Information                                            13.4(a)
Continuous Caster Lease                                          Article IX
Contracts                                                              4.11
Development Authority Equipment Lease                            Article IX
Development Authority Leases                                     Article IX
Development Authority Real Property Lease                        Article IX
Disputed Purchase Price Amount                                       2.5(a)
Employee Plan/Agreement                                             4.17(a)
Employee Plans/Agreements                                           4.17(a)
Environmental Claim                                                    4.10
Environmental Law                                                      4.10
Environmental Permits                                                  4.10
Equipment Leases                                                 Article IX
ERISA                                                               4.17(a)
Excluded Assets                                                         1.2
Facility                                                           Recitals
Fixed Assets                                                           4.13
GAAP                                                                    2.2
Governmental Authority                                                 4.10
Hazardous Materials                                                    4.10
HSR Act                                                                 4.2
Indemnification Escrow Agreement                                       11.3
Indemnification Escrow Fund                                            11.3
Indemnitee                                                          11.5(a)
Indemnitor                                                          11.5(a)
Inventory                                                            1.1(a)
Laws                                                                 4.9(a)
Liens                                                                   4.3
Material                                                                4.5
Material Adverse Change                                                 4.5
Material Adverse Effect                                                 4.5
Materially                                                              4.5
Modified Schedules                                                     6.17
Notice of Claim                                                     11.5(a)
Other Assumed Obligations                                               2.3
Permits                                                              4.9(b)
Product                                                                4.19
Products Liability                                                     4.24
Purchased Assets                                                        1.1
Purchased Inventory Value                                               2.2
Rolling Mill Lease                                               Article IX
Seller                                                             Preamble
Seller Facility Accounts Receivable                                    6.12
Seller Financial Documents                                              4.4
Seller's Documents                                                      4.2
Tax Returns                                                             4.7
Taxes                                                                   4.7
Territory                                                           13.4(e)

12
CORP/834477.6
                            ASSET PURCHASE AGREEMENT

     This Asset Purchase Agreement (this "Agreement") is dated as of the 14th day of November, 2001, by and among AMERISTEEL CORPORATION, a Florida corporation, or an assign thereof as permitted by Section 13.9 below ("Buyer"), BIRMINGHAM SOUTHEAST, LLC, a Delaware limited liability company ("Birmingham Southeast") and BIRMINGHAM STEEL CORPORATION, a Delaware corporation (Birmingham Steel"). Birmingham Southeast and Birmingham Steel are jointly and severally referred to in this Agreement as "Seller".

                              W I T N E S S E T H :
                               - - - - - - - - - -

     WHEREAS, Seller is engaged in the business of the manufacture and distribution of various steel products from facilities located at 384 Old Grassdale Road, N.E. Cartersville, Bartow County, Georgia and more particularly described on Exhibit A annexed hereto (the "Facility"); and

     WHEREAS, Buyer wishes to purchase from Seller and Seller wishes to sell, transfer, assign, convey and deliver to Buyer the Purchased Assets pertaining to the Facility as set forth in this Agreement; and

     WHEREAS, Seller wishes to transfer and assign to Buyer, and Buyer is willing to receive and assume from Seller the Assumed Liabilities pertaining to the Facility as set forth in this Agreement;

     NOW, THEREFORE, for and in consideration of the premises and the mutual covenants and agreements contained herein and other good and valuable consideration, the receipt, adequacy and sufficiency of which are hereby acknowledged, the parties hereto covenant and agree as follows:



                                    ARTICLE I
                           PURCHASE AND SALE OF ASSETS


1.1 Assets, Properties and Business to be Transferred. Subject to the terms and conditions of this Agreement, and on the basis of the representations, warranties, covenants and conditions hereinafter set forth, at the Closing Seller shall sell, transfer, assign, convey and deliver to Buyer, and Buyer shall purchase from Seller, substantially all of the net working capital assets, certain production facilities, and other assets of Seller (other than the Excluded Assets) used in or usable at or by the Facility as follows:



     (a) all raw material inventories, work-in-process, finished products, mill rolls, alloys, refractories, operating supplies (including those supplies relating to tooling and similar items) located at the Facility or otherwise owned, used or assembled by Seller in connection with the business conducted at the Facility to the extent included in the Purchased Inventory Value (the "Inventory"); and



     (b) all packaging material, parts, furnishings, fixtures, machinery, rolling stock, equipment, furniture, office supplies, maintenance and operating supplies and spare parts for such machinery and equipment and other tangible personal property, including but not limited to leasehold improvements; and



     (c) all tools, shop supplies, tooling and similar items owned or used by Seller in connection with the operations at the Facility; and



     (d) all of the books and records of Seller (including but not limited to all customer, distributor, dealer and supplier lists) relating to the business conducted at the Facility and (to the extent permitted by law) records relating to the employment of persons employed at the Facility immediately prior to the Closing which Buyer has elected to hire immediately subsequent to the Closing as provided in Section 6.7 below, together with all of the prints, blueprints, written specifications, work standards and manufacturing, assembling and process information relating to the business conducted at the Facility whether in electronic or tangible form (provided, however, that to the extent that any of the foregoing also relates to business of Seller conducted both at the Facility and other facilities or operations of Seller, then the foregoing shall be construed to be Buyer's right to a complete and accurate copy thereof as of the Closing Date,; and


     (e) any security deposits held by Seller relating to the business conducted at the Facility (including but not limited to any customer down payments for work-in-process); and



     (f) all claims and rights against third parties of Seller under manufacturers' and vendors' warranties, guarantees or similar obligations relating to the other items included in the Purchased Assets to the extent such claims and rights are transferable; and



     (g) all intellectual property rights, if any, with regard to the business of Seller conducted at the Facility and set forth in Schedule 1.1(g) annexed hereto; and



     (h) all of Seller's rights under those commitments, customer orders, leases, contracts, supplier contracts and purchase orders and other agreements relating to the Facility, but only to the extent the foregoing are identified as part of the Assumed Liabilities; and



          (i) all right, title, and interest of Seller in and to all certificates of occupancy and other transferable licenses, permits and authorizations of governmental or quasi-governmental agencies and authorities or private parties relating to the construction, use, operation or enjoyment of other items included in the Purchased Assets including but not limited to the Permits listed in Schedule 1.1(i) annexed hereto (and if any of the foregoing are not transferable, they shall be identified as such in Schedule 1.1(i)); and



          (j) all right, title and interest of Seller in and to all bonds or deposits made by Seller with any governmental or quasi-governmental agencies or authorities or with any utility company or third party relating to the Facility or construction, use, operation and enjoyment of the items included in the Purchased Assets; and



          (k) all right, title and interest of Seller in and to any industrial development bonds owned by or issued to Seller and which were issued in connection with the operations of the Facility, including but not limited to those industrial development bonds set forth in Schedule 1.1(k) annexed hereto; and



               (l) to the extent not included in the foregoing, all assets of Seller used in or usable at or by the Facility in connection with the melt shop, rolling mill and continuous casting operations conducted at the Facility.



The foregoing are collectively referred to in this Agreement as the "Purchased Assets." All of the Purchased Assets will be transferred free and clear of any and all encumbrances as more particularly provided in Section 4.3 below. At the Closing, the Purchased Assets will be transferred and delivered to Buyer pursuant to the terms of this Agreement together with an assignment and bill of sale in substantially the form attached hereto as Exhibit B (the "Assignment and Bill of Sale").



1.2      Excluded  Assets.

Unless expressly identified in Section 1.1 above, the following assets of Seller are excluded from this transaction:


     (a)  cash and cash equivalents of Seller; and

     (b)  all accounts receivable of Seller; and

     (c)  all Inventory not included in the Purchased Inventory Value; and

     (d)  any asset of Seller not  pertaining  to the operation of the Facility;
          and

     (e) the minute books and corporate and limited liability company records of Birmingham Southeast and Birmingham Steel; and

     (f)  inventory located at or consigned to Butler Manufacturing Company; and

     (g) assets located at facilities of Seller other than the Facility, and necessary for and used by Seller's operations at these other facilities (provided, however, that this Subsection (g) shall not diminish Buyer's rights under Subsection 1.1(d) above as to Buyer's right to complete and accurate copies as of the Closing Date of those items described in Subsection 1.1(d) above); and

     (h)  those  assets,  if any,  listed on  Schedule  1.2(h)  annexed  hereto.


The foregoing are collectively referred to as the "Excluded Assets."

                                   ARTICLE II

                     PURCHASE PRICE, PAYMENT AND ALLOCATION

     2.1 Purchase Price. In full consideration for the purchase by Buyer of the Purchased Assets, Buyer will pay the Cash Consideration, and assume the Assumed Liabilities at the Closing.



     2.2 Determination of Cash Consideration. Immediately prior to the Closing, Buyer, with the cooperation of Seller, will take an inventory of all raw material, work-in-process, finished products, mill rolls, alloys, refractories and operating supplies (including those supplies relating to tooling and similar items) inventories located at the Facility or otherwise owned, used or assembled by Seller in connection with the business conducted at the Facility (other than consigned inventory, including but not limited to inventory located at or consigned to Butler Manufacturing Company). The inventory so counted shall be valued in accordance with Seller's existing inventory valuation practices and generally accepted accounting principles, consistently applied ("GAAP"). If Buyer disputes Seller's existing inventory valuation practices, Ernst & Young LLP shall determine whether such practices are contrary to GAAP and if so, shall determine the necessary modifications to bring such practices into compliance with GAAP. Ernst & Young LLP shall be referred to in this Agreement (for any purpose for which the involvement of such firm is called for) as the "Big 5 Accounting Firm". Unless otherwise agreed to by the parties, the Big 5 Accounting Firm thus selected shall be the sole public accounting firm utilized in this Agreement for the resolution of disputes for which involvement of an independent accountant is so provided by the terms of this Agreement. The value of the inventory as thus determined shall be referred to hereafter as the "Purchased Inventory Value." Next, the value of the accounts payable relating to the Facility for the following categories shown on the Facility's "Accounts Payable Detail" sheet as of July 31, 2001 (a copy of which is attached hereto as Exhibit C) shall be determined by Buyer with the cooperation of Seller, also in accordance with Seller's existing accounting practices and GAAP:



                            Accounts Payable - Trade

                           Goods Received Not Invoiced

                          Accounts Payable - Affiliates

                                Accrued Utilities

                            Accrued Taxes & Licenses

                            Accrued Freight Expenses

                             Other Accrued Expenses

                              Accrued Mill Services

                             Deferred Rent - Current
                          Allowance For Annual Repairs



If Buyer disputes Seller's existing valuation practices, the Big 5 Accounting Firm shall determine whether such practices are contrary to GAAP and if so, shall determine the value in accordance with GAAP. The value of these payables, as thus determined, shall be the "Assumed Payables." Subject to funding the Indemnification Escrow Fund (as more particularly set forth in Section 11.3 below), Buyer will pay Seller at the Closing the sum equal to the Purchased Inventory Value, less the Assumed Payables, less the amount of Three Million Forty-Seven Thousand Eight Hundred Seventeen Dollars ($3,047,817.00) and less any credits due Buyer pursuant to Section 6.13, 6.14 and 6.15 hereof (the "Cash Consideration"). Subject to Section 2.5 below with regard to disputes as to the amount of the Cash Consideration, the Cash Consideration shall be paid to Seller at the Closing by wire transfer of immediately available funds pursuant to the wire transfer instructions set forth in Exhibit D hereto.



2.3 Assumption of Assumed Liabilities. In addition to the payment of the Cash Consideration, at the Closing Buyer will assume (i) the Assumed Payables and
(ii) those specific obligations owed by Seller to its customers, vendors, suppliers and other third parties relating to Seller's business at the Facility and expressly set forth in Schedule 2.3 annexed hereto (the "Other Assumed Obligations"). The Assumed Payables together with the Other Assumed Obligations are collectively referred to as the "Assumed Liabilities". At the Closing, the Assumed Liabilities will be assigned by Seller and assumed by Buyer pursuant to the terms of this Agreement together with an assignment and assumption agreement in substantially the form attached hereto as Exhibit E (the "Assignment and Assumption Agreement").



2.4 No Other Liabilities Assumed. Except for the Assumed Liabilities, Buyer will have no liability or responsibility for any other liability of Seller whatsoever, whether arising out of or relating to the Facility, the Purchased Assets or otherwise. In furtherance but not in limitation of the foregoing, Buyer will not be assuming and will have no liability or responsibility for any of the following:



     (a) except as set forth in Schedule 2.3, obligations owed by Seller to its customers, vendors or suppliers whether or not arising under written contract, purchase order or otherwise; and


     (b)  liabilities for taxes; and


     (c) any employee related liabilities, including but not limited to "COBRA" responsibilities arising through the Closing Date; and


     (d)  any other contingent or non-balance sheet liabilities.


2.5 Settlement Statement, Adjustment Escrow Fund and Post-Closing Reconciliation of Purchase Price. As stated above, the calculation of the Cash Consideration and Assumed Payables shall be made at the Closing. This calculation shall be set forth as part of a settlement statement to be prepared by Buyer and signed by the parties in connection with the Closing deliveries (the "Closing Settlement Statement"). The parties acknowledge the possibility that (i) it may not be possible to determine a definitive value for the Purchased Inventory and/or the Assumed Payables at the Closing (and hence the Cash Consideration), and that
(ii) Seller may not agree with other valuations determined by Buyer for the Closing Settlement Statement. Accordingly, Buyer and Seller agree on the following procedure:


     (a) If Seller disagrees with the valuations determined by Buyer for the Closing Settlement Statement as to the Cash Consideration, and if the net amount in disagreement is less than Five Hundred Thousand Dollars ($500,000), then the Closing shall nevertheless occur with this amount (the "Disputed Purchase Price Amount") reflected on the Closing Settlement Statement and paid by Buyer, in cash, by wire transfer of immediately available funds into an escrow fund (the "Adjustment Escrow Fund") to be held pursuant to the terms of an Adjustment Escrow Agreement in substantially the form attached hereto as Exhibit F (the "Adjustment Escrow Agreement"). The resolution of the Disputed Purchase Price Amount shall be as provided in Subsection 2.5(c) below.


     (b) Within thirty (30) calendar days subsequent to the Closing Date, Buyer will provide to Seller, Buyer's final determination of the Cash Consideration as of the Closing Date, and any adjustments necessary to the Closing Settlement Statement. Seller will review these determinations and adjustments and inform Buyer, in writing, of its agreement or disagreement with such determinations and adjustment within fifteen (15) calendar days following its receipt of such determinations and adjustments from Buyer. If Seller is providing notice of disagreement,  then  the  nature  of  such  disagreement  shall  be  given  with reasonable specificity. Seller's failure to provide timely notice of its agreement or disagreement shall be deemed to constitute Seller's agreement with the determinations and adjustments provided by Buyer. If Seller agrees with Buyer's final determination and adjustments, then the parties shall promptly execute an amendment to the Closing Settlement Statement which shall henceforward be deemed to be the definitive Closing Settlement Statement for all purposes. Any adjustments in the Cash Consideration due to a party shall first be paid by release of the requisite amount of the Adjustment Escrow Funds (if any) to the applicable party or parties, and then in cash by the applicable party to the other party. As a non-exclusive example, if the final adjustments and determination show that only a portion of the Disputed Purchase Price Amount which was deposited by Buyer into the Adjustment Escrow Fund is actually due to Seller, then the portion of the Disputed Purchase Price Amount which the parties agree is owed to Seller shall be paid to Seller from the Adjustment Escrow Fund, and the balance of the Adjustment Escrow Fund shall be returned to Buyer. As an additional non-exclusive example, if the final adjustments and determinations as agreed to by the parties show that the Cash Consideration paid by Buyer directly to Seller at the Closing was in excess of what should have been paid, then (i) all of the Adjustment Escrow Fund (including interest earned thereon) shall be returned to Buyer and (ii) the amount of the excess shall be promptly refunded by Seller to Buyer, in cash.



     (c) In the event that Seller provides to Buyer a timely notice of disagreement with Buyer's calculations of its determination of the Cash Consideration and adjustments to the Closing Settlement Statement as provided in Subsection 2.5(b) above, then Seller and Buyer shall discuss the disagreement, and if they are unable to reach an agreement as to all aspects of the calculations and adjustments within fifteen (15) calendar days after Buyer's receipt of the notice of Seller's disagreement, then the Big 5 Accounting Firm shall make the calculations of the Cash Consideration, adjustments to the Closing Settlement Statement, and amounts to be distributed from the Adjustment Escrow Fund (if applicable). The Big 5 Accounting Firm's determination shall be final and binding on all parties. The cost of such determination shall be borne equally by Seller and Buyer.



2.6 Allocation of Purchase Price. The parties hereto acknowledge and agree that the transactions contemplated hereunder must be reported in accordance with
Section 1060 of the Internal Revenue Code of 1986, as amended (the "Code"). The parties hereto agree to report the transactions contemplated hereunder in a manner consistent with Exhibit G hereto.

                                   ARTICLE III
                          CLOSING OF PURCHASE AND SALE

The closing of the purchase and sale provided for herein (the "Closing") shall take place at the offices of Smith, Gambrell & Russell, LLP Suite 3100, 1230 Peachtree Street, N.E., Atlanta, Georgia 30309, beginning at 10:00 A.M. on third
(3rd) business day after all conditions to the Closing specified in Articles VII and VIII have been fulfilled but in no event later than December 31, 2001 (other than for matters which are by necessity to be completed at the Closing), or at such other time and place as the parties shall mutually agree upon (the "Closing Date").


                                   ARTICLE IV
                    REPRESENTATIONS AND WARRANTIES OF SELLER

As an inducement to Buyer entering into this Agreement and consummating the transactions contemplated hereby, and with the knowledge that Buyer shall rely thereon, Seller makes the following representations and warranties to Buyer, each of which is true and correct on the date hereof and will be true and correct as of the Closing Date, shall be unaffected by any investigation heretofore or hereafter made by Buyer, or any knowledge of Buyer, and shall survive the Closing of the transactions as provided for in Section 10.1 below. All statements and information contained in any certificate, instrument, schedule or document delivered by or on behalf of Seller shall be deemed representations or warranties by Seller.


4.1 Due Organization, Good Standing and Qualification Birmingham Steel is a corporation duly organized, validly existing and in good standing under the laws of the State of Delaware. Birmingham Southeast is a limited liability company duly organized, validly existing and in good standing under the laws of the State of Delaware. Birmingham Steel has the corporate (and Birmingham Southeast has the limited liability company) power and lawful authority to carry on their business as now being conducted, and to own or lease and operate their properties and assets as now owned, leased, or operated by them. Birmingham Steel and Birmingham Southeast are, respectively, duly qualified or otherwise authorized as a foreign corporation or a foreign limited liability company to transact business in the State of Georgia.


4.2 Authority of Seller. Birmingham Steel has all requisite corporate (and Birmingham Southeast has all requisite limited liability company) power and authority to execute and deliver this Agreement and the other agreements required to be executed and delivered by it hereunder (this Agreement and such other agreements being hereinafter called the "Seller's Documents") and to carry out the transactions contemplated hereby. The Seller's Documents are valid and binding agreements of Seller, enforceable against Seller in accordance with their respective terms. Except as set forth in Schedule 4.2 annexed hereto, and except for compliance with the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the "HSR Act") no consent, authorization or approval of, or declaration, filing or registration with, any governmental or regulatory authority, or any consent, authorization or approval of any other third party, is necessary in order to enable Seller to enter into and perform its obligations under the Seller's Documents, and neither the execution and delivery of the Seller's Documents nor the consummation of the transactions contemplated thereby will:


     (a) conflict with, require any consent under, result in the violation of, or constitute a breach of any provision of the Articles or Certificate of Incorporation or By-Laws of Birmingham Steel, or the Articles of Organization or Operating Agreement of Birmingham Southeast;


     (b) conflict with, require any consent under, result in the violation of, constitute a breach of, or accelerate the performance required on the part of Seller by the terms of, any evidence of indebtedness or agreement to which Seller is a party, in each case with or without notice or lapse of time or both, including any mortgage or deed of trust or other agreement creating a Lien to which any property of Seller is subject, or permit the termination of any such agreement by another person, other than any of the foregoing which would not constitute a Material Adverse Effect upon the Purchased Assets or Buyer's use and enjoyment thereof subsequent to the Closing.


     (c) result in the creation or imposition of any Lien on any property or asset of Seller constituting any portion of the Purchased Assets;

     (d) accelerate, or constitute an event entitling, or which would, on notice or lapse of time or both, entitle the holder of any indebtedness of Seller to accelerate the maturity of any such indebtedness;


     (e) conflict with or result in the breach or violation of any writ, judgment, order, injunction, decree or award of any court or governmental body or agency or arbitration tribunal that is binding on Seller;

     (f) constitute a violation by Seller of any statute, law or regulation of any jurisdiction (other than such violation which would not constitute a Material Adverse Effect upon the Purchased Assets or Buyer's use and enjoyment thereof subsequent to the Closing; or


     (g) violate or cause any revocation of or limitation on any Permit, other than such revocation or limitation which would not constitute a Material Adverse Effect upon the Purchased Assets or Buyer's use and enjoyment thereof subsequent to the Closing.


4.3 Liens and Good Title . At the Closing, Buyer will receive good and marketable title to all of the Purchased Assets free and clear of all mortgages, liens (statutory or otherwise), security interests, claims, pledges, licenses, equities, options, conditional sales contracts, assessments, levies, easements, covenants, reservations, restrictions, rights-of-way, exceptions, limitations, charges or encumbrances of any nature whatsoever (collectively, "Liens") other than those Liens disclosed in Schedule 4.3 annexed hereto, and other than those Liens which would not constitute a Material Adverse Effect upon the Purchased Assets or Buyer's use and enjoyment thereof subsequent to the Closing.


4.4 Financial Statements. Seller has heretofore furnished Buyer with (i) true and complete copies of the unaudited balance sheet and accounts payable detail as of July 31, 2001 together with the other financial statements of Seller's business at the Facility, true and correct copies of which are attached hereto as Schedule 4.4 annexed hereto (the "Seller Financial Documents"). The Seller Financial Documents, including any footnotes thereto, have been prepared in accordance with GAAP for the periods indicated thereon. The Seller Financial Documents fairly present the financial condition of Seller for the periods indicated. All aspects of the net working capital assets are reflected on the Seller Financial Documents in accordance with GAAP.


4.5 Recent Developments. Except as set forth on Schedule 4.5 annexed hereto, since July 31, 2001 there has not been, and no fact or condition is contemplated by Seller or threatened, or to the knowledge of Seller otherwise exists, which would be reasonably expected to cause any Material Adverse Change in or to (i) the Purchased Assets, (ii) the Assumed Liabilities, or (iii) the business historically conducted at the Facility, other than changes in the ordinary course of business the effect of which, individually or in the aggregate, do not have a Material Adverse Effect on (i) the Purchased Assets, (ii) the Assumed Liabilities, or (iii) the business historically conducted at the Facility. For purposes of this Agreement a matter shall not be deemed to have a "Material Adverse Effect" or a "Material Adverse Change" unless it involves an adverse change of more than $500,000 individually, or $500,000 in the aggregate as to gross revenue items and $250,000 individually, or $250,000 in the aggregate as to all other items, and a matter shall not be deemed "Material" (inclusive of the term "Materially") unless it involves more than $500,000 individually, or $500,000 in the aggregate as to gross revenue items and $250,000 individually or $250,000 in the aggregate as to all other items. This aggregate threshold amount of $500,000 for gross revenue items and $250,000 as to all other items is collectively for all matters under this Agreement subject to a Materiality test, and shall not be applied duplicatively. Except as set forth on Schedule 4.5 annexed hereto, since July 31, 2001 and with regard to the Facility or the business conducted by Seller at the Facility, there has not been any notice of termination of any Material agreement given by a third party to Seller or any relinquishment by Seller of any rights of Material value, or any Material
Adverse Change in the relations of Seller with its key employees, lessors, customers, suppliers, or others having business relations with Seller concerning the Facility. Except as set forth on Schedule 4.5 annexed hereto, since July 31, 2001 and with regard to the Facility or the business conducted by Seller at the Facility, there has not been any claim against Seller for, or any liability incurred by Seller in respect of, any damages or alleged damages for any actual or alleged negligence or other tort, breach of contract or violation of property rights.


4.6 Litigation. Except as set forth in Schedule 4.6 annexed hereto, there is no action, suit, proceeding at law or in equity by any person or entity, or any arbitration, investigation, or any administrative or other proceeding by or before any governmental, quasi-governmental or other instrumentality or agency, pending, or, to the knowledge of Seller, threatened, against or affecting Seller with regard to any of the Purchased Assets, or relating to any of the business conducted at the Facility or any of the Assumed Liabilities which if adversely decided, would have a Material Adverse Effect upon (i) the Purchased Assets,
(ii) the Assumed Liabilities, (iii) the business conducted at the Facility, (iv) Buyer's use and enjoyment of the Purchased Assets, or (v) the transactions contemplated by this Agreement. Seller does not know of any valid basis for any of the foregoing. Seller is not subject to any judgment, order or decree entered in any lawsuit or proceeding which would have a Material Adverse Effect upon (i) the Purchased Assets, (ii) the Assumed Liabilities, (iii) the business conducted at the Facility, (iv) Buyer's use and enjoyment of the Purchased Assets, or (v) the transactions contemplated by this Agreement.

4.7 Taxes. Seller has filed or caused to be filed, within the times and within the manner prescribed by law, all Tax Returns which are required to be filed by, or with respect to, the business and assets of Seller relating to the Facility. To the best of Seller's knowledge, such Tax Returns are true, correct and complete in all Material respects, reflect accurately all liability for Taxes of Seller for the period covered thereby. All Taxes or other amounts shown as owing thereon or otherwise due from or payable by Seller have been fully paid or adequately disclosed and fully provided for by adequate reserves on the books and on the Seller Financial Documents, and as of the Closing Date all Tax Returns required to be filed by Seller prior to such date will have been filed and all amounts shown as owing thereon will have been paid, and Seller has no liability for the Taxes of any other person by contract as a successor or transferee, except for and only to the extent of the "Accrued Taxes and Licenses" comprising the Assumed Payables. Except as set forth in Schedule 4.7 annexed hereto, there has been no prior examination of any Tax Return of Seller and no such examination or investigation is in progress, and Seller has not received any notice advising it of the commencement of an examination or investigation of any Tax Return. Except as set forth on Schedule 4.7 annexed hereto, there are no outstanding agreements or waivers in effect with respect to any Tax Returns including any agreements or waivers extending the statutory period of limitations applicable to any Tax Return or permitting the deferral of the assessment or payment of any Taxes now due to be paid or assessed to any future period. Seller has delivered to Buyer true, correct and complete copies of all franchise and sales and use Tax Returns and reports filed by Seller with respect to the Facility and all agreements, consents, waivers and elections relating to such Tax Returns. For purposes of this Agreement, "Taxes" shall mean all Federal, state, local and foreign income, gross receipts, profits, windfall profits, capital gains, franchise, sales, use, license, occupation, property, property transfer, capital stock, premium, excise, employment, payroll, withholding, estimated, severance, stamp, environmental, customs duties, franchise, social security, unemployment, disability, sales, use, registration, value added, alternative or add-on minimum and other taxes, assessments or governmental charges of any nature, kind or character, and including any interest, additions to tax and penalties thereon, whether disputed or not; and "Tax Returns" shall mean all returns, declarations, reports and forms, claims for refunds, or information returns and reports relating to Taxes, including any schedule or attachment thereto, and including any amendments thereof.

4.8 Inventory. Except to the extent reflected or reserved against on the Seller Financial Documents, the Inventory comprising the Purchased Assets consists of, and as of the Closing Date will consist of, products which are of a quality and quantity usable and saleable in the ordinary course of business as presently conducted by Seller at the Facility and at prices generally prevailing in the marketplace for such goods at the time of their sale in the ordinary course of business. Such Inventories do not exceed the level of Inventory customarily maintained by Seller in the ordinary course of its business for the time period involved. The amounts at which inventory is carried on Seller Financial Documents are determined in accordance with GAAP and Seller's existing inventory practices. Seller has consistently used the first in first out method of accounting for its inventory (including the Inventory). The books and records of Seller relating to the Inventory are complete and up to date.

4.9      Compliance with Laws.

     (a) Except as set forth on Schedule 4.9(a) annexed hereto, Seller with regard to its operation of the Facility (including each and all of its respective operations, practices, properties, real or personal, owned or leased, and assets used in or usable by Seller's business conducted at the Facility whether or not comprising the Purchased Assets) is and has been in compliance with all applicable federal, state, local and foreign laws, ordinances, orders, rules and regulations (collectively, "Laws"), including, without limitation, those applicable to discrimination in employment, the Americans with Disabilities Act, occupational safety and health, trade practices, competition and pricing, product warranties, zoning, building and sanitation, employment, retirement and labor relations, and product advertising, except where the failure to be in compliance would not have a Material Adverse Effect upon the Purchased Assets or Buyer's use and enjoyment thereof subsequent to the Closing. Any real property owned or leased by Seller used in or usable by Seller's business conducted at the Facility is unconditionally zoned a classification that allows its current use, and such zoning is not being challenged by legal process, and no change or modification thereof is being sought by any person or entity, including, without limitation, governmental or quasi-governmental authorities. Except as set forth on Schedule 4.9(a) annexed hereto, neither Seller nor, to the knowledge of Seller, any landlord of Seller, has received notice of any proceeding, inquiry, investigation, violation or alleged violation of, or is subject to liability (whether accrued, absolute, contingent, direct or indirect) for past or continuing violation of any Laws. To the knowledge of Seller, no event has occurred or conditions or state of facts exists that is reasonably likely to give rise to any violation of any Laws. Seller has received no notice of any past violations of such Laws that could result in future claims against Buyer or the Facility, and Seller knows of no basis therefor. All reports and returns required to be filed by Seller with any governmental authority have been filed and were accurate and complete when filed, other than such reports or returns where the failure to file, or any inaccurate or incomplete filing, would not have a Material Adverse Effect upon the Purchased Assets or Buyer's use and enjoyment thereof subsequent to the Closing. Without limiting the generality of the foregoing:

     (i) the operation of the business at the Facility as now conducted does not, nor does any condition existing at the Facility in any manner constitute a breach or violation of any lease or other agreement governing the use of such Facilities in compliance with all Laws, or a nuisance or other tortious interference with the rights of any person or persons in such a manner as to give rise to or constitute the grounds for a suit, action, claim or demand by any such person or persons seeking compensation or damages or seeking to restrain, enjoin or otherwise prohibit any aspect of the conduct of such business or the manner in which it is now conducted;

     (ii) Seller has made all required payments to its unemployment compensation reserve accounts with the appropriate governmental departments of the states where it is required to maintain such accounts, and each of such accounts has a positive balance; and

     (iii)Seller has delivered to Buyer copies of all reports of Seller for the past three (3) years required under the federal Occupational Safety and Health Act of 1970, as amended, and under all other applicable health and safety laws and regulations. The deficiencies, if any, noted on such reports have been corrected.

     (b) Seller has all licenses, permits, franchises, concessions, approvals, authorizations and consents of all governmental and regulatory authorities and all certification organizations required for the conduct of the business at the Facility (collectively "Permits") which are Materially necessary for the operation of the Facility, or where the failure to have such Permit would not have a Material Adverse Effect upon the Purchased Assets or Buyer's use and enjoyment thereof subsequent to the Closing. All such Permits are described on
Schedule 4.9(b) annexed hereto, are in full force and effect, and will not be affected or made subject to loss, limitation or any obligation to reapply as a result of the transactions contemplated hereby except as set forth on Schedule 4.9(b), other than any of the foregoing listed in this sentence which would not have a Material Adverse Effect upon the Purchased Assets or Buyer's use and enjoyment thereof subsequent to the Closing. Except as set forth on Schedule 4.9(b), Seller (including its operations, properties, whether owned or leased, and assets) is and has been in compliance with all such Permits. Seller has not received any notice of non-renewal of any Permit.

4.10 Environmental Matters. Other than matters that would not have a Material Adverse Effect, Seller represents and warrants the following:

     (a) Schedule 4.10(a) sets forth all Environmental Permits required under the Environmental Laws applicable to the ownership and operation of the Facility.

     (b) Seller has not been notified in writing by any Governmental Authority that any Environmental Permit may be modified, suspended, reissued or revoked or may not be renewed or otherwise obtained in the ordinary course of business.

     (c) Except as provided in Schedule 4.10(c), the Facility is in compliance with all applicable Environmental Laws and Environmental Permits and there are no Superfund liens, claims, charges, arbitrations, actions, suits or proceedings pending, or to the knowledge of Seller, threatened, against or affecting the Facility before any tribunal or court in law or equity, or before any Governmental Authority with respect to Environmental Laws or Environmental Permits.

     (d) Except as provided in Schedule 4.10(d), there are no outstanding or pending orders (unilateral or by consent), decrees, notices of violation, fines or penalties affecting the Facility under the Environmental Laws as of the Closing Date.

     (e) Except as provided in Schedule 4.10(e), prior to December 2, 1996 to the knowledge of Seller, and since December 2, 1996 no underground storage tanks used for the storage of Hazardous Materials are located on the Facility; prior to December 2, 1996 to the knowledge of Seller, and since December 2, 1996 there has not been a spill, leak, discharge or disposal of the contents of any underground storage tank to soils or groundwater.

     (f)  Prior to  December  2,  1996 to the  knowledge  of  Seller,  and since
December 2, 1996 no spill, release, disposal, burial or placement of any Hazardous Material on, upon, into or from the Facility requires remedial action under any Environmental Law or Environmental Permit.

     (g) Except as provided in Schedule 4.10 (g), there are no surface impoundments, lagoons, injection wells, waste piles or landfills at the Facility that have been used to treat, store or dispose of Hazardous Materials.

     (h) Seller has not received any notice that the Facility has been listed or is proposed for listing on the "Hazardous Site Inventory" maintained by the State of Georgia.

     (i) For purposes of this Agreement, all representations and warranties made by Buyer which address environmental matters or Environmental Laws are contained solely in this Section 4.10 and no other provision of this Agreement shall be interpreted to include any representation or warranty which addresses an environmental matter.

As used herein,

"Environmental Claim" means any and all administrative, regulatory or judicial actions, orders, decrees, suits, demands, demand letters, directives, claims, Liens, investigations, proceedings or notices of noncompliance, potential responsibility or violation by any Governmental Authority or other person asserted against the Seller or any of its subsidiaries alleging liability of any Seller arising out of, based on or relating to (i) the presence, release or threatened release of, or exposure to, any Hazardous Materials at the Facility, or (ii) circumstances forming the basis of any violations or alleged violation of any Environmental Law or Environment Permit.

"Environmental Permits" means all permits, licenses, registrations, approvals (including waivers, exemptions and amendments) and other authorizations required to be held by Seller under the Environmental Laws.

"Environmental Law" means any foreign, multinational, federal, state, provincial or local statute, law, constitutional provision, judgement, decree, order, regulation, ordinance or rule relating to pollution, the protection of the environment, or the storage, management, treatment, disposal, release, or threat of a release of Hazardous Materials in the environment.

"Governmental Authority" means any government or governmental, regulatory or other administrative agency, commission, body, court, entity or authority (whether federal, state, local, foreign or other).

"Hazardous Materials" means all hazardous, toxic, explosive, or radioactive substances or materials, wastes, pollutants and contaminants including without limitation, petroleum, petroleum distillates and derivatives, asbestos and asbestos containing materials, and all other substances of any nature regulated pursuant to any Environmental Law.

4.11 Contracts and Other Agreements. Schedule 4.11 annexed hereto sets forth a complete and accurate list of all of the following contracts and other agreements oral or written to which Seller is a party or by or to which it or its assets or properties are bound or subject and which are related to and Material to Seller's business at the Facility as presently conducted (the
"Contracts"): (i) The Other Assumed Obligations, (ii) contracts and other agreements with Seller or any current or former officer, director, employee, consultant, agent or other representative or with any person or entity in which any of the foregoing has an interest, including any "Affiliate" or "Associate" of such person or entity, as such terms are defined in the Securities Act of 1933 and the rules and regulations published thereunder; (iii) contracts and other agreements with any labor union or association representing any employee;
(iv) contracts and other agreements for the supply to any person of all or a portion of such person's requirements of a product sold by Seller; (v) contracts and other agreements for the sale of any of its assets or properties other than in the ordinary course of business or for the grant to any person of any preferential rights to purchase any of its assets or properties; (vi) joint venture and partnership agreements; (vii) contracts or other agreements under which Seller agrees to indemnify any party or to share tax liability of any party; (viii) contracts or other agreements of guaranty or relating to matters of suretyship to which Seller is a party or by which its assets or properties are subject or bound, (ix) contracts and other agreements calling for an aggregate purchase price, or payments in any one year, of more than Fifty Thousand Dollar ($50,000) excluding purchase or sales orders entered into by Seller as a purchaser or a seller in the ordinary course of business; (x) contracts and other agreements that cannot be cancelled without liability, premium or penalty upon thirty (30) days' notice; (xi) contracts and other agreements with customers or suppliers for the sharing of fees, the rebating of charges or other similar arrangements; (xii) contracts and other agreements containing obligations or liabilities of any kind to holders of Seller's securities as such (including, without limitation, an obligation to register any of such securities under any federal or state securities laws); (xiii) contracts and other agreements containing covenants of Seller not to compete in any line of business or with any person in any geographical area or covenants of any other person or entity not to compete with Seller in any line of business or in any geographical area; (xiv) contracts and other agreements relating to the acquisition by Seller of any operating business or the capital stock of any other person, corporation or other entity; (xv) contracts or agreements, including options, for the purchase of any asset, tangible or intangible, for any aggregate purchase price of more than Fifty Thousand Dollars ($50,000);
(xvi) contracts and other agreements requiring the payment to any person of a royalty, override or similar commission or fee; (xvii) contracts and other agreements relating to the borrowing of money by Seller or subjecting any assets or properties of Seller to security interests, Liens or other liabilities or obligations, or (xviii) any contract or other agreement not made in the ordinary course of business, or (xix) any other material contract or other agreement whether or not made in the ordinary course of business. There have been delivered or made available to Buyer true and complete copies of all of the written Contracts. All of such Contracts are valid and binding upon Seller in accordance with their terms, and Seller has performed in all material respects all contractual obligations required to be performed by it to date and is not in default under any such Contracts and has not taken any action which constitutes or with notice or lapse of time or both would constitute a default under such Contracts, except for defaults under Contracts, if any, which singly or in the aggregate, do not have a Material Adverse Effect. To the best knowledge of Seller, no other party to any such Contract is in default in the performance of its obligations thereunder or has taken any action which constitutes, or with notice or lapse of time or both would constitute, a Material breach or anticipatory Material breach thereof. Except as separately identified on
Schedule 4.11, no approval or consent of any person is needed in order that the Contracts comprising the Purchased Assets or the Other Assumed Obligations continue in full force and effect following the consummation of the transactions contemplated by this Agreement. As used in this Agreement, the term "contract" or "agreement" includes any written or oral agreement, commitment, understanding or arrangement to which Seller is a party with respect to the business of Seller or by which Seller's assets are bound.

4.12 Real Property Leases. Schedule 4.12 annexed hereto is a complete and accurate list of any real property lease to which Seller is a party that relates to the Facility. Each such lease is in full force and effect. Seller has performed in all material respects all obligations on its part to be performed to date under said leases and is current with respect to the payment of all rents and other charges due thereunder and its use and occupancy of the demised premises which are the subject matter of such leases does not violate any of the terms of such leases, is in conformity with all applicable Laws and is not violative of the conditions of any of Seller's policies of insurance. No lessor or landlord under any lease is in Material default in the performance of its obligations thereunder and Seller has not received notice from any such lessor or landlord of its intention to exercise any option thereunder which would terminate Seller's use or occupancy of the demised premises under such lease. Except as specifically disclosed in Schedule 4.12, the consummation of the transactions contemplated hereby will not require the consent of the applicable lessor or landlord.

4.13 Fixed Assets. Except as set forth on Schedule 4.13 annexed hereto all machinery, equipment, tools, furniture, leasehold improvements, trade fixtures, vehicles, structures, or any related capitalized items and other tangible property Material to the operation of the business of Seller at the Facility (the "Fixed Assets") are either included as part of the Purchased Assets or are leased by Seller pursuant to the Rolling Mill Lease or the Continuous Caster Lease. The Fixed Assets are, in all Material respects, in good operating condition and repair, subject to normal wear and tear from normal use thereof, and Seller has not received notice that any of the Fixed Assets is in violation of any existing Law. Except as set forth on Schedule 4.13, during the past three
(3) years there has not been any significant interruption of the operations of Seller at the Facility due to inadequate maintenance of the Fixed Assets.

4.14 Trade Name and Other Intangibles. Except as set forth on Schedule 4.14 annexed hereto, no person or entity, other than Seller, has asserted any rights under or in respect of, and to the knowledge of Seller, no person is infringing or otherwise acting adversely with respect to Seller's rights under or in respect of, the intellectual property rights set forth on Schedule 1.1(g) hereof. To the knowledge of Seller, Seller is not infringing or otherwise acting adversely to the right of any person under or in respect to any patent, license, trademark, trade name, service mark, copyright or similar intangible right and there is no claim for damages or any proceeding pending, or to the knowledge of Seller threatened against Seller, with respect thereto.

4.15 Major Suppliers and Customers. With regard to the operations of the Facility and except as disclosed on Schedule 4.15, Seller has no unwritten commitment to buy any goods or services in amounts which exceed customary needs of Seller or at prices which exceed prevailing market prices, and Seller has no unwritten commitment to supply any goods or services at prices below Seller's customary prices or profit margins. Schedule 4.15 also accurately identifies which of the items so disclosed are part of the Other Assumed Obligations. Seller has no knowledge or reason to believe that any supplier or customer listed in Schedule 4.15 will refrain from transacting business with Buyer for the goods and services produced or rendered by the Facility subsequent to the Closing.

4.16 Labor Relations; Employees. Other than amounts which have not yet become payable in accordance with Seller's customary practices, which will be paid in a timely manner (including payment subsequent to the Closing for all work performed through the Closing Date) and with regard to Seller's operations at the Facility, (a) Seller has paid in full to its employees employed at the Facility all wages, salaries, commissions, bonuses and other direct compensation for all services performed by them to date hereof, and (b) Seller has paid, or will pay in a timely manner, all severance pay, if any, and benefits, FICA, withholding taxes and vacation pay, if any, for all of its employees and is not subject to any claim for non-payment or non-performance of any of the foregoing. Seller is in material compliance with all federal, state and local laws and regulations respecting employment and employment practices, terms and conditions of employment and wages and hours with regard to its operations at the Facility. There is no unfair labor practice complaint against Seller, with regard to its operations at the Facility, pending before the National Labor Relations Board or any comparable state or local agency. There is no labor strike, dispute, slowdown or stoppage pending, or to the knowledge of Seller, threatened, against Seller, with regard to its operations at the Facility. Except as set forth on
Schedule 4.16 annexed hereto, no grievance which might have a Material Adverse Effect or proceeding alleging discriminatory practices is pending and no claim therefor has been asserted against Seller, with regard to its operations at the Facility. Except as set forth on Schedule 4.16 annexed hereto and with regard to Seller's operations at the Facility, no collective bargaining representative is certified to represent any group of employees of Seller under the Labor-Management Relations Act of 1947; no petition for election of a collective bargaining representative for all or any portion of the business of Seller is pending or in respect of any other group of employees; Seller is not aware of any organizational effort or campaign by any labor union that affects or might affect employment of any employee of Seller; and Seller is not a party to any collective bargaining agreement with respect to any of its employees at the Facility.

4.17     Employee Benefit Plans.

     (a) Schedule 4.17(a) sets forth all pension, thrift, savings, profit sharing, retirement, incentive bonus or other bonus, medical, dental, life, accident insurance, benefit, employee welfare, disability, group insurance, stock purchase, stock option, stock appreciation, stock bonus, executive or deferred compensation, hospitalization and other similar fringe or employee benefit plans, programs and arrangements, and any employment or consulting contracts, "golden parachutes," collective bargaining agreements, severance agreements or plans, vacation and sick leave plans, programs, arrangements and policies, including, without limitation, all "employee benefit plans" (as defined in Section 3(3) of the Employee Retirement Income Security Act of 1974, as amended ("ERISA")), all employee manuals and all written or binding oral statements of policies, practices or understandings relating to employment, which are provided to, for the benefit of, or relate to, any persons employed by Seller at the Facility. The items described in the foregoing sentence are hereinafter sometimes referred to collectively as "Employee Plans/Agreements," and each individually as an "Employee Plan/Agreement." True and correct copies of all the Employee Plans/Agreements, including all amendments thereto, have heretofore been provided to Buyer. No Employee Plan/Agreement is a "multiemployer plan" (as defined in Section 401 of ERISA), and Seller has never contributed or been obligated to contribute to any such multiemployer plan.

     (b) There have been no  "prohibited  transactions"  within  the  meaning of
Section 406 or 407 of ERISA or Section 4975 of the Code for which a statutory or administrative exemption does not exist with respect to any Employee Plan/Agreement, and no event or omission has occurred which would subject Buyer or any of the Purchased Assets to any liability under ERISA or the Code.

     (c) With respect to each Employee Plan/Agreement, (i) all payments due from Seller to date have been made and (ii) all amounts properly accrued to date as liabilities of Seller which have not been paid have been properly recorded on the books of Seller.

     (d) Buyer will incur no liability for any Employee Plan/Agreement of Seller in connection with the execution of this Agreement, the Closing of the transaction contemplated hereby, or the operation of the Facility subsequent to the Closing.

4.18 Insurance. Schedule 4.18 annexed hereto sets forth a list and brief description (specifying the insurer, the policy number or covering note number with respect to binders and the amount of any deductible, describing each pending claim thereunder of more than $50,000, setting forth the aggregate amounts paid out under each such policy through the date hereof and the aggregate limit, if any, of the insurer's liability thereunder) of all policies or binders of fire, liability, product liability, workmen's compensation, vehicular, unemployment and other insurance held by or on behalf of Seller with regard to the Facility. Seller has paid all premiums due thereon and is not in default with respect to any provision contained in any such policy or binder. Except for claims set forth on Schedule 4.18, there are no outstanding unpaid claims under any such policy or binder. Seller has received no written notice of cancellation or non-renewal of any such policy or binder. Seller has received no notice from any of their insurance carriers that any insurance premiums will be increased in the future or that any insurance coverage listed on Schedule 4.18 will not be available in the future on the same terms as now in effect.

4.19 Warranties. Schedule 4.19 annexed hereto sets forth a list of all standard written warranties which are currently in effect and provided by Seller in connection with the sale or distribution of its products, copies of which warranties have been furnished to Buyer. Except as set forth on Schedule 4.19,
(i) no claims are pending or to Seller's knowledge threatened against Seller for product liability with respect to products sold by Seller which were manufactured at or shipped from the Facility, (ii) Seller has not received any written communications from or citations or decisions by any governmental or regulatory body that any product manufactured, marketed or distributed at any time by Seller in connection with its operations at the Facility ("Product") is defective or fails to meet any standards promulgated by any such governmental or regulatory body where such defect or failure can reasonably be expected to result in future claims against Buyer and (iii) there has been no recall ordered by any such governmental or regulatory body with respect to any Product. To the knowledge of Seller, there is no (i) fact relating to any Product that is reasonably likely to impose upon Seller or Buyer a duty to recall any Product or a duty to warn customers of a defect in any Product, or (ii) latent or overt manufacturing or other material defect in any Product.

4.20 Key Employees. Schedule 4.20 annexed hereto sets forth the name and total annual compensation from Seller of each current employee, consultant or agent of Seller whose current annual rate of compensation is in the top twelve (12) of all such employees, consultants or agents of Seller at the Facility (measured for the last twelve full calendar months or annualized if for a period of less than twelve full calendar months) and which could reasonably be considered a key employee at the Facility. Seller has not made a commitment or agreement to increase the compensation or to modify the conditions or terms of employment of any such person, except increases occurring in the customary practices or in accordance with existing employment agreements or plans. None of such persons has communicated to Seller or to any of its officers or directors that such person intends to cancel or otherwise terminate such person's employment at the Facility as a result of the consummation of the transactions contemplated hereby.

4.21 Purchased Assets Complete. The Purchased Assets constitute all of the material assets and rights used by Seller in the conduct of its business at the Facility (exclusive of the Excluded Assets).

4.22 Utilities. All utilities that are required for the full and complete occupancy and use of the Facility for the purposes for which such properties are presently being used by Seller, including, without limitation, electric, natural gas, water, sewer, telephone, and similar services, have been connected and are in good working order. As of the Closing Date, Seller will have paid all charges for such utilities, including, without limitation any "tie-in" charges or connection fees except for those charges that will not become due until after the Closing Date and that are to be prorated between Buyer and Seller pursuant to Section 6.15 hereof.

4.23 Broker's or Finder's Fees. No agent, broker, person or firm acting on behalf of Seller is, or will be, entitled to any commission or broker's or finder's fees from any of the parties hereto, or from any person controlling, controlled by or under common control with any of the parties hereto, in connection with any of the transactions contemplated herein.

4.24 Products Liability. Except as set forth on Schedule 4.24, Seller has no notice, and has no knowledge that the owner and operator of the Facility (Seller or Buyer, as applicable) is or may reasonably be expected to be subject to any Material Products Liability arising at any time with respect to any product manufactured or distributed by Seller on or before the Closing Date. For the purposes of this Agreement, "Products Liability" means any liability to which Seller or its successors or assigns (or Buyer or any affiliate thereof and their respective successors or assigns) may become subject insofar as such liability is based upon, arises out of or is otherwise in respect of any express or implied representation, warranty, agreement or guaranty to a customer, user or purchaser made or claimed to have been made by Seller or arising out of or due to, or asserted to be arising out of or due to, any product manufactured or distributed by Seller prior to the Closing Date.

4.25 Disclosure. No representation or warranty by Seller in this Agreement, nor any statement, certificate, schedule or exhibit hereto furnished or to be furnished by or on behalf of Seller pursuant to this Agreement, nor any document or certificate delivered to Buyer by Seller pursuant to this Agreement or in connection with transactions contemplated hereby, contains or shall contain any untrue statement of material fact or omits or shall omit a material fact necessary to make the statements contained therein not misleading.

                                    ARTICLE V
                            REPRESENTATIONS OF BUYER

5.1 Existence and Good Standing of Buyer. Buyer is a corporation duly organized, validly existing and in good standing under the laws of the State of Florida. Buyer has full corporate power and corporate authority to make, execute, deliver and perform this Agreement, and this Agreement has been duly authorized and approved by all required corporate action of Buyer.

5.2 Authority of Buyer. Buyer has all requisite corporate power and authority to execute and deliver this Agreement and the other agreements required to be executed and delivered by it hereunder (this Agreement and such other agreements being hereinafter called the "Buyer's Documents") and to carry out the transactions contemplated hereby. The Buyer's Documents will be valid and binding agreements of Buyer enforceable against Buyer in accordance with their respective terms. No consent, authorization or approval of, or declaration, filing or registration with, any governmental or regulatory authority, or any consent, authorization or approval of any other third party, is necessary in order to enable Buyer to enter into and perform its obligations under the Buyer's Documents, and neither the execution and delivery of Seller's Documents nor the consummation of the transactions contemplated thereby will conflict with, result in a violation of, or constitute a breach of any provision of the Certificate of Incorporation or By-Laws of Buyer.

5.3 Litigation. There is no claim, action, proceeding or investigation pending or threatened against or relating to Buyer before any court or governmental or regulatory authority or body with respect to which there is a substantial possibility of a determination which would (a) have a Material Adverse Effect on the operations or financial condition of Buyer, or (b) prevent or delay the transactions contemplated by this Agreement; and Buyer is not subject to any outstanding order, writ, injunction or decree which (x) materially affects its operations or (y) would prevent or delay the transactions contemplated by this Agreement.

5.4 Broker's or Finder's Fees. No agent, broker, person or firm acting on behalf of Buyer is, or will be, entitled to any commission or broker's or finder's fees from any of the parties hereto, or from any person controlling, controlled by or under common control with any of the parties hereto, in connection with any of the transactions contemplated herein.

5.5 Disclosure. No representation or warranty by Buyer in this Agreement, nor any statement, certificate, schedule or exhibit hereto furnished or to be furnished by or on behalf of Buyer pursuant to this Agreement, nor any document or certificate delivered to Seller by Buyer pursuant to this Agreement or in connection with transactions contemplated hereby, contains or shall contain any untrue statement of material fact or omits or shall omit a material fact necessary to make the statements contained therein not misleading.

                                   ARTICLE VI
                          COVENANTS OF SELLER AND BUYER

Seller and Buyer hereby represent and covenant as follows:

6.1 Operation in Ordinary Course. From the date hereof to the Closing Date, Seller shall, with regard to its operations at the Facility (i) conduct its business only in the ordinary course and in substantially the same manner as conducted as of July 31, 2001, (ii) preserve its business organization intact and use reasonable efforts to retain the services of its present key employees, purchasing and sales personnel and representatives, (iii) use reasonable efforts to preserve its favorable relation with its employees, customers, suppliers and others having business relations with it, (iv) comply with all Laws in all Material respects, (v) not enter into, amend in any Material respect or terminate any Material lease, contract, or agreement absent the written consent of Buyer (and as to any such lease, contract, or agreement which is not Material, to only do so in the ordinary course of business), (vi) conduct its business in such a manner so that the representations and warranties contained in Article IV shall continue to be true and correct on and as of the Closing Date as if made on and as of the Closing Date, (vii) refrain from incurring any Material liability or obligation of any nature (whether accrued, absolute, contingent or otherwise), except in the ordinary course of business, (viii) prevent any of the Purchased Assets from being subjected to any Lien, (ix) refrain from selling, transferring, encumbering or otherwise disposing of any of the Purchased Assets as reflected in Seller Financial Documents except product Inventory sold in the ordinary course of business or other inventory consumed in the ordinary course, (x) maintain all of the property, plant and equipment at the Facility that is included as part of the Purchased Assets in good operating condition, normal wear and tear excluded, (xi) refrain from making or permitting any amendment or termination of any Material contract, agreement or license which is included within the Purchased Assets or Other Assumed Obligations absent the prior written consent of Buyer (and as to any of the foregoing in this clause (xi) which is not Material, to only do so in the ordinary course of business), (xii) refrain from entering into any Material agreement or arrangement granting any preferential rights to purchase any of Seller's assets or properties which constitute any of the Purchased Assets or requiring the consent of any party to the transfer and assignment of any of Seller's assets or properties which constitute any of the Purchased Assets (and as to any of the foregoing in this clause (xii) which is not Material, to only do so in the ordinary course of business), (xiii) refrain from granting any increase in the rate of wages, salaries, bonuses or other remuneration of any employee, except in the ordinary course of business, (xiv) refrain from canceling or waiving any claims or rights of substantial value, (xviii) refrain from making any change in any method of accounting or auditing practice, or (xix) refrain from agreeing, whether or not in writing, to do any of the foregoing.

6.2 Notice of Events. Prior to the Closing, Seller shall promptly notify Buyer of (i) any event, occurrence, transaction or other item which would have been required to have been disclosed on any Schedule hereunder, had such event, occurrence, transaction or item existed on the date hereof, other than items arising in the ordinary course of business which would not render any representation or warranty of Seller false or incorrect, and (ii) any lawsuits, claims, proceedings or investigations which after the date hereof are threatened or commenced against Seller or any officer, director, employee, consultant, agent or shareholder of Seller with respect to the affairs of Seller relating to the Facility.

6.3 Exclusive Dealing. During the period from the date of this Agreement to the Closing Date, neither Seller nor any of its representatives, directors, officers, stockholders, agents or affiliates will (i) entertain or discuss a possible sale, lease or other disposition of the Facility or any of the Purchased Assets thereof or any material business opportunity (individually or collectively) historically engaged in by Seller at the Facility or any interest therein with any other party or provide any information to any other party in connection therewith other than as required in the discharge of the fiduciary duties of Birmingham Steel's Board of Directors under Delaware law and with prior notice to Buyer, or (ii) disclose to any other party (other than Ivaco, Inc., Seller's lenders, and as required for compliance with the HSR Act and securities laws applicable to Birmingham Steel) the contents of this Agreement or the details of the transactions set forth herein. In addition but not in substitution of the exclusivity provisions of this Section, Seller acknowledges the substantial resources that Buyer has and will continue to expend to work towards the consummation of this transaction, and that Buyer may forego or defer other strategic opportunities in the interim. Accordingly, as a material inducement to Buyer entering into this Agreement, expending the resources necessary to work towards the consummation of this transaction, and Buyer's possible foregoing or deferring of other strategic opportunities, Seller agrees that if it sells or transfers all or a material part of the Facility or its assets, or transfers or sells Birmingham Southeast or a material interest therein to any third party (or enters into an agreement (including a term sheet, memorandum of understanding, letter of intent or similar document) to do any of the foregoing) on or before June 30, 2002, and where the anticipated consideration is greater than the consideration to be paid under Article II of this Agreement, then Seller will owe Buyer the sum of Three Million Dollars ($3 million); provided, however, that such fee shall be payable only if Seller actually closes such transaction (even if such closing occurs after June 30, 2002). The foregoing will not be payable by Seller if Buyer terminates this Agreement without cause. Seller acknowledges and agrees that this sum represents the reasonable value of the effort that Buyer will expend in this transaction (a determination of an exact value being difficult or impossible to calculate), that this sum is not a penalty or forfeiture of any kind, and that Buyer would not have entered into this Agreement but for Seller's agreement with this provision.

6.4 Right of First Refusal. In the event that prior to the Closing, (i) Seller terminates this Agreement without cause, and (ii) within one (1) year subsequent to the date of termination Seller receives an offer from a third party, which Seller is willing to accept, for the acquisition of all or a material part of the Facility or its assets, or the acquisition of Birmingham Southeast or a material interest therein, then prior to such offer being accepted, Seller shall provide prompt written notice to Buyer of such offer, including all terms thereof. Then, in addition to (and not in election of) any other remedy available to Buyer, Buyer shall have fifteen (15) days following its receipt of such notice from Seller to notify Seller that it will effect such purchase on the terms contained in the offer, in which case Seller will enter into the transaction with Buyer on such terms. In the event that Buyer fails to deliver to Seller notice of its exercise of this right of first refusal prior to midnight on the fifteenth (15th) day (such delivery to be in conformity with Section 13.3 below), then this right of first refusal shall expire.

6.5 Examinations and Investigations. Prior to the Closing Date, Seller agrees that Buyer shall be entitled, through its employees and representatives, including, without limitation, Smith, Gambrell & Russell, LLP and Buyer's accountants, to make such investigation of the assets, properties, business and operations of Seller relating to the Facility and the business of Seller conducted therefrom, and such examination of the books, records and financial condition of Seller relating to the Facility and the business of Seller conducted therefrom, as Buyer wishes. Any such investigation and examination shall be conducted at reasonable times and under reasonable circumstances with reasonable notice and in accordance with Seller's normal operating schedule, and Seller shall cooperate fully therein. No investigation by Buyer shall diminish or obviate any of the representations, warranties, covenants or agreements of Seller under this Agreement. In order that Buyer may have full opportunity to make such business, accounting and legal review, examination or investigation as it may wish of the business and affairs of Seller, Seller shall furnish, and shall cause Seller to furnish, the representatives of Buyer during such period with all such information and copies of such documents concerning the affairs of Seller as such representatives may reasonably request and cause its officers, employees, consultants, agents, accountants and attorneys to cooperate fully with such representatives in connection with such review and examination. If this Agreement terminates, Buyer and its respective affiliates shall keep confidential and shall not use in any manner any information or documents obtained from Seller concerning its assets, properties, business and operations, for a period of twenty-four (24) months. If this Agreement terminates, any documents obtained from Seller shall be returned to Seller or destroyed.

6.6 Payment of Seller's Obligations. With the exception of the Assumed Liabilities, Seller covenants to pay, fulfill, perform, and discharge as and when the same are due, all indebtedness, payables, duties and obligations of every and any nature whatsoever arising from the acts and omissions of Seller, its business activities and transactions whether relating to the Facility or otherwise, and from any state of facts in existence prior to the Closing which could in any way give rise to a claim against Buyer, its assets, or the Purchased Assets.

6.7 Employee Matters. Seller and Buyer contemplate that this Agreement will not interrupt operations at the Facility and that Buyer will continue to operate the Facility after Closing with substantially the same workforce Seller employed at the Facility on the date of Closing. From the date hereof through the Closing Date, Seller will provide Buyer with the opportunity to conduct interviews and extend offers of employment to the employees of Seller who are employed at the Facility. On or prior to the Closing, Buyer shall provide Seller with a list of such employees that Buyer desires to employ at the Facility. Effective as of the Closing, Seller will release all such employees except the employees listed on
Schedule 6.7 annexed hereto, such that they will be available for hire by Buyer. All employer responsibilities arising prior to such release pursuant to the Worker Adjustment and Retraining Notification Act (and any other applicable law, rule or regulation pertaining to the termination of any of its employees) shall be the responsibility of Seller, and Seller agrees to discharge all such responsibilities. Nothing herein express or implied confers upon any employee or former employee of Seller any right to become employed by Buyer or to continue in Buyer's employment for any period. Nothing herein express or implied confers upon any employee or former employee of Seller any rights or remedies of any nature, kind or character whatsoever under or by reason of this provision. Seller covenants to hold Buyer harmless from and against all direct and indirect costs, expenses and liabilities of any sort arising from or relating to any claims by or on behalf of present or former employees of Seller employed at the Facility in respect to any and all matters arising or incurred prior to the release of employees contemplated hereby and in respect to severance pay or termination pay and similar obligations relating to the termination of such employees' employment with Seller. Buyer covenants to hire sufficient numbers of Seller's personnel at the Facility such that Seller shall not have been subject to the notification requirements of the Worker Adjustment and Retraining Notification Act in connection with the transactions contemplated hereby. In addition, Buyer covenants to hold Seller harmless from and against all direct and indirect costs, expenses and liabilities of any sort arising from or relating to any claims by or on behalf of employees hired by Buyer at the Facility (and which arise out of the course and scope of their employment by Buyer), where the claim is against Buyer, and the claim first accrues subsequent to the hiring of the applicable employee by Buyer.

6.8      Consents; Cooperation.

     (a) Seller will use its reasonable efforts and Buyer will provide reasonable cooperation to Seller such that Seller may obtain all consents that may be required from parties to those Contracts listed on Schedule 4.11 annexed hereto and those leases listed on Schedule 4.12 annexed hereto which are being assigned to Buyer by Seller either as part of the Purchased Assets or the Other Assumed Obligations. In addition, Seller will provide reasonable cooperation to Buyer with regard to Buyer's efforts to buy-out or assume the Rolling Mill Lease, the Continuous Caster Lease, the Development Authority Equipment Lease and the Development Authority Real Property Lease as defined and set forth in
Section 7.5 below.

     (b) Buyer and Seller will cooperate with each other and will cause their respective officers, employees, agents, auditors and representatives to cooperate with each other to ensure the orderly transition of ownership of the Purchased Assets and Other Assumed Obligations from Seller to Buyer and to minimize any disruption to the business being conducted at the Facility that might result from the transfer contemplated hereby.

6.9 Further Assurances. Seller covenants and agrees that from and after the Closing it will execute, deliver and acknowledge (or cause to be executed, delivered and acknowledged), from time to time at the request of Buyer and without further consideration, all such further instruments and take all such further action as may be reasonably necessary or appropriate to transfer more effectively to Buyer, or to perfect or record Buyer's title to or interest in or to enable Buyer to use, the Purchased Assets, or otherwise to confirm or carry out the provisions and intent of this Agreement.

6.10 Bulk Transfer Laws. Buyer agrees to waive compliance with any applicable bulk transfer laws.

6.11 Publicity. Prior to the Closing neither Seller nor Buyer, nor their respective affiliates, shareholders or representatives will make any press release or public announcement concerning the existence of this Agreement or of the transactions contemplated hereby without the prior written approval of the other parties hereto, except as required by law, regulation, or stock exchange rule; provided that any party required to make a press release or public announcement pursuant to law, regulation or stock exchange rule shall give prior notice to the other party and a reasonable opportunity for the other party to review and comment on such press release or public announcement.

6.12 Collection of Accounts Receivable. Buyer will agree to act as Seller's agent to collect Seller's accounts receivable that exist on the Closing Date related to the Facility (the "Seller Facility Accounts Receivable") provided that Buyer's activities (i) would not include pursuing any trade debtors for the judicial collection of any disputed or delinquent accounts receivable or (ii) continuing to collect any accounts receivable that remain outstanding more than one hundred twenty (120) days subsequent to the Closing. To the extent Buyer receives any payments on such accounts receivable (including but not limited to payments based on the sale of consigned inventory), Buyer will promptly remit such amounts to Seller. Upon the expiration of the one hundred twenty (120) day period, Buyer shall return any data and information relating to the Seller Facility Accounts Receivable to Seller. Seller agrees to notify Buyer, in writing, of all amounts Seller receives on a daily basis from the Seller
Facility Accounts Receivable. To the extent Seller receives any payments pertaining to the operations of the Facility that are not part of the Seller Facility Accounts Receivable, or that are due Buyer on accounts receivable that arise after the Closing Date, Seller will promptly remit them to Buyer, in cash and without charge. For purposes of determining whether any payments received by a party belong to Buyer or Seller, if the remittance advice accompanying such payment specifies that it is for a particular invoice, then the payment belongs to the party (Buyer or Seller, as applicable) who generated that invoice regardless of when Buyer or Seller receives the payment. If the payment contains no remittance advice from which it can be determined whether the payment is for a Buyer generated invoice (for goods and/or services sold or rendered on or subsequent to the Closing) or a Seller generated invoice (for goods and/or services sold or rendered prior to the Closing), then, during the aforesaid one hundred twenty (120) day period, any payments received by either Buyer or Seller from customers of both Buyer and Seller who obtained goods and/or services from the Facility shall be deemed to belong to Seller if Seller has outstanding and unpaid invoices with such customer (that are not subject to a bona fide dispute with such customer), and otherwise to Buyer; provided, however, if, during the aforesaid one hundred twenty (120) day period, Seller notifies Buyer that customers of the Facility accounts receivable are past due (that is, they have not been paid within sixty (60) days of their invoice date), then all amounts received by Buyer for shipments made after receipt of such notice for the remaining portion of said one hundred twenty (120) day period shall be deemed to belong to Seller so long as Seller has outstanding and unpaid invoices with such customer (that are not subject to a bona fide dispute with such customer). After such one hundred twenty (120) day period, any payments received by either Buyer or Seller from customers of either Buyer or Seller who obtained goods and/or services from the Facility shall be deemed to belong to the recipient if the recipient has outstanding and unpaid invoices (that are not subject to a bona fide dispute with such customer), and otherwise to Buyer.

6.13 Outstanding Vacation Benefits. Seller will pay, prior to the Closing, all outstanding vacation benefits to its employees at the Facility earned for periods prior to January 1, 2001. In the Closing Settlement Statement, Buyer will receive a pro-rata credit for all outstanding vacation benefits for the period commencing January 1, 2001 through the Closing Date with regard to all employees at the Facility which Buyer chooses to hire as of the Closing Date.

6.14 Customer Rebates. The parties agree that the Closing Settlement Statement will also provide an equitable allocation of customer rebates between Seller and Buyer. The allocation in favor of Buyer shall be a purchase price credit on the Closing Settlement Statement.

6.15 Utility and Other Prorations. The parties acknowledge their intent that various utility and other service provider charges for services rendered to the Facility will be prorated between Buyer and Seller as of the Closing Date, but that the exact amount of this proration will not be known. Accordingly, these prorations will be reflected on the Closing Settlement Statement based on the preceding invoices for utility and service providers with an appropriate adjustment being made when the adjustment calculations and determinations under
Section 2.5(b) above are prepared.

6.16 Fees and Expenses. Seller and Buyer will each pay their respective fees and expenses (including the fees and expenses of legal counsel, investment bankers, brokers or other representatives or consultants) in connection with the transaction contemplated hereby, except for the fees and expenses in connection with compliance with the HSR Act (which are paid as provided in Section 6.18 below), and the payment by Seller to Buyer of the inducement fee as provided in
Section 6.3 above.

6.17 Duty to Update Schedules. Seller shall have a continuing obligation to promptly notify Buyer in writing with respect to any matter hereafter arising or discovered which, if existing or known at the date of this Agreement, would have been required to be set forth or described in the Schedules. The delivery of any information pursuant to this Section 6.17 shall not constitute a waiver by Buyer of any of its conditions to its obligations to close under Article VII below, and any and all adverse changes contained in any such notices shall be considered in the determination of whether the conditions set forth in Article VII are met. If any fact, circumstance or development so disclosed requires any change in the Schedules, or if any such fact, circumstance or development would require such a change assuming the Schedules were dated as of the date of the occurrence, existence or discovery of such fact, circumstance or development, then Seller shall promptly deliver to Buyer a modification to the Schedules specifying such change (the "Modified Schedules"). Upon receipt of any such Modified Schedules from Seller, Buyer shall have the right to terminate this Agreement by giving notice in accordance with Section 13.3 hereof within ten
(10) business days following delivery of the Modified Schedules to Buyer, provided, however, that Buyer shall have such a termination right only if the updated information contained on the Modified Schedules creates a Materially adverse exception to the representations and warranties of Seller under this Agreement or results in a Materially adverse burden on Buyer as to the operations of the Facility or the use and enjoyment thereof, or otherwise results in a Material Adverse Effect on Buyer as a result of changes in the Purchased Assets or Assumed Liabilities.

6.18 HSR Act. If necessary, each party agrees to cause its representatives to file all documents and information required under the HSR Act, and to take such actions as are necessary and reasonably practicable to cause the early termination of the applicable waiting period under the HSR Act. In connection therewith, all filing fees and expenses of such compliance shall be shared by Seller and Buyer on a 50:50 basis. All other non-filing fees and expenses of such compliance shall be borne by the party incurring same.

6.19 Consummation of Lease Agreements. Buyer and Seller agree to take all reasonable efforts to consummate the agreements with the lessors with regard to the Equipment Leases and the Development Authority Leases.

6.20 Environmental Restrictions. Buyer recognizes and acknowledges that the Facility has been and is currently used for industrial purposes. Buyer agrees to indemnify Seller for any environmental remediation obligations accruing to Seller resulting from (i) Buyer's change of the use of the Facility (e.g., to commercial or residential) subsequent to the Closing; or (ii) Buyer's voluntary election to treat, store, or dispose of "hazardous waste" (as that term is defined under the Environmental Laws) in a manner that would require the issuance of a hazardous waste management permit or require corrective action at the Facility under Section 3004(u) of the Resource Conservation and Recovery Act of 1976, as amended or the Georgia Hazardous Waste Management Act, as amended at any time subsequent to the Closing. Buyer agrees that it will not take any action with the intent or purpose of imposing upon Seller environmental obligations or costs.

                                   ARTICLE VII
                              CONDITIONS PRECEDENT
                       TO THE OBLIGATION OF BUYER TO CLOSE

     The obligation of Buyer to enter into and complete the Closing is subject, at its option, to the fulfillment on or prior to the Closing Date of the following conditions, any one or more of which may be waived by it only in writing:

7.1 Representations and Covenants. The representations and warranties of Seller contained in this Agreement shall be true on and as of the Closing Date with the same force and effect as though made on and as of the Closing Date. Seller shall have performed and complied with all covenants and agreements (including, without limitation, those contained in Article VI) required by this Agreement to be performed or complied with by Seller on or prior to the Closing Date. Seller shall have each delivered to Buyer a certificate, dated the Closing Date, to the foregoing effect signed by the Chief Executive Officer and President of Seller.

7.2 Seller's Assurances and COBRA Compliance. Seller shall provide assurances to Buyer, which are satisfactory to Buyer in Buyer's reasonable discretion that (i) adequate provisions have been made by Seller to discharge all run-out medical claims for employees at the Facility whether or not hired by Buyer, and (ii) that Seller or a member of its control group will be able to discharge all "COBRA" responsibilities for those persons who were employed by Seller at the Facility as of the Closing Date.

7.3 Condition of Property, Plant and Equipment; Location of Purchased Assets. All of the Purchased Assets comprised of property, plant and equipment are Materially the same as reflected in Seller Financial Documents, and there is no Materially adverse change in the value of such property, plant and equipment (other than accumulated depreciation) from the date of Seller Financial Documents to the Closing Date. All of the Purchased Assets shall be located at the Facility as of the Closing Date.

7.4 Environmental Status of Facility. There is no environmental condition concerning the Facility that would reasonably be expected to impose a Material liability upon Buyer, or Materially impact Buyer's use and enjoyment of the Facility subsequent to Closing.

7.5 Litigation. No action, suit or proceeding shall have been instituted before any court or governmental or regulatory body, or instituted or threatened by any governmental or regulatory body, to restrain, modify or prevent the carrying out of the transactions contemplated by this Agreement or to seek damages or a discovery order in connection with such transactions, or that has or could reasonably be expected to have, in the opinion of Buyer, a Materially Adverse Effect on the assets, properties, business, operations or financial condition of the business operated at the Facility which is being acquired by Buyer pursuant to this Agreement.

7.6 Governmental Permits and Approvals. All Permits and approvals from the governmental or regulatory bodies required for the lawful consummation of the Closing and the continued operation of the Facility by Buyer after the Closing (and set forth on Schedule 7.6 annexed hereto) shall have been obtained, including termination or early termination of the waiting period prescribed by the HSR Act, and all necessary governmental consents to the continuation of operational Permits (environmental or otherwise) which otherwise may be affected by Buyer's acquisition of the Purchased Assets, except where the failure to be so obtained would not be expected to have a Material Adverse Effect upon the Purchased Assets or Buyer's use and enjoyment thereof subsequent to Closing.

7.7 Resolutions. There shall have been delivered to Buyer a copy of the resolutions duly adopted by the board of directors of each Seller, certified accurate by an executive officer of each Seller as of the Closing Date, authorizing and approving the execution and delivery by each Seller of this Agreement, and the consummation by Seller of the transactions contemplated hereby. Buyer's board of directors shall have also authorized and approved the execution and delivery by Buyer of this Agreement and the consummation by Buyer of the transactions contemplated hereby.

7.8 Good Standing Certificates, etc. Seller shall have delivered all such certified resolutions, certificates, documents or instruments with respect to Seller's corporate existence and authority as Buyer's counsel may have reasonably requested on or prior to the Closing Date.

7.9 Third Party Consents. All consents, permits, waivers and approvals from parties that may be required to transfer to Buyer the Contracts and leases included in the Purchased Assets and Assumed Liabilities (without material modification after the Closing) shall have been obtained (with satisfactory written evidence thereof, and in recordable form where necessary, to be furnished to Buyer at the Closing). A list of all such consents and approvals deemed applicable to this Section is set forth in Schedule 7.9 annexed hereto.

7.10 Estoppel Certificates. Buyer shall have received such estoppel certificates from parties to any or all of the leases, purchase options and options to sell as Buyer may reasonably request.

7.11 Opinions of Seller's Counsel. Buyer shall have received the opinion of Seller's counsel, Burr & Forman, LLP, substantially in the form attached hereto as Exhibit I.

7.12 No Material Adverse Change. In addition to the provisions of Section 7.3 above, prior to the Closing Date, and since the date hereof, there shall be no Material Adverse Change in the assets or liabilities, the business or condition, (financial or otherwise) of the business conducted at the Facility regardless of reason, including, but not limited, to those changes that are as a result of any legislative or regulatory change, revocation of any license or rights to do business, failure to obtain any environmental permits at the normal time or in the manner applied for by Seller, fire, explosion, accident, casualty, storm, condemnation, or act of God or other public force or otherwise, including but not limited to any accident or casualty from radioactive sources. Seller shall have delivered to Buyer a certificate, dated the Closing Date, to the foregoing effect signed by the chief executives and chief financial officers of Seller.

7.13 Lenders Consent. To the extent said consent is required, Buyer shall have received the consent of its lenders to consummate the transaction contemplated hereby; provided, however, Buyer agrees to use its best efforts to obtain such consent.

7.14 Agreements With Lessor. Buyer shall have received the unconditional consent from the lessor under the Development Authority Leases to the transfer by Seller to Buyer of all of Seller's interest in the Development Authority Leases.

                                  ARTICLE VIII
            CONDITIONS PRECEDENT TO THE OBLIGATION OF SELLER TO CLOSE

     The obligation of Seller to enter into and complete the Closing is subject, at Seller's option, to the fulfillment on or prior to the Closing Date of the following conditions, any one or more of which may be waived by Seller only in writing:

8.1 Representations and Covenants. The representations and warranties of Buyer contained in this Agreement shall be true on and as of the Closing Date with the same force and effect as though made on and as of the Closing Date. Buyer shall have performed and complied with all covenants and agreements required by this Agreement to be performed or complied with by it on or prior to the Closing Date. Buyer shall deliver to Seller a certificate dated the Closing Date to the foregoing effect signed by an executive officer of Buyer.

8.2 Litigation. No action, suit or proceeding shall have been instituted before any court or governmental or regulatory body, or instituted or threatened by any governmental or regulatory body, to restrain, modify or prevent the carrying out of the transactions contemplated hereby, or to seek damages or a discovery order in connection with such transaction, or that has or is reasonably expected to have, in the opinion of Seller, a Material Adverse Effect on the assets, properties, business, operations or financial condition of Seller.

8.3 Governmental and Third Party Permits and Approvals. All permits and approvals set forth on Schedules 7.6 and 7.9, along with those additional approvals set forth on Schedule 8.3, annexed hereto shall have been obtained, including termination or early termination of the waiting period prescribed by the HSR Act.

8.4 Resolutions. There shall have been delivered to Seller a copy of the resolutions duly adopted by the board of directors of Buyer, certified accurate by the Secretary of Buyer as of the Closing Date, authorizing and approving the execution and delivery by Buyer of this Agreement, and the consummation by Buyer of the transactions contemplated hereby.

8.5 Good Standing Certificates, etc. Buyer shall have delivered all such certified resolutions, certificates, documents or instruments with respect to Buyer's corporate existence and authority as Seller's counsel may have reasonably requested prior to the Closing Date.

8.6 Opinion of Buyer's Counsel. Seller shall have received an opinion of Smith, Gambrell & Russell, LLP, counsel to Buyer, substantially in the form attached hereto as Exhibit J.

8.7 Lender Consent. The Seller shall have received the consent of its lenders to consummate the transactions contemplated hereby; provided, however, Seller shall use its best efforts to obtain such consent.

                                   ARTICLE IX
         CONDITIONS PRECEDENT TO THE OBLIGATION OF THE PARTIES TO CLOSE

The obligations of Buyer and Seller to close the transactions contemplated by this Agreement are also subject to the contemporaneous closing of the transactions for the re-negotiation or pay-off of the following leases with the lessors specified below:

     (i) That certain Equipment Lease Agreement dated as of June 29, 1999 by and among First Security Bank, National Association, Birmingham Southeast, LLC and Birmingham Steel Corporation along with the Trust and Participation Agreements relating thereto (the "Rolling Mill Lease");

     (ii) That certain Equipment Lease Agreement dated as of December 31, 1998 by and among Nationsbanc Leasing Corporation, Birmingham Southeast, LLC and Birmingham Steel Corporation (the "Continuous Caster Lease");

     (iii)That certain Lease Agreement (Equipment) between the Development Authority of Bartow County and Birmingham Southeast, LLC dated as of December 1, 1998, as amended by that certain Amendment to Equipment Lease Agreement dated as of June 17, 1999 (the "Development Authority Equipment Lease"); and

     (iv) That certain Lease Agreement (Real Property) between the Development Authority of Bartow County and Birmingham Southeast, LLC dated as of December 1, 1998 (the "Development Authority Real Property Lease").

The Rolling Mill Lease and the Continuous Caster Lease are collectively referred to as the "Equipment Leases." The Development Authority Equipment Lease and the Development Authority Real Property Lease are collectively referred to as the "Development Authority Leases." In the event that any of the Equipment Leases or the Development Authority Leases are renegotiated or assumed rather than paid off, and if such renegotiation or assumption does not include the full release of Birmingham Steel from liability under the Equipment Leases and the Development Authority Leases, then Buyer will agree to indemnify and hold Seller harmless for any liabilities under such leases first arising subsequent to the Closing Date as set forth in Section 11.4 below.

                                    ARTICLE X
                       ACTIONS TO BE TAKEN AT THE CLOSING

The following actions shall be taken at the Closing, each of which shall be conditioned on completion of all the others and all of which shall be deemed to have taken place simultaneously:

10.1 Instruments of Conveyance. Seller shall have executed and delivered, or caused to be executed and delivered, to Buyer the Assignment and Bill of Sale, and such other vehicle titles, bills of sale, assignments of contracts and other such documents and instruments as Buyer's counsel may deem necessary to convey the Purchased Assets to Buyer.

10.2 Instruments of Assumption. Buyer shall have executed and delivered, or caused to be executed and delivered, to Seller the Assignment and Assumption Agreement whereby Buyer assumes the Assumed Liabilities.

10.3 Closing Settlement Statement. The Closing Settlement Statement shall have been determined and executed by the parties, and the Cash Consideration shall be paid to Seller and, as applicable, to the Indemnification Escrow Agent as provided for in Section 11.3 below. In addition, if applicable, the Disputed Purchase Price Amount shall be paid to the Adjustment Escrow Agent (as defined in the Adjustment Escrow Agreement).

10.4 Adjustment Escrow Agreement and Indemnification Escrow Agreement. If required by the terms of Section 2.5 above the Adjustment Escrow Agreement shall be executed and delivered. In addition, the Indemnification Escrow Agreement shall be executed and delivered.

10.5 Closing Certificate of Seller. Each Seller shall deliver to Buyer a closing certificate signed by an executive officer of Seller, dated the Closing Date, confirming the matters referred to in Sections 7.1 and 7.8.

10.6 Closing Certificate of Buyer. Buyer shall deliver to Seller a closing certificate signed by an executive officer of Buyer, dated the Closing Date, confirming the matters referred to in Sections 8.1 and 8.4.

10.7 Open Orders. Seller shall deliver to Buyer a complete and accurate list describing all open purchase orders, as of the close of business on the date preceding the Closing Date pursuant to which Seller is obligated to purchase goods with respect to the operations at the Facility, and a complete and accurate list describing all open sales orders issued by Seller and all open purchase orders issued by third parties and accepted by Seller, as of the close of business on the date preceding the Closing Date, pursuant to which Seller is obligated to sell any of its inventory, each list being certified accurate by Seller.

10.8 Other Documents and Certificates. Buyer and Seller shall deliver, or with respect to Seller cause Seller to deliver, certificates, agreements, permits, approvals and other documents reasonably requested by counsel for Buyer or Seller, as the case may be, to satisfy, or to evidence the satisfaction of, as the case may be, the conditions precedent to the Closing set forth in Articles VII and VIII.

                                   ARTICLE XI
           SURVIVAL OF REPRESENTATIONS AND WARRANTIES; INDEMNIFICATION

11.1     Survival of Representations and Warranties.

     (a) The representations and warranties of Seller contained in Article IV of this Agreement (other than those made in Sections 4.2, 4.7, and 4.9 (but only as to environmental matters)), shall survive for a period of twenty-four (24) months subsequent the Closing. The representations and warranties of Seller contained in Sections 4.2 and 4.7 shall survive the Closing until the expiration of the applicable statutory period of limitations. The representations and warranties of Seller contained in Section 4.10 as to environmental matters shall survive the Closing until December 31, 2006.

     (b) The representations and warranties of Buyer contained in Article V of this Agreement (other than those made in Section 5.2) shall survive for a period of twenty-four (24) months subsequent the Closing. The representations and warranties of Buyer contained in Section 5.2 shall survive the Closing until the expiration of the applicable statutory period of limitations.

     (c) Any Notice of Claims for indemnification with respect to any breach of any representation or warranty contained in Articles IV or V will be given within the period specified therefor in clause (a) or (b) above, as applicable, and will specifically identify the particular breach and the underlying facts on which the claim is based and certify that a loss relating to, resulting from or arising out of such breach has been or may reasonably be expected to be suffered by one or more of the party or its representative giving such notice. Any claim with respect to any breach of any representation or warranty contained in Articles IV or V as to which timely notice complying with the foregoing sentence has not been given may not be pursued and is hereby irrevocably waived.

     (d) Nothing contained in this Section 11.1 shall be read to impose any time limitation on either parties' right to seek indemnification on a basis other than the breach of a representation or warranty contained in Articles IV or V.

     (e) Any claim timely made will not be affected by the subsequent expiration of the period of survival.

11.2 Indemnity Agreement of Seller. From and after the Closing, Seller shall defend, indemnify and hold harmless Buyer, its affiliates (and their respective directors, officers, employees, agents, successors and assigns) from and against any and all direct or indirect requests, demands, claims, payments, defenses, obligations, recoveries, deficiencies, fines, penalties, interest, assessments, actions, liens, causes of action, suits, proceedings, judgments, losses, damages, liabilities, costs, and expenses of any nature, kind or character, including court costs and attorneys' fees (collectively, "Claims") asserted against, imposed upon or incurred by Buyer, its affiliates or any of their respective directors, officers, employees, agents, successors or assigns by reason of, resulting from, arising out of, based upon, awarded or asserted against in respect of or otherwise in respect of:

     (a) (i) The operation of Seller's business at the Facility or the use of the Purchased Assets at any time on or before the Closing Date unless specifically assumed by Buyer pursuant to this Agreement, (ii) any actual or alleged negligent, illegal, unjustified or wrongful act or omission of Seller, or (iii) any other liabilities of Seller that are not specifically assumed by Buyer pursuant to this Agreement;

     (b) any breach of any representation or warranty or nonfulfillment of any covenant or agreement on the part of Seller contained in this Agreement, or any misrepresentation in or omission from or nonfulfillment of any covenant on the part of Seller contained in any other agreement, certificate or other instrument furnished or to be furnished to Buyer by Seller pursuant to this Agreement; and

     (c) any intentional or unintentional failure to comply with any bulk sales laws applicable to the transactions contemplated hereby.

Additionally, Seller shall defend, indemnify and hold Buyer harmless from and against any and all liabilities or obligations relating to the Facility or the operation thereof (whether long term or current, and whether accrued, absolute or contingent, and regardless of Materiality) that imposes any transferee or successor liability upon Buyer other than the Assumed Liabilities.

Buyer's remedies under this Section 11.2 constitute the sole and exclusive remedies available to Buyer for claims against Seller with respect to matters addressed in this Agreement. Buyer expressly waives any rights it may have to make a claim against Seller pursuant to any constitutional, statutory, or common law authorities. The foregoing shall not apply to claims arising out of or relating to: (i) fraud or intentional misrepresentation, (ii) claims made by Buyer arising out of or relating to a breach or alleged breach by Seller of the representations and warranties of Seller contained in Sections 4.2 (Authority of Seller) and 4.3 (Liens and Good Title) hereof.



Nothing in this Agreement shall limit, compromise or preclude any claims that Seller may have under statutory or common law or by contract against any third party for any contamination at the Facility.


11.3 Indemnification Escrow Fund. In order to provide a non-exclusive source of funds for purposes of Seller's indemnification obligations, at the Closing, Three Million Dollars ($3,000,000) of the Cash Consideration (which shall be the non-exclusive "Indemnification Escrow Fund") shall be withheld from Seller and instead shall be paid to the Indemnification Escrow Agent as defined and identified in the Indemnification Escrow Agreement. The Indemnification Escrow Fund shall be held and administered pursuant to the terms of this Agreement and the Indemnification Escrow Agreement in substantially the form attached hereto as Exhibit K (the "Indemnification Escrow Agreement").

11.4 Indemnity Agreement of Buyer From and after the Closing, Buyer shall defend, indemnify and hold harmless Seller, its affiliates (and their respective directors, officers, employees, agents, successors and assigns) from and against any and all Claims asserted against, imposed upon or incurred by Seller or its directors, officers, employees, agents, affiliates, successors or assigns, by reason of, resulting from, arising out of, based upon, awarded or asserted against in respect of or otherwise in respect of:

     (a) Any breach of any representation and warranty or non-fulfillment of any covenant or agreement on the part of Buyer contained in this Agreement, or any misrepresentation in or omission from or non-fulfillment of any covenant on the part of Buyer contained in any other agreement, certificate or other instrument furnished or to be furnished to Seller by Buyer pursuant to this Agreement; or

     (b) Buyer's failure to comply, pay, perform or otherwise comply with the Assumed Liabilities or any other liability or obligation specifically and expressly assumed by Buyer at the Closing;

     (c) Buyer's failure to indemnify and hold Seller harmless for any liabilities under the Equipment Leases and the Development Authority Leases; or

     (d) any event or circumstance first arising out of or relating to Buyer's conduct of its business at the Facility subsequent to the Closing Date, including but not limited to matters dealing with Buyer's employees at the Facility.

11.5     Indemnification Procedure.

     (a) Upon obtaining knowledge thereof, the party to be indemnified hereunder (the "Indemnitee") shall promptly notify the indemnifying party hereunder (the "Indemnitor") in writing of any Claim which the Indemnitee has determined has given or could give rise to a claim for which indemnification rights are granted hereunder (such written notice referred to as the "Notice of Claim"); provided, however, that the giving of a Notice of Claim shall not be a condition precedent to any liability of the Indemnitor under the provisions for indemnification contained in this Agreement, unless (and only to the extent that) failure to give such notice materially prejudices the rights of the Indemnitor with respect to the applicable matter. The Notice of Claim shall specify, in all reasonable detail, the nature and estimated amount of any such claim giving rise to a right of indemnification.

     (b) With respect to any matter set forth in a Notice of Claim relating to a third party claim, the Indemnitor may compromise or defend, at the Indemnitor's own expense, and by the Indemnitor's own counsel (which counsel shall be subject to the Indemnitee's reasonable approval), any such manner involving the asserted liability of the Indemnitee; provided, however, that no compromise or settlement thereof may be effected by the Indemnitor without the Indemnitee's consent (which shall in any event not be unreasonably withheld) unless there is no finding or admission of any violation of law by the Indemnitee or any violation of the rights of any person by the Indemnitee and no effect on any other claims that may be made against the Indemnitee and the sole relief provided is monetary damages that are paid in full by the Indemnitor. If the Indemnitor elects not to compromise or defend such matter, then the Indemnitee, at the Indemnitor's expense but by the Indemnitee's own counsel, may defend such matter but regardless of whether or not the Indemnitor assumes the defense of any such action the Indemnitee may not compromise the defense of any such matter without the prior written consent of the Indemnitor, which consent shall not be unreasonably withheld, and the Indemnitor shall have no liability with respect to any such matter, the defense of which is compromised without the Indemnitor's consent (unless such consent was unreasonably withheld). In any event, the Indemnitee, the Indemnitor and the Indemnitor's counsel (and, if applicable, the Indemnitee's counsel) shall cooperate in good faith in the compromise of, or the defense against, any such asserted liability. If the Indemnitor chooses to defend any claim, the Indemnitee shall make available to the Indemnitor any books, records, or other documents within its control that are reasonably necessary or appropriate for such defense.

     (c) Notwithstanding the foregoing, if there is a reasonable probability that a third party claim for which Seller has granted indemnification rights to Buyer hereunder will materially and adversely affect Buyer or Buyer's use and enjoyment of the Facility after the Closing Date other than as a result of money damages or other payments Buyer shall be entitled to conduct the defense of such claim at Seller's expense.

     (d) Limitations on Liability of Seller and Buyer. Seller shall have no liability with respect to losses of Buyer subject to indemnification hereunder until the total of all losses of Buyer (in the aggregate and not per occurrence) exceeds Two Hundred Fifty Thousand Dollars ($250,000) (excluding Seller's breach of the representations and warranties set forth in Section 4.22 above ("Broker's or Finder's Fees"). For purposes of this Subsection (d), the entire amount of the loss shall be counted, and not just the portion that exceeds any applicable threshold of Materiality. The maximum monetary indemnification liability of Buyer and Seller (other than for breaches of Seller's representations and warranties set forth in Section 4.2 and 4.3 of this Agreement) shall be equal to Twelve Million Dollars ($12,000,000).

                                   ARTICLE XII
                            TERMINATION OF AGREEMENT

12.1 Termination. This Agreement may be terminated prior to the Closing as follows:

     (a) at the election of Seller, if any one or more of the conditions to its obligations to close has not been fulfilled as of the Closing Date, or if Buyer has breached any representation, warranty, covenant or agreement contained in this Agreement or in any other of Buyer's Documents;

     (b) at the election of Buyer, if any one or more of the conditions to its obligations to close has not been fulfilled as of the Closing Date, or if Seller has breached any representation, warranty, covenant or agreement contained in this Agreement or in any other of Seller's Documents;

     (c) at the election of Seller or Buyer, if any legal proceeding is commenced or threatened by any governmental or regulatory body directed against the consummation of the Closing or any other transaction contemplated under this Agreement and any one Seller or Buyer, as the case may be, reasonably and in good faith deem it impractical or inadvisable to proceed in view of such legal proceeding or threat thereof;

     (d) at any time on or prior to the Closing Date, by mutual written consent of the parties hereto; or

     (e) at the election of either Buyer or Seller; provided the party so terminating is not in default under this Agreement, at the later of (i) Buyer's completion of its environmental assessment of the Facility, (ii) the receipt of all permits and approvals from governmental or regulatory bodies as required by
Section 7.6 hereof and (iii) November 30, 2001; provided however this date may be extended for a period of 30 additional days upon the mutual consent of Buyer and Seller which consent shall not be unreasonably withheld. Notwithstanding the foregoing sentence, either Buyer or Seller may terminate this Agreement at any time after December 31, 2001 if said party is not in default of this Agreement.

12.2 Survival. If this Agreement is terminated pursuant to Section 11.1, this Agreement shall become void and of no further force and effect, except for the provisions of Section 6.5 (as to only the confidentiality provisions), Section 6.11, and Section 6.16 and none of the parties hereto shall have any liability in respect of such termination except that any party shall be liable to the extent that failure to satisfy the conditions of Article VII, VIII or X results from the violation or breach of any of the representations, warranties, covenants or agreements of such party under this Agreement.

                                  ARTICLE XIII
                          COVENANTS AGAINST COMPETITION

13.1 Restrictive Covenants. Recognizing Buyer's need to protect the business and Purchased Assets being purchased and to induce Buyer to purchase the Purchased Assets and assume the Assumed Liabilities, Seller covenants and agrees with Buyer that, if the transactions contemplated hereby are closed, it will not for a period of two (2) years following the Closing Date:

     (a) Within the Territory, manufacture, produce, market, sell or solicit the sale of, either directly or indirectly, on its own behalf, in the service of or on behalf of any Competing Business, any Competitive Product provided that this clause (a) shall not apply to the extent (but only to the extent) such activities are conducted by a third party who has merged with Seller, or who has acquired all of the equity or substantially all of the assets of Seller or all of the equity or substantially all of the assets of such third party have been acquired by Seller; or

     (b) Within the Territory, engage in or render services to or have an interest in any Competing Business in the capacity of a shareholder, partner, principal, consultant or any other relationship or capacity; provided, however, that the foregoing shall not restrict Seller from owning up to two percent of the outstanding voting securities of any company which is listed on any recognized public stock exchange; or

     (c) Within the Territory, solicit, divert, or take away or attempt to solicit, divert or take away from Buyer, for the benefit of any other person or entity, any customer of Buyer that was a customer of the Facility as of the Closing Date or at anytime within eighteen (18) months prior to the Closing Date (provided, however, that the foregoing shall not apply to products sold to such customers prior to the Closing Date from other facilities owned or operated by Seller prior to the Closing Date); or

     (d) Directly or indirectly solicit the employment of, or encourage to leave the employment of Buyer any employee of Seller at the Facility which is hired by Buyer on or immediately after the Closing.

13.2 Protection of Confidential Information. Recognizing Buyer's need to protect its business to be conducted at and from the Facility, and to induce Buyer to purchase the Purchased Assets and assume the Assumed Liabilities, Seller covenants and agrees with Buyer that, if the transactions contemplated hereby are closed, it will not disclose or use or otherwise exploit for its own benefit, for the benefit of any other person, or for the benefit of any Competing Business, or to harm or damage Buyer or the business conducted at or from the Facility, any Confidential Information. The covenant contained in this
Section 13.2 shall survive for a period of two (2) years following the Closing Date; provided, however, that with respect to those items of Confidential Information which constitute trade secrets under applicable law, the obligations of confidentiality and nondisclosure as set forth in this Section 13.2 shall continue to survive after said two (2) year period to the greatest extent permitted by applicable law. These rights of Buyer are in addition to those rights Buyer has under the common law or applicable statutes for the protection of trade secrets.

13.3 Remedies. Seller acknowledges that irreparable loss and injury would result to Buyer and its business upon any breach of any of the covenants contained in
Section 13.1 or Section 13.2 and that damages arising out of such breach would be difficult to ascertain. Seller agrees that, in addition to all the remedies provided at law or at equity, Buyer may petition and obtain from a court of law or equity both temporary and permanent injunctive relief to prevent a breach by Seller of any such covenant. Seller agrees that, in addition to all other remedies provided in this Agreement or at law or at equity, Buyer may withhold any and all payments otherwise due the breaching party under any agreement between Buyer and the breaching party during the existence of the breach of any of the covenants contained in this Agreement and may set off against such payments any damages incurred by Buyer as a result of such breach.

     13.4 Definitions. For purposes of this Article XIII the following terms shall have the meanings set forth below:

     (a) The term "Confidential Information" shall mean and include all information, data and know-how of Seller which is included in the Purchased Assets, including without limitation, inventions, product formulations, product and manufacturing know-how and methods, processes, specifications, computations, applications, methods, testing methods, computer programs, blueprints, drawings, designs, information and documents (including log books) relating to research and development (whether or not completed), administrative procedures, sales or marketing programs or techniques, payment plans, existing or new products of the subject business, unpublished list of current or prospective customers, information relating to the solicitation of customers serviced by or from the Facility, pricing, quotations, financial information and any other information (whether or not constituting a trade secret) not generally known by a Competing Business which has value to business conducted from the Facility. Confidential Information shall not include any data or information that has been voluntarily disclosed to the public by Buyer (except where such public disclosure has been made without authorization), or that has been independently developed and disclosed by others, or that otherwise enters the public domain through lawful means.

     (b) The term "Competing Business" shall mean and include any proprietorship, partnership, joint venture, business trust, corporation, association or other entity or person (exclusive of Buyer and any successor or assign of Buyer) engaged at the time of such determination in the distribution, sales and marketing of Competitive Products.

     (c) The term "Competitive Product" shall mean and include mid-range merchant products exceeding six (6) inches.

     (d) The term "Territory" shall mean and include a five hundred mile (500) radius around the Facility.

                                   ARTICLE XIV
                                  MISCELLANEOUS

14.1 Gender. All pronouns and any variations thereof refer to the masculine, feminine or neuter, singular or plural, as the identity of the person or persons may require.

14.2 Business Day. For purposes of this Agreement a business day shall be any day when the New York Stock Exchange is open for business.

14.3 Notices. All notices and other communications hereunder shall be in writing and shall be deemed to have been given only if and when (i) personally delivered, or (ii) three (3) business days after mailing, postage prepaid, by certified mail, or (iii) when delivered (and receipted for) by an overnight delivery service, or (iv) when first sent by telex, telecopier or other means of instantaneous communication provided such communication is promptly confirmed by personal delivery, mail or an overnight delivery service as provided above, addressed in each case as follows:

                  If to Seller:

                         Birmingham Southeast, LLC
                         Birmingham Steel Corporation
                         1000 Urban Center Drive
                         Suite 300 Birmingham, AL 35242 Facsimile: 205-970-1353
                         Attention:  John D. Correnti, Chairman and CEO

                with a copy to:
                ---------------
                         Gene T. Price, Esq.
                         Burr & Forman LLP
                         3100 SouthTrust Tower
                         420 North 20th Street
                         Birmingham, AL  35283-0719
                         Facsimile: 205-458-5100

                  If to Buyer to:

                           AmeriSteel Corporation 5100 West Lemon Street Suite 312 Tampa, FL 33609 Facsimile: 813-207-2251
                           Attention: Phil Casey, Chief Executive Officer

                         with a copy to:
                         ---------------
                         Arthur Jay Schwartz, Jr.
                         Smith, Gambrell & Russell, LLP
                         1230 Peachtree Street, Promenade II
                         Suite 3100
                         Atlanta, Georgia  30309-3592
                         Facsimile: 404-685-6932

Each party may change its address for the giving of notices and communications to it, and/or copies thereof, by written notice to the other parties in conformity with the foregoing.

14.4 Rights of Third Parties. All conditions of the obligations of the parties hereto, and all undertakings herein, are solely and exclusively for the benefit of the parties hereto and their respective successors and assigns, and no other person or entity shall have standing to require satisfaction of such conditions or to enforce such undertakings in accordance with their terms, or be entitled to assume that any party hereto will refuse to consummate the purchase and sale contemplated hereby in the absence of strict compliance with any or all thereof, and no other person or entity shall, under any circumstances, be deemed a beneficiary of such conditions or undertakings, any or all of which may be freely waived in whole or in part, by mutual consent of the parties hereto at any time, if in their sole discretion they deem it desirable to do so.

14.5 Entire Agreement. Except as specifically stated herein, this Agreement, including all schedules and exhibits attached hereto, constitute the entire agreement of the parties with respect to the subject matter hereof. There are no oral agreements, understandings, promises, representations or warranties between the parties hereto with respect to the subject matter of this Agreement. All prior negotiations and understanding, if any, between the parties hereto with respect to the subject matter of this Agreement have been superseded by this Agreement. This Agreement may not be modified, amended or terminated except by a written instrument specifically referring to this Agreement signed by the party to be so bound by such modification, amendment or termination. The course of conduct or course of dealing of the parties shall not operate to amend, modify, terminate or waive the provisions of this Section 14.5.

14.6 Right to Open Mail. Seller agrees and hereby authorizes and empowers Buyer from and after the Closing, (i) to receive and open mail addressed to Seller; and (ii) to deal with the contents thereof in any manner as Buyer sees fit, provided that such mail and the contents thereof relate to Facility, any of the Purchased Assets, or to any of the liabilities or obligations assumed by Buyer pursuant to this Agreement. Any mail received by Buyer and addressed to Seller that does not relate to the Facility, the Purchased Assets, or any of the liabilities or obligations assumed by Buyer pursuant to the terms of this Agreement, shall be forwarded to Seller at the place designated in Section 14.3 for the sending of notices.

14.7 Headings. The Table of Contents and Article and Section headings contained in this Agreement are for reference purposes only and shall not affect in any way the meaning or interpretation of this Agreement.

14.8 Governing Law. The interpretation and construction of this Agreement, and all matters relating hereto, shall be governed by the internal laws of the State of Georgia, without giving effect to the principles of conflict of law.

14.9 Parties in Interest. Prior to or after the Closing Buyer may transfer and assign this Agreement and its rights hereunder to any affiliate of Buyer without the consent of Seller, provided that Buyer shall not be released from its obligations as a result of any such assignment. After the Closing Buyer may transfer and assign this Agreement and its rights hereunder to any purchaser of the stock of Buyer, or any purchaser of, or other successor to, the business or substantially all of the assets of Buyer. Except as expressly stated above, this Agreement may not be transferred, assigned, pledged or hypothecated by either party hereto, other than by operation of law or with the consent of the other party. This Agreement shall be binding upon and shall inure to the benefit of the parties hereto and their respective heirs, executors, administrators, successors and permitted assigns.

14.10 Counterparts. This Agreement may be executed in two or more counterparts, all of which taken together shall constitute one instrument.

14.11 Amendments. This Agreement may not be changed orally, but only by an agreement in writing signed by Buyer and Seller.

14.12 Severability. If any term or other provision of this Agreement is held by a court of competent jurisdiction to be invalid, illegal or incapable of being enforced under any rule of law in any particular respect or under any particular circumstances, such term or provision shall nevertheless remain in full force and effect in all other respects and under all other circumstances, and all other terms, conditions and provisions of this Agreement shall nevertheless remain in full force and effect so long as the economic or legal substance of the transactions contemplated hereby is not affected in any manner materially adverse to any party. Upon such determination that any term or other provision is invalid, illegal or incapable of being enforced, the parties hereto shall negotiate in good faith to modify this Agreement so as to effect the original intent of the parties as closely as possible in an acceptable manner, to the end that the transactions contemplated hereby are fulfilled to the fullest extent possible.

14.13 Interpretation. Should any provisions of this Agreement require judicial or arbitral interpretation, it is agreed that the court or arbitrator interpreting or construing the same shall not apply a presumption that the terms of any such provision shall be more strictly construed against one party or the other by reason of the rule of construction that a document is to be construed most strictly against the party who itself or through its agent prepared the same, it being agreed that the agents of all parties hereto have participated in the preparation of this Agreement.

14.14 Waivers and Consents. All waivers and consents given hereunder shall be in writing. No waiver by any party hereto of any breach or anticipated breach of any provision hereof by any other party shall be deemed a waiver of any other contemporaneous, preceding or succeeding breach or anticipated breach, whether or not similar, on the part of the same or any other party.

14.15 Article and Section References. Any reference in this Agreement to an article or section shall be deemed to include a reference to any subsidiary sections or subsections whenever the context requires.

14.16 Attorneys' Fees. If any legal proceeding is brought for the enforcement of this Agreement, or because of an alleged breach, default or misrepresentation in connection with any provision of this Agreement or other dispute concerning this Agreement, the successful or prevailing party shall be entitled to recover reasonable attorneys' fees and other costs incurred in that proceeding, in addition to any other relief to which it may be entitled.

14.17 Joint and Several Liability. The obligations of Birmingham Southeast and Birmingham Steel in this Agreement and the transactions contemplated hereby are joint and several for all purposes.

14.18    Arbitration.

     (a) Any disagreement, dispute, controversy or claim arising out of or relating to this Agreement or the interpretation thereof, the agreements to be entered into between or among the parties to this Agreement, or any arrangements relating hereto or contemplated herein or the breach, termination or invalidity thereof shall be settled exclusively and finally by arbitration. It is specifically understood and agreed that any disagreement, dispute or controversy which cannot be resolved between the parties, including any matter relating to the interpretation of this Agreement and any technical matters arising hereunder, may be submitted to arbitration irrespective of the magnitude thereof, the amount in controversy or whether such disagreement, dispute or controversy would otherwise be considered justiciable or ripe for resolution by a court or arbitral tribunal.

     (b) The arbitration shall be conducted in accordance with the International Arbitration Rules of the American Arbitration Association ("AAA") and the Supplementary Procedure for Large, Complex Disputes, as in effect on the date of this Agreement, except as those Rules conflict with the provisions of this
Article XIV in which event the provisions of this Article XIV shall control.

     (c) The arbitration shall be administered by the AAA. The language of the arbitration shall be English.

     (d) The arbitral tribunal shall consist of three arbitrators agreed to by both parties to the dispute or, if the parties to the dispute shall not have agreed upon three arbitrators within sixty (60) days after receipt by the respondent of the notice of arbitration, by an arbitral tribunal consisting of three independent and impartial arbitrators appointed by the AAA. In making the appointments, the AAA shall use the following list procedure unless the parties to the dispute agree that the list procedure should not be used:

     (i) at the request of any of the parties to the dispute, the AAA shall communicate to both parties to the dispute an identical list of arbitrators containing at least nine names;

     (ii) within fifteen (15) days after the receipt of this list, each party to the dispute may return the list to the AAA after having deleted the name or names to which it objects and having numbered the remaining names on the list in the order of its preference;

     (iii)after the expiration of the above period of time, the AAA shall appoint the three arbitrators from among the names approved on the lists returned to it, to the extent possible in accordance with the order of preference indicated by the parties to the dispute (consistent with the last sentence of Section 14.18(b) hereof); and

     (iv) if for any reason the appointments cannot be made according to this list procedure and the parties do not agree upon an alternative procedure the AAA may exercise its discretion in appointing the three arbitrators.

From among the three arbitrators appointed through the foregoing procedure, the AAA shall elect a chairman.

     (e) In proposing arbitrators the AAA shall endeavor to nominate persons of reputation and experience in the matters in controversy who are competent in English, but no claim that the AAA has failed to do so shall be admissible to delay the arbitration or deny confirmation or enforcement of any award. No person shall be nominated who is or at any time was an employee of or recipient of compensation from, or the holder of any material pecuniary interest in, either party or any affiliate of either party.

     (f) The arbitration shall be conducted in Atlanta, Georgia, or in such other city as the parties to the dispute may designate by mutual consent.

     (g)At any time after an arbitration has commenced, either party may serve on the other party a request (a) to produce and permit the party making the request, or its representative, to inspect and copy any designated documents (including writings, drawings, graphs, charts, photographs and other data compilations from which information can be obtained) or to inspect and copy, test or sample any tangible things which constitute or contain matters which are relevant to the subject matter involved in the arbitration and which are in the possession, custody or control of the responding party, or (b) to permit entry upon designated land or other property in the possession or control of the responding party for the purpose of inspection, measuring, surveying, photographing, testing or sampling the property or any designated object or operation thereon which is relevant to the subject matter involved in the arbitration. The request shall set forth the items to be inspected either by individual item or by category, shall describe each item with reasonable particularity, and shall specify a reasonable time, place and manner of making the inspection and performing the related acts. The party upon whom the request is served shall serve a written response within thirty days, unless the arbitral tribunal allows a longer or shorter time. The response shall specify each item or category, if any, to which an objection is made and the reasons for such objection. The party submitting the request may request the arbitral tribunal to require the responding party to produce any document or permit any inspection as to which an objection has been made and the arbitral tribunal shall so require unless, in its discretion, it determines that such document or inspection is not relevant to the subject matter of the arbitration, that such production or inspection would unduly and unnecessarily prolong the proceedings or that such production or inspection would be unduly annoying, embarrassing, oppressive, burdensome or expensive for the responding party. The arbitral tribunal shall have sole discretion (but in accordance with the foregoing standards) to determine all matters relating to production or inspection as aforesaid, including matters as to timing and procedure. In the event of a failure by a party to comply with an order of the arbitral tribunal or to produce a document or to permit inspection, the arbitral tribunal shall be entitled (a) to draw any reasonable inference as to the contents of such document or the probable results of such inspection unfavorable to the defaulting party and to rely upon that inference in reaching its decision and (b) to preclude the defaulting party from presenting testimony or other evidence with respect to the subject matter to which such document or inspection relates.

     (h)Each party shall extend to the arbitral tribunal all facilities for obtaining any information required by the tribunal.

     (i) In the event of the occurrence of a disagreement, dispute or controversy during the period of performance of this Agreement, the arbitral tribunal may establish such expedited or informal procedures for their resolution and take such interim measures (subject to later modification, if appropriate) as it deems appropriate in order to avoid delays to the extent possible. Pending the issuance of a decision or award, the parties shall continue performance under this Agreement, and the operations or activities which may have given rise to the arbitration shall not be discontinued.

     (j) At any oral hearing of evidence in connection with the arbitration, each party hereto or its legal counsel shall have the right to examine its witnesses and to cross-examine the witnesses of an opposing party. No evidence of witnesses shall be presented in written form unless the opposing party or parties shall have the opportunity to cross-examine such witness, except as the parties to the dispute otherwise agree or except under extraordinary circumstances where the interests of justice require a different procedure.

     (k)No award or other decision of the arbitral tribunal whether substantive or procedural shall be made by less than a majority of the arbitral tribunal. The award shall grant the relief, if any, determined by the arbitral tribunal to be appropriate and may, without limitation, direct the payment of damages, grant rescission or reformation, and direct or prohibit action by any party to the dispute. Whenever appropriate, the award shall specify a time for compliance therewith.

     (l) Any decision or award of the arbitral tribunal shall be final and binding upon the parties to the arbitration proceeding. The parties hereto hereby waive any rights to appeal or to review of such award by any court or tribunal. The award may be enforced against the parties to the arbitration proceeding or their assets wherever they may be found. Judgment upon the award may be entered in any court having jurisdiction thereof.

     (m) Except as the arbitral tribunal may otherwise determine in its discretion or in the case of disputes arising out of a breach or alleged breach of this Agreement, each party to an arbitration shall bear its own costs including the costs and expenses of its witnesses and the parties shall share equally the fees, costs and expenses of the arbitral tribunal and the administering authority.


                         [Signatures on following page]

         IN WITNESS WHEREOF, the parties have executed this Agreement, under seal, as of the date first above written.


                                     "BUYER"

                                     AmeriSteel Corporation

                                     By: /s/ Phillip E. Casey
                                     ------------------------
                                             Phillip E. Casey
                                     Title:  President



                                    "SELLER"

                                     Birmingham Southeast LLC

                                     By: /s/ James A. Todd, Jr.
                                     ---------------------------
                                             James A. Todd, Jr.
                                     Title:  Manager


                                     Birmingham Steel Corporation

                                     By: /s/ James A. Todd, Jr.
                                     --------------------------
                                             James A. Todd, Jr.
                                     Title:  Chief Administrative Officer



Exhibit 2.2


          Asset Purchase Agreement By and Among AmeriSteel Corporation,
           Birmingham Southeast, LLC and Birmingham Steel Corporation
                          Dated as of November 14, 2001
                        (the "Asset Purchase Agreement")


                      Amendment to Asset Purchase Agreement

This Amendment to the Asset Purchase Agreement (this "Amendment") is entered into as of the 28th day of December, 2001 by and among Birmingham Southeast, LLC and Birmingham Steel Corporation (jointly and severally "Seller") and AmeriSteel Corporation ("Buyer") in conjunction with the Closing of the Asset Purchase Agreement. All capitalized terms used herein (unless otherwise defined herein) shall have the meanings ascribed to such terms in the Asset Purchase Agreement. In consideration of the mutual agreements set forth herein, the parties state and agree as follows:


1. Section 11.5(d) of the Asset Purchase Agreement is hereby deleted and the following shall be substituted in lieu thereof:

     (d) Limitations on Liability of Seller and Buyer.

          (i) Seller shall have no liability with respect to losses of Buyer subject to indemnification hereunder until the total of all losses of Buyer (in the aggregate and not per occurrence) exceeds Two Hundred Fifty Thousand Dollars ($250,000). For purposes of this Subsection (d), the entire amount of the loss shall be counted, and not just the portion that exceeds any applicable threshold of Materiality.

          (ii) The provisions of Subsection (d)(i) immediately above shall not apply to the following provisions of this Agreement: (A) the first two (2) sentences of the introductory paragraph of Section
               4.2 of this Agreement, (B) the provisions of Section 4.2(a), (C) the provisions of Section 4.2(c), and (D) the provisions of
               Section 4.22. As to each of the foregoing, Buyer's losses shall be subject to indemnification from the first dollar of loss.

          (iii)The maximum monetary indemnification liability of Buyer and Seller (other than for breaches of Seller's representations and warranties set forth in Section 4.2 and 4.3 of this Agreement) shall be equal to Twelve Million Dollars ($12,000,000).


3. Exhibits "D" (Seller's Wire Transfer Instructions) and "I"(Form of Opinion of Seller's Counsel) to the Asset Purchase Agreement are hereby deleted and replaced with the Exhibits "D" and "I" as attached hereto.

4. This Amendment shall constitute an amendment to the Asset Purchase Agreement as contemplated by Section 14.11 thereof; provided, however, that except as expressly stated in this Amendment, no other amendment to the terms and conditions of the Asset Purchase Agreement are to be implied by the terms of this Amendment.

IN WITNESS WHEREOF, the parties hereby set forth their hands as of the 28th day of December, 2001 by their duly authorized representatives.


SELLER:

Birmingham Southeast, LLC                 Birmingham Steel Corporation


By:      /s/ James A. Todd, Jr.           By: /s/ James A. Todd, Jr.
         ---------------------                ----------------------
             James A. Todd, Jr.,                  James A. Todd, Jr.,
             Vice President and  Chief            Vice Chairman and Chief
             Administration Officer               Administrative Officer


BUYER:

AmeriSteel Corporation

By:      /s/ Tom J. Landa
         ----------------
             Tom J. Landa,
             CFO and Secretary

                             Replacement Exhibit "D"

                                 SouthTrust Bank
                                 ABA# 062000080
                                  DDA# 69639388
                                 Corporate Trust
                              Ref: Birmingham Steel

Please contact Linda Moore at Birmingham Steel Corporation with any questions. Ph (205) 970-1239 Fax (205) 968-4757
Linda.Moore@birsteel.com


                             Replacement Exhibit "I"


                                    EXHIBIT I

                  (Form of Opinion Letter of Sellers' Counsel)


                                                 December 28, 2001



AmeriSteel Corporation
5100 West Lemon Street
Suite 312
Tampa, Florida 33609


Re: Asset Purchase Agreement By and Among AmeriSteel Corporation, Birmingham Southeast, LLC and Birmingham Steel Corporation.


Ladies and Gentlemen:

     We have acted as counsel to Birmingham Southeast, LLC, a Delaware limited liability company ("Birmingham Southeast"), and Birmingham Steel Corporation, a Delaware corporation ("Birmingham Steel"), in connection with the transactions contemplated by that certain Asset Purchase Agreement dated as of November 14, 2001 by and among Birmingham Southeast, Birmingham Steel, and AmeriSteel Corporation, a Florida corporation (the "Asset Purchase Agreement"). In the Asset Purchase Agreement, AmeriSteel Corporation is defined as "Buyer", and Birmingham Southeast and Birmingham Steel are jointly and severally defined as "Seller", and are also jointly and severally referred to in this opinion letter as "Seller." This opinion letter is being furnished to Buyer pursuant to the requirements of Section 7.11 of the Asset Purchase Agreement.

     This opinion letter is governed by, and shall be interpreted in accordance with, the Legal Opinion Accord (1991) (the "Accord") adopted by the Section of Business Law of the American Bar Association, which is incorporated in this opinion letter by this reference. As a consequence, it is subject to a number of qualifications, exceptions, definitions, limitations on coverage and other limitations, all as more particularly described in the Accord, and this opinion letter should be read in conjunction therewith. Capitalized terms used in this opinion letter and not otherwise defined herein shall have the meanings assigned to such terms in the Accord and in the Asset Purchase Agreement. If there should be any conflict between the definitions contained in the Accord and the definitions in the Asset Purchase Agreement, the definition in the Accord shall control. Notwithstanding anything in the Accord to the contrary, the Accord shall not be deemed to limit or otherwise qualify any of the express qualifications, exceptions and limitations that are set forth herein, each of which shall be cumulative of the Accord.

     The opinions expressed herein are limited to the federal laws of the United States, the General Corporation Law of the State of Delaware, the Delaware Limited Liability Company Act and the laws of the State of Georgia.

     For the purpose of rendering the opinions set forth herein, we have examined executed counterpart originals of the following documents (collectively the "Transaction Documents"):

         (a)      the Asset Purchase Agreement;

         (b)      the Adjustment Escrow Agreement;

         (c)      the Assignment and Assumption Agreement;

         (d)      the Assignment and Bill of Sale; and

         (e)      the Indemnification Agreement.

     In our examination of documents, we have assumed the genuineness of all signatures, other than those of Seller, the authenticity of all documents submitted to us as originals, the conformity to originals of all documents submitted to us as copies, the authenticity of such latter documents, and the legal competence of natural persons. As to questions of fact material to our opinions, we have relied, with your permission, and without independent verification of the accuracy or completeness thereof, solely upon (a)certified copies of the Certificate of Incorporation and the By-Laws of Birmingham Steel;
(b) certified copies of the Certificate of Formation and the Operating Agreement of Birmingham Southeast; (c) copies of resolutions of the Board of Directors of Birmingham Steel adopted at a board meeting held on November 16, 2001 with respect to the consummation of the transactions contemplated by the Asset Purchase Agreement, certified to us as true and correct by an officer of
Birmingham Steel; (d) copies of resolutions of the Members and Managers of Birmingham Southeast adopted at Member and Manager meetings both held on December 4, 2001 with respect to the consummation of the transactions contemplated by the Asset Purchase Agreement, certified to us as true and correct by an officer or other duly authorized person on behalf of Birmingham Southeast; (e) the corporate minute books of Birmingham Steel, certified to us as true and correct by an officer of Birmingham Steel; (f) the company minute books of Birmingham Southeast, certified to us as true and correct by an officer or other duly authorized person on behalf of Birmingham Southeast; (g) the representations and warranties of Seller contained in the Asset Purchase Agreement; (h) the information contained in the Delaware Certificates of Good Standing for each Seller; (i) the information contained in the Georgia Certificates of Good Standing for each Seller; and (j) the reports of CT Corporation System, copies of which have been delivered to Buyer with respect to searches of certain public records relating to liens, judgements and litigation pending against Seller.

     Whenever our opinions herein are qualified by the phrase "to our knowledge," or any other phrase of similar import, it is intended to indicate that the current actual knowledge of the attorneys within this firm actively engaged in the representation of Seller in this transaction is not inconsistent with that portion of the opinion which such phrase qualifies; our use of such phrases shall not indicate that we have made, and, in fact we have not made, any independent investigation of matters of fact other than as set forth in the preceding paragraph. In particular, and without limitation, we have not made any independent investigation concerning the accuracy or veracity of the representations or warranties or statements of fact contained in any of the Transaction Documents. We have not made any independent review or investigation of orders, judgments or decrees by which Seller is or may be bound, nor have we made any independent investigation as to the existence of actions, suits, investigations or proceedings, if any, pending or threatened against Seller, and we have made no independent searches of any litigation dockets or any other public records.

     Based upon and subject to the foregoing and such qualifications as are hereinafter set forth, we are of the opinion that:

     1. Birmingham Steel is a corporation duly organized, validly existing and in good standing under the laws of the State of Delaware. Birmingham Southeast is a limited liability company duly organized, validly existing and in good standing under the laws of the State of Delaware. Each Seller has the full power and authority to conduct their business, as is relevant to the performance of its obligations under the Transaction Documents. Each Seller is duly licensed and qualified to do business and is in good standing as a foreign entity (a foreign corporation in the case of Birmingham Steel and a foreign limited liability company in the case of Birmingham Southeast) in the State of Georgia. As used herein, the term "good standing" shall mean that all filings have been made as required under applicable filing and registration provisions of the business corporation law of the jurisdiction in question, and that all applicable filing fees that are due and payable thereunder have been paid.

     2. Birmingham Steel has full corporate power and authority to execute and deliver each of the Transaction Documents to which it is a party, to perform its respective obligations thereunder and to consummate the transactions contemplated thereby. The execution and delivery by Birmingham Steel of each of the Transaction Documents to which it is a party, and its performance of its respective obligations thereunder, and the consummation of the transactions contemplated thereunder, have been duly authorized by Birmingham Steel. The Transaction Documents have been duly executed and delivered by Birmingham Steel, and constitute the legal, valid and binding obligations of Birmingham Steel enforceable against Birmingham Steel in accordance with their respective terms.


     3. Birmingham Southeast has full company power and, subject to the qualification set forth in paragraph a., below, authority to execute and deliver each of the Transaction Documents to which it is a party, to perform its respective obligations thereunder, and to consummate the transactions contemplated thereby. Subject to the qualification set forth in paragraph a., below, the execution and delivery by Birmingham Southeast of each of the Transaction Documents to which it is a party, and its performance of its respective obligations thereunder, and the consummation of the transactions contemplated thereby have been duly authorized by Birmingham Southeast. Each of the Transaction Documents to which it is a party has been duly executed by Birmingham Southeast and, subject to the qualification set forth in paragraph a., below, each constitutes the legal, valid and binding obligation of Birmingham Southeast, enforceable against Birmingham Southeast in accordance with its respective terms.


     4. Neither Birmingham Steel's execution and delivery of the Transaction Documents, nor its consummation of the transactions contemplated thereby will: (a) conflict with or constitute a breach of either the Certificate of Incorporation or By-Laws of Birmingham Steel; (b) to our knowledge, result in a breach or other violation of the terms, conditions, or provisions of any order, writ, judgment or decree of any court or governmental or regulatory authority applicable to Birmingham Steel; (c) conflict with or constitute a violation of any existing State of Georgia or federal law; or (d) except as identified in any Transaction Document, to our knowledge, require the consent or approval of any person or entity by virtue of any agreement, instrument or document of which we are aware and which is binding on Birmingham Steel.


     5. Neither Birmingham Southeast's execution and delivery of the Transaction Documents, nor its consummation of the transactions contemplated thereby will: (a) to our knowledge, result in a breach or other violation of the terms, conditions, or provisions of any order, writ, judgment or decree of any court or governmental or regulatory authority applicable to Birmingham Southeast; (b) conflict with or constitute a violation of any existing State of Georgia or federal law; (c) conflict with or constitute a breach of the Certificate of Formation of Birmingham Southeast; (d) subject to the qualification set forth in paragraph a., below, conflict with or constitute a breach of the Operating Agreement of Birmingham Southeast; or (e) except as otherwise identified in any Transaction Documents, require the consent or approval of any person or entity by virtue of any agreement (other than the Operating Agreement of Birmingham Southeast), instrument or document of which we are aware which is binding on Birmingham Southeast.

     6. Except as identified or contemplated in any Transaction Document, no authorization, approval or other action by, and no notice to or filing with, any governmental authority or regulatory body is required in order to enable Seller to enter into and perform its obligations under the Transaction Documents to which it is a party.

     7.   To  our  knowledge  except  as  may be  disclosed  in the  Transaction
          Documents: (a) no judgments are outstanding against Seller; (b) there is not now pending or threatened any litigation, contested claim or governmental proceeding by or against Seller or affecting Seller; and
          (c) neither Seller is subject to any order, writ, injunction or decree of any court or governmental or regulatory authority where the foregoing would prevent Seller from entering into and consummating the transactions contemplated by the Transaction Documents and performing its obligations thereunder.

     The General Qualifications, set forth in the Accord shall apply to the opinions set forth in this opinion letter. Our opinions set forth in this opinion letter are further limited by the following exceptions, qualifications and assumptions:

          a. As disclosed by Seller in the Asset Purchase Agreement and the schedules thereto, on November 16, 2001, Seller received a letter from Fried, Frank, Harris, Shriver & Jacobsen, counsel for Atlantic Steel Company ("Atlantic Steel"), a minority member of Birmingham Southeast. In the November 16, 2001 letter, Atlantic Steel alleges that the proposed sale of the Cartersville Facility to Buyer violates the rights of Atlantic Steel under the limited liability company operating agreement of Birmingham Southeast (the "Operating Agreement") as well as Atlantic Steel's rights as a minority member of Birmingham Southeast. Specifically, Atlantic Steel references Section 7.6(b)(iii) of the Operating Agreement of Birmingham Southeast which requires the prior written approval of all of the members of Birmingham Southeast to "change the purpose of the Company set forth in
     Section 1.4". Among other things, the purpose of Birmingham Southeast as set forth in Section 1.4 of the Operating Agreement is to "own, operate, and manage the Project". The "Project" is further defined as "the steel making facility located in Cartersville, Georgia and the steel making facility located in Jackson, Mississippi. . . together with any other steel making facilities owned by the Company in the future". However, Section 1.5(b) of the Operating Agreement specifically provides that Birmingham Southeast shall have the power and authority to accomplish this purpose "including, without limitation, the power and authority . . . to . . . lease, sell, convey, mortgage, transfer or dispose of any real or personal property that may be necessary or incidental to the accomplishment of the purpose of the Company". In addition, Section 7.6(a)(i) of the Operating Agreement specifically gives Birmingham Southeast the right, upon the written approval of holders of only a majority of the membership interests to "sell, transfer, assign . . . or dispose of, whether in a single transaction or series thereof, all or substantially all of the assets of the Company". In our opinion, the plain wording of the Operating Agreement contemplates that the parties thereto intended that holders of a majority of the membership interests in Birmingham Southeast would have the right to approve the sale of assets of Birmingham Southeast, even assets constituting all or substantially all of the assets of Birmingham Southeast, so long as those assets are being sold to an unaffiliated party. Buyer qualifies as an unaffiliated party. A duly called special meeting of the managers and a duly called special meeting of the members of Birmingham Southeast were held on December 4, 2001 at which meetings the sale of the Cartersville Facility to AmeriSteel and the transactions contemplated in connection therewith were approved by a majority of the managers of Birmingham Southeast and a majority of the members of Birmingham Southeast, respectively. Based upon the foregoing, we are of the opinion that a Georgia court, or a Delaware court, appropriately applying Delaware law in a properly briefed and argued case addressing this issue, would find that
     (i) Birmingham Southeast has full company authority to execute and deliver each of the Transaction Documents to which it is a party, to perform its respective obligations thereunder and to consummate the transactions contemplated thereby; (ii) the execution and delivery by Birmingham Southeast of each of the Transaction Documents to which it is a party, and its performance of its respective obligations thereunder, and the consummation of the transactions contemplated thereunder, have been duly authorized by Birmingham Southeast; (iii) each of the Transaction Documents to which Birmingham Southeast is a party constitutes the legal, valid and binding obligation of Birmingham Southeast enforceable against Birmingham Southeast in accordance with its respective terms; and (iv) neither Birmingham Southeast's execution and delivery of the Transaction Documents, nor its consummation of the transactions contemplated thereby will conflict with or constitute a breach of the Operating Agreement of Birmingham Southeast.

          b. Our opinion with respect to the enforceability of the Transaction Documents is qualified further to the extent enforcement may be limited by certain other laws and legal and equitable principles of the law in the State of Georgia and federal law which may limit or render ineffective certain of the rights, remedies and waivers contained in the Transaction Documents, none of which other laws or legal or equitable principles should substantially interfere with the practical realization by Buyer of the benefits intended to be afforded under the Transaction Documents.

          c. We express no opinion as to the enforceability of those portions of the indemnity or confidentiality provisions of the Transaction Documents which purport by their terms to survive for an indeterminate time period.

          d. We express no opinion as to the enforceability of the choice of law provisions of the Transaction Documents.

          e. We further express no opinion with respect to: (i) the possible unenforceability of provisions, prohibiting competition, the solicitation or acceptance of customers, business relationships of employees; (ii) the possible unenforceability of provisions providing that the provisions of an agreement are severable in all circumstances; (iii) the possible unenforceability of provisions permitting the exercise, under certain circumstances, of rights without notice or without providing opportunity to cure failing to perform; (iv) the effect of agreements as to rights of set-off otherwise, than in accordance with applicable law; (vi) the possible unenforceability of provisions that are in the nature of an arbitration clause; and(vii) the statute, administrative decisions and rules and regulations of any county, municipal or special political subdivision.

     This opinion letter has been delivered solely for the benefit of the addressee hereof in connection with the transactions contemplated by the Agreement and may not be relied upon by any other person or entity or for any other purpose without our express written permission. We expressly disclaim any duty to update this opinion letter in the future in the event that there are any changes in the relevant fact or law that may change or otherwise affect any of the opinions expressed herein.


                                            Very truly yours,


                                            BURR & FORMAN LLP


Exhibit 2.3


          Asset Purchase Agreement By and Among AmeriSteel Corporation,
           Birmingham Southeast, LLC and Birmingham Steel Corporation
                          Dated as of November 14, 2001
                        (the "Asset Purchase Agreement")


                      Amendment to Asset Purchase Agreement

This Amendment to the Asset Purchase Agreement (this "Amendment") is entered into as of the ___th day of January, 2002 by and among Birmingham Southeast, LLC and Birmingham Steel Corporation (jointly and severally "Seller") and AmeriSteel Corporation ("Buyer") in conjunction with the Closing of the Asset Purchase Agreement. All capitalized terms used herein (unless otherwise defined herein) shall have the meanings ascribed to such terms in the Asset Purchase Agreement. In consideration of the mutual agreements set forth herein, the parties state and agree as follows:

     1. The first sentence of Section 2.5(b) of the Asset Purchase Agreement is hereby amended by changing the reference of 30 days to 60 days, such that the first sentence shall now read as follows:

     (b) Within sixty (60) calendar days subsequent to the Closing Date, Buyer will provide to Seller, Buyer's final determination of the Cash Consideration as of the Closing Date, and any adjustments necessary to the Closing Settlement Statement.

     2. This Amendment shall constitute an amendment to the Asset Purchase Agreement as contemplated by Section 14.11 thereof; provided, however, that except as expressly stated in this Amendment, no other amendment to the terms and conditions of the Asset Purchase Agreement are to be implied by the terms of this Amendment.

IN WITNESS WHEREOF, the parties hereby set forth their hands as of the ____th day of January, 2002 by their duly authorized representatives.

SELLER:

Birmingham Southeast, LLC                 Birmingham Steel Corporation


By:      /s/ J. Daniel Garrett           By: /s/ J. Daniel Garrett
         ---------------------                ----------------------
             J. Daniel Garrett,                  J. Daniel Garrett,
             Chief Financial Officer             Chief Financial Officer
             and Vice President - Finance        and Vice President- Finance
BUYER:

AmeriSteel Corporation

By:      /s/ Tom J. Landa
         ----------------
             Tom J. Landa,
             CFO and Secretary