Form 10-Q
period 2002-03-31
BIRMINGHAM STEEL CORP
filed 2002-05-20
CIK 779334

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2002

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

                  Class                       Outstanding at May 16, 2002
         Common Stock, $.01 par value              31,719,825 shares

Item 1 - Financial Statements (unaudited)

                          BIRMINGHAM STEEL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                                March 31,                June 30,
                                                                                   2002                    2001
                                                                             -----------------       -----------------
                                                                               (Unaudited)              (Restated)
    ASSETS
    Current assets:
      Cash and cash equivalents                                                 $         935             $       935
      Accounts receivable, net of allowance for doubtful accounts of
        $1,824 at March 31, 2002 and $2,146 at June 30, 2001                           52,844                  58,261
      Inventories                                                                      69,467                  71,708
      Other current assets                                                              4,057                   2,986
      Current assets of discontinued operations                                         4,959                  71,979
                                                                                -------------             -----------
          Total current assets                                                        132,262                 205,869

    Property, plant and equipment:
      Land and buildings                                                              111,838                 111,773
      Machinery and equipment                                                         385,454                 384,411
      Construction in progress                                                         11,101                  12,369
                                                                                -------------             -----------
                                                                                      508,393                 508,553
      Less accumulated depreciation                                                  (278,274)               (256,807)
                                                                                -------------             -----------
          Net property, plant and equipment                                           230,119                 251,746

      Excess of cost over net assets acquired                                           6,211                  13,515
      Other                                                                            17,108                  16,957
      Non-current assets of discontinued operations                                    78,711                 213,258
                                                                                -------------             -----------
            Total assets                                                        $     464,411             $   701,345
                                                                                =============             ===========

    LIABILITIES & STOCKHOLDERS' EQUITY
    Current liabilities:
      Accounts payable                                                          $      27,832             $    37,692
      Accrued interest payable                                                          7,459                   3,365
      Accrued payroll expenses                                                          5,161                   4,884
      Accrued operating expenses                                                        7,872                   8,568
      Other current liabilities                                                        15,723                  17,484
      Current maturities of long-term debt                                            383,844                 293,500
      Current liabilities of discontinued operations                                    4,826                  25,312
      Reserve for operating losses of discontinued operations                           3,313                  10,136
                                                                                -------------             -----------
          Total current liabilities                                                   456,030                 400,941

    Deferred liabilities                                                                7,932                   7,701
    Long-term debt, less current portion                                              158,500                 254,000
    Non-current liabilities of discontinued operations                                 30,324                  45,207

    Stockholders' equity:
      Preferred stock, par value $.01; authorized: 5,000,000 shares                         -                       -
      Common stock, par value $.01; authorized: 195,000,000 shares;
    issued:
        31,614,531 at March 31, 2002 and 31,142,113 at June 30, 2001                      316                     311
      Additional paid-in capital                                                      344,236                 343,908
      Unearned compensation                                                              (142)                   (317)
      Accumulated deficit                                                            (532,785)               (350,406)
                                                                                -------------             -----------
          Total stockholders' deficit                                                (188,375)                 (6,504)
                                                                                -------------             -----------
            Total liabilities and stockholders' equity                          $     464,411             $   701,345
                                                                                =============             ===========



                             See accompanying notes.



                          BIRMINGHAM STEEL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (in thousands, except per share data; unaudited)

                                                                       Three Months Ended                   Nine Months Ended
                                                                           March 31,                            March 31,
                                                                     2002               2001               2002           2001
                                                                  ----------         -----------        ----------     ----------
                                                                                     (Restated)                        (Restated)

   Net sales                                                      $  123,509         $   144,831        $  376,669     $   452,128

   Cost of sales:
     Other than depreciation and amortization                        104,392             123,732           308,216         386,143
     Depreciation and amortization                                     7,234               8,592            22,735          25,970
                                                                  ----------         -----------        ----------     -----------
   Gross profit                                                       11,883              12,507            45,718          40,015

   Selling, general and administrative expense                         8,463               8,154            24,357          24,266
                                                                  ----------         -----------        ----------     -----------
   Operating income                                                    3,420               4,353            21,361          15,749

   Interest expense, including amortization of
     debt issue costs                                                 12,777               8,866            33,050          25,623
   Other income, net                                                     192                 106               359             716
                                                                  ----------         -----------        ----------     -----------
   Loss from continuing operations before income taxes                (9,165)             (4,407)          (11,330)         (9,158)

   Provision for (benefit from) income taxes                              27                  24              (144)            154
                                                                  ----------         -----------        ----------     -----------
   Net loss from continuing operations                                (9,192)             (4,431)          (11,186)         (9,312)

   Discontinued operations:
     Operating income (losses) from discontinued
         operations, net of change in reserves                          (634)            (18,804)          (26,949)        (70,512)
     Recovery/loss on disposal of Cartersville assets                    202                   -          (142,391)              -
     Loss/reserve for loss on disposal of SBQ assets                  (1,854)                  -            (1,854)        (77,600)
                                                                  ----------         -----------        ----------     -----------
   Net loss from discontinued operations                              (2,286)            (18,804)         (171,194)       (148,112)

   Net loss                                                       $  (11,478)        $   (23,235)       $ (182,380)   $   (157,424)
                                                                  ==========         ===========        ==========     ===========
   Weighted average shares outstanding                                31,491              31,032            31,327          30,970
                                                                  ==========         ===========        ==========     ===========
   Basic and diluted per share amounts:

     Loss from continuing operations                              $    (0.29)        $     (0.14)       $    (0.36)   $      (0.30)

     Loss from discontinued operations                                 (0.07)              (0.61)            (5.46)          (4.78)
                                                                  ----------         -----------        ----------    ------------
     Net loss per share                                           $    (0.36)        $     (0.75)       $    (5.82)   $      (5.08)
                                                                  ==========         ===========        ==========    ============


                             See accompanying notes.



                          BIRMINGHAM STEEL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands; unaudited)
                                                                                                     Nine Months Ended
                                                                                                         March 31,
                                                                                           --------------------------------------
                                                                                                2002                  2001
                                                                                           ---------------       ----------------
                                                                                                                    (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss from continuing operations                                                      $       (11,186)      $         (9,311)
  Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                                                 22,735                 25,970
      Other                                                                                          6,169                  7,283
  Changes in operating assets and liabilities:
      Accounts receivable                                                                            5,027                  3,008
      Inventories                                                                                    2,241                 26,176
      Other current assets                                                                          (1,070)                   609
      Accounts payable                                                                              (9,860)               (16,803)
      Accrued liabilities                                                                            3,675                 (3,491)
      Deferred liabilities                                                                          (1,530)                 3,133
                                                                                           ---------------       ----------------
         Net cash provided by operating activities of continuing operations                         16,201                 36,574
         Net cash provided by (used in) operating activities of discontinued operations              3,768                (32,481)
                                                                                           ---------------       ----------------
         Net cash provided by operating activities                                                  19,969                  4,093
                                                                                           ---------------       ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Additions to property, plant and equipment                                                    (2,012)                (8,587)
      Other non-current assets                                                                      (1,025)                 1,848
                                                                                           ---------------       ----------------
         Net cash used in investing activities of continuing operations                             (3,037)                (6,739)
         Net cash provided by (used in) investing activities of discontinued operations             16,821                 (1,529)
                                                                                           ---------------       ----------------
         Net cash provided by (used in) investing activities                                        13,784                 (8,268)
                                                                                           ---------------       ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Payments on long term debt                                                                    (6,021)                     -
      Borrowings under revolving credit facilities                                               1,654,123              1,467,454
      Payments on revolving credit facilities                                                   (1,663,257)            (1,460,446)
      Other, net                                                                                    (3,495)                (2,735)
                                                                                           ---------------       ----------------
         Net cash (used in) provided by financing activities of continuing operations              (18,650)                 4,273
         Net cash used in financing activities of discontinued operations                          (15,103)                   (98)
                                                                                           ---------------       ----------------
         Net cash (used in) provided by financing activities                                       (33,753)                 4,175
                                                                                           ---------------       ----------------

Net increase (decrease) in cash and cash equivalents                                                     -                      -
Cash and cash equivalents at:
  Beginning of period                                                                                  935                    935
                                                                                           ---------------       ----------------
  End of period                                                                            $           935       $            935
                                                                                           ===============       ================
                                         See accompanying notes.


                          BIRMINGHAM STEEL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  DESCRIPTION OF THE BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Going Concern
The accompanying unaudited Consolidated Financial Statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The report of Ernst & Young LLP, Birmingham Steel Corporation's (the Company) independent auditors, on the consolidated financial statements for the year ended June 30, 2001, includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern because of the material debt obligations due May 31, 2002.

The Company continues in discussions with its lenders regarding a permanent resolution of its obligations under the Revolving Credit Facility and Senior Notes. On March 27, 2002, 100% of the Company's lenders approved the extension of approximately $286 million under its revolving credit facility and senior secured notes previously due April 1, 2002 until May 15, 2002. On May 14, 2002, 100% of the Company's lenders approved a further extension of those maturities through May 31, 2002. In February 2002, the Company announced it had engaged CIBC World Markets Corp. to assist in evaluating strategic and financing alternatives available to the Company, which could include sale of the Company or substantially all of its assets, a merger with a third party or restructuring of its debt with the Company's lenders. Pursuant to the terms of its engagement, CIBC has conducted a process to determine the Company's viable options. During this process, the Company has engaged in discussions with several parties, including Nucor Corporation ("Nucor").

On February 14, 2002, Nucor announced an unsolicited offer of $500 million to purchase substantially all of the Company's assets. On May 10, 2002, the Company signed a non-binding letter of intent with Nucor pursuant to which Nucor would purchase substantially all of the Company's assets for $615 million in cash, and the Company is currently engaged in exclusive discussions with Nucor regarding a possible transaction. The transaction set forth in the letter of intent is conditioned upon the Company finalizing a definitive agreement with Nucor and related agreements in support of the transaction with the Company's senior secured lenders. These agreements will require that the transaction with Nucor be completed pursuant to a pre-arranged Chapter 11 bankruptcy filing approved by the bankruptcy court in Delaware. The $615 million purchase price proposed by Nucor is less than the full value of the Company's secured debt. The Company and its secured lenders are negotiating a pre-arranged plan agreement which, pursuant to approval of the bankruptcy court, would provide that secured lenders distribute a portion of the proceeds from the transaction to unsecured creditors and shareholders. The agreements contemplate payments to shareholders of approximately $.47 per share. The plan contemplated by the Company, its secured lenders and Nucor would also provide for continued and uninterrupted payments to the Company's critical vendors from operating cash flows and a proposed interim financing arrangement.

There can be no assurance that the Company will enter into acceptable definitive agreements with Nucor and its senior secured lenders. Should the proposed transaction with Nucor not be completed, the Company will consider other possible courses of action, which include but are not necessarily limited to, seeking protection under Chapter 11 of the U.S. Bankruptcy Code, extending the CIBC engagement to determine other strategic alternatives, re-engaging in discussions with other potential purchasers, seeking extensions of the maturity dates for debt due on May 31, or restructuring its debt with current lenders. The Company expects to have finalized the agreements with respect to the Nucor transaction or to have identified an alternative course of action prior to May 31.

On November 14, 2001,  the Company  announced  that the New York Stock  Exchange
(NYSE) had initiated procedures to delist the common stock of the Company. The NYSE decision was reached in view of the fact that the Company had fallen below the following NYSE continued listing standards: average global market capitalization over a consecutive 30 trading-day period of less than $50 million, total stockholders' equity of less than $50 million, and the average closing price of the Company's common stock below one dollar over a consecutive 30 trading-day period. Effective with the market opening on November 18, 2001, the Company's common stock began trading on the OTC Bulletin Board under the symbol BIRS.

Description of the Business
The Company owns and operates facilities in the mini-mill sector of the steel industry. The Company's facilities produce a variety of steel products including reinforcing bars (rebar) and merchant products such as rounds, flats, squares, strips, angles and channels. These products are sold primarily to customers in the steel fabrication, manufacturing and construction industries. The Company has regional warehouses and distribution facilities, which are used to distribute its rebar and merchant products. The Company also owns an equity interest in a scrap collection and processing operation. On December 28, 2001, the Company sold the assets of its Cartersville, Georgia merchant product facility. The results for Cartersville for all periods presented are included in discontinued operations.

The Company formerly participated in the SBQ segment of the steel industry, the results for which are reported in discontinued operations. The SBQ segment produced high quality rod, bar and wire that was sold primarily to customers in the automotive, agricultural, industrial fastener, welding, appliance and aerospace industries in the United States and Canada. On March 1, 2002, the Company completed the sale of the assets of its Cleveland, Ohio SBQ facility. The Memphis, Tennessee SBQ facility continues to be classified as assets held for disposal.

Basis of Presentation
The accompanying unaudited Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States
(GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The Consolidated Balance Sheet at June 30, 2001 has been derived from the audited financial statements at that date and is adjusted to reflect the assets and liabilities of the Cartersville facility as discontinued, and to reflect all assets and liabilities based on their natural classification (not netted) as required by a new accounting pronouncement (FAS 144) adopted in fiscal 2002. In addition, the unaudited Consolidated Financial Statements for the three and nine months ended March 31, 2001 have been restated to reflect the operating results of the Cartersville facility within discontinued operations.

In prior periods, the Company presented segment information in a note to the unaudited Consolidated Financial Statements. Since the Company now operates in a single segment due to discontinuing the SBQ segment, separate segment information is not presented.

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

Recent Accounting Pronouncements
EITF 00-10
The Company adopted the Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs", in the fourth quarter of fiscal 2001. Application of this EITF resulted in the restatement of prior period financial results to reflect shipping and handling fees billed to customers as revenue. These amounts were previously recorded in cost of sales. The effect of the restatement increased net sales and cost of sales in the three and nine months ended March 31, 2001 by $10.3 million and $33.6 million, respectively. Operating results were not affected by this reclassification.

SFAS No.142
In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" (FAS 142), establishing new accounting and reporting requirements for goodwill and other intangible assets. Under FAS 142, goodwill and indefinite-lived intangible assets will no longer be amortized but will be assessed for impairment annually, and more frequently if circumstances indicate a possible impairment. The provisions of this standard require the completion of a transitional impairment test within six months of adoption, with any impairment recognized upon adoption to be treated as a cumulative effect of a change in accounting principle. Impairment adjustments recognized after adoption, if any, generally are required to be recognized as operating expenses.

The Company adopted FAS No. 142 in the first quarter of fiscal 2002. Effective July 1, 2001, the Company no longer recognized goodwill amortization in the Consolidated Financial Statements which positively impacted pre-tax earnings from continuing operations by $532 thousand and $1.6 million in the three and nine month periods ended March 31, 2002, respectively. In addition, the amounts of goodwill attributable to each of the Company's reporting units was tested for impairment as of July 1, 2001, by comparing the estimated fair value of each reporting unit with its carrying value. Except for the write-off of $7.3 million goodwill on the Cartersville facility that was included in the loss on sale in the second quarter of fiscal 2002, the carrying value of the Company's other goodwill was not impaired as of July 1, 2001, the date of the initial test for impairment.

SFAS No. 144
In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144), which supersedes SFAS Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". This new statement also supersedes certain aspects of the Accounting Principles Board Opinion (APB) 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", with regard to reporting the effects of a disposal of a segment of a business and will require expected future operating losses from discontinued operations to be reported in discontinued operations in the period incurred (rather than estimated as of the measurement date as was required by APB 30). The Company adopted the provisions of FAS 144 in the second quarter of fiscal 2002 and reflected the loss on sale and operating losses from the Cartersville facility in discontinued operations in the accompanying interim financial statements. Under the transition provisions of FAS 144, any segment previously reported in discontinued operations will continue to be accounted for under provisions of APB 30. As such, the SBQ segment will continue to be accounted for under APB 30.

Reclassifications
Amounts for all periods presented have been reclassified to include the Cartersville, Georgia mini-mill financial position and operating results in discontinued operations.

2.  DISCONTINUED OPERATIONS

The following table sets forth events that have occurred in connection with the disposal of the SBQ segment (recorded under provisions of APB 30) and the sale of the Cartersville facility (recorded under the provisions of FAS 144), and the related recording of discontinued operations accounting treatment. See further discussion of each event below:

--------------  ----------------------------------------------  ----------------
                                                                 Reported in
                                                                   Financial
   Date                             Event                       Statements Dated
--------------  ----------------------------------------------  ----------------
August 1999     o Prior Board of Directors adopts plan of       Fiscal year
                  disposal for SBQ segment                         ended
                o SBQ segment presented as discontinued         June 30, 1999
                  operations
--------------  ----------------------------------------------  ----------------
January 2000    o Following proxy contest, reconstituted Board  Fiscal quarter
                  of Directors elects to re-establish SBQ           ended
                  segment                                        December 31,
                o Discontinued operations accounting treatment       1999
                  recorded in June 1999 reversed
                o Memphis facility shut-down, $85 million
                  reserve   for impairment established
--------------  ----------------------------------------------  ----------------
February  2001  o Board of Directors authorizes sale of SBQ     Fiscal quarter
                  assets (Cleveland and Memphis) to North           ended
                  American Metals (NAM)                           December 31,
                o Discontinued operations accounting treatment       2000
                  re-established, $89.9 million reserve for
                  loss on disposal and disposal period losses
                  established
--------------  ----------------------------------------------  ----------------
March 2001      o Definitive agreement with NAM for the sale    Fiscal quarter
                  of SBQ assets is terminated because NAM is         ended
                  unable to secure financing for the purchase    March 31, 2001
                  by March 23, 2001 deadline
                o American Iron Reduction, L.L.C.,(AIR)filed
                  for protection under Chapter 7 of the U.S.
                  Bankruptcy Code
--------------  ----------------------------------------------  ----------------
April 2001      o Management announces decision to close the    Fiscal quarter
                  Cleveland, Ohio plant unless the facility         ended
                  is sold by June 22, 2001                       March 31, 2001
                o Estimated loss on SBQ segment is increased
                  by $12.3 million to reflect extension of
                  disposal period
--------------  ----------------------------------------------  ----------------
September 2001  o Management announces intent to sell Cleveland Fiscal quarter
                  facility  to Sidenor, S.A.                         ended
                o Estimated loss on sale of SBQ segment is        June 30, 2001
                  increased by $36.1 million to reflect
                  additional loss on sale, additional disposal
                  period losses and adjustment to previous
                  reserve for loss on purchase commitment for
                  AIR.
--------------  ----------------------------------------------  ----------------
September 2001  o Reserve for disposal period losses is         Fiscal quarter
                  increased by $9 million to reflect longer         ended
                  anticipated disposal period for Memphis        September 30,
                  facility.                                          2001
--------------  ----------------------------------------------  ----------------
December 2001   o Sale of Cartersville, Georgia mini-mill is    Fiscal quarter
                  completed. Results of discontinued operations     ended
                  restated to include the Cartersville facility. December 31,
                  Loss on sale of $142.4 million recorded on         2001
                  sale of Cartersville assets.
--------------  ----------------------------------------------  ----------------
January 2002    o Management announces intent to sell Cleveland  Fiscal quarter
                  facility to Fiscal quarter Charter                 ended
                  Manufacturing, Inc. Reserve for disposal       December 31,
                  period losses is increased by $1.6 million          2001
                  to reflect revised anticipated disposal date.

--------------  ----------------------------------------------  ----------------
March 2002      o Sale of Cleveland, Ohio facility is completed. Fiscal quarter
                  Recorded additional $1.8 million loss on sale. ended March 31,
                o Reserve for disposal period losses are              2002
                  increased by $0.5 million to reflect revised
                  anticipated disposal date of the Memphis SBQ
                  facility.
--------------  ----------------------------------------------  ----------------
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

In September 2001, the Company announced that a letter of intent had been signed to sell the idled Cleveland facility to Corporacion Sidenor, S.A. (Sidenor), an SBQ producer headquartered in Bilbao, Spain. Based on the terms of the letter of intent, the Company established an additional $61.2 million reserve for loss on sale in the quarter ended June 30, 2001 (offset by a reversal of $36.6 million loss reserve for the Company's purchase commitment to AIR). In addition, the Company recorded additional reserves for estimated losses through the anticipated disposal period of $10.1 million.

Fiscal 2002
In the quarter ended September 30, 2001, management increased the reserve for disposal period losses for the SBQ segment by $9.0 million to reflect a longer anticipated disposal period for the Memphis facility. On an accrual basis, carrying costs for the Memphis facility are approximately $1.0 million per month. The expected loss on sale and disposal period losses are based on management's estimates of the most likely outcome based on the carrying costs of the SBQ assets and anticipated costs to complete the sale of the facilities. Additionally, the Company continues to discuss the disposition of the Memphis facility with interested parties.

On November 9, 2001, the previously signed letter of intent with Sidenor regarding sale of the SBQ facility in Cleveland, Ohio expired. On January 10, 2002, the Company announced it had signed an option agreement with Charter Manufacturing, Inc. of Mequon, Wisconsin (Charter), and on March 1, 2002, the Company completed the sale of the Cleveland facility to Charter. Terms of the transaction included sale of remaining inventories and production assets of the Cleveland facility for $26.0 million. As a result of completing the sale, the Company recorded an additional $1.8 million loss on sale primarily related to sale of remaining inventories at the Cleveland facility. The transaction provided the Company $15.0 million long-term debt relief through Charter's assumption of $15.0 million industrial revenue bonds and $11.0 million in cash proceeds. A portion of the cash proceeds were used to settle a $3.1 million outstanding inventory purchase obligation and a $1.2 million retention bonus obligation for selected employees. The Company also expects to pay approximately $1.0 million of liabilities for transaction fees and other liabilities to satisfy its obligations related to the disposal of the Cleveland facility. The remaining proceeds were used to pay down $3.6 million long-term debt and $1.6 million interest and lease related obligations.

In the third quarter of fiscal 2002 the Company increased the reserve for estimated disposal period losses by $0.5 million to reflect the revised disposition date of the Memphis facility and its obligation related to AIR. For the nine months ended March 31, 2002, SBQ operating losses of $19.2 million have been charged against the reserve. As of March 31, 2002, the Company has a $3.3 million reserve for estimated (pre-tax) disposal period losses. Such amount excludes corporate overhead but includes approximately $0.6 million of direct and allocated interest expense. AIR continues in liquidation proceedings under Chapter 7 of the U.S. bankruptcy code. The Company has not incurred any cost in fiscal 2002 under its purchase commitment with AIR.

The Company will continually assess the adequacy of the remaining $3.3 million reserves for expected operating losses at the Memphis facility. As with all estimates of future events and circumstances, the actual loss on disposal of the SBQ segment, including operating losses and carrying costs through the disposal period, will most likely be different from the estimates reflected in these unaudited Consolidated Financial Statements and the difference could be material. To the extent actual proceeds from the eventual sale of the remaining assets of the SBQ segment and operating losses during the disposal period differ from the estimates reflected in these unaudited Consolidated Financial Statements, the variance will be reported within discontinued operations in future periods.

Discontinued operations - Cartersville Facility

In the quarter ended December 31, 2001, the Company announced and completed the sale of its mini-mill facility in Cartersville, Georgia to AmeriSteel Corporation (AmeriSteel), a U.S. subsidiary of Gerdau S.A. of Rio de Janeiro, Brazil. Accordingly, as required by FAS 144, the operating results for the Cartersville facility for fiscal 2002 and prior periods have been restated in discontinued operations.

As a result of the sale, the Company recorded a $142.4 million loss on disposal of the assets, which included a charge of $7.3 million to write off remaining goodwill. Terms of the transaction provided consideration of $86.6 million as follows: (1) approximately $17.7 million in cash proceeds from the sale of working capital; (2) release from $68.7 future operating lease obligations; (3) estimated collection of retained trade accounts receivable of $12.3 million; and
(4) estimated proceeds from retained inventory of $0.9 million which were offset by (1) issuance of a $10.0 million unsecured, non-interest bearing (until December 2004 when the note will bear 9% compounded monthly) note payable to the former lessors due in December 2005; and (2) payment of approximately $3.0 million of retained liabilities. Proceeds from the collection of retained trade accounts receivable subsequent to December 28, 2001, the closing date, in excess of payment of retained liabilities, will be used to further reduce debt under the Company's Revolving Credit Facility. As of March 31, 2002, the Company had collected $11.4 million of the retained trade accounts receivable and sale of retained inventory and had paid $ 2.9 million in retained liabilities. Net proceeds were used to further reduce debt under the Company's Revolving Credit Facility. As of March 31, 2002, the Company had approximately $0.3 million retained trade accounts receivable and less than $0.1 million retained inventory related to the Cartersville facility. The Company does not anticipate any future material obligations related to the Cartersville facility.


Unaudited operating results of the discontinued operations, which include the SBQ segment and Cartersville facility, were as follows (in thousands):

                                      Three Months Ended    Nine Months Ended
                                           March 31,             March 31,
                                      2002         2001      2002         2001
                                     ---------   --------   --------- ---------
    Net sales                        $     603   $ 36,076   $  62,818  $132,404
    Cost of sales                        3,940     49,186      79,520   166,201
                                     ---------   --------   --------- ---------
    Gross loss                          (3,337)   (13,110)    (16,702)  (33,797)
    Selling, general and
        administrative expense           1,402      1,558       6,127     6,264
                                     ---------   --------   --------- ---------
    Operating loss                      (4,739)   (14,668)    (22,829)  (40,061)
    Interest expense                     1,112      6,580      10,461    20,907
    Other income (expense), net             24        488          52       751
                                     ---------   --------   --------- ---------
    Loss before reserve adjustments     (5,827)   (20,760)    (33,238)  (60,217)
    Use of reserve for operating
        losses on discontinued
        operations                      (5,193)    (1,956)     (6,289)   10,295
    (Recovery)/loss on disposal
        of Cartersville assets            (202)         -     142,391         -
    Loss/reserve for loss on
        disposal of SBQ assets           1,854          -       1,854    77,600
                                     ---------   --------   --------- ---------
    Loss from discontinued
        operations, net of tax       $  (2,286)  $(18,804) $ (171,194)$(148,112)
                                     =========   ========  ========== =========


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

Assets and liabilities of the discontinued operations have been reflected in the unaudited Consolidated Balance Sheets as current or non-current based on the original classification of the accounts. The following is a summary of assets and liabilities of discontinued operations (in thousands):

                                                March 31,             June 30,
                                                  2002                  2001
                                              -----------            ----------
                                               (Unaudited)           (Restated)
    Current assets:
      Accounts receivable                     $     1,667            $   21,603
      Inventories                                   2,825                49,215
      Other                                           467                 1,161
                                              -----------            ----------
                                                    4,959                71,979
    Non-current assets:
      Property, plant and equipment, net of
       accumulated depreciation                    75,399               348,792
      Other non-current assets                      3,312                 1,302
      Provision for estimated loss on disposal
       of discontinued operations                       -              (136,836)
                                              -----------            ----------
                                                   78,711               213,258
                                              -----------            ----------
    Total assets of discontinued operations   $    83,670            $  285,237
                                              ===========            ==========

    Current liabilities:
      Accounts payable                        $     1,448            $    8,515
      Other accrued expenses                        3,378                16,797
                                              -----------            ----------
                                                    4,826                25,312
    Non-current liabilities:
      Long term debt                               26,880                41,988
      Deferred rent                                 3,444                 3,219
                                              -----------            ----------
                                                   30,324                45,207
                                              -----------            ----------
    Total liabilities of discontinued
      operations                              $    35,150            $   70,519
                                              ===========            ==========


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

3.  INVENTORIES

Inventories of continuing operations are valued at the lower of cost (first-in, first-out) or market, as summarized in the following table (in thousands):

                                              March 31, 2002      June 30, 2001
                                              --------------      --------------
           Raw Materials and Mill Supplies        $   15,757           $ 17,120
                           Work-in-Process             7,447              6,844
                            Finished Goods            46,263             47,744
                                              --------------      --------------
                                                  $   69,467           $ 71,708
                                              ==============      ==============


4.  LONG-TERM DEBT

On March 31, 2002, the Company's lenders approved the extension of approximately $286 million due April 1, 2002 under its revolving credit facility and senior secured notes until May 15, 2002. On May 14, 2002, 100% of the Company's lenders approved a further extension of those maturities through May 31, 2002.

On March 1, 2002, the Company completed the sale of its Cleveland, Ohio, SBQ facility to Charter Manufacturing, Inc. Terms of the transaction provided consideration of $26.0 million including $11.0 million in cash proceeds and Charter's assumption of $15.0 million industrial revenue bonds related to the Cleveland facility. Net cash proceeds were used to retire $3.5 million senior note debt and $0.1 million under the Revolving Credit facility. In addition, the collateral agent bank currently holds approximately $0.2 for Memphis equipment lessors.

On December 28, 2001, the Company completed the sale of its Cartersville facility to AmeriSteel. Terms of the transaction provided consideration of $86.6 million as follows: (1) approximately $17.7 million in cash proceeds from the sale of working capital; (2) release from $68.7 future operating lease obligations; (3) estimated collection of retained trade accounts receivable of $12.3 million; and (4) estimated proceeds from retained inventory of $0.9 million which were offset by (1) issuance of a $10.0 million unsecured, non-interest bearing (until December 2004 when the note will bear 9% compounded monthly) note payable to the former lessors due in December 2005; and (2) payment of approximately $3.0 million of retained liabilities. Proceeds from the sale and collection of retained trade receivables, net of payment of retained liabilities, were used to retire $10.0 million in debt specifically related to Birmingham Southeast LLC (BSE), and to reduce borrowings under the Company's Revolving Credit Facility. In addition, $3.0 million of the sale proceeds will be held in escrow until December 2007. As a result of the collection of proceeds from the Cartersville transaction, total commitment under the Revolving Credit Facility was permanently reduced to $276.6 million at March 31, 2002 from $290.0 million at June 30, 2001. As accounts receivable from Cartersville are collected, the borrowings and the lenders commitment under the Revolving Credit Facility will be reduced by equal amounts. As of March 31, 2002, the Company had approximately $0.3 million retained trade accounts receivable and less than $0.1 million retained inventory related to the Cartersville facility. The Company does not anticipate any future material obligations related to the Cartersville facility.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Recent Developments

Pending

General

The accompanying unaudited Consolidated Financial Statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The report of Ernst & Young LLP, Birmingham Steel Corporation's (the Company) independent auditors, on the consolidated financial statements for the year ended June 30, 2001, includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern because of the material debt obligations due May 31, 2002.

The Company continues in discussions with its lenders regarding a permanent resolution of its obligations under the Revolving Credit Facility and Senior Notes. In February 2002, the Company announced it had engaged CIBC World Markets Corp. to assist in evaluating strategic and financing alternatives available to the Company, which could include sale of the Company or substantially all of its assets, a merger with a third party or restructuring of its debt with the Company's lenders. Pursuant to the terms of its engagement, CIBC has conducted a process to determine the Company's viable options. During this process, the Company has engaged in discussions with several parties, including Nucor Corporation ("Nucor").

On February 14, 2002, Nucor announced an unsolicited offer of $500 million to purchase substantially all of the Company's assets. On May 10, 2002, the Company signed a non-binding letter of intent with Nucor pursuant to which Nucor would purchase substantially all of the Company's assets for $615 million in cash, and the Company is currently engaged in exclusive discussions with Nucor regarding a possible transaction. The transaction set forth in the letter of intent is conditioned upon the Company finalizing a definitive agreement with Nucor and related agreements in support of the transaction with the Company's senior secured lenders. These agreements will require that the transaction with Nucor be completed pursuant to a pre-arranged Chapter 11 bankruptcy filing approved by the bankruptcy court in Delaware. The $615 million purchase price proposed by Nucor is less than the full value of the Company's secured debt. The Company and its secured lenders are negotiating a pre-arranged plan agreement which, pursuant to approval of the bankruptcy court, would provide that secured lenders distribute a portion of the proceeds from the transaction to unsecured creditors and shareholders. The agreements contemplate payments to shareholders of approximately $.47 per share. The plan contemplated by the Company, its secured lenders and Nucor would also provide for continued and uninterrupted payments to the Company's critical vendors.

There can be no assurance that the Company will enter into acceptable definitive agreements with Nucor and its senior secured lenders. Should the proposed transaction with Nucor not be completed, the Company will consider other possible courses of action, which include but are not necessarily limited to, seeking protection under Chapter 11 of the U.S. Bankruptcy Code, extending the CIBC engagement to determine other strategic alternatives, re-engaging in discussions with other potential purchasers, seeking extensions of the maturity dates for debt due on May 31, or restructuring its debt with current lenders. The Company expects to have finalized the agreements with respect to the Nucor transaction or to have identified an alternative course of action prior to May 31.

In response to the Company's over-leveraged financial condition and industry conditions, management has taken aggressive steps during the past 29 months to stabilize the Company's operations, manage liquidity and respond to deteriorating industry conditions, including the following:

o Shutdown of operations at the Memphis melt shop, resulting in cash savings of approximately $2 million per month (January 2000);
o Shutdown of operations at Cleveland, resulting in cash savings of $2 million to $3 million per month (completed July 2001);
o Shutdown of operations of the Convent, Louisiana DRI facility (AIR), resulting in cash savings of approximately $1 million per month (October
     2000);
o Sale of the Company's interest in the California scrap processing joint venture, eliminating $34 million in contingent liabilities (June 2000);
o Reduction of corporate headquarters personnel by more than 31%, resulting in annual savings of more than $2 million per year (December 1999 to March
     2002);
o Hiring of highly experienced steel operations and sales individuals from other steel companies to join the Correnti management team;
o    Reduction in  inventories  by $126  million  (from  December  1999 to March
     2002);
o Reduction in trade accounts payable by $71 million (from December 1999 to March 2002), and improvement in vendor relationships, which had been impaired under prior management;
o Sale of the Cartersville facility in December 2001 providing approximately $86.6 million reduction in total debt and operating lease obligations and elimination of $1 million to $2 million monthly operating losses; and
o Sale of the Cleveland facility in March 2002 providing approximately $18.6 million debt reduction and relief from approximately $0.5 million monthly carrying costs.

During the extremely challenging business conditions which have prevailed in the U.S. steel industry during the past 29 months, the Company has reduced costs, improved margins, reduced debt, maintained vendor relations and maintained sufficient availability under its revolving credit facility to continue operations. However, deteriorating conditions in the domestic steel industry, a surge in steel imports and a general decline in U.S. economic conditions have offset the positive financial impact of management's actions.

Management's goal is to position the Company to actively participate in a consolidation of the U.S. steel industry, which a broad consensus of industry experts agrees must occur in order for the domestic industry to remain viable. Experts anticipate that a wave of consolidation will occur over the next three to five years, as the U.S. steel industry adjusts to the impact of a global economy. In fact, consolidation activity is already underway in Europe, and, in management's view, consolidation of the U.S. industry is inevitable if the U.S. industry is to effectively compete globally. Furthermore, the drastic decline in steel company market capitalization over the past two years is indicative of the prevailing view of the financial and investment communities that industry consolidation is inevitable.

According to available industry data, total demand for all steel products in the U.S. is approximately 130 million tons per year. Currently, domestic steel producers have the capacity to produce approximately 100 million tons per year, which mandates the necessity for at least 30 million tons of annual steel imports. However, during fiscal year 2001, import levels reached a record 45 million tons. The domestic steel industry is highly fragmented with a number of high-cost, inefficient operations. The industry is divided into two segments: integrated steel and mini-mill steel companies. Today, there are approximately ten domestic integrated steel producers and twenty-five mini-mill companies. Management and other industry experts believe the eventual consolidation activity will ultimately result in three to four domestic integrated producers and ten to eleven mini-mill companies. As is the usual case in consolidation, the survivors will be the efficient, low-cost producers. With the recent sale of the Cartersville operation, the Company's remaining core operations are low-cost, highly efficient, state-of-the-art facilities.

According to published industry reports, the Company is recognized as having one of the most experienced and capable management teams in the industry. During the past 29 months, the Company has attracted experienced sales and operations managers from other steel companies to join the Birmingham Steel management team. Because of the quality of its core assets and management team, management believes the Company is viewed as a key participant in the prospective consolidation of the domestic industry. Other mini-mill companies have strong asset bases, viewed desirable for consolidation, but many lack the management and operational bench strength to effectively lead the industry consolidation. In order to participate in the pending industry consolidation, the primary obstacle the Company must overcome is its aforementioned large debt level.

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

During the past 29 months, the Company has successfully completed most of the key elements of its turnaround strategy. Unfortunately, the benefits of these accomplishments have been overshadowed in fiscal 2002 by a continued deterioration of economic conditions in the U.S. steel industry, which began in 1998 and was further impacted by the September 11, 2001 terrorist attack on the U.S. While some U.S. economists and various economic measurements indicate the U.S. economy is beginning to improve, the steel industry typically lags a recovery by six to nine months subsequent to the initial improvement. Despite signs of a possible economic recovery, management believes business conditions will remain difficult through the remainder of fiscal 2002.

Results from Continuing Operations

Sales
The following table compares shipments and average selling prices per ton for continuing operations for the three and six months ended March 31, 2002 and 2001:


                                    Three months ended March 31,                         Nine months ended March 31,
                                    2002                    2001                        2002                     2001
                           ------------------------------------------------   --------------------------------------------------

     Product                Tons         Average      Tons       Average          Tons        Average       Tons       Average
                            Shipped   Sales Price   Shipped   Sales Price       Shipped    Sales Price    Shipped   Sales Price
                           ------------------------------------------------   --------------------------------------------------
      Rebar Products          325,846    $ 250        365,341    $ 253            945,277     $ 259       1,049,111    $ 257
      Merchant Products       121,592      267        139,142      281            374,205       273         465,830      287
      Billets/Other            17,176      208         13,848      264             60,470       212          72,189      240
                           ---------- ----------- -----------   ---------       ---------  ------------   --------- ------------
      Totals                  464,614    $ 253        518,331    $ 260          1,379,952     $ 261       1,587,130    $ 265
                           ------------------------------------------------   --------------------------------------------------


Sales from continuing operations for the third quarter of fiscal 2002 were $123.5 million, down 14.7% compared to the third quarter of fiscal 2001 sales of $144.8 million. The change was due to a 10% decrease in tons shipped and a $14 per ton decrease in merchant products average selling price and $3 per ton decrease in rebar products average selling price. Sales from continuing operations for the nine months ended March 31, 2002 were $376.7 million, down 16.7% compared to sales of $452.1 million in the same period of fiscal 2001. The change was due to a 13.0% decrease in tons shipped and a $14 per ton decrease in merchant products average selling price partially offset by a $2 per ton increase in rebar products average selling price.

Shipments and selling prices have declined in the three and nine month periods ended March 31, 2002 primarily due to continuing pressure of steel imports and uncertainty in U.S. economic conditions. While the Company announced various price increases in the peak summer seasonal period in fiscal 2001, continued industry pressure kept prices relatively flat throughout calendar 2001 and into March 2002. Economic conditions generally slowed in calendar 2001 and the tragic events of September 11, 2001 could cause this trend to continue through the remainder of fiscal 2002, until consumer confidence is restored. The Company is pleased with President Bush's recent announcements concerning steel import tariffs under Section 201 of the International Trade Code. Initial announcements indicated that tariffs of 15% on rebar and 30% on certain merchant products would be established to protect U.S. steel producers from less expensive, foreign government subsidized imported steel. As these tariffs are levied, the level of foreign imports could shrink which will likely positively impact Company shipments and average selling prices. However it is difficult to assess the impact of the tariffs on the Company's results as opposition in the U.S. continues to mount against the tariffs, which have slowed their implementation. Also, until economic conditions and seasonal demand return to normalized levels, selling price and shipping level pressures will likely continue. The Company has announced seasonal selling price increases for rebar and merchant products of $15 per ton, to take effect in the fourth fiscal quarter of 2002. If increased demand from seasonal market conditions returns as anticipated, the price increases will help improve future financial results. If the anticipated increased seasonal demand does not materialize, some or all of the price increases may not be realized.

Cost of Sales
As a percentage of net sales, cost of sales for continuing operations (other than depreciation and amortization) decreased to 84.5% in the third quarter of fiscal 2002 compared to 85.4% in the third quarter of fiscal 2001. For the nine months ended March 31, 2002, costs of sales from continuing operations (other than depreciation and amortization) decreased to 81.8% compared to 85.4% in the nine months ended March 31, 2001. The improvement in cost of sales as a percentage of sales is due to a $5 per ton reduction in average scrap cost (5%), an 11% improvement in total production cost at the Jackson mill due to production efficiencies and a more favorable production mix, and suspension of production at the Joliet rolling mill in June 2001 which was one of the highest production cost facilities.

Selling, General and Administrative (SG&A)
SG&A expenses for continuing operations were $8.5 million in the third quarter of fiscal 2002 compared to $8.2 million in the third quarter of fiscal 2001, up 3.8% from the same period last year. The increase in the current quarter SG&A expenses is primarily attributable to retention of key management from the Cartersville facility (costs prior to the third fiscal quarter of 2002 are classified in discontinued operations), and severance expenses incurred with changes in operational management offset by lower computer related and other office expenses compared to the same period last year. For the nine months ended March 31, 2002, SG&A expenses for continuing operations were $24.3 million compared to $24.3 million in the nine months ended March 31, 2001.

Interest Expenses
Interest expense for continuing operations increased to $12.8 million in the third quarter of fiscal 2002 from $8.9 million in the same period last year. Interest expense for continuing operations increased to $33.1 million in the nine months of fiscal 2002 from $25.6 million in the same period last year. The increase in interest expense for continuing operations is primarily due to a decrease in interest expense allocable to discontinued operations in the current quarter ended March 31, 2002, due to the sale of Cartersville in December 2001. The Company allocates interest expense among its continuing operating divisions based on the percentage of assets employed at the respective facilities compared to total Company assets. The Cartersville facility was allocated $3.9 million of the total (continuing and discontinued operations) $15.1 million interest expense in the quarter ended March 31, 2001, compared to an allocation of $0 of the total (continuing and discontinued operations) $13.4 million interest expense in the quarter ended March 31, 2002. The Cartersville facility was allocated $12.3 million of the total $45.2 million interest expense in the nine months ended March 31, 2001, compared to an allocation of $6.3 million of the total $42.0 million interest expense in the nine months ended March 31, 2002. Total (continuing and discontinued operations) interest expense has decreased due to a decrease in the average borrowing rate under the Revolving Credit Facility from 8.4% to 4.4% in the quarters ended March 31, 2002 and 2001, respectively, and a decrease from 8.72% to 5.15% in the nine month periods ended March 31, 2002 and 2001, respectively.

The Company's total average borrowing rate decreased to 6.77% in the third quarter of fiscal 2002, from 8.73% in the same period last year. For the nine months of fiscal 2002 the average borrowing rate decreased to 8.08% from 9.93% in the same period last year.

Discontinued Operations
As of June 30, 2001, all SBQ facilities have either been idled or shutdown and have been reported in discontinued operations since December 2000. In addition, the Cartersville facility, which was the only operating facility that was not profitable during the first six months of fiscal 2002, was sold on December 28, 2001 to AmeriSteel Corporation (AmeriSteel), a U.S. subsidiary of Gerdau S.A. (NYSE: GGB) of Rio de Janeiro, Brazil. The results of operations for the Cartersville facility have been restated in discontinued operations in the second quarter of fiscal 2002 and all prior periods. The Company reported net loss from discontinued operations of $2.3 million or $0.07 per share, basic and diluted, in the third quarter of fiscal 2002 compared to a loss of $18.8 million, or $0.61 per share, basic and diluted in the same period last year. The current period loss includes $1.8 million additional loss on sale of Cleveland $0.1 million in operating losses at the Cartersville facility, $0.2 million in freight recovery relating to the Cartersville sale, and $0.5 million additional provision to the reserve for operating losses for the revised disposal date for the Memphis facility. The loss incurred in the three months ended March 31, 2001 included $12.3 million provision for future operating losses for the SBQ segment, and $6.5 million operating losses for the Cartersville facility.

The Company reported net loss from discontinued operations of $171.2 million or $5.46 per share, basic and diluted, in the nine months ended March 31, 2002 compared to a loss of $148.1 million, or $4.78 per share, basic and diluted in the same period last year. The loss for the nine months ended March 31, 2002 includes $142.4 million loss on sale of Cartersville, $15.8 million operating losses at the Cartersville facility, $11.2 million additional provision to the reserve for operating losses for the revised disposal date for the Cleveland and Memphis facilities of the SBQ segment and $1.8 million additional loss on the sale of Cleveland. The loss incurred in the nine months ended March 31, 2001, included $77.6 million estimated loss on sale of the Cleveland facility, $24.5 million provision for future operating losses for the SBQ segment, $20.2 million actual operating losses for the SBQ segment, and $25.7 million operating losses at the Cartersville facility.

Actual operating losses from discontinued SBQ operations of $7.5 million and $19.2 million for the three and nine months ended March 31, 2002, respectively, were charged to the reserve for disposal period losses and did not impact current period results. In the three and nine months ended March 31, 2001, $14.3 million of SBQ operating losses were charged to the reserve for disposal period losses, and did not impact the respective period results. Losses for the first nine months of fiscal 2002 reflect liquidation of inventories at the Cleveland facility at selling prices below cost through the first quarter of fiscal 2002 and carrying costs for the Memphis facility (shutdown December 1999) and the Cleveland facility (shutdown June 2001). Management expects to incur approximately $1.0 million per month to maintain the Memphis facility and service outstanding lease and debt obligations until the facilities are sold or disposed of otherwise. AIR continues in liquidation proceedings under Chapter 7 of the U.S. bankruptcy code. The Company has not incurred any cost in fiscal 2002 under its purchase commitment with AIR. The Company currently is not incurring any costs associated with the AIR facility.

As a result of the sale of the Cartersville facility in December 2001, the Company reduced total debt and off balance sheet operating lease obligations by approximately $86.6 million comprised as follows: (1) approximately $17.7 million in cash proceeds from the sale of working capital; (2) release from $68.7 future operating lease obligations; (3) estimated collection of retained trade accounts receivable of $12.3 million; and (4) estimated proceeds from retained inventory of $0.9 million which were offset by (1) issuance of a $10.0 million unsecured, non-interest bearing (until December 2004 when the note will bear 9% compounded monthly) note payable to the former lessors due in December 2005; and (2) payment of approximately $3.0 million of retained liabilities. An escrow of $3.0 million of the proceeds from the sale will be maintained for a period of six years through December 2007. As of March 31, 2002 the Company had collected $11.4 million of the retained trade accounts receivable and sale of retained inventory and had paid $ 2.9 million in retained liabilities. Net proceeds were used to further reduce debt under the Company's Revolving Credit Facility. As of March 31, 2002, the Company had approximately $0.3 million remaining retained trade accounts receivable and less than $0.1 million retained inventory related to the Cartersville facility. Management does not expect to incur any future costs associated with the Cartersville facility other than any final transaction costs, cost of sales related to the sale of the consigned inventory, and collection costs associated with collecting the final trade accounts receivable balances.

As a result of the sale of the Cleveland facility, the Company reduced debt by $18.6 million through Charter's assumption of $15 million industrial revenue bonds and $3.6 million reduction in senior notes and Revolving Credit Facility debt from net cash proceeds. In addition, the Company is relieved of approximately $0.4 million monthly carrying costs of the Cleveland facility.

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

Liquidity and Capital Resources

Operating  Activities
Net cash provided by operating activities of continuing operations was $16.2 million for the nine months ended March 31, 2002 compared to $36.6 million in the same period last year. The $20.4 million decrease in cash provided from operating activities is primarily due to the fact that in the prior year, the Company implemented cash conservation measures that included reducing inventories to better meet market demand. Inventories decreased in the prior year nine month period ended March 31, 2001 by $26.2 million compared to a $2.2 million decrease in the current year nine month period ended March 31, 2002 as the Company continues to maintain lower inventory levels than in prior years. Management continues to believe there is uncertainty in the U.S. economy, which could impact the demand for steel products and as a result, the Company will manage production and inventory levels to meet product demand in the coming months.

Investing Activities
Net cash used in investing activities of continuing operations was $3.0 million for the nine months ended March 31, 2002 compared to $6.7 million in the same period last year. The change was primarily attributable to reduced capital spending for major projects in the current fiscal year. The Company's expenditures related to capital projects of continuing operations in the first nine months of fiscal 2002 were $2.0 million compared to $8.6 million in the same period of the prior year. Debt covenants in the Company's financing agreements restrict capital expenditures to $25 million in fiscal 2002; however, the Company may carryover unused capital expenditures to succeeding fiscal years.

Financing Activities
Net cash used by financing activities of continuing operations was $18.7 million for the nine months ended March 31, 2002 compared to net cash provided of $4.3 million in the same period last year. Net outstanding borrowings on the Company's revolving credit facilities decreased $9.1 million during the first nine months of fiscal 2002, as a result of payments from net proceeds related to the sale of the Cartersville facility. Payments on long-term debt totaled $6.0 million for the nine-month period ending March 31, 2002, as a result of $3.5 million payments on the senior notes from proceeds on the sale of the Cleveland facility, and payment of a $2.5 million industrial revenue bond related to the Jackson facility in November 2001.

Terms of the sale of the Cartersville facility provided total consideration of approximately $86.6 million comprised as follows: (1) approximately $17.7 million in cash proceeds from the sale of working capital; (2) release from $68.7 future operating lease obligations; (3) collection of retained trade accounts receivable of $12.3 million; and (4) proceeds from retained inventory of $0.9 million which were offset by (1) issuance of a $10.0 million unsecured, non-interest bearing (until December 2004 when the note will bear 9% compounded monthly) note payable to the former lessors due in December 2005; and (2) payment of approximately $3.0 million of retained liabilities. Proceeds from the sale were used to retire $10.0 million in debt specifically related to Birmingham Southeast LLC (BSE) and to reduce debt under the Company's Revolving Credit Facility. Terms of the transaction require that the lenders' commitment under the Company's Revolving Credit Facility be permanently reduced in an amount equal to the proceeds and accounts receivable collections in excess of the retirement of the BSE Credit Facility and payment of retained liabilities up to $3.0 million. Also, $3.0 million of sale proceeds will be held in escrow until December 2007. As of March 31, 2002, the Company had collected $11.4 million of the retained trade accounts receivable and sale of retained inventory and had paid $ 2.9 million in retained liabilities. Net proceeds were used to further reduce debt under the Company's Revolving Credit Facility. As of March 31, 2002, the Company had approximately $0.3 million retained trade accounts receivable and less than $0.1 million retained inventory related to the Cartersville facility.

As a result of the sale of the Cleveland facility, the Company reduced debt by $18.6 million through Charter's assumption of the $15 million industrial revenue bonds and $3.6 million reduction in senior notes and Revolving Credit Facility debt. In addition, the Company is relieved of approximately $0.4 million monthly carrying costs of the Cleveland facility.

The following table sets forth information about the Company's debt and lease obligations and due dates:


---------------------   --------------------------------------------------------
                                          Payments Due by Period
---------------------   --------------------------------------------------------
                          Total      Less than 1     1-3 years       After 3
                                         year                         years
---------------------   -----------  -----------    ----------     -----------
Continuing operations
---------------------
      Long term debt       $542,344     $383,844      $148,500         $10,000
      --------------    -----------  -----------    ----------     -----------
Discontinued operations
----------------------
      Long term debt        $27,023         $143          $440         $26,440
      ----------------- -----------  -----------    ----------     ------------
    Memphis operating
                lease       $63,439       $3,286       $12,878         $47,274
    ------------------- -----------  -----------    ----------     ------------

As of March 31, 2002, the Company was in compliance with the restrictive debt covenants governing its loan agreements, which were amended on February 20, 2001. Among other things, the February 2001 amendments changed the financial covenants and extended the maturity dates for principal payments previously due before March 31, 2002. The agreements increased the interest rates or spreads previously in effect for the Company's debt by 1.0% for a deferred interest rate charge to be paid on the earlier of the sale of the SBQ segment, or April 1, 2002. The amendments also limited the borrowings under the Company's Revolving Credit Facility and Birmingham Southeast (BSE) Credit Facility to $290 million and $10 million, respectively.

The Company continues in discussions with its lenders regarding a permanent resolution of its obligations under the Revolving Credit Facility and Senior Notes. In February 2002, the Company announced it had engaged CIBC World Markets Corp. to assist in evaluating strategic and financing alternatives available to the Company, which could include sale of the Company or substantially all of its assets, a merger with a third party or restructuring of its debt with the Company's lenders. Pursuant to the terms of its engagement, CIBC has conducted a process to determine the Company's viable options. During this process, the Company has engaged in discussions with several parties, including Nucor Corporation ("Nucor").

On February 14, 2002, Nucor announced an unsolicited offer of $500 million to purchase substantially all of the Company's assets. On May 10, 2002, the Company signed a non-binding letter of intent with Nucor pursuant to which Nucor would purchase substantially all of the Company's assets for $615 million in cash, and the Company is currently engaged in exclusive discussions with Nucor regarding a possible transaction. The transaction set forth in the letter of intent is conditioned upon the Company finalizing a definitive agreement with Nucor and related agreements in support of the transaction with the Company's senior secured lenders. These agreements will require that the transaction with Nucor be completed pursuant to a pre-arranged Chapter 11 bankruptcy filing approved by the bankruptcy court in Delaware. The $615 million purchase price proposed by Nucor is less than the full value of the Company's secured debt. The Company and its secured lenders are negotiating a pre-arranged plan agreement which, pursuant to approval of the bankruptcy court, would provide that secured lenders distribute a portion of the proceeds from the transaction to unsecured creditors and shareholders. The agreements contemplate payments to shareholders of approximately $.47 per share. The plan contemplated by the Company, its secured lenders and Nucor would also provide for continued and uninterrupted payments to the Company's critical vendors.

There can be no assurance that the Company will enter into acceptable definitive agreements with Nucor and its senior secured lenders. Should the proposed transaction with Nucor not be completed, the Company will consider other possible courses of action, which include but are not necessarily limited to, seeking protection under Chapter 11 of the U.S. Bankruptcy Code, extending the CIBC engagement to determine other strategic alternatives, re-engaging in discussions with other potential purchasers, seeking extensions of the maturity dates for debt due on May 31, or restructuring its debt with current lenders. The Company expects to have finalized the agreements with respect to the Nucor transaction or to have identified an alternative course of action prior to May 31.

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

Item 6. Exhibits and Reports on Form 8-K

(a)      The following exhibits are filed with this report:

          2.1 Asset Purchase Agreement by and among Charter Manufacturing, Inc., and Birmingham Steel Corporation dated March 1, 2002

          10.1 Tenth Amendment to Credit Agreement dated as of April 2, 2002 between Birmingham Steel Corporation and Bank of America, N.A., successor to NationsBank, N.A. (South) amending that certain Credit Agreement dated as of March 17, 1997 filed March 27, 2002 on Form 8-K is incorporated herein by reference.

          10.2 Fifth Amendment to Note Purchase Agreement dated as of March 31, 2002 between Birmingham Steel Corporation and the Noteholders amending those certain Note Purchase Agreements dated as of September 15, 1995 filed March 27, 2002 on Form 8-K is incorporated herein by reference.

          10.3 Fifth Amendment to Note Purchase Agreement dated as of March 31, 2002 between Birmingham Steel Corporation and the Noteholders amending those certain Note Purchase Agreements dated as of September 1, 1993 filed March 27, 2002 on Form 8-K is incorporated herein by reference.

          10.4 Amendment No. 2 to Employment Agreement made by and between Birmingham Steel Corporation, and John D. Correnti as of April 19, 2002.


(b)      Reports on Form 8-K

On March 27, 2002 the Company filed a Current Report on Form 8-K regarding the extension of certain debt previously scheduled to mature on April 1, 2002 until May 15, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          Birmingham Steel Corporation

                          May 20, 2002

                          /s/ J. Daniel Garrett
                          -------------------------------
                          J. Daniel Garrett
                          Executive Vice President &
                                Chief Financial Officer



EXHIBIT 2.1

                            ASSET PURCHASE AGREEMENT

                                  BY AND AMONG

                         CHARTER STEEL - CLEVELAND, INC.

                       AMERICAN STEEL & WIRE CORPORATION,

                                       AND

                          BIRMINGHAM STEEL CORPORATION


                          DATED AS OF FEBRUARY 28, 2002



                            ASSET PURCHASE AGREEMENT


     This ASSET PURCHASE AGREEMENT is made as of the 28th day of February, 2002 by and among CHARTER STEEL - CLEVELAND, INC. ("Buyer"), AMERICAN STEEL & WIRE CORPORATION, a Delaware corporation (the "Seller"), and BIRMINGHAM STEEL CORPORATION, a Delaware corporation (the "Parent Company").


                                    RECITALS

     WHEREAS, Seller is and has been engaged for many years in the ownership and operation of the Business (as defined herein);

     WHEREAS, Seller desires to sell to Buyer, and Buyer desires to purchase from Seller, substantially all of the assets, rights and properties relating to the Business, on the terms and conditions set forth in this Agreement; and

     WHEREAS,  the Parent Company owns all of the  outstanding  capital stock of
the  Seller  and  will  benefit  from  the   consummation  of  the  transactions
contemplated by this Agreement.

     NOW, THEREFORE, in consideration of the Recitals and of the mutual covenants, conditions, and agreements set forth herein, and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, it is hereby agreed as follows:


                                    ARTICLE I

                                   DEFINITIONS

When used in this Agreement, the following terms have the meanings specified:

     1.1 "Affiliate" shall mean, when used with respect to a particular Person, any other Person who is controlled, or is under common control, directly or indirectly, by or with the particular Person, or any Person who is an immediate family member of such Person.

     1.2 "Agreement" shall mean this Asset Purchase Agreement, together with the Exhibits and Disclosure Schedules attached hereto.

     1.3  "Assumed  Liabilities"  shall  mean only those  obligations  listed on
Schedule 1.3 hereto, but shall specifically include the IRB Obligations, the TradeArbed Obligations, and the Contracts. The Buyer shall not assume any other liabilities or obligations of the Seller or the Parent Company in connection with the transactions contemplated by this Agreement.

     1.4 "Billets" shall mean any and all inventory of billets owned by the Seller or Parent Company, wherever located, as of the Closing Date.

     1.5 "Billet Price" shall mean Six Million Dollars and No/100 ($6,000,000), of which Two Million Eight Hundred Seventy Thousand Six Hundred Forty Six Dollars and 23/100 ($2,870,646.23) will be paid in cash pursuant to Section 2.2 of this Agreement (the "Cash Portion"), and of which Three Million One Hundred Twenty Nine Thousand Three Hundred Fifty Three Dollars and 77/100 ($3,129,353.77) shall be paid in connection with the assumption of the TradeArbed Obligations as part of the Assumed Liabilities.

     1.6 "Bill of Sale" shall mean the Bill of Sale and Assumption of Liabilities attached hereto as Exhibit A.

     1.7 "Business" shall mean the business conducted by the Seller at the Facilities prior to the Seller's shutdown of the Facilities, which includes the manufacture and distribution of various steel products.

     1.8 "Buyer" shall have the meaning set forth in the first paragraph of this Agreement.

     1.9  "CERCLA"  shall  mean  the   Comprehensive   Environmental   Response,
Compensation and Liability Act of 1980, as amended, 42 U.S.C.A. 9601 et. seq., and the rules, regulations and orders promulgated thereunder.

     1.10 "Cleveland Facility" shall mean the lands, buildings, fixtures, structures, and improvements owned by the Seller and located at 4300 East 49th Street, in Cleveland, Ohio, as described more particularly on Schedule 1.10 hereto.

     1.11 "Closing" shall mean the conference held at 10:00 a.m., Central Standard Time, on the Closing Date at the offices of Quarles & Brady, LLP, 411 East Wisconsin Avenue, Milwaukee, Wisconsin, or on such date and at such location as may be agreed upon by Buyer and Seller, at which the transactions contemplated by this Agreement are consummated.

     1.12 "Closing Date" shall mean February 28, 2002, or such other date as the parties may mutually agree.

     1.13 "Contracts" shall mean those contracts which Seller is assigning and Buyer is assuming and are listed and described on Schedule 1.13 hereto.

     1.14 "Current Assets" shall mean the Fixed Assets and Inventory.

     1.15 "Cuyahoga Heights Facility" shall mean the lands, buildings, fixtures, structures, and improvements owned by the Seller and located at 4300 East 49th Street, in Cuyahoga Heights, Ohio, as described more particularly in Schedule
1.15 attached hereto.

     1.16 "Employee Benefit Plan" shall mean any plan, program or benefit providing income or benefits to current or former employees of the Seller.

     1.17 "Environmental Laws" shall mean all Laws and regulatory policies relating to the protection of human health or the environment (including, without limitation, ambient air, surface water, ground water, land surface or subsurface strata), including, without limitation, Laws relating to Environmental Releases or threatened Environmental Releases or otherwise relating to the manufacture, processing, distribution, use, treatment, storage, disposal, transport or handling of Hazardous Materials. For purposes of Section
3.13 of this Agreement, Environmental Laws shall mean those Environmental Laws in effect and as interpreted as of the date of this Agreement.

     1.18 "Environmental Permits" shall mean all Permits, licenses, registrations, approvals (including waivers, exemptions and amendments) and other authorizations required to be held by Seller under the Environmental Laws.

     1.19 "Environmental Release" shall mean any release, spill, emission, leaking, injection, deposit, disposal, discharge, dispersal, leaching or migration of any Hazardous Material into the ambient air, surface water, sewer system, groundwater, land surface or subsurface strata.

     1.20 "ERISA" shall mean the Employee Retirement Income Security Act of 1974, as amended, and the regulations promulgated thereunder.

     1.21 "Facilities" shall mean both the Cleveland Facility and the Cuyahoga Heights Facility.

     1.22 "Fixed Assets" shall mean all machinery, equipment, furniture, forklifts, tooling, leasehold improvements, storage racks, computer equipment, and, except for the Inventory, all other tangible property owned by Seller and used by or useful to Seller in the operation of the Business, located at either of the Facilities, including but not limited to the assets which are listed and set forth on Schedule 1.22 hereto, but excluding property owned by the Parent Company, located at its headquarters office, and used in connection with Parent Company's other facilities.

     1.23 "Hazardous Materials" shall mean any material, substance, chemical, waste, hazardous waste, pollutant, contaminant, or hazardous or toxic substance and without limitation, petroleum and its derivatives and all other substances of any nature regulated pursuant to any Environmental Laws.

     1.24 "Intangible Assets" shall mean all of the intangible assets owned or used by the Seller, including but not limited to trade secrets, know-how, operating methods and procedures, proprietary information, processes, technical knowledge, formulae, advertising formats, logos, trademarks, trade designations, service marks, trade names, patents, copyrights, applications for any of the foregoing, goodwill, advertising and promotional rights, franchise rights, customer lists, telephone numbers, and related rights, but excluding property owned by the Parent Company, located at its headquarters office, and used in connection with Parent Company's other facilities.

     1.25 "Inventory" shall mean all of the Seller's inventories of raw materials, supplies, spare parts, finished goods and other products held for resale.

     1.26 "IRB Obligations" shall mean the Seller's obligations in connection with the State of Ohio Solid Waste Disposal Revenue Bonds, Series 1995.

     1.27 "Knowledge of Seller" shall mean the actual knowledge of any director, officer or manager of either the Seller or the Parent Company.

     1.28 "Law" shall mean any federal, state, local, or other law, rule, regulation, or governmental requirement or restriction of any kind, including any rules, regulations and orders promulgated thereunder and any final orders, decrees, policies, consents or judgments of any regulatory agencies, courts or other Persons.

     1.29 "Lien" shall mean, with respect to any asset, any pledge, lien, charge, claim, restriction, reservation of title, condition, covenant, lease, title defect, imposition, security interest or other encumbrance of any kind whether imposed by Law, by contract or otherwise; and the interest of a vendor or lessor under any conditional sale agreement, financing lease or other title retention agreement relating to such asset.

     1.30. "Option Price" shall mean Two Hundred Thousand Dollars and No/100 ($200,000.00), which amount was paid to the Parent Company in connection with the execution of the Option Agreement among the parties, dated as of January 9, 2002. The Parent Company acknowledges receipt of the Option Price.

     1.31 "Parent Company" shall have the meaning set forth in the first paragraph of this Agreement.

     1.32   "Permits"   shall   mean   those   permits,   licenses,   approvals,
registrations, filings, notices, and governmental authorizations of the Seller required for the conduct of the Business as presently conducted.

     1.33 "Person" shall mean a natural person, corporation, limited liability company, association, joint stock company, trust, partnership, governmental entity, agency or branch or department thereof, or any other legal entity.

     1.34 "Purchase Price" shall mean the amounts payable for the Purchased Assets pursuant to Section 2.2 of this Agreement.

     1.35 "Purchased Assets" shall mean the Current Assets, the Contracts, the Intangible Assets, the Records, and the Facilities.

     1.36 "Records" shall mean the books, documents and records owned or used by Seller in the conduct of the Business, including customer lists, accounting records, correspondence, governmentally required records, manuals, engineering data, designs, drawings, blueprints, plans, specifications, surveys, appraisals, supplier lists, customer lists, computer media, software and software documentation, sales literature, catalogues, promotional items, advertising materials, and other written materials, and shall include all mill and operating data (level 2) residing on the Seller's HD server, but shall not include any Retained Assets.

     1.37 "Retained Assets" shall mean all of the assets of the Seller not purchased by the Buyer pursuant to this Agreement, including but not limited to the following assets of Seller as of the Closing Date which relate or may relate to the Business, are not Purchased Assets, and are to be retained by Seller:
(a) Seller's franchise to be a corporation, articles of incorporation, bylaws, minute books, stock books, corporate seals and other corporate records having to do with the organization, existence and capitalization of Seller; (b) canceled checks, bank statements and tax returns of Seller; (c) any contract, agreement or lease of Seller which is not assumed by Buyer hereunder; and (d) assets owned by the Parent Company, located at its headquarters office, and used in connection with Parent Company's other facilities.

     1.38 "Retained Liabilities" shall mean, except for the Assumed Liabilities, all obligations and liabilities of Seller, contingent or otherwise.

     1.39 "Seller" shall have the meaning set forth in the first paragraph of this Agreement.

     1.40 "TradeArbed Obligations" shall mean the obligations of the Seller and the Parent Company to purchase billets from TradeArbed for Three Million One Hundred Twenty Nine Thousand Three Hundred Fifty Three Dollars and 77/100 ($3,129,353.77).


                                   ARTICLE II

                       PURCHASE AND SALE; OTHER AGREEMENTS

     2.1 Purchase and Sale. At the Closing, and upon all of the terms and subject to all of the conditions of this Agreement:

          (a) Seller shall sell, assign, convey, and deliver to Buyer, and Buyer shall purchase and accept from Seller, all of the Purchased Assets; and

          (b) Buyer shall assume and agree to perform in accordance with and be bound by all of the Assumed Liabilities. It is expressly acknowledged and agreed that, except as otherwise specifically provided herein, Buyer is not assuming any liabilities or obligations of Seller, and Seller shall satisfy all of its Retained Liabilities in the ordinary course.

     2.2 Payment of Purchase Price. At the Closing, Buyer shall pay the Purchase Price to the Seller as follows:

          (a) The Buyer shall pay the Seller Five Million Dollars and No/100 ($5,000,000), less the Option Price, in immediately available funds;

          (b) The Buyer shall pay the Seller the Cash Portion of the Billet Price; and

          (c) The Buyer shall assume the Assumed Liabilities pursuant to the Bill of Sale.

     2.3 Allocation of Purchase Price. The Purchase Price shall be allocated as set forth on Schedule 2.3 hereto. Neither Buyer nor Seller shall take any position which is inconsistent with the allocation of the consideration unless required to do so by applicable Law.

     2.4 Noncompetition.

          (a) As an inducement to Buyer to execute this Agreement and complete the transactions contemplated hereby, and in order to preserve the goodwill associated with the Business being acquired pursuant to this Agreement, the Seller agrees that it will not, directly or indirectly, for a period of five (5) years from and after the Closing Date, within the Territory described below:

               (i) engage in, continue in or carry on any business which competes with the Business or is substantially similar thereto, including owning or controlling any financial interest in any corporation, partnership, firm or other form of business organization which is so engaged; or

               (ii) consult  with,  advise or assist in any way,  whether or not for consideration, any corporation, partnership, firm or other business organization which is a competitor of the Business in any aspect including, but not limited to, advertising or otherwise endorsing the products of any such competitor, soliciting customers or otherwise serving as an intermediary for any such competitor, loaning money or rendering any other form of financial assistance to or engaging in any similar form of business transaction with any such competitor.

          For purposes hereof, "Territory" is defined as any state, county or similar geographic subdivision anywhere in the world in which the Seller conducted business at any time prior to the Closing Date. The foregoing prohibition does not extend to ownership of less than 1% of the outstanding stock of any entity whose stock is traded on an established stock exchange or quoted on NASDAQ.

          (b) In the event a court of competent jurisdiction determines that the provisions of this covenant not to compete are excessively broad as to duration, geographic scope or activity, it is expressly agreed that this covenant not to compete shall be construed so that the remaining provisions shall not be affected, but shall remain in full force and effect, and any such overbroad provisions shall be deemed, without further action on the part of any person, to be modified, amended and/or limited, but only to the extent necessary to render the same valid and enforceable in such jurisdiction.

          (c) As an additional inducement to Buyer to execute this Agreement and to complete the transaction contemplated thereby, and in order to preserve the goodwill associated with the Business being acquired pursuant to this Agreement, Seller and Parent Company each agree that they will not, directly or indirectly, for a period of five (5) years from and after the Closing Date, within the Territory (as defined in Section 2.4(a) above) hire, offer to hire, or solicit for employment any employee of the Business, without the prior consent of the Buyer, until such person has been separated from employment by the Business for at least 90 days.

          (d) The Seller and the Parent Company acknowledge that: (i) the Business connections, customers, customer lists, marketing, production, manufacturing, sales techniques, procedures, operations, and other Intangible Assets and aspects of the Business which are to be acquired by Buyer hereunder have been established and maintained by the Seller at great expense to the extent protected as confidential information and trade secrets, and are of great value; and (ii) Buyer would suffer great loss and injury if the information were disclosed or used in any way to the detriment of Buyer. Therefore, neither the Seller nor the Parent Company shall, directly or indirectly, use or disclose, or cause or allow to be used or disclosed, to Buyer's detriment, any secret, confidential, or proprietary information relating to the Business. The foregoing limitation shall not apply to any confidential or proprietary information which has been voluntarily disclosed to the public by Buyer after the Closing Date, independently developed and disclosed by others, or otherwise enters the public domain through lawful means, not in violation of the provisions of this Section.

          (e) Neither the Seller nor the Parent Company shall make or publish any disparaging remarks about Buyer or the Business as long as the Buyer continues the Business, and shall not induce, encourage, or cause any customer or supplier of the Business to terminate doing business with the Buyer except in response to disparaging remarks about Seller made or published by or on behalf of Buyer or its Affiliates.

          (f) The parties agree that Buyer may sell, assign or otherwise transfer the covenants set forth in Section 2.4, in whole or in part, to any Affiliate of Buyer or any Person to which Buyer transfers all or part of the Business.

     2.5 Access to Records.

          (a) Seller shall permit Buyer, and its attorneys, accountants, agents and designees, such access to, and right to copy, all books, papers and records of Seller which are not a part of the Purchased Assets, from and after the Closing Date hereof as Buyer may deem necessary or desirable. Any such examination shall be at the expense of Buyer, shall be performed during normal business hours at the place where such records are regularly maintained by Seller (or such other place and time as the parties agree) and shall not unreasonably interfere with the normal business activities of Seller. Seller shall notify Buyer at any time within the five (5) year period after the Closing Date if it intends to destroy any or all of the books, papers, and records described above, and Buyer shall have the right to review and remove any of such books, papers and records at Buyer's expense.

          (b) Buyer shall permit Seller, and its attorneys, accountants, agents and designees, such access to, and right to copy, all financial books, papers and records of the business relating to the period prior to the Closing Date which are a part of the Purchased Assets, from and after the Closing Date hereof as Seller may reasonably deem necessary or desirable in order to prepare, support and defend any tax returns or environmental reports filed by Seller or Parent Company. Any such examination shall be at the expense of Seller, shall be performed during normal business hours at the place where such records are regularly maintained by Buyer (or such other place and time as the parties agree) and shall not unreasonably interfere with the normal business activities of Buyer. Buyer shall notify Seller at any time within the five (5) year period after the Closing Date if it intends to destroy any or all of the books, papers, and records described above, and Seller shall have the right to review and remove any of such books, papers and records at Seller's expense.


                                   ARTICLE III

                         REPRESENTATIONS AND WARRANTIES
                          OF SELLER AND PARENT COMPANY

          The Seller and Parent Company hereby, jointly and severally, represent and warrant to Buyer that the following representations and warranties are true and correct as of the date hereof:

          3.1 Organization; Business.

               (a) The Seller is a corporation duly and validly organized and existing and in good standing under the Laws of the State of Delaware, is duly qualified to do business as a foreign corporation, and is in good standing in the jurisdictions listed in Schedule 3.1(a). The Parent Company is the sole shareholder of Seller.

               (b) The Parent Company is a corporation duly and validly organized and existing and in good standing under the Laws of the State of Delaware, is duly qualified to do business as a foreign corporation, and is in good standing in the jurisdictions listed in
          Schedule 3.1(b).

     3.2 Authorization; Enforceability. The execution, delivery, and performance of this Agreement by Seller and the Parent Company, and all of the documents and instruments required hereby, are within the corporate power of Seller and the Parent Company and have been duly authorized by all necessary corporate action. This Agreement is, and the other documents and instruments required hereby will be, when executed and delivered by Seller and the Parent Company, the valid and binding obligations of Seller and the Parent Company, respectively, enforceable in accordance with their respective terms, and sufficient to transfer and convey to Buyer all of Seller's right, title, and interest in and to the Purchased Assets.

     3.3 No Violation or Conflict. Except as set forth on Schedule 3.3, the execution, delivery, and performance of this Agreement by the Seller and the Parent Company:

          (a) do not and will not conflict with or violate any Law, judgment, order, decree, the Articles of Incorporation or Bylaws of the Seller or the Parent Company or any contract or agreement to which the Seller or the Parent Company is a party or by which the Seller or the Parent Company is bound or give rise to a right of termination or acceleration of an obligation thereunder;

          (b) will not result in the creation of any Lien upon any of the Purchased Assets;

          (c) to the Knowledge of the Seller and the Parent Company, will not disrupt or impair any material relationship which the Seller has with any current supplier, customer, dealer, distributor, sales representative, or employee; and/or

          (d) do not require any authorization, approval or consent of third parties, or any declarations or filing with any court, governmental body or agency or other public or private body, entity, or Person, except that the consent to the assignment of the Contracts require the consent of the other parties to such agreements.

     3.4 Assets.

          (a) Except as set forth on Schedule 3.4, Seller owns and will convey to Buyer at the Closing good and marketable title to all of the Purchased Assets, free and clear of all Liens. Seller is in sole possession of, and has sole control of, the Purchased Assets. None of the Purchased Assets is leased, rented, licensed or otherwise not owned by Seller.

          (b) The Purchased Assets include all of the assets of Seller which are used in or necessary for the operation of the Business, excepting therefrom only any Retained Assets.

          (c) All of the tangible assets and properties of the Seller are physically located at the Facilities.

     3.5 Taxes. The Seller has timely and properly filed all tax returns of any kind which were required to be filed and has paid or made adequate provision for the payment of all taxes required to be paid by it, including but not limited to the payment of all federal or state withholding taxes. All such tax returns are true, complete, and correct. The Buyer will not be liable for any tax obligation of the Seller or the Parent Company or otherwise related to the Purchased Assets after the Closing Date.

     3.6 Contracts and Commitments. Seller is not a party to any written or unwritten agreement that is material to the ongoing operation of the Business and that is not otherwise contained on Schedule 1.12 hereto and being assigned to Buyer hereunder.

     3.7 Performance of Contracts; Business Relationships. The Seller and, to the Knowledge of the Seller, each other party to each Contract, have performed in all material respects each term, covenant, and condition of each such contract which is to be performed by them at or before the date hereof. Each of such contracts is in full force and effect and constitutes the legal and binding obligation of the Seller, and to the Knowledge of the Seller, the other parties thereto.

     3.8 Intangible Assets.

          (a) Schedule 3.8 sets forth the patents, patent applications, trade names, trademarks, trade designations, logos, service marks, trademark and service mark applications, copyrights, and copyright applications owned by the Seller or an Affiliate, and used by the Seller in the conduct of the Business, or owned by any Seller employee or the Parent Company and related to the Business. All Intangible Assets shown as registered on Schedule 3.8 have been properly registered, all pending registrations and applications have been properly filed and all annuity, maintenance, renewal and other fees relating to such registrations or applications are current.

          (b) The Seller owns the exclusive and entire right, title, and interest in and to each of the patents, trademarks, trade names, copyrights, and applications for the foregoing set forth on Schedule 3.8. The Seller owns or possesses adequate licenses or other rights to use all other patents, trademarks, service marks, trade names, or copyrights used in the Business as now being conducted. Except as set forth on Schedule 3.8, neither the Seller, its assets, nor the Business infringes on any intellectual property rights of others. Except as set forth on Schedule 3.8, there are no claims, demands or proceedings instituted, pending or, to the Knowledge of the Seller threatened, by any third party pertaining to or challenging the Seller's rights to any of the Intangible Assets. The Seller knows of no facts that would render any of the Intangible Assets invalid or unenforceable. The sole and exclusive right, title, and interest in and to all patents, trademarks, trade names, copyrights and applications for the foregoing, and rights to discoveries or inventions (whether or not patentable) owned or held by the Parent Company or any officer, director, employee, former employee, or independent contractor engaged by the Seller and relating to the Business has been duly and effectively transferred to the Seller. This subsection shall not apply to any trademark or trade name owned by the Parent Company.

     3.9 Violations of Law.

          (a) None of the present or past operation of the Business, the products of the Business, or the Purchased Assets violates or conflicts, in any material respect, with any Permits, any Law, governmental specification, authorization, or requirement, or any decree, judgment, order, or similar restriction. To the Knowledge of Seller, neither Seller nor any supplier of the Business is the subject of an inspection or inquiry regarding violations or alleged violations of any Law by any governmental agency relating to the Business.

          (b) Since January 1, 1995 the Seller has not been the subject of an Occupational and Safety Health Administration (or similar agency) inspection or found by any agency to be in violation of any occupational safety or health Law at the Facilities.

     3.10 Books of Account. The books of account of the Seller include the files and records covering all transactions with customers and suppliers, data in computer files, records kept by the outside accounting service utilized by the Seller to prepare its financial statements, and records kept by the outside tax accountant for the Seller. Such books of account are complete and correct in all material respects and reflect all transactions to which the Seller is a party and which relate to the Business.

     3.11 Brokers. Seller has not incurred, nor will any Person be entitled to on account of Seller, any brokers', finders', or similar fee in connection with the transactions contemplated by this Agreement.

     3.12 Permits.

          (a) All of the Permits held by Seller are listed on Schedule 3.12.

          (b) The Permits constitute all licenses, permits, approvals, qualifications, and governmental authorizations which the Seller currently has, and constitute all such licenses, permits, approvals, qualifications, and governmental authorizations necessary for the ownership or use of the Purchased Assets and the operation of its Business as currently conducted.

          (c) Each of the Permits is in full force and effect, and the Seller is in compliance with all obligations, restrictions or requirements thereof.

          (d) Seller has materially complied with all applicable filing and notification requirements with each applicable agency as required by Law and has delivered copies of such documentation to Buyer.

     3.13 Environmental Matters.

          (a) Schedule 3.13(a) sets forth all material Environmental Permits required under the Environmental Laws applicable to the ownership and operation of both Facilities and the Business.

          (b) To Knowledge of Seller, Seller has not been notified in writing by any governmental authority that any Environmental Permit may be modified, suspended, reissued or revoked or may not be renewed or otherwise obtained in the ordinary course of business.

          (c) Except as provided in Schedule 3.13(c), to the Knowledge of Seller the Facilities and the Business are in material compliance with all applicable Environmental Laws and Environmental Permits and there are no claims, charges, arbitrations, actions, suits or proceedings pending, or threatened, against or affecting either Facility before any tribunal or court in law or equity, or before any governmental authority with respect to Environmental Laws or Environmental Permits. Except as provided in
     Schedule 3.13(c), the Seller has not received any notice, claim or demand relating to the offsite disposal of Hazardous Materials from the Facilities under any Environmental Law. To the Knowledge of Seller, there is no Hazardous Material present on, in or under either Facility in an amount or condition that would require reporting, investigation, or cleanup under any Environmental Law.

          (d) Except as provided in Schedule 3.13(d), there are no outstanding or pending orders (unilateral or by consent), decrees, notices of violation, fines or penalties affecting either Facility or the Business under the Environmental laws as of the Closing Date.

          (e) Except as provided in Schedule 3.13(e), to the Knowledge of Seller there are no surface impoundments, lagoons, injection wells, waste piles or landfills at either Facility that have been used to treat, store or dispose of Hazardous Materials.

          (f) No real property owned, operated or controlled by Seller in connection with the Business is currently listed on the National Priorities List or the Comprehensive Environmental Response, Compensation and Liability Information System, both promulgated under CERCLA, or on any comparable state list, and Seller has not received any written notice from, under or relating to CERCLA or any comparable state or local Law regarding such property.

          (g) For purposes of this Agreement, all representations and warranties made by Seller which address environmental matters or Environmental Laws are contained solely in this Section 3.13 and no other provision of this Agreement shall be interpreted to include any representation or warranty which addresses environmental matters or Environmental Laws.

     3.14 Employment Matters.

          (a) Schedule 3.14 lists all employees of the Seller, their current rates of compensation and most recent pay increases, dates of hire and other related information requested by Buyer.

          (b) There are no Employee Benefit Plans or other agreements (including collective bargaining agreements), arrangements, employment agreements (written or unwritten), or plans which would bind, impose liability on or in any other way affect Buyer after the Closing Date, regardless of whether Buyer employs any of Seller's former employees.

          (c) The Seller is not contributing to, and has not contributed to any multi-employer plan, as defined in ERISA.

          (d) The Seller is in material compliance with all federal, state, or other applicable Laws regarding employment and employment practices, terms and conditions of employment, wages and hours, and has not and is not engaged in any unfair labor practice.

          (e) No present or former employee of the Business has any claim against Seller (whether under federal or state Law, under any employee agreement or otherwise), that would in any way affect Buyer after the Closing Date.

     3.15 Litigation. Except as set forth on Schedule 3.15:

          (a) As of the date of this Agreement, there is not any (i) litigation;
     (ii) arbitration; (iii) proceeding; (iv) governmental investigation or inquiry; (v) citation; (vi) action of any kind; or (vii) order, notice of violation or inspection, report pending, or to the Knowledge of the Seller proposed or threatened, against the Seller relating to the Business, nor to the Knowledge of the Seller, is there any basis known to the Seller for any such action.

          (b) There are no actions, suits or proceedings pending, or, to the Knowledge of the Seller, proposed or threatened, by any Person or governmental agency which question the legality, validity, or propriety of the transactions contemplated by this Agreement.

     3.16 Transactions with Related Parties. Except as set forth on Schedule 3.16: (a) Seller is not a party to any transaction or proposed transaction, including, without limitation, the leasing of property, the purchase or sale of raw materials or finished goods, the furnishing of services or the borrowing or lending of money, with any stockholder, director, officer, employee, Seller or any Person or entity who is an Affiliate of any such stockholder, director, officer or employee of the Seller; and (b) neither any stockholder, director, officer or employee of the Seller nor any of their Affiliates, own or have any ownership interest in any corporation or other entity which is in competition with the Business.

     3.17 IRB Obligations. As of the Closing Date, the IRB Obligations do not exceed Fifteen Million Dollars and No/100 ($15,000,000.00).

     3.18 TradeArbed Obligations. As of the Closing Date, the TradeArbed Obligations do not exceed Three Million One Hundred Twenty Nine Thousand Three Hundred Fifty Three Dollars and 77/100 ($3,129,353.77).

     3.19 Disclosure. To Seller's Knowledge, the Seller has furnished to Buyer complete and accurate copies or originals of all documents and/or information requested by Buyer. No written disclosure or written statement of fact by the Seller contained in or furnished pursuant to this Agreement contains any untrue statement of a material fact or omits to state any item of a material fact necessary in order to make the statements herein or therein contained not misleading.


                                   ARTICLE IV

                     REPRESENTATIONS AND WARRANTIES OF BUYER

     Buyer represents and warrants to the Seller and the Parent Company that:

     4.1 Organization. Buyer is a corporation duly and validly organized and existing and in active status under the Laws of the State of Wisconsin.

     4.2 Authorization; Enforceability. The execution, delivery, and performance of this Agreement by Buyer, and all of the documents and instruments required hereby, are within the corporate power of Buyer and have been duly authorized by all necessary corporate action. This Agreement is, and the other documents and instruments required hereby will be, when executed and delivered by Buyer, the valid and binding obligations of Buyer, enforceable in accordance with their respective terms.

     4.3 No Violation or Conflict. The execution, delivery, and performance of this Agreement by Buyer:

          (a) do not and will not conflict with or violate any Law, judgment, order, decree, the Articles of Organization or Operating Agreement of Buyer, or any contract or agreement to which Buyer is a party or by which Buyer is bound, or give rise to a right of termination or acceleration of an obligation thereunder; and

          (b) do not require any approvals or consents of third parties, or any declaration or filing with any court, governmental body or agency or other public or private body, entity or Person.

     4.4 Litigation. There are no actions, suits or proceedings pending, or, to the Knowledge of the Buyer, proposed or threatened, by any Person or governmental agency which question the legality, validity, or propriety of the transactions contemplated by this Agreement.

     4.5 Brokers. Buyer has not engaged and is therefore not liable to any Person or entity for any brokers', finders', or similar fee in connection with the transactions contemplated by this Agreement.


                                    ARTICLE V

                       CERTAIN MATTERS PENDING THE CLOSING

     From and after the date of this Agreement and until the Closing:

     5.1 Full Access.

          (a) Buyer and its authorized agents, officers, and representatives shall have access to the Seller, the Business, customers and suppliers, and the Facilities during normal business hours in order to conduct such examination and investigation of the Seller and the Business as it deems reasonably necessary, provided that such examinations shall not unreasonably interfere with the Seller's operations and activities.

          (b) The provisions of the Option Agreement executed by the parties, dated January 9, 2002, shall remain in full force and effect.

     5.2 Continuation of Current Operations. With regard to the Business, the Parent Company shall cause the Seller to:

          (a) maintain all of its insurance policies (including those covering the Facilities) in full force and effect;

          (b) not sell or dispose of any assets of the Seller;

          (c) comply in all material respects with all applicable Laws;

          (d) not do or commit any act or omit to do any act which will cause a breach of any of the Contracts.

     5.3 Publicity. All communications to the general public (including customers and suppliers) relating to the transactions covered by this Agreement shall be made only at such times and in such manner as may be mutually agreed upon by Buyer and the Parent Company.

     5.4 Consents and Approvals.

          (a) Buyer shall and the Parent Company shall cause the Seller to each give such notices to, make such filings with, and use their respective reasonable efforts to obtain such other authorizations, consents and approvals of authorities as are required to be obtained by any of them to consummate the transactions contemplated hereby.

          (b) The Parent Company shall cause the Seller to give any notices to third parties, and shall cause the Seller to use its reasonable efforts to obtain any third party consents, that Buyer may reasonably request in connection with the consummation of the transactions contemplated hereby. Nothing in this Agreement shall be construed as an attempt or an agreement by the Seller to assign or cause the assignment of any contract or agreement which is nonassignable without the consent of the other party or parties thereto, unless such consent shall have been given.

     5.5 Exclusive Dealing. The Parent Company shall not, and shall not permit the Seller or any of its respective officers, directors, employees, or representatives to, negotiate or have discussions with any other party relating to a sale of all or any portion of the capital stock of the Seller, all or any portion of the Business or the Seller's assets, or a merger, share exchange, consolidation, reorganization or similar transaction involving the Seller (such transactions being hereinafter referred to as an "Alternative Transaction"), without the prior written consent of Buyer.

     5.6 Cooperation. The Parent Company and Buyer shall:

          (a) reasonably cooperate with each other and their respective legal counsel, accountants and other advisors in connection with any steps to be taken as part of their obligations under this Agreement;

          (b) use their reasonable efforts to satisfy those conditions set forth in Articles VI and VII which are to be satisfied by them; and

          (c) cooperate in all reasonable respects with the other party in such party's efforts to satisfy the conditions to be satisfied by the other party.


                                   ARTICLE VI

                CONDITIONS PRECEDENT TO THE OBLIGATIONS OF BUYER

          Each and every obligation of Buyer to be performed on the Closing Date shall be subject to the satisfaction prior to or at the Closing of the following express conditions precedent (any or all of which Buyer may expressly waive):

          6.1 Compliance with Agreement. The Seller and the Parent Company shall have performed and complied with all of their obligations under this Agreement which are to be performed or complied with by them prior to or on the Closing Date.

          6.2  Proceedings  and  Instruments   Satisfactory.   All  proceedings,
     corporate or other, to be taken in connection with the transactions contemplated by this Agreement by the Seller and Parent Company, and all documents incident thereto, shall be reasonably satisfactory in form and substance to Buyer, and the Seller and the Parent Company shall have made available to Buyer for examination the originals or true and correct copies of all documents which Buyer may reasonably request in connection with the transactions contemplated by this Agreement.

          6.3 No Litigation. No investigation, suit, action, or other proceeding shall be threatened or pending before any court or governmental agency that seeks the restraint or prohibition of, or damages or other relief in connection with, this Agreement or the consummation of the transactions contemplated by this Agreement.

          6.4 Representations and Warranties. The representations and warranties made by the Seller and the Parent Company shall be true and correct as of the Closing Date in all material respects with the same force and effect as though said representations and warranties had been made on the Closing Date.

          6.5 Seller and Parent Company Closing Deliveries. The following shall have been delivered to Buyer at or prior to the Closing, each properly executed and dated as of the Closing Date:

          (a) the Bill of Sale, executed by Seller;

          (b) assignments, in form and substance acceptable to Buyer, of the Intangible Assets;

          (c) an assignment, in form and substance acceptable to Buyer, of the IRB Obligations and related understandings;

          (d) an assignment, in form and substance acceptable to Buyer, of the Cuyahoga Heights property tax abatement relating to the Cuyahoga Heights Facility;

          (e) such certificates and documents of officers of Seller and public officials as shall be reasonably requested by Buyer's counsel to establish the existence of Seller, and the due authorization of this Agreement and the transactions contemplated by this Agreement by Seller;

          (f) UCC terminations and releases for any and all Liens encumbering the Purchased Assets;

          (g) legal title to and legal possession of the Purchased Assets;

          (h) such other deeds, bills of sale, endorsements, assignments and other good and sufficient instruments of conveyance and transfer as shall be effective to vest in Buyer free and clear title to the Purchased Assets as contemplated by this Agreement, including but not limited to warranty deeds for the Facilities, in form and substance acceptable to the Buyer.

          (i) such permissions, approvals, determinations, consents and waivers, if any, as may be required by Law, regulatory authorities, any contract of the Seller and/or the Permits in order to consummate the transactions contemplated by this Agreement; and

          (j) such documentation as Buyer may reasonably require in order for Seller to change its name to a substantially different name so that Buyer may have all of Seller's right and interest in the name "American Steel & Wire."

     6.6 Approvals and Consents.

          (a) There shall have been secured such permissions, approvals, determinations, consents and waivers, if any, as may be required by Law, regulatory authorities, the Contracts and/or the Permits in order to consummate the transactions contemplated by this Agreement.

          (b) Buyer shall have obtained, at Buyer's expense, all approvals, authorizations, and permits, governmental and otherwise, that it deems necessary and appropriate to the consummation of the purchase contemplated hereunder and its conduct of the Business on and after the Closing Date.

          (c) No permission, approval, determination, consent or waiver received pursuant to this Agreement shall contain any condition applicable to Buyer or any Affiliate thereof, or the Company or a Subsidiary, which is, in the reasonable judgment of Buyer, materially adverse in any manner to Buyer or any Affiliate thereof, the Company, a Subsidiary or the Business.

          (d) All other filings that are required to have been made and waiting periods that are required to have been satisfied in order to carry out the transactions contemplated by this Agreement shall have been made or satisfied.

     6.7 Due Diligence. Buyer shall have completed its legal, financial, and business review of the financial and physical condition, assets, liabilities, operations, and prospects of the Business, including environmental and regulatory inspections and investigations. If Buyer decides, in its sole discretion, that the results of such examinations are unsatisfactory, Buyer may terminate this Agreement in accordance with Section 8.16 hereof.


                                   ARTICLE VII

                     CONDITIONS PRECEDENT TO THE OBLIGATIONS
                        OF THE SELLER AND PARENT COMPANY

     Each and every obligation of the Seller and Parent Company to be performed on the Closing Date shall be subject to the satisfaction prior to or at the Closing of the following express conditions precedent (any or all of which the Seller and Parent Company may expressly waive):

     7.1 Compliance with Agreement. Buyer shall have performed and complied with all of its obligations under this Agreement which are to be performed or complied with by it prior to or on the Closing Date.

     7.2 Proceedings and Instruments Satisfactory. All proceedings, corporate or other, to be taken in connection with the transactions contemplated by this Agreement by Buyer, and all documents incident thereto, shall be reasonably satisfactory in form and substance to the Parent Company.

     7.3 No Litigation. No investigation, suit, action, or other proceeding shall be threatened or pending before any court or governmental agency that seeks the restraint or prohibition of, or damages or other relief in connection with, this Agreement or the consummation of the transactions contemplated by this Agreement.

     7.4 Representations and Warranties. The representations and warranties made by Buyer in this Agreement shall be true and correct as of the Closing Date in all material respects with the same force and effect as though such representations and warranties had been made on the Closing Date.

     7.5 Payment of Purchase Price. Buyer shall have paid the Purchase Price to the Parent Company as described in Section 2.2 of this Agreement.

     7.6 Buyer's Closing Deliveries. Buyer shall deliver to the Parent Company at or prior to the Closing the following documents, each properly executed and dated as of the Closing Date, and other materials:

          (a) the Bill of Sale, executed by Buyer;

          (b) such certificates and documents of officers of Buyer and public officials as shall be reasonably requested by the Seller's counsel to establish the existence and good standing of Buyer and, if applicable, the due authorization of this Agreement and the transactions contemplated hereby.

     7.7 Consents. There shall have been secured such permissions, approvals, determinations, consents and waivers, if any, as may be required by Law, regulatory authorities, the Contracts and/or the Permits in order to consummate the transactions contemplated by this Agreement, including the consent of the Parent Company's lenders.

     7.8 IRB Obligations. The Buyer shall have assumed the IRB Obligations, and the Seller and the Parent Company shall have been released from all obligations relating thereto, including the obligations under the Letter of Credit Reimbursement Agreement executed in connection with the Bank of America Letter of Credit issued in connection therewith.


                                  ARTICLE VIII

                            INDEMNITY; MISCELLANEOUS

     8.1 Indemnity by the Seller and the Parent Company. The Seller and the Parent Company shall, jointly and severally, indemnify and hold Buyer harmless from and against and shall defend promptly Buyer from and reimburse Buyer for any and all losses, damages, costs, expenses, liabilities, obligations, and claims of any kind (including, without limitation, reasonable attorneys' fees and other costs and expenses) ("Damages") which Buyer may at any time suffer or incur, or become subject to, as a result of or in connection with any of the following:

          (a) any breach of a warranty or representation made by the Seller or the Parent Company pursuant to this Agreement;

          (b) any failure by the Seller or the Parent Company to carry out, perform, satisfy, and discharge any of their respective covenants, agreements, undertakings, liabilities, or obligations under this Agreement;

          (c) the Retained Assets or the Retained Liabilities;

          (d) the obligations arising in connection with the State of Ohio Solid Waste Disposal Revenue Bonds, Series 1995, to the extent that such obligations exceed Fifteen Million Dollars and No/100 ($15,000,000.00), except to the extent caused solely by the Buyer after the Closing;

          (e) the obligation to purchase the TradeArbed Billets, to the extent that it exceeds Three Million One Hundred Twenty Nine Thousand Three Hundred Fifty Three Dollars and 77/100 ($3,129.353.77), except to the extent caused solely by the Buyer after the Closing;

          (f) noncompliance with any bulk transfer laws in connection with the sale of the Purchased Assets, if applicable;

          (g) any suit, action or other proceeding brought by any governmental authority or Person arising out of any of the matters referred to in this
     Section 8.1 of this Agreement; and

          (h) the ownership, occupancy, operation or condition of any of the Purchased Assets or the Business prior to the Closing Date.

          The Seller and the Parent Company shall have no obligation to make payments under this Section 8.1: (A) that exceed, in the aggregate, $5,000,000.00; and (B) until the aggregate amount of Damages incurred by Buyer exceeds $100,000, but then for the entire amount of the Damages, including the initial $100,000;

     8.2 Buyer's Indemnity. Buyer shall indemnify and hold the Seller harmless from and against, and shall defend promptly the Seller from and reimburse him for, any and all Damages which the Seller may at any time suffer or incur, or become subject to, as a result of or in connection with any of the following:

          (a) any breach of a warranty or representation made by Buyer in or pursuant to this Agreement;

          (b) any failure or breach by Buyer to carry out, perform, satisfy, and discharge any of its covenants, agreements, undertakings, liabilities, or obligations under this Agreement or under any of the documents delivered, or caused to be delivered, by Buyer pursuant to this Agreement;

          (c) the Assumed Liabilities;

          (d) any suit, action, or other proceeding brought by any governmental authority or Person arising out of any of the matters referred to in
     Section 8.2 of this Agreement; and

          (e) the ownership, occupancy, operation or condition of any of the Purchased Assets or the Business after the Closing Date.

     8.3 Environmental Restrictions and Remediation Agreements.

          (a) Buyer recognizes and acknowledges that the Facilities have been and are currently used for industrial purposes. Buyer agrees to indemnify Seller for any environmental remediation obligations accruing to Seller resulting from (i) Buyer's change of use of the Facilities from industrial to commercial or residential subsequent to the Closing Date or (ii) Buyer's voluntary election to treat, store or dispose of "Hazardous Waste" (as that term is defined under the Environmental Laws) in a manner that would require the issuance of a Hazardous Waste management permit and require corrective action at the Facilities under Section 3004(u) or 3008(h) of the Resource Conservation and Recovery Act of 1976, as amended, or the corresponding provisions of the Ohio Hazardous Waste Management Act, as amended, at any time after the Closing Date.

          (b) Buyer agrees that it will not take any action with the intent or purpose of imposing upon Seller environmental obligations or costs, except any action taken by the Buyer to enforce its rights under this Agreement. Specifically, Buyer agrees not to contact any governmental authority regarding pre-Closing contamination without prior consultation with and the written consent of Seller. Nothing in this Section 8.3(b) shall preclude Buyer from contacting the relevant governmental authority if mandated by Environmental Law.

          (c) Should Buyer make a claim against Seller under Section 8.1 of this Agreement with respect to pre-Closing contamination, then Seller shall have the option to conduct and control any required remediation of the pre-Closing contamination at the Facilities. In conducting such remediation, Seller shall have the option of conducting risk-based remediation if approved by the relevant governmental authorities. Seller shall have the right to impose (or require Buyer to impose) reasonable use restrictions on the Properties if required as part of a governmental authority-approved remediation plan, provided that such restrictions shall not restrict the Buyer's current and future industrial use of the Facilities.

          (d) Buyer shall grant to Seller reasonable access to the Properties, at all reasonable times, for the purpose of conducting remediation under subsection (c) above and Seller shall have the right to sample and otherwise utilize all existing groundwater monitoring wells on the Properties as part of Seller's remedial approach. Seller shall not unreasonably interfere with Buyer's ongoing operations while conducting remediation.

          (e) In the event that Seller elects not to perform required remediation of pre-Closing contamination as demanded by Buyer pursuant to
     Section 8.1 of this Agreement, and Buyer performs such remediation, then such remediation must be the least costly remedial alternative acceptable to the relevant governmental authorities consistent with continued industrial use of the Properties.

     8.4 Further Assurances. From time to time after the Closing, upon the request of Buyer, the Seller shall execute and deliver, and cause to be executed and delivered, such further instruments of conveyance, assignment, and transfer and take such further action as Buyer may reasonably request in order more effectively to accomplish the transactions contemplated herein, including the sale, assignment, conveyance, transfer of the Purchased Assets to Buyer pursuant to this Agreement.

     8.5 Survival of Representations and Warranties.

          (a) All representations and warranties and indemnity obligations of the parties contained in this Agreement or made pursuant to this Agreement shall survive the Closing Date and the consummation of the transactions contemplated by this Agreement for a period of eighteen (18) months.

          (b) Except as specifically provided in the last sentence of this subsection, each party's remedies under this Agreement constitute the sole and exclusive remedies available to such party for claims against any other party with respect to matters addressed in this Agreement. Except as specifically provided in the last sentence of this subsection, each party expressly waives any rights it may have to make a claim against any other party pursuant to any constitutional, statutory, or common law authorities. Notwithstanding the foregoing, nothing in this Agreement shall limit, compromise or preclude any claims that Seller may have under statutory or common law or by contract against any third party for any contamination at the Facilities.

     8.6 Entire Agreement; Amendment. This Agreement and the documents delivered pursuant hereto constitute the entire agreement between the parties pertaining to the subject matter hereof, and supersede all prior and contemporaneous agreements, understandings, negotiations, and discussions of the parties, whether oral or written, and there are no warranties, representations, or other agreements between the parties or on which any of the parties have relied in connection with the subject matter hereof, except as specifically set forth in this Agreement. No amendment, supplement, modification, waiver, or termination of this Agreement shall be binding unless executed in writing by the parties to be bound thereby. No waiver of any of the provisions of this Agreement shall be deemed or shall constitute a waiver of any other provision of this Agreement, whether or not similar, nor shall such waiver constitute a continuing waiver unless otherwise expressly provided.

     8.7 Expenses. The Seller and the Parent Company shall pay all fees and expenses incurred by them and the Buyer shall pay all fees and expenses incurred by it, including the fees of respective counsel, accountants, brokers, investment bankers, and other advisors, incident to the negotiation and preparation of this Agreement and consummation of the transactions contemplated by this Agreement; provided, however, that the Seller shall pay for (or reimburse the Buyer for) all costs and expenses associated with obtaining a survey of the Facilities, and that the Buyer shall pay for (or reimburse the Seller for) all costs and expenses associated with obtaining title insurance for the Facilities.

     8.8 Governing Law. This Agreement and the rights and obligations hereunder shall be governed by and construed in accordance with the Laws of the State of Ohio.

     8.9 Assignment. This Agreement shall not be assigned by the Seller, the Parent Company or the Buyer without the prior written consent of the other, except that the Buyer may assign its obligations hereunder to an Affiliate without obtaining Seller's or Parent Company's consent. No assignment shall release Buyer, Seller or the Parent Company from their respective obligations hereunder.

     8.10 Notices. Unless otherwise provided herein, all communications or notices required or permitted by this Agreement shall be in writing, shall identify the provision of this Agreement, if any, to which the subject matter of the notice applies, and shall be deemed to have been given at the earlier of the date when actually delivered to a party by personal delivery, commercial courier, or telephonic facsimile transmission accompanied by a telephonic facsimile receipt and followed by a hard copy by United States mail, or three
(3) business days after being deposited in the United States mail, certified or registered mail, postage prepaid, return receipt requested, and addressed as follows, unless and until any of such parties notify the others in accordance with this Section of a change of address:

                  If to Seller or Parent Company:


                  with a copy to:        Gene T. Price
                                         Burr & Forman LLP
                                         3100 SouthTrust Tower
                                         420 North 20th Street
                                         P.O. Box 830719
                                         Birmingham, Alabama 35283-0719
                                         Fax No.:

                  If to Buyer:           Charter Steel - Cleveland, Inc.
                                         c/o  Michael Fitch
                                         Charter Steel
                                         1658 Cold Spring Drive
                                         Saukville, Wisconsin 53080
                                         Fax No.: 262-243-4767

                  with a copy to:        Quarles & Brady LLP
                                         411 East Wisconsin Avenue
                                         Milwaukee, Wisconsin 53202-4497
                                         Attn:  Henry J. Loos, Esq.
                                         Fax No.:  414-271-3552

     8.11 Counterparts; Headings. This Agreement may be executed in several counterparts, each of which shall be deemed an original, but such counterparts shall together constitute but one and the same Agreement. The Table of Contents and Article and Section headings in this Agreement are inserted for convenience of reference only and shall not constitute a part of this Agreement.

     8.12 Taxes. In connection with the transactions contemplated herein, Seller shall pay such taxes as may be due and payable in connection with the transfer of the Purchased Assets hereunder, as well as all accrued taxes related to the Purchased Assets, including but not limited to the second installments of the real estate and property taxes for 2001 (due in July 2002); provided that the personal property taxes assessed on the Purchased Assets for 2002 shall be prorated between Seller and Buyer based on the number of days which Seller and Buyer, respectively, owned the Purchased Assets in 2002.

     8.13 Interpretation. Unless the context requires otherwise, all words used in this Agreement in the singular number shall extend to and include the plural, all words in the plural number shall extend to and include the singular, and all words in any gender shall extend to and include all genders. The language used in this Agreement shall be deemed to be language chosen by the parties to this Agreement to express their mutual intent. In the event an ambiguity or question of intent or interpretation arises concerning the language of this Agreement, this Agreement shall be construed as if drafted jointly by the parties to this Agreement and no presumption or burden of proof will arise favoring or disfavoring any party to this Agreement by virtue of the authorship of any of the provisions of this Agreement.

     8.14 Severability. If any provision, clause, or part of this Agreement, or the application thereof under certain circumstances, is held invalid, illegal, or unenforceable, there shall be added automatically as part of this Agreement a provision as similar in terms to such invalid, illegal, or unenforceable provision as may be possible and be valid, legal, and enforceable. This Agreement shall then be construed and enforced as so modified.

     8.15 No Reliance. Except for any assignees permitted by Section 8.8 of this
Agreement: (a) no third party is entitled to rely on any of the representations, warranties, and agreements of the parties contained in this Agreement; and (b) the Buyer, the Parent Company, and the Seller assume no liability to any third party because of any such reliance.

     8.16 Injunctive Relief. In addition to other remedies provided by Law or equity, upon a breach by one party of any of the covenants contained in this Agreement, the other party shall be entitled to have a court of competent jurisdiction enter an injunction prohibiting any further breach of the covenants contained in this Agreement.

     8.17 Termination. Time is of the essence. Unless otherwise agreed to in writing, this Agreement may be terminated and the transactions contemplated by this Agreement may be abandoned at any time as follows: (a) by mutual written agreement of the Parent Company and Buyer; (b) by Buyer pursuant to Section 6.7 hereof; (c) by Buyer if any of the conditions set forth in Article VI of this Agreement shall not have been fulfilled on or prior to the Closing Date; (d) by the Parent Company if any of the conditions set forth in Article VII of this Agreement shall not have been fulfilled on or prior to the Closing Date; or (e) by Buyer or the Parent Company, provided the terminating party is not otherwise in breach hereof, if the Closing shall not have occurred on or before February 28, 2002.


                                    * * * * *


     IN WITNESS WHEREOF, the parties have caused this Asset Purchase Agreement to be duly executed as of the day and year first above written.


                  AMERICAN STEEL & WIRE CORPORATION


                  By: __________________________________
                  Name:        __________________________________
                  Title:       __________________________________


                  BIRMINGHAM STEEL CORPORATION


                  By: __________________________________
                  Name:        __________________________________
                  Title:       __________________________________


                  CHARTER STEEL - CLEVELAND, INC.


                  By: __________________________________
                  Name:        __________________________________
                  Title:       __________________________________



                              DISCLOSURE SCHEDULES


Disclosure Schedule                 Description

         1.10                       Cleveland Facility
         1.13                       Contracts
         1.15                       Cuyahoga Heights Facility
         1.22                       Fixed Assets
         3.1(a)                     Seller Organization
         3.1(b)                     Parent Company Organization
         3.4                        Assets
         3.8                        Intangible Assets
         3.12                       Permits
         3.13 (a) - (e)             Environmental Matters
         3.14                       Employees
         3.15                       Litigation
         3.16                       Related Party Transactions




                                    EXHIBITS


Exhibit           Description

   A              Bill of Sale



EXHIBIT 10.4


                     AMENDMENT NO. 2 TO EMPLOYMENT AGREEMENT

     This Amendment No. 2 to Employment  Agreement (the  "Amendment") is made by
and  between   Birmingham  Steel  Corporation,   a  Delaware   corporation  (the
"Company"), and John D. Correnti (the "Executive") as of April 19, 2002.

     The Company and the Executive have entered into an Employment Agreement dated May 12, 2000, which has been previously amended by the Amendment to Employment Agreement dated as of May 12, 2000 (as so amended, the "Agreement"). The parties have determined that certain amendments should be made to the Agreement as provided below.

                                    AGREEMENT

1. Effective as of the date hereof, subsection 3.11(b) of the Agreement is hereby amended by deleting therefrom in each place where it is found in such subsection the phrase "Blytheville, Arkansas" and inserting therefor the phrase "Charlotte, North Carolina".

2.   The remaining provisions of the Agreement shall remain unchanged.

     IN WITNESS WHEREOF, the parties hereto have executed this Amendment as of the date first written above.


                               /s/ John D. Correnti
                               ----------------
                                   John D. Correnti

                               BIRMINGHAM STEEL CORPORATION


                       By:     /s/  James A. Todd, Jr.
                               -----------------------
                               Its: Vice Chairman