Form 10-K
period 2002-06-30
BIRMINGHAM STEEL CORP
filed 2002-10-15
CIK 779334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

From the transition period from to

Commission File Number 1-9820

BIRMINGHAM STEEL CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Delaware	13-3213634
(State or other jurisdiction of	(I.R.S.Employer
Incorporation or organization)	Identification Number)

1000 Urban Center Drive, Suite 300
Birmingham, Alabama	35242-2516
(Address of principal executive offices)	(Zip Code)

(205) 970-1200
(Registrant’s telephone number, including area code)

Securities Registered pursuant to Section 12 (b) of the Act:

Name of Each Exchange
Title of Each Class	on Which Registered

Common Stock, par value	Over the Counter
$0.01 per share	Bulletin Board

Securities Registered pursuant to Section 12 (g) of the Act:

NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒     No   ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

     As of October 1, 2002, 31,941,627 shares of Common Stock of the registrant were outstanding. On such date the aggregate market value of shares (based upon the closing market price of the Company’s Common Stock on the Over the Counter Bulletin Board on October 1, 2002) held by non-affiliates was $11,401,246. For purposes of this calculation only directors and officers are deemed to be affiliates.

ITEM 1.    BUSINESS

Recent Events

     On May 30, 2002, Birmingham Steel Corporation (the Company) announced it had reached a definitive agreement to sell substantially all the assets of the Company and its subsidiaries to a wholly-owned subsidiary of Nucor Corporation (Nucor) for $615 million in cash. Terms of the agreement provide for an increase or decrease to the purchase price in the event that accounts receivable and inventories at the time of closing are not within a predetermined range (with any difference in the sale proceeds impacting the distribution to secured lenders). On June 3, 2002, as a means of effecting the transaction and in accordance with the terms of the definitive agreement with Nucor, the Company and four of its subsidiaries filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code before the United States Bankruptcy Court for the District of Delaware (the Court). On August 12, 2002, Birmingham Steel Management, Inc., a subsidiary which was not included in the Company’s initial Chapter 11 filing, filed a voluntary petition for relief under Chapter 11 of Title 11 of the United States Code before the Court. By order entered on September 17, 2002, the Company’s pre-arranged Chapter 11 plan (Plan of Reorganization) was confirmed by the Court, thereby approving the sale to Nucor and the distribution of sale proceeds proposed under the plan. Subject to the U.S. Department of Justice (DOJ) decision regarding filings by the Company and Nucor concerning the Hart-Scott-Rodino implications of the transaction, (see discussion below), the Company expects the sale to Nucor will close prior to the end of calendar 2002.

     Under the Company’s Plan of Reorganization, the proceeds from the sale to Nucor, together with certain other assets of the Company (or the proceeds thereof) which were excluded from the sale, will be applied to retire the Company’s secured debt. These proceeds will be less than the total obligations under the Company’s long-term secured debt agreements. However, pursuant to the Plan of Reorganization and the Plan Support Agreement dated May 30, 2002, among the Company, Nucor and the Company’s secured lenders, the secured lenders have agreed, among other things, to accept the payments under the Plan of Reorganization in full satisfaction of their claims and to cause $17 million of the proceeds to be paid to claimants under the Company’s employee severance and retirement plans, $17.5 million to the Company’s unsecured creditors, and up to $15 million, or approximately $0.47 per share, to stockholders of the Company. (See Note 2 to the Consolidated Financial Statements).

     Upon filing for Chapter 11 relief, the Company obtained a $40 million debtor-in-possession financing credit facility (DIP Facility) from two lenders and is conducting business as a debtor-in-possession. The DIP Facility is being used to fund working capital requirements, operating expenses, employee obligations and adequate protection payments to secured lenders. The DIP Facility was also utilized to pay certain pre-petition obligations approved by the Court, including up to $28 million of trade payables and employee and tax related claims. As of October 14, 2002, approximately $17.5 million was available to be drawn under the DIP Facility to fund the Company’s ongoing obligations. The Company expects the DIP Facility will be sufficient to fund the Company’s obligations through the expected closing date of the Nucor transaction.

     Nucor has undertaken to take any and all steps, including divesting and/or agreeing to divest assets, necessary to obtain the required approvals of the DOJ to proceed with the transaction, and such approvals are not conditions precedent to the transaction. The DOJ is currently investigating the transaction to determine if there are any anti-competitive issues. Although approval by the DOJ is not a condition to the purchase by Nucor, the timing of the closing of the transaction may be impacted by the DOJ’s decision. The terms of the various agreements between the Company, Nucor and the secured lenders require that the closing of the transaction must occur no later than 270 days from June 3, 2002 if the Plan of Reorganization is confirmed. Therefore, because the Company’s Plan of Reorganization has been confirmed, the sale to Nucor must be completed no later than February 23, 2003. The Company expects closing will occur prior to the end of calendar 2002.

Overview

     The Company owns and operates facilities in the mini-mill sector of the steel industry. In addition, the Company owns an equity interest in a scrap collection and processing operation. From these facilities, which are located across the United States and Canada, the Company produces a variety of steel products including semi-finished steel billets, reinforcing bars (rebar) and merchant products such as rounds, flats, squares, strips, angles and channels. The

Company produced structural products such as angles, channels and beams three inches wide and above at its Cartersville facility through December 2001 when the Cartersville facility was sold. The Company also operates regional warehouse and steel distribution facilities.

     The following table summarizes the Company’s principal production facilities:

Location	Operation	Primary Products Produced

Birmingham, AL	Mini Mill	Billets, Rebar, Merchant Products
Kankakee, IL	Mini Mill	Billets, Rebar, Merchant Products
Seattle, WA	Mini Mill	Billets, Rebar, Merchant Products
Jackson, MS (A)	Mini Mill	Billets, Rebar, Merchant Products
Joliet, IL (B)	Rolling Mill	Rebar, Merchant Products
Cartersville, GA (A), (C)	Mini Mill	Billets, Merchant Products, Structural Products
Cleveland, OH (C)	Rolling Mills	Special Bar Quality (SBQ) Rods, Bars and Wire
Memphis, TN (C)	Melt Shop	SBQ Blooms and Billets

(A)	Facilities owned by Birmingham Southeast, L.L.C., an 85% owned consolidated subsidiary.
(B)	The Joliet rolling mill was shut-down indefinitely in June 2001.
(C)	These facilities are designated as discontinued operations in fiscal 2001— see “Discontinued Operations.” In June 2001, the Company suspended rolling operations at Cleveland. Melting operations were suspended at Memphis in January 2000. The Cartersville facility was sold to AmeriSteel Corporation (a U.S. subsidiary of Gerdau S.A. of Rio de Janeiro Brazil) on December 28, 2001. The Cleveland facility was sold to Charter Manufacturing Inc., of Mequon, Wisconsin on March 1, 2002. The Memphis, TN facility is currently classified as assets held for disposal

     In addition to the production facilities listed above, the Company owns a 50% equity interest in Richmond Steel Recycling, Ltd., a joint venture scrap collecting and processing operation located in Vancouver, British Columbia. The Company also owns a 50% interest in American Iron Reduction, L.L.C. (AIR), a direct reduced iron (DRI) production facility in Convent, Louisiana. AIR filed for Chapter 7 protection under the United States Bankruptcy Code in March 2001.

Change in Management

     In July 1999, The United Company Shareholder Group (United Group) initiated a proxy contest to replace the Company’s then Chief Executive Officer and Board of Directors and certain members of management. On December 2, 1999, the Company and the United Group reached a settlement appointing John D. Correnti as Chairman and Chief Executive Officer and reconstituting the Board of Directors to include a total of twelve directors, nine of which were appointed by the United Group and three of which were appointed by previous management.

     In response to the Company’s over-leveraged financial condition and industry conditions, management has taken aggressive steps during the past 30 months to stabilize the Company’s operations, manage liquidity and respond to deteriorating industry conditions, including the following:

•	Shutdown of operations at Memphis, resulting in cash savings of approximately $2 million per month (January 2000);
•	Shutdown of operations at Cleveland, resulting in cash savings of $2 million to $3 million per month (completed July 2001);
•	Shutdown of operations of the Convent, Louisiana DRI facility (AIR), resulting in cash savings of approximately $1 million per month (October 2000);
•	Sale of the Company’s interest in the California scrap processing joint venture, eliminating $34 million in contingent liabilities (June 2000);
•	Reduction of corporate headquarters personnel by more than 45%, resulting in annual savings of more than $2 million per year (December 1999 to June 2002);

•	Hiring of highly experienced steel operations and sales individuals from other steel companies to join the Correnti management team;
•	Reduction in inventories by $130 million (from December 1999 to June 2002);
•	Reduction in trade accounts payable by $75 million (from December 1999 to June 2002), and improvement in vendor relationships, which had been impaired under prior management;
•	Sale of the Cartersville facility in December 2001 providing approximately $86.6 million reduction in total debt and operating lease obligations and elimination of $1 million to $2 million monthly operating losses; and
•	Sale of the Cleveland facility in March 2002 providing approximately $18.6 million debt reduction and relief from approximately $0.5 million monthly carrying costs.

     During the extremely challenging business conditions which have prevailed in the U.S. steel industry during the past 30 months, the Company has reduced conversion costs, improved margins, reduced debt, maintained vendor relations and maintained sufficient availability under its revolving credit facility to continue operations. However, deteriorating conditions in the domestic steel industry, a surge in steel imports and a general decline in U.S. economic conditions have offset the positive financial impact of management’s actions.

Discontinued Operations

Fiscal 1999

     In fiscal 1999, prior to the conclusion of a proxy contest and change in management, the Company announced plans to sell its Special Bar Quality (SBQ) segment, which included rod, bar and wire facilities in Cleveland, Ohio; a high quality melt shop in Memphis, Tennessee; and the Company’s 50% interest in American Iron Reduction, L.L.C. (AIR), a facility in Louisiana which produced direct reduced iron (DRI). Accordingly, the operating results of the SBQ segment were reflected as discontinued operations in the Company’s Consolidated Financial Statements for fiscal 1999 and in the first quarter of fiscal 2000, in accordance with Accounting Principles Board Opinion (APB) No. 30.

Fiscal 2000

     In January 2000, subsequent to a change in management which occurred after a proxy contest, the Company re-established its Cleveland-based American Steel & Wire (AS&W) SBQ operations because new management believed there was a viable SBQ market to support operations at the Cleveland facility and efforts to sell the SBQ facilities up to that time had not been successful. In accordance with Emerging Issues Task Force (EITF) 90-16, Accounting for Discontinued Operations Subsequently Retained, the results of operations of the SBQ segment were reported within continuing operations from the second quarter of fiscal 2000 through the first fiscal quarter of 2001. Consequently, in the quarter ended December 31, 1999, the operating results of the SBQ segment for all periods prior to October 1, 1999 were reclassified from discontinued operations to continuing operations.

Fiscal 2001

     In September 2000, the Company signed a definitive agreement with North American Metals, Ltd. (NAM) to sell the Cleveland and Memphis facilities of the SBQ segment by March 23, 2001. Accordingly, as required by APB 30 (as interpreted by EITF 95-18), the operating results of the SBQ segment for the second quarter of fiscal 2001 and prior periods were restated and again reported in discontinued operations. Subsequently, the Company reported that the definitive agreement with NAM for the sale of the SBQ assets had been terminated because NAM was unable to complete financing arrangements by the March 23, 2001 deadline. The Company continued to pursue discussions with other interested parties; however, due to a general economic slowdown in the U.S. steel industry, which impacted demand for all steel products, shipments for the Cleveland facility fell precipitously in the third fiscal quarter of 2001. As a result, operations at the Cleveland facility were suspended in June 2001.

     In September 2001, the Company announced that a letter of intent had been signed to sell the idled Cleveland facility to Corporacion Sidenor, S.A. (Sidenor), an SBQ producer headquartered in Bilbao, Spain.

Fiscal 2002

     On November 9, 2001, the letter of intent with Sidenor regarding sale of the SBQ facility in Cleveland, Ohio expired. On January 10, 2002, the Company announced it had signed an option agreement with Charter Manufacturing, Inc. of Mequon, Wisconsin (Charter), and on March 1, 2002, the Company completed the sale of the Cleveland facility to Charter.

     In the second quarter ended December 31, 2001, the Company announced and completed the sale of its mini-mill facility in Cartersville, Georgia to AmeriSteel Corporation (AmeriSteel), a U.S. subsidiary of Gerdau S.A. of Rio de Janeiro, Brazil. Consequently, the operations for the Cartersville facility were restated in the second quarter of fiscal 2002 and all prior periods in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.”

History

     The Company was formed in 1983 and began operations in 1984. Upon commencement of operations, the Company owned two mini-mills located in Birmingham, Alabama and Kankakee, Illinois. Subsequently, the Company followed a strategy of growing by acquisition when market and economic conditions warranted. The Company acquired additional mini-mills in Jackson, Mississippi (1985) and Seattle, Washington (1986). In 1991, the Company acquired the assets of Seattle Steel, Inc. and consolidated all of its Seattle operations at the former Seattle Steel site. In 1993, the Company entered the SBQ market with the acquisition of AS&W, which added the Joliet mini-mill as well as rod and wire mill assets at the Company’s Cleveland facility.

     In 1994, the Company acquired a Florida-based steel distributor, Port Everglades Steel Corporation, which distributes steel products manufactured by the Company and other third parties. In December 1996, the Company contributed its Jackson, Mississippi mini-mill facility to Birmingham Southeast, L.L.C. (Birmingham Southeast), a consolidated subsidiary owned 85% by Birmingham East Coast Holdings, a wholly-owned subsidiary of the Company, and 15% by a subsidiary of IVACO, Inc. Birmingham Southeast then purchased steel production assets located in Cartersville, Georgia from Atlantic Steel Industries, Inc. (Atlantic), a subsidiary of IVACO, Inc. In March 1999, the Company commenced start-up of a new medium-section mill to replace the rolling production that was provided under a tolling arrangement with Atlantic. In July 2000, the Company completed the start-up phase of its Cartersville rolling mill. The Cartersville rolling mill facility was expected to expand the Company’s merchant and structural product offerings and enable the Company to penetrate new markets.

     Following its acquisition of AS&W in 1993, management sought to build the Company’s SBQ operations using the AS&W assets as a platform. In addition to building additional rolling mill capacity in Cleveland, the Company constructed a melt shop in Memphis, Tennessee. The Memphis melt shop facility was intended to provide lower cost raw materials (high grade, low carbon billets) for the Cleveland SBQ rod, bar and wire operations. During the development and expansion of the Cleveland and Memphis facilities, industry overcapacity and an increase in imported SBQ products created unfavorable pricing conditions. In August 1999, the Company announced its intention to divest its SBQ operations in order to focus on its core mini-mill and scrap operations. In January 2000, under new management, the Company decided to rationalize the SBQ operations by suspending melting operations at the Memphis facility and continuing operations at the AS&W facilities using third-party billets. In December 2001, new management announced its intention to divest its SBQ operations in order to focus on its core mini-mill and scrap operations. On March 1, 2002, the Company completed the sale of the Cleveland facility to Charter Manufacturing Inc. The Company continues to hold the Memphis facility as assets held for disposal.

Operational Management

     The Company’s strategies for its remaining rebar/merchant mini-mills have been to (a) increase sales by actively pursuing new customers and strengthening relationships with existing customers; (b) improve its position as a low-cost producer through continued operating cost reductions; (c) optimize capacity utilization at each facility; and (d) increase production and sales of merchant and structural products.

     For management purposes, the Company’s rebar and merchant product mini-mills are operated as independent business units, reporting directly to the Company’s Chief Executive Officer. The rebar/merchant facilities are aggregated and reported within a single segment because, among other things, they produce essentially the same products using essentially identical production equipment and techniques and they sell steel products to the same classes of customers. In addition, their distribution methods are identical and they operate under the same regulatory environment. Furthermore, over the long-term, the rebar/merchant facilities are expected to generate similar long-term average gross margins.

     SBQ operations were considered a separate segment for financial reporting purposes due to differences in: (a) the class of customer served; (b) finished product chemistry and surface quality; (c) intended uses of finished product; and (d) expected long-term average profit margins. The SBQ operations are reported in discontinued operations (see Note 3 to the Consolidated Financial Statements).

Steel Manufacturing

     Steel can be produced at significantly lower costs by mini-mills than by integrated steel operations, which typically process iron ore and other raw materials in blast furnaces to produce steel. Integrated steel mills generally (a) use more costly raw materials; (b) consume more energy; (c) consist of older and less efficient facilities which are more labor-intensive; and (d) employ a larger labor force than the mini-mill industry. In general, individual mini-mills produce a limited line of products. The domestic mini-mill steel industry currently has excess production capacity, which, together with competition from foreign producers, has resulted in competitive product pricing and cyclical pressures on industry profit margins. In this environment, efficient production and cost controls are critical to the viability of domestic mini-mill steel producers.

     The Company operates mini-mills (electric arc furnace melt shops and finished product rolling mills) in Birmingham, Alabama; Kankakee, Illinois; and Seattle, Washington. The Company also has a rolling mill in Joliet, Illinois (which was indefinitely shut-down in June 2001), and has warehouse and distribution facilities in Fontana and Stockton, California; Baltimore, Maryland; Ft. Worth, Texas; and Ft. Lauderdale, Florida. Through its wholly owned subsidiary, Birmingham East Coast Holdings, the Company owns 85% of Birmingham Southeast, a consolidated subsidiary that operates a mini-mill in Jackson, Mississippi. The Company also owns an idled SBQ melt shop in Memphis, Tennessee.

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

     The Company’s mini-mills melt ferrous scrap to produce rebar and merchant steel products. Production begins with melting ferrous scrap in an electric arc furnace. The molten steel is then funneled through a continuous caster which produces steel billets (continuous rectangular strands of steel), which are then cut into predetermined lengths. Billets are transferred to a rolling mill where they are reheated, passed through a roughing mill for size reduction, rolled into finished rebar and merchant products and cooled. Merchant products then pass through state-of-the-art straightening and stacking equipment. At the end of the production process, rebar and merchant steel products pass through automated bundling equipment to ensure uniform packaging for shipment to customers.

     The Company’s electric arc furnace in Memphis, Tennessee has capability to melt high quality scrap and DRI to produce molten steel that is then poured into a continuous caster to form a bloom—which is a larger size than a billet. In a continuous process, blooms are moved from the caster directly to stands which reduce the blooms to billets. The bloom cast is essential to achieving the necessary quality for SBQ products.

Raw Materials and Energy Costs

     The principal raw material used in the Company’s mini-mills is ferrous scrap, generally derived from automobile, industrial and railroad scrap. The market for scrap steel is highly competitive and its price volatility is influenced by periodic shortages, freight costs, speculation by scrap brokers and other conditions largely beyond the Company’s control. The Company purchases its outside scrap requirements from a number of scrap merchants and is not generally dependent on any single supplier. In fiscal 2002, scrap costs represented approximately 41% of the Company’s total manufacturing costs at its core mini-mills.

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

Production Capacity

     The table below presents the Company’s estimated melting and rolling mill capacity, together with actual steel melting and rolling production for fiscal 2002. The capacities presented are management’s estimates and are based upon a normal 168-hour weekly work schedule, assuming an average product mix for each facility and include the effects of capacity limitations currently impacting each facility. Production capacities listed below are estimated year-end capacity levels:

	Annual	Fiscal	Annual	Fiscal
	Melting	2002	Rolling	2002
	Capacity	Production	Capacity	Production

	(in thousands of tons)		(in thousands of tons)

Continuing core mini-mills:
Birmingham	500	484	550	482
Kankakee	835	557	600	536
Seattle	750	579	750	535
Jackson	450	295	400	262
Discontinued Operations:
Cartersville (A)	1,000	216	600	151
Cleveland (B)	—	—	1,100	—
Memphis (C)	1,000	—	—	—

	4,535	2,131	4,000	1,966

(A)	The Cartersville facility was sold in December 2001. See “Discontinued Operations”.
(B)	The Cleveland facility ceased operations in June 2001 and was sold in March 2002. See “Discontinued Operations”.
(C)	The Memphis facility ceased operations in December 1999. See “Discontinued Operations”.

     The Company has the capability to produce both rebar and merchant products at each of its core mini-mills. Converting rebar production to merchant products production is a routine facet of operations at the Company’s mini-mill facilities and no major impediments exist which would preclude changing the product mix to meet changes in demand.

Production Facilities—Continuing Operations — Core Mini-Mills

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

   Kankakee, Illinois

     The Kankakee, Illinois facility is located approximately 50 miles south of Chicago. Since its acquisition in 1981, the Company has renovated the operation and installed a new melt shop, continuous caster, rolling mill, reheat furnace and in-line straightening, stacking and bundling equipment. Kankakee enjoys a favorable geographical proximity to key Midwest markets for merchant products. This freight cost advantage and Kankakee’s state-of-the-art equipment capabilities are competitive advantages in the Company’s strategy to expand market share of merchant products. The Kankakee operation produces rebar and a variety of merchant products, including rounds, angles, channels, squares, flats and strip.

   Seattle, Washington

     The Seattle, Washington facility is located adjacent to the Port of Seattle. The Company began operating in Seattle in 1986 upon the acquisition of a local steel company, which provided entry to the West Coast steel markets. In 1991, the Company purchased the assets of Seattle Steel, Inc., in west Seattle, and consolidated all of its steel operations to the west Seattle site. Soon after the acquisition of the west Seattle operations, the Company began a modernization program which included installation of a new baghouse, new ladle turret and billet runout table. In 1993, the Company completed construction of a new state-of-the-art in-line rolling mill which includes automated in-line straightening, stacking and bundling equipment designed to facilitate Seattle’s expansion in merchant product production. The Seattle operation produces rebar and a variety of merchant products, including rounds, angles, channels, squares, flats and strip.

   Jackson, Mississippi

     The Company originally acquired the Jackson facility in August 1985. In December 1996, upon formation of Birmingham Southeast, the Company contributed the assets of its Jackson facility to the newly-formed limited liability company, Birmingham Southeast, LLC. The Company, through its Birmingham East Coast Holdings subsidiary, owns 85% of Birmingham Southeast.

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

   Joliet, Illinois

     The Joliet, Illinois facility was acquired with the Company’s purchase of AS&W Corporation in November 1993. In fiscal 1996, concurrent with the start-up of the new high quality bar mill in Cleveland (see ''Cleveland, Ohio’’ below), the Company transferred the operation of the Joliet facility from the management in Cleveland to the operational control of the Kankakee management group. The Company also invested approximately $30 million to upgrade the rolling mill and enable Joliet to produce coiled and straight length rebar, flats, rounds and squares. The Joliet operation consists of a modernized 2-strand, 19-stand Morgan mill, 3-zone top-fired walking beam furnace, no-twist finishing and a coil and cut-to-length line. The Joliet operation obtains its semi-finished steel billet requirements primarily from the Company’s Kankakee facility. Because of deteriorating market conditions, the operations at Joliet were indefinitely suspended in June 2001.

   PESCO Facilities

     In December 1994, the Company acquired substantially all of the assets of Port Everglades Steel Corporation (PESCO), a Florida-based steel distributor which operates facilities in Florida and Texas. PESCO obtains the majority of its steel requirements from the Company’s Birmingham, Jackson and Kankakee mills.

Production Facilities—Discontinued Operations

   SBQ Operation

     In February 2001, the Company announced its intention to divest its SBQ operations in order to focus efforts on its core mini-mill and scrap operations. The Company’s SBQ operations included the Cleveland, Ohio mill and Memphis, Tennessee melt shop. The Company completed the sale of the Cleveland facility to Charter Manufacturing, Inc. in March 2002. The Company ceased operations of the Memphis facility as of January 1, 2000 and committed to a plan to sell the assets. The Memphis facility assets are held for sale as of June 30, 2002. See Note 3 to the Consolidated Financial Statements.

     Birmingham Southeast acquired the Cartersville, Georgia facility in December 1996. The facility included a melt shop with a 24 foot, 140 ton Demag AC electric arc furnace and Demag 6-strand billet caster. In addition to merchant and structural products, Cartersville produced billets for feedstock to the Cleveland facility. In March 1999, the Company began its own rolling operations in Cartersville and produced a wide range of merchant and structural products at this facility. The Company completed the sale of the Cartersville facility in December 2001 to AmeriSteel Corporation.

Products

     Note 13 to the Consolidated Financial Statements provides information about net sales for each of the past three years by type of product and by geographic area. Following is a discussion of each of the Company’s principal products and distribution methods.

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

     Rebar is a commodity steel product, which makes price, including freight cost, the primary competitive factor. Except in unusual circumstances, the customer’s delivery expense is limited to freight from the nearest mini-mill. Any incremental freight charges from another source must be absorbed by the supplier. The Company ships rebar products to customers primarily via common carrier and, to a lesser extent, by rail.

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

     The following data, reported by the American Iron and Steel Institute (a steel trade association), depict apparent rebar consumption in the United States from 1989 through 2001. The table also includes rebar shipments by the Company and its approximate market share percentage for the periods indicated:

	Rebar	Company	Approximate
	Consumption	Shipments	Market
Calendar Year	(in tons)	(in tons)	Share

1989	5,213,000	972,000	18.6%
1990	5,386,000	972,000	18.0%
1991	4,779,000	945,000	19.8%
1992	4,764,000	1,060,000	22.3%
1993	5,051,000	1,181,000	23.4%
1994	5,151,000	1,185,000	23.0%
1995	5,454,000	1,108,000	20.3%
1996	6,071,000	1,288,000	21.2%
1997	6,188,000	1,432,000	23.1%
1998	7,373,000	1,363,000	18.5%
1999	6,546,000	1,446,000	22.1%
2000	6,907,000	1,402,000	20.3%
2001	6,937,000	1,322,000	19.1%

     The Company’s rebar operations are subject to a period of moderately reduced sales from November to February, when winter weather and the holiday season impact construction market demand.

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

     The Company produced structural products at its Cartersville mini-mill facility. Structural products consist of angles, channels and beams that are three inches wide and above. Structural products are used to manufacture a wide variety of products including housing beams, trailers, light to medium structural support for buildings and other construction based uses. The Cartersville mill was sold in December 2001. Operations for Cartersville are reported in discontinued operations.

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

     The following data reported by the American Iron and Steel Institute depict apparent consumption of merchant products in the United States from 1989 through 2001. The table also includes merchant product shipments by the Company and its approximate market share percentage for the periods indicated:

	Merchant Product	Company	Approximate	Structural	Company	Approximate
	Consumption	Shipments	Market	Product	Shipments	Market
Calendar Year	(in tons)	(in tons)	Share	Consumption	(in tons)	Share

1989	8,398,000	272,000	3.2%
1990	8,379,000	306,000	3.7%
1991	7,045,000	287,000	4.1%
1992	7,504,000	330,000	4.4%
1993	8,445,000	395,000	4.6%
1994	10,113,000	484,000	4.8%
1995	10,618,000	524,000	4.9%
1996	10,341,000	520,000	5.0%
1997	10,534,000	925,000	8.8%
1998	11,600,000	909,000	7.8%
1999	10,237,000	908,000	8.9%	6,391,000	—	—
2000	9,236,000	955,000	10.3%	8,691,000	23,000	0.3%
2001	8,023,000	754,000	9.4%	7,820,000	73,000	0.9%

   SBQ Rod, Bar and Wire Products

     In February 2001, the Company announced its intention to divest its SBQ operations in order to focus efforts on its core mini-mill and scrap operations. The Company’s SBQ operations included the Cleveland, Ohio mill and Memphis, Tennessee melt shop. The Company completed the sale of the Cleveland facility to Charter Manufacturing, Inc. in March 2002. The Company ceased operations of the Memphis facility as of January 1, 2000 and committed to a plan to sell the assets. The Memphis facility assets are held for sale as of June 30, 2002. See Note 3 to the Consolidated Financial Statements.

     The Company’s SBQ facilities sold high-quality rod, bar and wire products to customers in the automotive, agricultural, industrial fastener, welding, appliance and aerospace industries. Because of the flexibility of the Cleveland facility, the Company produced a wide variety of SBQ products, including cold heading quality, cold finish quality, cold rolling quality, welding quality, specialty high carbon quality, industrial quality, bearing quality and wire products. Approximately 70% of the Company’s SBQ shipments were to customers serving the original equipment and after-market segments of the automotive industry.

Competition

     Price sensitivity in markets for the Company’s products is driven by competitive factors, including the cost and availability of steel in the marketplace. The geographic marketing areas for the Company’s products are principally the United States and Canada.

     Because rebar, merchant and structural products are commodity products, the major factors affecting the sale of finished products are competitive pricing, inventory availability, facility location and service. The Company competes in the rebar, merchant and structural markets primarily with numerous domestic mini-mill companies and foreign importers.

   Foreign Competition

     During the past four years, foreign steel imports have had a significant impact on the Company’s shipments. Selling prices have decreased in each of the past three years, primarily because of increased imports. In July 2000, the Company and other United States rebar producers (the Rebar Trade Action Coalition) filed a petition with the International Trade Commission (ITC) against dumping rebar in certain United States regional markets. In August 2000, the ITC ruled in favor of the Rebar Trade Action Coalition, preliminarily finding that certain regional United States markets had been injured or threatened with injury due to dumped steel imports. As a result of these findings, the Department of Commerce imposed duties ranging from 17% to 133% on imports from eight countries beginning in April 2001. In addition, in fiscal 2002, the Bush Administration announced steel import tariffs under Section 201 of the International Trade Code. Initial announcements indicated that tariffs of 15% on rebar and 30% on certain merchant products would be established to protect U.S. steel producers from less expensive, foreign government subsidized imported steel. Opposition within the U.S. as well as abroad continues to mount against the tariffs, which have slowed their implementation. Also, until economic conditions and seasonal demand return to normalized levels, selling price and shipping level pressures will likely continue.

Employees

   Production Facilities

     At June 30, 2002, the Company employed 1,023 people at its production facilities. The Company estimates that approximately 30% of its current employee compensation in operations is earned on an incentive basis linked to production. The percentage of incentive pay varies from mill to mill based upon operating efficiencies. During fiscal 2002, hourly employee costs at these facilities were approximately $38 per hour, including overtime and fringe benefits, which is competitive with other mini-mills. In prior years, employees at the Joliet facility were represented by the United Steelworkers of America. Due to continued deteriorating business conditions, the Joliet operations were indefinitely suspended in June 2001. Affected employees were provided a sixty day advance notice of the shutdown in compliance with the Worker Adjustment and Retraining Notification Act (WARN). The Company’s other facilities are not unionized. The Company has never experienced a strike or other work stoppage at its steel mills and management believes that employee relations remain good.

   Sales and Administrative Personnel

     At June 30, 2002, the Company employed 148 sales and administrative personnel, of which 69 were employed at the Company’s corporate office headquarters located in Birmingham, Alabama.

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

     The Company’s mini-mills are classified as hazardous waste generators because they produce and collect certain types of dust containing lead and cadmium. The Company currently collects and disposes of such wastes at approved landfill sites or recycling sites through contracts with approved waste disposal and recycling firms.

     The Cleveland and Joliet facilities were acquired pursuant to an Asset Sales Agreement dated May 19, 1986 (the Agreement), by and between AS&W and USX Corporation (formerly United States Steel Corporation) (USX). Pursuant to the Agreement, AS&W is indemnified by USX for claims, if any, which may be asserted against AS&W under the Resource Conservation and Recovery Act of 1976, as amended, 42 U.S.C. Subsection 6901, et seq., and the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended, 42 U.S.C. Sub-section 9601, et. Seq., or which may be asserted under similar federal or state statutes or regulations, which arise out of USX’s actions on or prior to June 30, 1986, the date on which AS&W acquired these facilities. To date, no material claims have been identified or asserted against AS&W.

Executive Officers of the Registrant

     Pursuant to General Instruction G(3) to Form 10-K, information regarding the executive officers of the Company called for by Item 401(b) of Regulation S-K is presented below.

     The following table sets forth the name of each executive officer of the Company, the offices they hold, and their ages as of October 1, 2002:

Name	Age	Office Held

John D. Correnti	55	Chairman of the Board and Chief Executive Officer
James A. Todd, Jr.	74	Vice Chairman and Chief Administrative Officer
Michael J. Wagner	43	Executive Vice President and Chief Operating Officer
J. Daniel Garrett	44	Executive Vice President and Chief Financial Officer
Robert G. Wilson	65	Vice President – Rebar Sales

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

     Michael J. Wagner joined the Company as Vice President sales in 2000 and has served as Executive Vice President and Chief Operating Officer since January 2002. Prior to joining the Company, Mr. Wagner served as Sales Manager with Nucor Corporation from 1994 to 2000.

     J. Daniel Garrett joined the Company in 1986 and has served as Chief Financial Officer and Executive Vice President – Finance since January 2002. From October 1997 to January 2002, Mr. Garrett served as Vice President-Finance & Control.

     Robert G. Wilson joined the Company in 1988 as Vice President – Sales and has served as Vice President – Rebar Sales since December 1999.

ITEM 2.     PROPERTIES

     The following table lists the Company’s real property and production facilities. Management believes that these facilities are adequate to meet the Company’s current and future commitments.

		Building	Owned
		Square	Or
Location	Acreage	Footage	Leased

Corporate Headquarters:
Birmingham, Alabama	—	38,278	Leased
Continuing Operating Facilities:
Rebar/Merchant mini-mills:
Birmingham, Alabama	26	260,900	Owned
Kankakee, Illinois	222	400,000	Owned
Seattle, Washington	69	736,000	Owned
Jackson, Mississippi	99	323,000	Owned(A)
Distribution Facility:
Ft. Lauderdale, Florida	—	29,500	Leased
SBQ Operations (B):
Memphis, Tennessee	500	184,800	Owned(A)

     All of these facilities are encumbered by mortgages held by lenders as security for outstanding debt.

(A)	Portions of equipment that were financed by Industrial Revenue Bonds are leased pursuant to the terms of such bonds.
(B)	This facility is designated as discontinued operations in fiscal 2002 – see “Discontinued Operations”. Melting operations were suspended at Memphis in January 2000. This facility is currently classified as assets held for disposal.

ITEM 3.     LEGAL PROCEEDINGS

     The Company is involved in litigation relating to claims arising out of its operations in the normal course of business. Most of the existing known claims against the Company are covered by insurance, subject to the payment of deductible amounts by the Company. Management believes that substantially all uninsured or unindemnified liability resulting from existing litigation will not have a material adverse effect on the Company’s business or financial position. However, there can be no assurance that insurance, including product liability insurance, will be available in the future at reasonable rates.

   Amtrak Litigation

     The Company has been named as a defendant in a number of lawsuits arising out of an accident on March 15, 1999, involving the Amtrak passenger train, City of New Orleans, and a tractor trailer at the McKnight Road Grade Crossing located in front of the Company’s plant in Kankakee, Illinois. The truck was owned and operated by Melco Transfer, Inc., and driven by John R. Stokes, a Melco employee. The railroad tracks, warning lights and gates were owned, operated and maintained by Illinois Central Railroad. At the time of the accident, the truck was just leaving the Kankakee plant carrying steel reinforcing bar produced by the Company. There were approximately 122 injuries and 11 deaths in the accident. The Company has been named as a defendant or counter defendant in 56 cases pending in the Circuit Court of Cook County, Illinois, which have been consolidated under the style Deborah Dowe, personal representative of the Estate of Sheena Dowe, Deceased v. Melco Transfer, Inc., et al. The Company has

also been named as a defendant in five Federal Employers Liability Act (FELA) cases brought by Amtrak employees in the Circuit Court of Cook County, which have also been consolidated in the Dowe case. The Company has also been named as a defendant in a suit brought by Amtrak in the Circuit Court of Cook County, Illinois, styled National Railroad Passenger Corporation d/b/a Amtrak v. Birmingham Steel Corporation, et al. Amtrak’s complaint seeks to recover for property damage to the train, cleanup costs and loss of income resulting from the accident and contribution in any judgments awarded against Amtrak in any personal injury actions arising out of the lawsuits. The Amtrak case has been consolidated with the Dowe case. The Company has been named as a defendant in a case pending in the United States District Court for the Northern District of Illinois, Anna Wilson-McCray v. John R. Stokes, et al. The Company has been named as a counter defendant in two cases pending in the Circuit Court for Kankakee County, Illinois, styled Dawson v. Illinois Central Railroad, and Neils v. Illinois Central Railroad. The Dawson and Neils cases are injury cases. The Company has also been named as a defendant in four cases filed in New Orleans Parish, Louisiana. Those cases are Williams, Brister, George, and Martin. The plaintiffs in those cases were all employees of Amtrak at the time of the accident. The Williams, Brister and George cases have been settled by Northland Insurance Company. The Company has been named as a defendant in third party complaints filed by Amtrak in four (4) bodily-injury suits pending in the U.S. District Court for the Central District of Illinois where the plaintiffs were employees of Amtrak and/or Illinois Central who filed FELA claims against Amtrak.

     The various plaintiffs in both the Illinois and Louisiana cases contend that at the time of the accident John R. Stokes, the driver of the truck, was acting as an employee or agent of the Company; that the Company was negligent in loading the trailer; that the load placed on the trailer exceeded the weight limit allowed by statute; and that the Company negligently allowed some rail cars to be parked on a side track near the intersection. The Company is being defended in all of the cases through insurance counsel. The Company denies all liability, and is vigorously defending the cases. At this time, however, the cases remain in their early stages, and discovery is incomplete. The Company cannot accurately assess the plaintiffs’ chance of recovery against the Company. On May 29, 2001, the Company’s insurer, Reliance Insurance Company, was placed into rehabilitation in the state of Pennsylvania. It is, therefore, doubtful that Reliance will be able to provide the Company a defense or pay any claims arising out of the accident. Birmingham Steel filed a Suggestion of Bankruptcy on June 17, 2002, and further proceedings against the Company have been stayed. The Bankruptcy Court has, however, granted a limited relief from the stay to Northland Insurance Company (Melco’s insurance carrier) at Northland’s request, to allow Northland to attempt to settle claims against the Company. The Company does not believe any settlement reached by Northland will materially affect the Company’s ultimate exposure.

   PSC Metals, Inc. v. Birmingham Steel Corporation

     On December 19, 2001 PSC Metals, Inc. (“PSC”) filed a complaint against the Company in the U.S. District Court for the Northern District of Ohio. The case arises out of a Mill Services Contract (the “Contract”) the Company entered into with PSC on February 25, 1997 for the Company’s facility in Memphis, Tennessee. PSC claims that the Company breached the Contract, misrepresented to PSC the annual production levels and service requirements at the Memphis facility and assured PSC that the Memphis facility would continuously operate for 10 years in order to get PSC to enter into the Contract. The Contract is a ten year agreement which provides for a minimum monthly payment of $80,831. In addition, at the end of ten years the Company is required to repurchase certain fixed assets installed by PSC to perform the mill services required under the contract for $2,242,748. According to PSC, in order to perform the services required under the Contract, PSC invested in excess of $14 million in capital facilities, equipment and staffing. PSC seeks compensatory damages in an amount to be proven at trial but not less than $38 million, and any other relief the Court deems appropriate. The Company filed a motion to transfer this case from the United States District Court for the Northern District of Ohio to the United States District Court for the Western District of Tennessee on the grounds that Tennessee is a more convenient and appropriate forum for this litigation. The Court denied the motion. The Company intends to vigorously defend the case. No discovery was conducted in the lawsuit prior to The Company’s bankruptcy. Subsequent to the bankruptcy filing the case was stayed and PSC has filed a proof of claim in the bankruptcy proceeding.

Company Bankruptcy

     On June 3, 2002, the Company, along with certain of its subsidiaries, filed a case in the United States Bankruptcy Court for the District of Delaware (the “Court”) under Chapter 11 (“Chapter 11”) of Title 11 of the United States Code (the “Bankruptcy Code”) styled In re Birmingham Steel Corporation, et al. (Case No. 02-11586) (the “Case”), pursuant to which it is seeking to effect the sale of substantially all of its assets to a wholly owned subsidiary Nucor Corporation. On September 17, 2002, the Court entered an order (the “Confirmation Order”) confirming the Third Amended and Restated Joint Plan of Reorganization as modified (“Plan of Reorganization”), of the Company under Chapter 11 of the Bankruptcy Code.

     Material features of the Plan of Reorganization are:

     The Plan of Reorganization provides for the sale of substantially all of the Company’s assets to a wholly owned subsidiary of Nucor Corporation. (“Nucor”) pursuant to the Asset Purchase Agreement. The Plan of Reorganization provides for the liquidation of the Excluded Assets that are not being sold to Nucor. The liens of the secured creditors in Class 2 (as defined below) will attach to the proceeds of the sale. Such secured creditors hold liens on substantially all the assets of the debtors and the aggregate amount of their claims exceeds the expected amount of the proceeds of the sale of the Company’s assets. Although secured parties are not being paid in full, pursuant to the Plan Support Agreement the secured creditors have agreed to pay certain sums to unsecured and other creditors and interest holders in the Company. For a more complete description of the Plan Support Agreement and its effect on the distribution of the proceeds of the sale of the Company’s assets, see Section IV of Exhibit 2 to the Company’s Form 8-K filed with the SEC on September 27, 2002, the Disclosure Statement for Joint Plan of Reorganization of Birmingham Steel Corporation (the “Disclosure Statement”).

     The Plan of Reorganization places Claims against the Company and Interests in the Company in the following classes:

     Class 1 consists of Allowed Priority Claims, other than Priority Tax Claims. Each holder of an Allowed Class 1 Claim shall be paid cash on the Effective Date or, if later, the 15th business day after such claim becomes allowed. Cash from existing proceeds after the Confirmation Date shall be paid in an amount equal to the amount of such Class 1 Claim. Claims in Class 1 are not impaired under the Plan of Reorganization.

     Class 2 consists of the Allowed Secured Claims of each party to the Omnibus Collateral Agreement and the Intercreditor Agreement, in their capacities as such, including the 1993 Noteholders, the Bank Group, the Indenture Trustee (as assignee of the Owner Trustee for the benefit of the Memphis Equipment Noteholders), PNC and the Collateral Agent. The holders of Claims in Class 2 shall retain the liens securing such Claims to the extent of the Allowed amount of such Claims. Upon the closing of the Sale, such Liens shall attach to the Class 2 Distribution Amount, subject to the terms and conditions set forth in the Plan of Reorganization. In full and final settlement and discharge of Class 2 Claims, the Collateral Agent on account of each holder of an Allowed Class 2 Claim shall receive on the Closing Date, and from time to time thereafter (if applicable) the Class 2 Distribution Amount and upon payment of all claims payable from such reserve in accordance with the Plan, the unused portions, if any of the Administrative Claim Reserve. Notwithstanding any other provisions of the Plan, as of the Effective Date, the Secured Claims of each holder of a Class 2 Claim shall be deemed Allowed without defense, set off, offset, right of recoupment or counterclaim.

     Class 3 consists of Allowed Secured Claims other than Allowed Secured Claims in Class 2. In full and final satisfaction and discharge of all Class 3 Claims, if any, to the extent not previously paid, each holder of an Allowed Class 3 Claim shall receive on the Effective Date or, if later, the fifteenth (15th) day after such Claim becomes an Allowed Claim,

     (1)     If the collateral securing such claim is in the Excluded Assets (as defined in the Asset Purchase Agreement) and to the extent not already received by such holder, the collateral securing such claim, without representation, warranty or recourse; or

     (2)     If the collateral securing such claim is not in the Excluded Assets, cash equal to the amount of such allowed claim from the Administrative Claim Reserve; provided, however, the aggregate amount of such payments shall not exceed $500,000, without the consent of the Informal Group.

     Class 4 consists of Allowed Claims of (a) the Cartersville Noteholders; (b) the AIR Lenders; (c) the holders of the Rejection Damages Claims; and (d) the holders of any other Allowed Unsecured Claims, including, without limitation, the Claims of each party to the Omnibus Collateral Agreement and the Intercreditor Agreement to the extent such Claims are Unsecured Claims by operation of Section 506(a) of the Bankruptcy Code. On the initial Trust Distribution Date, Class 4 Creditors will receive a Pro Rata payment of the Class 4 Dividend, with a retention in an amount sufficient to distribute to any contested but unresolved Class 4 Claims in accordance with Section VIIB of the Plan; provided however, (i) that the claims of each of the Secured Parties (as defined in the Intercreditor Agreement and solely in their capacity as Secured Parties pursuant to that agreement) who are parties to the Omnibus Collateral Agreement and the Intercreditor Agreement included in Class 4 by operation of Section 506(a) of the Bankruptcy Code shall be subordinated to all other Allowed Claims in Class 4 for the purposes of distribution of the Class 4 Dividend only from the Liquidation Trust; (ii) there shall be no distribution of the Class 4 Dividend on account of Severance and Retirement Claims or on account of any portion of any Class 4 Claim paid after the Filing Date.

     Class 5 consists of Interests in the Company other than the Lender Warrants. The Class 5 Interests shall be cancelled as of the Effective Date; however, according to terms of the Plan Support Agreement, Claims relating to Class 5 Interests shall receive, Pro Rata, a portion of the Plan Support Agreement Equity Dividend equal to $7.7 million and the Net Proceeds from the liquidation of Excluded Assets, as defined in the Asset Purchase Agreement. The Company expects such Net Proceeds of Excluded Assets to total approximately $7.3 million, resulting in a total distribution to stockholders of approximately $15.0 million, or $0.47 per share.

     Class 6 consists of Interests in the Company that are Lender Warrants. The Lender Warrants shall be cancelled as of the Effective Date. The holders of Interests in Class 6 shall not receive or retain any Distribution or other property on account of such Interests.

     Class 7 consists of Intercompany Claims. The holders of Class 7 Claims shall not receive or retain any Distribution or other property on account of such Claims.

     Class 8 consists of Intercompany Interests. The holders of Class 8 interests shall not receive or retain any Distribution or other property on account of such Interests.

     As part of the Chapter 11 process, unsecured creditors are allowed to file claims against the Company directly with the Court. Unsecured claims filed with the Court totaled approximately $341.7 million. Of unsecured claims voting, over 97% in number and over 99% in amount voted in support of the Plan of Reorganization. More than $100 million of these claims are being disputed by the Company. The Plan of Reorganization provides for maximum payments totaling $17.5 million to be paid to unsecured creditors if, and only if, the sale of assets to Nucor discussed below is finalized.

     Sale of Assets:

     On May 30, 2002, the Company signed an asset purchase agreement with a wholly-owned subsidiary of Nucor to purchase substantially all of the Company’s assets for $615 million in cash (subject to adjustment depending on the value of inventories and accounts receivable at the closing date). The Company also entered into an agreement, dated May 30, 2002, with its secured lenders in support of the transaction. These agreements require that the transaction with Nucor be approved pursuant to a pre-arranged Chapter 11 bankruptcy filing by the bankruptcy court in Delaware. The $615 million purchase price proposed by Nucor is less than the face value of the Company’s secured debt. The Company and its secured lenders negotiated a plan support agreement which provides that secured lenders distribute a portion of the proceeds from the transaction to unsecured creditors and stockholders. The agreements contemplate payments of approximately $15 million to stockholders, $17 million to claimants under severance and retirement plans of the Company, and $17.5 million to other unsecured creditors. The plan also provides for the continued and uninterrupted payments to the Company’s critical vendors from operating cash flows and a financing arrangement.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of fiscal year 2002.

PART II

ITEM 5.     MARKET FOR REGISTRANTS COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The Company’s Common Stock, par value $0.01 per share, was traded on the New York Stock Exchange (NYSE) until November 17, 2001, under the symbol BIR. On November 14, 2001, the Company announced that the New York Stock Exchange (NYSE) had initiated procedures to delist the Common Stock of the Company. The NYSE decision was reached in view of the fact that the Company had fallen below the following NYSE continued listing standards: average global market capitalization over a consecutive 30 trading-day period of less than $50 million, total stockholders’ equity of less than $50 million, and the average closing price of the Company’s Common Stock below one dollar over a consecutive 30 trading-day period. Effective with the market opening on November 18, 2001, the Company’s common stock began trading on the OTC Bulletin Board under the symbol BIRS.

     The table below sets forth for the two fiscal years ended June 30, 2002 and 2001, the high and low prices of the Company’s Common Stock based upon (1) the high and low sales prices of the Common Stock as reported on the NYSE Composite Tape for periods ending on or before November 17,2001, and (2) the OTC Bulletin Board for periods ended after November 17, 2001.

	High	Low

Fiscal Year Ended June 30, 2002 First Quarter	$1.20	$0.85
Second Quarter	1.00	0.20
Third Quarter	0.70	0.26
Fourth Quarter	0.68	0.31

Fiscal Year Ended June 30, 2001 First Quarter	$3.75	$2.25
Second Quarter	2.88	0.75
Third Quarter	2.15	0.93
Fourth Quarter	1.60	0.60

     The last sale price of the Common Stock as reported on the OTC Bulletin Board on October 1, 2002 was $0.41. As of October 1, 2002, there were 1,430 holders of record of the Common Stock. The Company’s registrar and transfer agent is First Union National Bank of North Carolina.

     The Company has paid no dividends since December 1999. Per terms of the Plan of Reorganization related to the Company’s sale of substantially all of its assets to Nucor and the pre-arranged Chapter 11 bankruptcy filings, Company stockholders will receive a total distribution of up to $15 million, or up to $0.47 per share. After the transaction with Nucor is closed, outstanding shares of Company stock will be cancelled. Stockholders of record prior to cancellation of shares will receive final distributions from the distribution agent and liquidation trustee as soon as is practicable after the transaction with Nucor is closed. See Note 2 to the Consolidated Financial Statements for further information.

ITEM 6.     SELECTED CONSOLIDATED FINANCIAL DATA

	Years Ended June 30,

	2002	2001(A)	2000(A)	1999(A)	1998(A)

	(In thousands, except per share data)
Statement of Operations Data:
Net sales	$513,799	$599,875	$685,216	$669,382	$750,453
Cost of sales:
Other than depreciation and amortization	420,271	507,039	560,529	555,733	604,895
Depreciation and amortization	29,945	34,255	34,527	35,038	34,052

Gross profit	63,583	58,581	90,160	78,611	111,506
Impairment and other unusual items, net (B)	28,250	(206)	19,513	5,267	1,075
Selling, general and administrative expense	30,417	32,504	34,402	34,945	43,189

Operating income	4,916	26,283	36,245	38,399	67,242
Interest expense	50,284	33,761	24,193	11,681	7,678
Other income, net (C)	1,322	1,554	2,807	9,911	12,818
(Loss) income from equity investments (D)	—	(23)	1,974	(24,563)	(18,326)
Minority interest in loss of subsidiary	—	—	7,978	5,497	1,643
Reorganization items	7,803	—	—	—	—

(Loss) income from continuing operations before income taxes	(51,849)	(5,947)	24,811	17,563	55,699
(Benefit from) provision for income taxes	(5,454)	184	33,835	14,814	14,960

(Loss) income from continuing operations	(46,395)	(6,131)	(9,024)	2,749	40,739
Loss from discontinued operations, net (E)	(176,273)	(190,855)	(44,127)	(226,985)	(39,110)

(Loss) income before extraordinary item	(222,668)	(196,986)	(53,151)	(224,236)	1,629
Loss on restructuring of debt, net	—	—	(1,669)	—	—

Net (loss) income	$(222,668)	$(196,986)	$(54,820)	$(224,236)	$1,629

Basic and diluted per share amounts:
(Loss) income from continuing operations	$(1.48)	$(0.20)	$(0.30)	$0.09	$1.37
Loss from discontinued operations	(5.61)	(6.16)	(1.47)	(7.70)	(1.32)
Loss on restructuring of debt	—	—	(0.06)	—	—

Net (loss) income	$(7.09)	$(6.36)	$(1.82)	$(7.61)	$0.05

Dividends declared per share	$0.00	$0.00	$0.05	$0.175	$0.40

	June 30,

	2002	2001(A)	2000(A)	1999(A)	1998(A)

Balance Sheet Data:
Working capital (deficit)	$85,942	$(195,070)	$142,659	$110,434	$237,673
Total assets	428,006	701,344	859,375	877,466	1,158,015
Long-term debt less current portion	—	254,000	551,965	469,135	516,439
Stockholders’ (deficit) equity	(228,486)	(6,504)	188,015	230,731	460,607

(A)	The selected consolidated financial data for fiscal 1998 through 2001 has been restated, as required by generally accepted accounting principles, to reflect the Company’s special bar quality (SBQ) business and the Cartersville facility as discontinued operations. Refer to Note 3 to the Consolidated Financial Statements.
(B)	In fiscal 2002 and 2000, the Company recorded asset impairment charges totaling $28,250 and $28,698, respectively. Refer to Note 15 to the Consolidated Financial Statements.
(C)	Includes $4,414 in refunds from electrode suppliers in both 1999 and 1998 and $5,200 and $5,225 gain on sales of idle properties and equipment in 1999 and 1998, respectively.
(D)	Includes impairment losses for equity investees of $19,275 and $12,383 in 1999 and 1998, respectively.
(E)	Reflects $142,245 loss on sale of the Cartersville facility in 2002, and $138,236, $(173,183) and $173,183 loss (reversal of loss) on disposal of SBQ segment in 2001, 2000 and 1999, respectively, including estimated losses during the disposal period (net of income tax expense of $78,704 in 2000 and benefit of $78,704 in 1999). Refer to Note 3 to the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

SELECTED QUARTERLY FINANCIAL DATA
(Unaudited; in thousands, except per share data)

	2002 Quarters(A)

	First	Second	Third	Fourth

Net sales	$137,722	$115,438	$123,509	$137,130
Gross profit	21,969	11,866	11,883	17,865
Income (loss) from continuing operations	3,980	(5,974)	(9,192)	(35,209)
Loss from discontinued operations (B)	(15,287)	(153,621)	(2,286)	(5,079)
Net loss	(11,307)	(159,595)	(11,478)	(40,288)
Weighted average shares outstanding	31,167	31,327	31,491	31,697

Basic and diluted per share amounts:
Income (loss) from continuing operations	$0.13	$(0.19)	$(0.29)	$(1.11)
Loss from discontinued operations	(0.49)	(4.90)	(0.07)	(0.16)

Basic and diluted loss per share	$(0.36)	$(5.09)	$(0.36)	$(1.27)

	2001 Quarters(A)

	First	Second	Third	Fourth

Net sales	$171,124	$136,173	$144,831	$147,747
Gross profit	17,485	10,023	12,507	18,566
Start-up and restructuring costs and other unusual items	—	(206)	—	—
Income (loss) from continuing operations	644	(5,525)	(4,430)	3,180
Income (loss) from discontinued operations (B)	(15,673)	(113,635)	(18,805)	(42,742)
Net income (loss)	(15,029)	(119,160)	(23,235)	(39,562)
Weighted average shares outstanding	30,892	30,987	31,032	31,065

Basic and diluted per share amounts:
Income (loss) from continuing operations	$0.02	$(0.18)	$(0.14)	$0.10
(Loss) income from discontinued operations	(0.50)	(3.67)	(0.61)	1.38

Basic and diluted loss per share	$(0.48)	$(3.85)	$(0.75)	$(1.27)

(A)	Operating results of the SBQ segment and the Cartersville facility for fiscal 2002 and 2001 and all prior periods presented herein have been restated and reported in discontinued operations. See Note 3 to the Consolidated Financial Statements.
(B)	Fiscal 2002 reflects the loss on disposition of the Cartersville facility as well as the disposition of the SBQ segment. Fiscal 2001 reflects the accrued loss on disposition of the SBQ segment. Refer to Note 3 to the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Recent Events

     On May 30, 2002, Birmingham Steel Corporation (the Company) announced it had reached a definitive agreement to sell substantially all the assets of the Company and its subsidiaries to a wholly owned subsidiary of Nucor Corporation (Nucor) for $615 million in cash. Terms of the agreement call for an increase or decrease to the purchase price in the event that accounts receivable and inventory at the time of closing are not within a predetermined range (with any difference in the sale proceeds impacting the distribution to secured lenders). On June 3, 2002, as a means of effecting the transaction and in accordance with the terms of the definitive agreement with Nucor, the Company and four of its subsidiaries filed voluntary petitions for relief under Chapter 11 of title 11 of the United States Code before the United States Bankruptcy Court for the District of Delaware (the Court). On August 12, 2002, Birmingham Steel Management, Inc., a subsidiary which was not included in the Company’s initial Chapter 11 filing, filed a voluntary petition for relief under Chapter 11 of title 11 of the United States Code before the Court. By order entered September 17, 2002, the Company’s pre-arranged Chapter 11 plan (Plan of Reorganization) was confirmed by the Court, thereby approving the sale to Nucor and the distribution of sale proceeds proposed under the Plan of Reorganization. Subject to the U.S. Department of Justice (DOJ) decision regarding filings by the Company and Nucor concerning the Hart-Scott-Rodino implications of the transaction, (see discussion below), the Company expects the sale to Nucor will close prior to the end of calendar 2002.

     Under the Company’s Plan of Reorganization, the proceeds from the sale to Nucor, together with certain other assets of the Company (or the proceeds thereof) which were excluded from the sale, will be applied to retire the Company’s secured debt. These proceeds will be less than the total obligations under the Company’s long-term secured debt agreements. However, pursuant to the Plan of Reorganization and the Plan Support Agreement dated May 30, 2002, among the Company, Nucor and the Company’s secured lenders, the secured lenders have agreed, among other things, to accept the payments under the plan in full satisfaction of their claims and to cause $17 million of the proceeds to be paid to claimants under the Company’s employee severance and retirement plans, $17.5 million to the Company’s unsecured creditors, and up to $15 million, or approximately $0.47 per share, to stockholders of the Company (see Note 2 to the Consolidated Financial Statements).

     Upon filing for Chapter 11 relief, the Company obtained a $40 million debtor-in-possession financing credit facility (DIP Facility) from two lenders and is conducting business as a debtor-in-possession. The DIP Facility is being used to fund working capital requirements, operating expenses, employee obligations and adequate protection payments to secured lenders. The DIP Facility was also utilized to pay certain pre-petition obligations approved by the Court, including up to $28 million of trade payables and employee and tax related claims. As of October 14, 2002, approximately $17.5 million was available to be drawn under the DIP Facility to fund the Company’s ongoing obligations. The Company expects the DIP Facility will be sufficient to fund the Company’s obligations through the expected closing date of the Nucor transaction.

     Nucor has undertaken to take any and all steps, including divesting and/or agreeing to divest assets, necessary to obtain the required approvals of the DOJ to proceed with the transaction, and such approvals are not conditions precedent to the transaction. The DOJ is currently investigating the transaction to determine if there are any anti-competitive issues. Although approval by the DOJ is not a condition to the purchase by Nucor, the timing of the closing of the transaction may be impacted by the DOJ’s decision. The terms of the various agreements between the Company, Nucor and the secured lenders require that the closing of the transaction must occur no later than 270 days from June 3, 2002 if the Plan of Reorganization is confirmed. Therefore, because the Company’s Plan of Reorganization has been confirmed, the sale to Nucor must be completed no later than February 23, 2003. The Company expects closing will occur prior to the end of calendar 2002.

     As more fully described below, the Company has aggressively pursued strategies to improve its overall financial performance and condition. Although in the face of declining industry conditions, significant improvements have been achieved during the past three years, management and the board of directors have determined the sale to Nucor represents the best alternative for the Company’s creditors, stockholders, employees and other stakeholders.

     In July 1999, The United Company Shareholder Group (the United Group), initiated a proxy contest to replace the Company’s then Chief Executive Officer and Board of Directors and certain members of management. On December 2, 1999, the Company and the United Group reached a settlement appointing John D. Correnti as Chairman and Chief Executive Officer and reconstituting the Board of Directors. Since 1999, the Correnti management team has accomplished a number of significant achievements, which it believes improved the overall financial condition of the Company and positioned the Company for improved financial results in the future. These accomplishments were achieved notwithstanding that, in the opinion of management, conditions in the U.S. steel industry declined during this time to its lowest level in nearly 30 years. During this period, approximately 25 steel companies filed for bankruptcy under the provisions of the United States Bankruptcy Code.

     In January 2000, one month after joining the Company, the Correnti management team publicly articulated a strategy for returning to profitability and providing a platform for the Company to refinance its debt. The key elements of management’s turnaround strategy as set forth by new management upon assuming office in December 1999 were as follows:

•	Completing start-up operations at Cartersville;
•	Rationalization of the Cleveland and Memphis operations;
•	Sale of the Company’s interest in the California scrap joint venture;
•	Reducing and limiting the Company’s liability with respect to the Louisiana DRI joint venture;
•	Reducing overall spending;
•	Reducing selling, general and administrative expenses and headcount at the corporate headquarters;
•	Strengthening and reorganizing of the Company’s sales and marketing functions; and
•	Stabilizing the Company’s management and workforce.

     Since December 1999, the Company has completed each of the key elements of its turnaround strategy. Unfortunately, the benefits of these accomplishments have been overshadowed by a drastic deterioration of economic conditions in the U.S. steel industry which began in 1998. The actions of the Correnti management team essentially returned the Company to the business platforms of its core operations under which the Company was previously successful. Significant measures implemented by the Correnti management team since 1999 include the following:

•	Shutdown of operations at the Memphis melt shop, resulting in cash savings of approximately $2 million per month (January 2000);
•	Completion of necessary capital expenditures and completion of start-up operations at the Cartersville rolling mill (July 2000);
•	Sale of the Cartersville operations, which eliminated operating losses and reduced total debt by approximately $86.6 million (December 2001);
•	Shutdown of operations at Cleveland, which resulted in cash savings of $2 million to $3 million per month (completed July 2001);
•	Shutdown of operations of the Convent, Louisiana DRI facility (AIR), resulting in cash savings of approximately $1 million per month (October 2000);
•	Sale of the Company’s interest in the California scrap processing joint venture, which eliminated $34 million in contingent liabilities (June 2000);
•	Reduction of corporate headquarters personnel by more than 46%, resulting in annual savings of $2 million per year (December 1999 to June 2002);
•	Hiring additional highly experienced steel operations and sales individuals from other steel companies
•	Reduction in inventories by $130 million (from December 1999 to June 2002); and
•	Reduction in trade accounts payable by $75 million (from December 1999 to June 2002), and significant improvement in vendor relationships which had been impaired under prior management.

     The actions above indicate the aggressive steps the Correnti management team undertook to attain a profitable turnaround of the Company. Also, during the extremely challenging business conditions which have continued to prevail in the U.S. steel industry, the Company reduced conversion costs, improved margins, reduced debt, improved vendor relations and improved availability under its revolving credit facility. However, the positive financial impact of management’s actions was offset by prolonged deteriorating conditions in the domestic steel industry, a surge in steel imports and a general decline in U.S. economic conditions.

     In addition to implementing measures to reduce costs, enhance margins, improve cash flow and reduce debt, a goal of the Correnti management team was to position the Company to be a leader in the consolidation of the U.S. steel industry. Based upon the prevalent and declining economic conditions which have existed in the steel industry for several years, a consensus of industry experts agree that consolidation must occur in order for the domestic industry to remain viable. The Correnti management team had aspired to lead the industry consolidation efforts utilizing its experienced and capable management team its low-cost, highly efficient and state-of-the-art core operations. In addition, since 1999, the Company attracted experienced sales and operations managers from other steel companies to join the Correnti management team. Because of the quality of its core assets and management team, management believed the Company had the capability to be a leader in the prospective consolidation of the domestic industry.

     Upon assuming management of the Company, the primary obstacle which faced the Correnti management team was the Company’s large debt level. Since 1999, management explored numerous alternatives to address the debt in order to enable the Company to proactively participate in consolidation activity. In addition to improving financial performance and operating cash flow, management sold non-core assets as a means of obtaining proceeds to reduce debt. The Company also extensively explored debt financing and debt restructuring as a means of allowing the Company to recapitalize its balance sheet and reduce debt.

     The refinancing of debt was an important element of management’s turnaround plan, because of the Company’s over-leveraged condition and the fact that the maturity dates of its debt did meet its cash flow capabilities. In addition, the Company employed a highly complex financial structure involving approximately 55 lenders.

     The Company never had a monetary default on any interest or principal payment and, until May 31, 2001, generated sufficient cash flow to service debt as payments were due. Since 1999, the Company’s lenders were generally supportive of the Correnti management team’s turnaround initiatives and accommodated the Company’s requests to relax certain covenants, extend certain maturity dates and provide adequate liquidity for management to implement a turnaround plan.

     Because of general economic conditions in the U.S. financial markets and the prolonged decline in the domestic steel industry, limited alternatives for refinancing or restructuring the Company’s debt emerged. In the latter half of calendar 2001 and the first half of calendar 2002, the Company and its secured lenders engaged in extensive discussions regarding an overall debt restructure or extension of maturity dates under existing financing arrangements. Approximately $291 million of the Company’s debt was scheduled to mature on April 1, 2002. The maturity date for this debt was subsequently extended to May 15, 2002 and, later, to May 31, 2002.

     On February 14, 2002, the Company received an unsolicited offer from Nucor to purchase substantially all of the Company’s assets for $500 million. The Company engaged CIBC World Markets Group to determine its strategic alternatives, including the possible sale of assets. The Company also engaged in discussions with its secured lenders regarding the Nucor offer. The Company formed a Special Committee comprised of outside members of the board of directors to evaluate the strategic alternatives available to the Company, including the Nucor proposal. Upon completion of an extensive review by CIBC, discussions with interested parties and further negotiations with Nucor, on May 30, 2002, the Company announced it had signed a definitive agreement with Nucor to sell substantially all of its assets for $615 million. (See Note 2 to the Consolidated Financial Statements).

Results From Continuing Operations

     The following table sets forth, for the fiscal years indicated, trade shipments, product mix percentages and average selling prices per ton for the Company’s continuing rebar, merchant/structural and scrap operations:

	2002			2001			2000

	Tons	% of	Avg.	Tons	% of	Avg.	Tons	% of	Avg.
	Shipped	Total	Selling	Shipped	Total	Selling	Shipped	Total	Selling
	(000’s)	Sales	Price	(000’s)	Sales	Price	(000’s)	Sales	Price

Rebar	1,309	69.0%	$258	1,386	66.3%	$260	1,459	63.9%	$263
Merchant/structural	511	26.9	274	612	29.3	287	769	33.6	312
Other	77	4.1	212	93	4.4	240	57	2.5	322

Total continuing	1,897	100.0%		2,091	100.0%		2,285	100.0%

     Loss from continuing operations for fiscal 2002 was $46.4 million, or $1.48 per share, basic and diluted, compared to the loss of $6.1 million, or $0.20 per share in fiscal 2001. The following table sets forth, for the years indicated, selected items in the consolidated statements of operations as a percentage of net sales:

	Years Ended June 30,

	2002	2001	2000

		(Restated)	(Restated)
Net sales	100%	100%	100%
Cost of sales:
Other than depreciation and amortization	81.8	84.5	81.8
Depreciation and amortization	5.8	5.7	5.0

Gross margin	12.4	9.8	13.2
Impairment and other unusual items	5.5	—	2.8
Selling, general and administrative expense	5.9	5.4	5.0
Interest expense	9.8	5.6	3.5
Other income, net	0.3	0.2	0.4
Income from equity investments	—	—	0.2
Minority interest in loss of subsidiary	—	—	1.1
Reorganization items	1.5	—	—
(Benefit from) provision for income taxes	(1.0)	—	4.9

Net loss from continuing operations	(9.0)%	(1.0)%	(1.3)%

Net Sales

Fiscal 2002 compared to fiscal 2001

     In fiscal 2002, net sales from continuing operations decreased 14.3% to $513.8 million from $599.9 million in fiscal 2001. Shipments and selling prices declined in fiscal 2002 primarily because of continuing pricing pressure of steel imports and a general decline in United States economic conditions. The Company’s average selling price for rebar decreased $2 per ton in 2002 versus 2001 while the average selling price for merchant/structural products decreased $13 per ton in 2002 versus 2001.

     While the Company announced various price increases in the peak summer seasonal period in fiscal 2002, continued industry pricing pressure has kept prices relatively flat. U.S. economic conditions have been stagnant in 2002, and the expected price increases from tariffs issued under Section 201 trade ruling by the President of the United States have not materialized. Management believes this trend will likely continue until consumer confidence is restored. The Company will follow industry pricing trends while maintaining regular production levels.

Fiscal 2001 compared to fiscal 2000

     In fiscal 2001, net sales from continuing operations decreased 12.5% to $599.9 million from $685.2 million in fiscal 2000, reflecting an 8.3% decrease in steel shipments and a decrease in rebar and merchant selling prices. The Company’s average selling price for rebar decreased $3 per ton in 2001 versus 2000 while the average selling price for merchant products decreased $25 per ton in 2001 versus 2000. The decline in overall selling prices and sales volume was attributable to continued pressure from steel imports that reached unprecedented levels in 1999, reduced demand because of higher overall inventories of existing steel service center customers and a general decline in U.S. economic conditions.

Cost of Sales

Fiscal 2002 compared to fiscal 2001

     As a percent of net sales, cost of sales (other than depreciation and amortization) from continuing operations decreased to 81.8% in fiscal 2002, compared to 84.5% in 2001. The decrease in cost of sales as a percentage of sales during fiscal 2002 has resulted primarily due to cost reduction measures implemented at the mini-mill facilities resulting in various costs savings for maintenance, manufacturing supplies, utilities, and other costs. At the Company’s continuing mini-mill facilities, average scrap cost per ton was $90 for fiscal 2002 and 2001. The cost per ton to convert scrap to finished steel products decreased to $130 per ton in fiscal 2002 from $138 per ton in fiscal 2001.

     Depreciation and amortization expense from continuing operations decreased 12.8% in fiscal 2002 to $29.9 million as compared to $34.3 million in fiscal 2001 due to assets being fully depreciated and the cessation of the amortization of goodwill.

Fiscal 2001 compared to fiscal 2000

     Cost of sales (other than depreciation and amortization), as a percent of net sales, increased to 84.5% in fiscal 2001 from 81.8% in fiscal 2000. The increase in cost of sales resulted primarily because of record low average selling prices because of higher import levels, higher energy costs and higher production costs due to production curtailments implemented to control inventories. At the Company’s continuing mini-mill facilities, average scrap cost per ton was $90 and $106 for fiscal 2001 and 2000, respectively. The cost per ton to convert scrap to finished steel products increased to $138 per ton in fiscal 2002 from $132 per ton in fiscal 2000.

     Depreciation and amortization expense from continuing operations was relatively unchanged in fiscal 2001 compared to fiscal 2000 and increased as a percentage of sales because of the decrease in sales.

Impairment and Other Unusual Items

Fiscal 2002 compared to fiscal 2001

     Asset Impairment: In the fourth quarter of fiscal 2002, the Company wrote down the value of the Joliet mill to an estimated fair value of $3.0 million. In prior periods, the Joliet mill, which had been indefinitely suspended in June 2001 pending improved market conditions, was under the operational control of the Kankakee facility and included with that division for financial reporting purposes. The Joliet mill is an excluded asset in the Asset Purchase Agreement between the Company and Nucor and will be ultimately disposed of by the Company in its wind down affairs. (See further discussion in Note 2 to the Consolidated Financial Statements.)

Fiscal 2001 compared to fiscal 2000

     In fiscal 2000 the Company recognized the following asset impairment and other unusual expenses:

     Asset Impairment: In the second quarter of fiscal 2000, the Company wrote off equipment taken out of service at the Seattle mill and recognized a loss of $3.9 million.

     Proxy Solicitation: In fiscal 2000 the Company incurred $6.9 million in proxy solicitation costs, principally consisting of legal, public relations and other consulting fees in the Company’s defense of a proxy contest led by The United Company Shareholder Group (United Group). In December 1999, the former Board of Directors of the Company and the United Group reached a settlement appointing John D. Correnti as Chairman and Chief Executive Officer and appointing nine new board members approved by the former Board of Directors of the Company and the United Group.

     Executive Severance: As a result of the proxy contest, the Company terminated several executives, including the former CEO, in the second quarter of fiscal 2000 incurring costs of $6.3 million. These executives were covered by the Company’s executive severance plan, which provides for specified benefits after a change in the majority of the Board of Directors of the Company, among other triggering events.

     Debt Amendment Costs: In conjunction with the May 2000 amendments to the Company’s borrowing agreements, the Company incurred $2.4 million in legal and financial consulting fees.

Selling, General and Administrative Expenses (SG&A)

Fiscal 2002 compared to fiscal 2001

     SG&A expenses from continuing operations were $30.4 million in fiscal 2002 compared to $32.5 million in fiscal 2001, a decrease of 6.5%. The decrease in current year SG&A expenses is primarily the result of a reduction in fees attributable to a contract for computer services that was terminated and reduced expense by approximately $1.9 million.

Fiscal 2001 compared to fiscal 2000

     SG&A expenses were $32.5 million in fiscal 2001 compared to $34.4 million in fiscal 2000, a decrease of 5.5%. The decrease in SG&A was primarily due to a 14% reduction in personnel at the corporate office during fiscal 2001 and decreased overall spending levels in conjunction with the Company’s turnaround efforts.

Interest Expense (including debt issuance cost amortization)

Fiscal 2002 compared to fiscal 2001

     Interest expense attributable to continuing operations increased to $50.3 million in fiscal 2002 compared with $33.8 million in fiscal 2001. The increase in interest expense attributable to continuing operations is primarily due to an increase in amortization of debt issuance costs in the current year and a decrease in interest expense allocable to discontinued operations in the current year due to the sale of the Cartersville facility in December 2001 and the Cleveland facility in March 2002. Total interest expense, including amounts allocated to continuing and discontinued operations was $61.3 million including $12.6 amortization of debt issuance costs for fiscal 2002 compared to $61.1 for fiscal 2001 including $6.7 million amortization of debt issuance costs. Amortization of debt issuance costs increased because $7.3 million was amortized in the fourth quarter of fiscal 2002 in conjunction with the maturity of the Company’s long term debt on May 31, 2002. The Company’s total average borrowing rate decreased to 7.20% in fiscal 2002, from 8.78% in the fiscal 2001.

     The Company allocates interest expense among its continuing operating divisions based on the percentage of assets employed at the respective facilities compared to total Company assets. The Cartersville facility was allocated $6.3 million of the total for fiscal 2002, compared to an allocation of $15.8 in fiscal 2001. The SBQ segment was allocated $2.8 million in fiscal 2002 compared to $9.9 million in fiscal 2001.

     The Company is currently limited as to the amount of capital expenditures it can make under capital spending programs per terms of the DIP Facility and does not expect significant levels of capital expenditures or capitalized interest during fiscal 2003. Refer to “Liquidity and Capital Resources – Financing Activities”.

Fiscal 2001 compared to fiscal 2000

     Interest expense attributable to continuing operations increased to $33.8 million in fiscal 2001 compared with $24.2 million in fiscal 2000. The increase in interest expense was primarily due to higher average debt balances in fiscal 2001, higher debt issuance cost amortization in fiscal 2001, reflecting the impact of amendment fees and other issuance costs incurred in connection with amending the Company’s debt agreements, and a decrease in the amount of interest expense allocated to discontinued operations. These increases were partially offset by a decrease in the Company’s average borrowing rate to 7.94% in fiscal 2001 from 8.96% in fiscal 2000.

Income Tax

     The effective tax rate applicable to continuing operations in fiscal 2002 was 10.5%, as compared to (0.5)% in fiscal 2001 and (131.9)% in fiscal 2000. These rates were adversely impacted by valuation allowances established to reserve the Company’s net deferred tax assets to zero based on uncertainty about the Company’s ability to realize future tax benefits through offset to future taxable income.

     The Company’s consolidated federal net operating loss (NOL) for fiscal 2002 was approximately $251 million which will be carried forward and may be used to reduce taxes in future periods for up to 20 years. In addition, the Company has loss carryforwards from prior years of approximately $322 million that will be carried forward for a period of up to 19 years, for a total NOL carryforward of approximately $573 million. None of these losses will be carried back, because available prior year taxes have been recovered through previous carryback claims. In fiscal 2002, the Company recorded refunds totaling $3.7 million for carryback of federal alternative tax NOLs and $1 million for amending the method of allocating its sales to a foreign sales corporation. The Company also has state net operating losses of approximately $772 million, the majority of which will expire in 15 years.

     The Company is expected to realize a significant gain on the sale of its assets to Nucor, however, as a result of the sizeable NOL carryforwards, the Company does not expect to pay a significant amount of taxes related to this transaction.

Results from Discontinued Operations

     Discontinued operations include the results from the SBQ segment, including the Cleveland, Ohio rolling mill facility, the high-quality melt shop in Memphis, Tennessee, and the Company’s 50% interest in AIR, a DRI production facility and the results from the Cartersville, Georgia merchant and structural mini-mill. Discontinued operations accounting treatment for the SBQ segment is recorded under provisions of APB No. 30, while discontinued operations accounting treatment for the Cartersville facility is recorded under the provisions of SFAS No. 144 (see Note 3 to Consolidated Financial Statements).

     As of June 30, 2002, all SBQ facilities have either been idled or shutdown and have been reported in discontinued operations since December 2000. The Cleveland rolling mill facility was sold on March 1, 2002 to Charter Manufacturing, Inc. of Mequon, Wisconsin. The Cartersville facility was sold on December 28, 2001 to AmeriSteel Corporation (AmeriSteel), a U.S. subsidiary of Gerdau S.A. (NYSE: GGB) of Rio de Janeiro, Brazil. The results of operations for the Cartersville facility were restated in discontinued operations beginning with the second quarter of fiscal 2002 and all prior periods. As a result of the sale of the Cleveland facility, the Company reduced debt by $18.6 million through Charter’s assumption of $15 million industrial revenue bonds and $3.6 million reduction in senior notes and Revolving Credit Facility debt from net cash proceeds. In addition, the Company is relieved of approximately $0.4 million monthly carrying costs of the Cleveland facility. The Company reported net losses from discontinued operations of $176.3 million or $5.61 per share, basic and diluted for fiscal 2002; $190.9 million, or $6.16 per share, basic and diluted in fiscal 2001; and $44.1 million, or $1.47 per share, basic and diluted in fiscal 2000.

     As a result of the sale of Cartersville, the Company recorded a $142.4 million loss on disposal of the assets, which included a charge of $7.3 million to write off remaining goodwill. Terms of the transaction with AmeriSteel provided approximately $17.7 million in cash from the sale of working capital and release from $68.7 million of future operating lease obligations in exchange for issuance of a $10.0 million unsecured, non-interest bearing (until December 2004 when the note will bear interest at 9%, compounded monthly) note payable to the former lessors due in December 2005. The Company also reduced debt under the Company’s Revolving Credit Facility from collection of retained trade accounts receivable of $12.0 million and sale of the inventories of $0.9 million, partially offset by payment of approximately $3.0 million of retained liabilities. An escrow of $3.0 million of the sale proceeds was established at the time of the sale to be held until December 2007. In August 2002, and subsequently approved by the Court, the Company agreed to split the $3.0 million escrow with AmeriSteel. Approximately $1.5 million of proceeds collected from the escrow account will be applied to pay Company Stockholders according to the terms of the Plan of Reorganization as further described in Note 2 to the Consolidated Financial Statements. The Company does not anticipate any future obligations related to the Cartersville facility.

     Operating losses from discontinued SBQ operations of $22.2 million and $27.0 million for fiscal 2002 and the six months ended June 30, 2001, respectively, were charged to the reserve for disposal period losses and did not impact current period results. In fiscal 2002, the Company provided $19.0 to the reserve for disposal period losses as changes in the estimated disposition dates of the facilities were made. As of June 30, 2002, the Company has $6.0 million remaining reserve for future operating losses of the SBQ segment.

     Actual operating losses in fiscal 2002 of the SBQ segment reflect carrying costs for the Memphis facility (shutdown December 1999) and the Cleveland facility (shutdown June 2001) as well as liquidation of inventories at the Cleveland facility at selling prices below cost through the first quarter of fiscal 2002. Management expects to incur approximately $1.0 million per month to maintain the Memphis facility and service outstanding lease and debt obligations until the facility is sold or disposed of otherwise.

     In connection with the Company's Chapter 11 bankruptcy proceedings, the AIR lenders asserted an unsecured claim against the Company in excess of $300 million, which the Company disputed. The Company engaged in extensive negotiations toward the confirmation of the Company's Chapter 11 Plan of Reorganization on a consensual basis. In this negotiation process, the Company stipulated with the AIR lenders that, if the Chapter 11 Plan of Reorganization was confirmed and became effective, they would have an allowed $115.0 million unsecured claim under the Chapter 11 Plan of Reorganization. This stipulation was conditioned upon the AIR lenders' support of, and affirmative vote in favor of confirmation of, the plan, and is further conditioned upon the consummation of the sale to Nucor and the effectiveness of the plan. AIR continues in liquidation proceedings under Chapter 7 of the U.S. bankruptcy code. The Company did not incur any costs in fiscal 2002 under its purchase commitment with AIR. Under terms of the Plan of Reorganization, which was confirmed on September 17, 2002, and the Plan Support Agreement, the Company’s secured lenders agreed to pay a portion of the unsecured claims totaling $17.5 million to be apportioned to the unsecured claimants based, among other things, on the amount of the individual unsecured claim as a percentage of the total of all allowed unsecured claims. Accordingly, AIR will receive some portion of the $17.5 million payment to unsecured creditors. Management does not believe that AIR’s claim is valid under terms of its purchase commitment with AIR and the Company’s agreement to stipulate AIR’s $115.0 million claim is effective only upon closing of the Company’s proposed sale of substantially all of its assets to Nucor. If for any unforeseen reason the sale to Nucor were not to close, the Company would vigorously contest the AIR claim. See Note 2 in the Notes to the Consolidated Financial Statements for further information regarding the Company’s Plan of Reorganization.

     There are no known material contingent liabilities related to discontinued operations, such as product or environmental liabilities or litigation, that are expected to remain with the Company after the disposal of the SBQ segment or subsequent to the Cartersville sale other than remaining reserves for claims under the Company’s workers’ compensation and health insurance plans and contingencies associated with AIR, as discussed above and in Notes 2 and 3 in the Notes to the Consolidated Financial Statements.

Liquidity and Capital Resources

Operating Activities

Fiscal 2002 compared to fiscal 2001

     Net cash provided by operating activities of continuing operations was $27.5 million in fiscal 2002 compared to $15.6 million in fiscal 2001. The improvement in cash generated from continuing operations is primarily attributable to improved net operating profits in the Company’s core mini-mill operations. In fiscal 2002, changes in operating assets provided cash of $6.6 million compared to $3.0 million in fiscal 2001. The increase in cash provided by operating assets is generated from continued efforts to control inventory levels and effectively manage payables and spending within the constraints of credit facility availability. Days sales outstanding in accounts receivable remained relatively stable in 2002 and 2001.

Fiscal 2001 compared to fiscal 2000

     Net cash provided by operating activities of continuing operations was $15.6 million in fiscal 2001, compared to $23.2 million in fiscal 2000. In fiscal 2001, margins deteriorated due to lower average selling prices and higher conversion costs during the second and third quarters of fiscal 2001. In fiscal 2001, changes in operating assets provided cash of $3.0 million compared to $21.4 million in 2000. In fiscal 2000 the Company collected tax refunds of approximately $16.0 million which increased cash provided by operating assets. Days sales outstanding in accounts receivable remained relatively stable in 2001 and 2000.

Investing Activities

Fiscal 2002 compared to fiscal 2001

     Net cash flows used in investing activities of continuing operations were $4.2 million in fiscal 2002 compared to $1.8 million in fiscal 2001, primarily attributable to reduced capital spending for major projects in fiscal 2002. Debt covenants in the Company’s interim DIP financing agreements restrict capital expenditures to $2.7 million in any twelve-month period subsequent to June 3, 2002, the bankruptcy filing date. Expenditures related to capital projects of continuing operations decreased to $2.4 million in fiscal 2002 versus $10.5 million in 2001. The Company does not anticipate significant capital spending through the closing of the sale of substantially all of its assets to Nucor.

Fiscal 2001 compared to fiscal 2000

     Net cash flows used in investing activities of continuing operations were $1.8 million in fiscal 2001, compared to $8.4 million in fiscal 2000. Expenditures related to capital projects of continuing operations decreased to $10.5 million in fiscal 2001 compared to $22.7 million in fiscal 2000 principally related to the cash conservation measures implemented by the Company.

     In June 2000, the Company sold its interest in Pacific Coast Recycling, L.L.C., an equity investee, to Mitsui & Co., Ltd. for $2.5 million and recognized a $2.1 million gain, partially recovering a portion of amounts written down in fiscal 1999.

Financing Activities

Fiscal 2002 compared to fiscal 2001

     On May 14, 2002, the Company announced it had obtained an extension of the due dates for its $276 million revolving credit facility and $26 million of senior secured notes previously due on May 15, 2002, until May 31, 2002. The extension was granted in view of the Company’s negotiations with Nucor and consideration of other strategic alternatives at that time. On June 3, 2002, in accordance with terms of the Plan Support Agreement between the Company, its secured lenders and Nucor, the Company filed for Chapter 11 bankruptcy protection in connection with the sale of substantially all of its assets to a wholly-owned subsidiary of Nucor. Under Chapter 11 bankruptcy proceedings, actions by creditors to collect prepetition claims are stayed, absent specific Court authorization to pay such claims, while the Company continues to manage the business as a debtor-in-possession. All of the Company’s long-term debt is currently stayed and interest expense is currently not being accrued or paid; however, per terms of the Plan Support Agreement, the Company is required to make adequate protection payments to the lenders in an amount that approximates interest expense previously charged. Adequate protection payments accrued and unpaid at June 30, 2002 totaled $3.1 million. Terms of the DIP Facility provide that the Company is not required to make adequate protection payments if there is not sufficient availability under the DIP Facility when payments are due and the failure to pay adequate protection payments under these terms does not represent a condition of default.

     Subsequent to the Chapter 11 bankruptcy filings, the Company entered into a Post Petition Credit Agreement for a term of six months providing up to $40.0 million in interim DIP Facility financing. Per terms of the Plan Support Agreement, the Company used availability under the DIP Facility to pay a priority portion of the Revolving Credit Facility totaling $32.2 million when the DIP Facility became available. Otherwise, the DIP Facility is being used to fund working capital requirements, operating expenses, employee obligations, and adequate protection payments to secured lenders during the term of the bankruptcy case. The balance of the DIP Facility at June 30, 2002 was approximately $10 million.

     Net cash used in financing activities of continuing operations was $19.8 million in fiscal 2002 compared to $7.9 million in fiscal 2001. Net outstanding borrowings on the Company’s Revolving Credit Agreements decreased $30.0 million during fiscal 2000 due to payment of the priority portion of the Revolving Credit Facility and repayment of the BSE Revolving Credit Facility from sale proceeds of the Cartersville facility. Additionally, payments on long-term debt totaled $6.0 million for fiscal 2002, as a result of $3.6 million payments on the senior notes from proceeds on the sale of the Cleveland facility in March 2002, and payment of a $2.5 million industrial revenue bond related to the Jackson facility in November 2001. The Company also paid $3.8 million in additional debt issuance and amendment costs in fiscal 2002.

     Terms of the sale of the Cartersville facility to AmeriSteel provided approximately $17.7 million in cash from the sale of working capital and release from $68.7 future operating lease obligations in exchange for issuance of a $10.0 million unsecured, non-interest bearing note payable. The Company also further reduced debt under the Company’s Revolving Credit Facility from collection of retained trade accounts receivable of $12.0 million and sale of inventory of $0.9 million, partially offset by payment of approximately $3.0 million of retained liabilities.

     As a result of the sale of the Cleveland facility, the Company reduced debt by $18.6 million through Charter’s assumption of the $15.0 million industrial revenue bonds and $3.6 million reduction in senior notes and Revolving Credit Facility debt. In addition, the Company was relieved of approximately $0.4 million monthly carrying costs of the Cleveland facility.

Fiscal 2001 compared to fiscal 2000

     Net cash used in financing activities of continuing operations was $7.9 million in fiscal 2001 compared to cash provided by financing activities of $65.2 million in fiscal 2000. Net outstanding borrowings on the Company’s Revolving Credit Agreement decreased $4.5 million during fiscal 2001 as a result of cash conservation measures put in place by management. The Company also paid $3.4 million in additional debt issuance costs in fiscal 2001.

     The Company’s loan agreements were amended on February 20, 2001. Among other things, the February 2001 amendments changed the financial covenants and extended the maturity dates for principal payments previously due before March 31, 2002. The revised agreements maintained the interest rates or spreads previously in effect for the Company’s debt. The amendments also limited the borrowings under the Company’s Revolving Credit Facility and BSE Credit Facility to $290 million and $10 million, respectively. In consideration for the financing agreement modifications, and in lieu of any cash fees, the exercise price for three million warrants held by the Company’s lenders was reduced from $3.00 to $0.01 per share.

Outlook

     The Company expects to complete the sale of substantially all its assets prior to December 31, 2002 and, pursuant to the terms of the definitive agreement with Nucor, no later than February 23, 2003. As more fully described above in “Recent Events”, because the Company’s Chapter 11 Reorganization Plan has been confirmed by the Bankruptcy Court, the Nucor transaction must close no later than February 23, 2003. Until closing of the transaction, the Company expects to have sufficient liquidity and cash flow to conduct normal operations. Excluding adequate protection payments to its secured lenders and non-recurring charges, the Company’s continuing operations are currently profitable, and management expects these operations to perform at normal seasonal levels until closing of the Nucor transaction. See “Risk Factors That May Affect Future Results; Forward-Looking Statements”.

Compliance with Environmental Laws and Regulations

     The Company is subject to federal, state and local environmental laws and regulations concerning, among other matters, waste water effluents, air emissions and furnace dust management and disposal. Company management is highly conscious of these regulations and supports an ongoing program to maintain the Company’s strict adherence to required standards. The Company believes that it is currently in compliance with all known material and applicable environmental regulations.

Impact of Inflation

     The Company has not experienced any material adverse effects on operations in recent years because of inflation, though margins can be affected by inflationary conditions. The Company’s primary cost components are ferrous scrap, high quality semi-finished steel billets, energy and labor, all of which are susceptible to domestic inflationary pressures. Finished product prices, however, are influenced by nationwide construction activity, automotive production and manufacturing capacity within the steel industry and, to a lesser extent, the availability of lower-priced foreign steel in the Company’s market channels. While the Company has generally been successful in passing on cost increases through price adjustments, the effect of steel imports, severe market price competition and under-utilized industry capacity has in the past, and could in the future, limit the Company’s ability to adjust pricing.

Critical Accounting Policies and Estimates

     The Company bases this discussion and analysis on results of operations, cash flows and financial condition on the Consolidated Financial Statements, which have been prepared in accordance with principles generally accepted in the United States. When these financial statements are prepared, estimates and judgments are made that affect the amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities reported therein. On an on-going basis, the estimates are evaluated, including those related to bad debts, inventories, intangible assets, long-lived assets, environmental and other contingencies and litigation. Current market conditions, customer demand, historical trends and other factors are considered when judgments about carrying value of assets and liabilities are made when other pertinent information is not available. Actual results may differ materially from these estimates when different assumptions or conditions are considered. Management believes the critical accounting policies impacted by significant judgments and estimates relate to inventory, long-lived assets and continuing costs of discontinued operations.

   Inventory

     Inventories are stated at the lower of cost or market value. The cost of inventories is determined using the first in, first out method. Inventory is adjusted for estimated obsolescence or unmarketable inventory. The amount of this reduction is equal to the estimated cost of our inventory less the market value. Estimated market value is based on assumptions about future demand and market conditions.

   Long-lived Assets

     The depreciable lives of property, plant and equipment are estimated and are reviewed for impairment if events or changes in circumstances indicate that the carrying amount of an asset may not be recovered.

     Assets held for sale include the net assets of the Memphis facility. The carrying value for these assets is estimated based on the appraised value less estimated costs to sell. Also included in assets held for sale is the property, plant and equipment of the Joliet Facility, which operations were idled in 2001. The carrying value for these assets is based on estimates of the net realizable value from the sale of these assets. Although the Company believes it has appropriately reduced the carrying values of all assets held for sale to their estimated recoverable amounts, net of disposal costs where appropriate, actual results could be different and the results of operations in future periods could reflect gains or losses on those assets.

   Discontinued Operations

     Continuing costs of operations during the disposal period are based on estimated operating losses at the Memphis Facility through the anticipated disposal date. The Company continues to assess the adequacy of this estimate; however, as with all estimates of future events and circumstances, the actual operating losses through the disposal period will most likely be different from the estimates reflected in the Consolidated Financial Statements.

Risk Factors That May Affect Future Results; Forward-Looking Statements

     Certain statements contained in this report are forward-looking statements based on the Company’s current expectations and projections about future events. The words “believe,” “expect,” “anticipate” and similar expressions identify forward-looking statements. These forward-looking statements include statements concerning market conditions, financial performance, potential growth, future cash sources and requirements, competition, production costs, strategic plans (including asset sales and potential acquisitions), environmental matters, labor relations and other matters.

     These forward-looking statements are subject to a number of risks and uncertainties, which could cause the Company’s actual results to differ materially from those expected results described in the forward-looking statements. Due to such risks and uncertainties, readers are urged not to place undue reliance on forward-looking statements.

     All forward-looking statements included in this document are based upon information available to the Company on the date hereof, and the Company undertakes no obligation to publicly update or revise any forward-looking statement. Moreover, new risk factors emerge from time to time and it is not possible for the Company to predict all such risk factors, nor can the Company assess the impact of all such risk factors on its business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those described or implied in any forward-looking statement. All forward-looking statements contained in this report are made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.

     Risks that could cause actual results to differ materially from expected results include, but are not limited to, the following:

•	Changes in market supply and demand for steel, including the effect of changes in general economic conditions;

•	Changes in U.S. or foreign trade policies affecting steel imports or exports;

•	Changes in the availability and costs of steel scrap, steel scrap substitute materials, steel billets and other raw materials or supplies used by the Company, as well as the availability and cost of electricity and other utilities;

•	Unplanned equipment failures and plant outages;

•	Actions by the Company’s domestic and foreign competitors;

•	Excess production capacity at the Company or within the steel industry;

•	Costs of environmental compliance and the impact of governmental regulations;

•	Changes in the Company’s relationship with its workforce;

•	The Company’s highly leveraged capital structure and the effect of restrictive covenants in the Company’s debt instruments on the Company’s operating and financial flexibility;

•	Changes in interest rates or other borrowing costs, or the availability of credit;

•	Changes in the Company’s business strategies or development plans, and any difficulty or inability to successfully consummate or implement as planned any projects, acquisitions, dispositions, joint ventures or strategic alliances;

•	The effect of unanticipated delays or cost overruns on the Company’s ability to complete or start-up a project when expected, or to operate it as anticipated;

•	The effect of existing and possible future litigation filed by or against the Company; and

•	Failure to complete the transaction with Nucor.

•	Proceeds from the sale of excluded assets could be less than the amount necessary to pay the full amount of the distribution to stockholders provided in the Company’s Bankruptcy Plan.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Sensitive Instruments

     The Company and five of its subsidiaries have filed voluntary petitions for relief under Chapter 11 of title 11 of the United States Code before the U.S. Bankruptcy Court for the District of Delaware. Under Chapter 11 bankruptcy proceedings, actions by creditors to collect prepetition claims are stayed, absent specific Court authorization to pay such claims, while the Company continues to manage the business as a debtor-in-possession. Accordingly, the long-term debt of the Company has been stayed and, additionally, interest expense has not been charged to operations or paid since June 3, 2002. Subsequent to the Chapter 11 bankruptcy filing, the Company obtained a variable rate $40 million DIP Facility with two existing lenders. Since all of the Company’s debt, except for the DIP Facility has been stayed and interest expense is not currently being charged as of June 30, 2002, the Company is not exposed to significant financial instrument market risk.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BIRMINGHAM STEEL CORPORATION
(DEBTOR-IN-POSSESSION)
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30,

	2002	2001

		(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$755	$935
Accounts receivable, net of allowance for doubtful accounts of $2,757 in 2002 and $2,146 in 2001	58,250	58,261
Inventories	66,042	71,708
Other current assets	8,478	2,986
Current assets of discontinued operations	3,019	71,979

Total current assets	136,544	205,869
Property, plant and equipment:
Land and buildings	101,200	111,773
Machinery and equipment	350,882	384,411
Construction-in-progress	11,396	12,369

	463,478	508,553
Less accumulated depreciation	(271,016)	(256,807)

Net property, plant and equipment	192,462	251,746
Excess of cost over net assets acquired	6,211	13,515
Other assets	13,704	16,957
Non-current assets of discontinued operations	79,085	213,258

Total assets	$428,006	$701,345

See accompanying notes.

BIRMINGHAM STEEL CORPORATION
(DEBTOR-IN-POSSESSION)
CONSOLIDATED BALANCE SHEETS—(Continued)
(in thousands, except share data)

	June 30,

	2002	2001

		(Restated)
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$20,354	$37,692
Accrued interest payable	134	3,365
Accrued adequate protection payments	3,001	—
Accrued payroll expenses	1,198	4,884
Accrued operating expenses	4,737	8,568
Other current liabilities	3,631	17,483
Debtor in possession revolver (DIP Facility)	9,973	—
Current maturities of long-term debt	—	293,500
Current liabilities – discontinued operations	1,574	25,312
Reserve for disposal period losses on discontinued operations	6,000	10,137

Total current liabilities	50,602	400,941
Liabilities subject to compromise	605,890	—
Deferred liabilities	—	7,701
Long-term debt, less current portion	—	254,000
Non-current liabilities – discontinued operations	—	45,207
Stockholders’ deficit:
Preferred stock, par value $.01; 5,000,000 shares authorized	—	—
Common stock, par value $.01; authorized: 195,000,000 shares; issued:
31,857,083 in 2002 and 31,142,113 in 2001	318	311
Additional paid-in capital	344,357	343,908
Unearned compensation	(87)	(317)
Accumulated deficit	(573,074)	(350,406)

Total stockholders’ deficit	(228,486)	(6,504)

Total liabilities and stockholders’ deficit	$428,006	$701,345

See accompanying notes.

BIRMINGHAM STEEL CORPORATION
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended June 30,

	2002	2001	2000

		(restated)	(restated)
Net sales	$513,799	$599,875	$685,216
Cost of sales:
Other than depreciation and amortization	420,271	507,039	560,529
Depreciation and amortization	29,945	34,255	34,527

Gross profit	63,583	58,581	90,160
Impairment and other unusual items, net	28,250	(206)	19,513
Selling, general and administrative expense	30,417	32,504	34,402

Operating income	4,916	26,283	36,245
Interest expense, including amortization of debt issuance costs	50,284	33,761	24,193
Other income, net	1,278	1,554	2,807
Income (loss) from equity investments	44	(23)	1,974
Minority interest in loss of subsidiary	—	—	7,978
Reorganization items	7,803	—	—

(Loss) income from continuing operations before income taxes	(51,849)	(5,947)	24,811
(Benefit from) provision for income taxes	(5,454)	184	33,835

Loss from continuing operations	(46,395)	(6,131)	(9,024)
Discontinued operations:
Loss from discontinued operations (net of income tax benefit of $74,836 in 2000)	(32,028)	(52,619)	(217,310)
(Loss) reversal of loss on disposal of assets (net of income tax expense of $78,704 in 2000)	(144,245)	(138,236)	173,183
Loss before extraordinary item	(222,668)	(196,986)	(53,151)
Extraordinary loss on restructuring of debt (net of income taxes of $1,160)	—	—	(1,669)
Net loss	$(222,668)	$(196,986)	$(54,820)

Weighted average shares outstanding	31,420	30,994	30,118

Basic and diluted per share amounts:
Loss from continuing operations	$(1.48)	$(0.20)	$(0.30)
Loss from discontinued operations	(5.61)	(6.16)	(1.47)
Extraordinary loss on restructuring of debt	—	—	(0.06)

Net loss	$(7.09)	$(6.36)	$(1.82)

See accompanying notes.

BIRMINGHAM STEEL CORPORATION
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(In thousands)

	Years Ended June 30, 2002, 2001 and 2000

			Additional					Total
	Common Stock		Paid-in	Treasury Stock		Unearned	Accumulated	Stockholders'
	Shares	Amount	Capital	Shares	Amount	Compensation	Deficit	Equity (Deficit)

Balances at June 30, 1999	29,836	$298	$329,056	(150)	$(791)	$(718)	$(97,114)	$230,731
Options exercised and shares issued (repurchased) under stock compensation plans, net	146	1	844	69	326	(686)	—	485
Issuance of common stock to employee benefit plan	577	6	2,447	—	—	—	—	2,453
Reduction of unearned compensation	—	—	—	—	—	737	—	737
Issuance of warrants	—	—	8,250	—	—	—	—	8,250
Issuance of common stock to affiliates as reimbursement of proxy solicitation costs	499	5	1,660	—	—	—	—	1,665
Net loss	—	—	—	—	—	—	(54,820)	(54,820)
Cash dividends declared, $0.05 per share	—	—	—	—	—	—	(1,486)	(1,486)

Balances at June 30, 2000	31,058	310	342,257	(81)	(465)	(667)	(153,420)	188,015
Options exercised and shares issued (repurchased) under stock compensation plans, net	84	1	(109)	81	465	—	—	357
Reduction of unearned compensation	—	—	—	—	—	350	—	350
Repricing of warrants	—	—	1,760	—	—	—	—	1,760
Net loss	—	—	—	—	—	—	(196,986)	(196,986)

Balances at June 30, 2001	31,142	311	343,908	—	—	(317)	(350,406)	(6,504)
Options exercised and shares issued under stock compensation plans, net	715	7	449	—	—	—	—	456
Reduction of unearned compensation	—	—	—	—	—	230	—	230
Net loss	—	—	—	—	—	—	(222,668)	(222,668)

Balances at June 30, 2002	31,857	$318	$344,357	—	$—	$(87)	$(573,074)	$(228,486)

See accompanying notes.

BIRMINGHAM STEEL CORPORATION
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended June 30,

	2002	2001	2000

		(restated)	(restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(46,395)	$(6,131)	$(9,024)
Adjustments to reconcile net loss from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	29,945	34,255	34,527
Provision for doubtful accounts receivable	742	90	(908)
Deferred income taxes	—	(22,556)	(21,417)
Minority interest in loss of subsidiary	—	—	(7,978)
Loss (gain) on sale of equity interest in subsidiaries, idle facilities and equipment	—	(27)	670
Loss (income) from equity investments	(44)	23	(1,974)
Reorganization expenses	7,803	—	—
Impairment of fixed assets, goodwill and property, plant and Equipment	28,250	—	3,926
Other	13,067	6,935	3,935
Changes in operating assets and liabilities:
Accounts receivable	(731)	9,854	145
Inventories	5,666	24,005	(22,108)
Other current assets	(5,492)	1,543	19,862
Accounts payable	4,310	(23,923)	9,982
Accrued liabilities	(3,491)	(6,790)	12,910
Deferred liabilities	(1,446)	(1,641)	642

Net cash provided by operating activities of continuing operations before reorganization items	32,184	15,637	23,190
Operating cash flows used by reorganization items	(4,720)	—	—

Net cash provided by operating activities of continuing operations	27,464	15,637	23,190
Net cash used in operating activities of discontinued operations	(5,282)	(6,056)	(68,509)

Net cash provided by (used in) operating activities	22,182	9,581	(45,319)
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(2,352)	(10,538)	(18,884)
Proceeds from sale of equity investments, property, plant and equipment, idle facilities and other	—	1,665	5,971
Other non-current assets	(1,864)	7,027	4,483

Net cash used in investing activities of continuing operations	(4,216)	(1,846)	(8,430)
Net cash provided by (used in) investing activities of discontinued operations	16,820	266	(11,238)

Net cash provided by (used in) investing activities	12,604	(1,580)	(19,668)

See accompanying notes.

BIRMINGHAM STEEL CORPORATION
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
(In thousands)

	Years Ended June 30,

	2002	2001	2000

		(restated)	(restated)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net short-term borrowings and repayments	$9,973	$—	$(10,000)
Issuance of long–term note payable	10,000	—	—
Borrowings under revolving credit facility	2,283,183	1,875,331	1,083,830
Payments on revolving credit facility	(2,313,182)	(1,879,796)	(1,001,001)
Debt issue and amendment costs paid	(3,779)	(3,405)	(6,232)
Long–term debt payments	(6,024)	—	—
Cash dividends paid	—	—	(1,485)

Net cash (used in) provided by financing activities of continuing operations	(19,829)	(7,870)	65,112
Net cash used in financing activities of discontinued operations	(15,137)	(131)	(125)
Net cash (used in) provided by financing activities	(34,966)	(8,001)	64,987

Net decrease in cash and cash equivalents	(180)	—	—
Cash and cash equivalents at:
Beginning of year	935	935	935

	$755	$935	$935

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid during the year for:
Interest (net of amounts capitalized)	$41,374	$40,155	$34,478
Income taxes paid (refunded), net	3,435	96	(15,397)
NON CASH FINANCING AND INVESTING ACTIVITIES:
Issuance of warrants to purchase 3,000,000 shares of common stock in connection with debt amendments	$—	$—	$8,250
Repricing of warrants in connection with debt amendments	—	1,760	—

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DEBTOR-IN-POSSESSION)
June 30, 2002, 2001 and 2000

1.    Description of the Business and Significant Accounting Policies

   Sale to Nucor, Chapter 11 Bankruptcy Proceedings and Going Concern

     On May 30, 2002, Birmingham Steel Corporation (the Company) announced it had reached a definitive agreement to sell substantially all the assets of the Company and its subsidiaries to a wholly owned subsidiary of Nucor Corporation (Nucor) for $615 million in cash. Terms of the agreement call for an increase or decrease to the purchase price in the event that accounts receivable and inventory at the time of closing are not within a predetermined range (with any difference in the sales proceeds impacting the distribution to secured lenders). On June 3, 2002, as a means of effecting the transaction and in accordance with the terms of the definitive agreement with Nucor, the Company and four of its subsidiaries filed voluntary petitions for relief under Chapter 11 of title 11 of the United States Code before the United States Bankruptcy Court for the District of Delaware (the Court). On August 12, 2002, Birmingham Steel Management, Inc., a subsidiary which was not included in the Company’s initial Chapter 11 filing, filed a voluntary petition for relief under Chapter 11 of title 11 of the United States Code before the Court. By order entered on September 17, 2002, the Company’s pre-arranged Chapter 11 plan (Plan of Reorganization) was confirmed by the Court, thereby approving the sale to Nucor and the distribution of sale proceeds proposed under the plan. Subject to the U.S. Department of Justice (DOJ) decision regarding filings by the Company and Nucor concerning the Hart-Scott-Rodino implications of the transaction, (see discussion below), the Company expects the sale to Nucor will close prior to the end of calendar 2002.

     Under the Company’s Plan of Reorganization, the proceeds from the sale to Nucor, together with certain other assets of the Company (or the proceeds thereof) which were excluded from the sale, will be applied to retire the Company’s secured debt. These proceeds will be less than the total obligations under the Company’s long-term secured debt agreements. However, pursuant to the Plan of Reorganization and the Plan Support Agreement dated May 30, 2002, among the Company, Nucor and the Company’s secured lenders, the secured lenders have agreed, among other things, to accept the payments under the plan in full satisfaction of their claims and to cause $17 million of the proceeds to be paid to claimants under the Company’s employee severance and retirement plans, $17.5 million to the Company’s unsecured creditors, and up to $15 million, or approximately $0.47 per share, to stockholders of the Company (see Note 2).

     The Company’s Consolidated Financial Statements have been prepared in conformity with the AICPA’s Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (SOP 90-7). The Consolidated Financial Statements are prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business and do not reflect adjustments that might result if the Debtors are unable to continue as a going concern. SOP 90-7 also requires the segregation of liabilities subject to compromise by the Court as of the bankruptcy filing date and identification of all transactions and events that are associated with the reorganization of the Company. Liabilities that are expected to be settled for an amount less than the face value of the liability as part of the Plan of Reorganization are classified as “Liabilities subject to compromise”. Costs incurred related to the bankruptcy are classified as “Reorganization items”.

     Upon filing for Chapter 11 relief, the Company obtained a $40 million debtor-in-possession (DIP) financing credit facility (DIP Facility) from two lenders and is conducting business as a debtor-in-possession. The DIP Facility is being used to fund working capital requirements, operating expenses, employee obligations and adequate protection payments to secured lenders. The DIP Facility was also utilized to pay certain pre-petition obligations approved by the Court, including up to $28 million of trade payables and employee and tax related claims. The Company expects the DIP Facility will be sufficient to fund the Company’s obligations through the expected closing date of the Nucor transaction.

     Nucor has undertaken to take any and all steps, including divesting and/or agreeing to divest assets, necessary to obtain the required approvals of the DOJ to proceed with the transaction, and such approvals are not conditions precedent to the transaction. The DOJ is currently investigating the transaction to determine if there are any anti-competitive issues. Although approval by the DOJ is not a condition to the purchase by Nucor, the timing of the closing of the transaction may be impacted by the DOJ’s decision. The terms of the various agreements between the Company, Nucor and the secured lenders require that the closing of the transaction must occur no later than 270 days from June 3, 2002 if the Plan of Reorganization is confirmed. Therefore, because the Company’s Plan of Reorganization has been confirmed, the sale to Nucor must be completed no later than February 23, 2003. The Company expects closing will occur prior to the end of calendar 2002.

     The Company believes provisions have been made in the accompanying Consolidated Financial Statements for the potential claims that could be estimated at the date of these financial statements based on the provisions of SFAS No. 5, Accounting for Contingencies. The amount of the claims filed by creditors with the Court in the Chapter 11 bankruptcy proceedings is significantly different than the amount of the liabilities recorded by the Company; however, the Company is disputing claims of various unsecured creditors. See further discussion in Note 2.

     The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the previously described bankruptcy filings and circumstances relating thereto, including the Company’s leveraged financial structure and cumulative losses from operations, such realization of assets and liquidation of liabilities is subject to significant uncertainty. During the pendency of the Debtors’ Chapter 11 bankruptcy proceedings, the Company intends to substantially sell all of its assets to Nucor and liquidate or settle liabilities for amounts other than the carrying amounts in the Consolidated Financial Statements.

   Description of the Business

     The Company owns and operates facilities in the mini-mill sector of the steel industry. In addition, the Company owns an equity interest in a scrap collection and processing operation. From these facilities, which are located across the United States and Canada, the Company produces a variety of steel products including semi-finished steel billets, reinforcing bars, merchant products such as rounds, flats, squares and strips, along with angles and channels less than three inches wide. These products are sold primarily to customers in the steel fabrication, manufacturing and construction business. The Company has regional warehouse and distribution facilities that sell its finished products.

     In addition, the Company’s special bar quality (SBQ) segment, which is reported in discontinued operations (see Note 3), produced high quality rod, bar and wire sold primarily to customers in the automotive, agricultural, industrial fastener, welding, appliance and aerospace industries in the U.S. and Canada.

   Principles of Consolidation

     The Consolidated Financial Statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

   Equity Investments

     Investments in 50% or less owned affiliates where the Company has substantial influence over the affiliate are accounted for using the equity method of accounting. Under the equity method, the investment is carried at cost of acquisition plus additional investments and advances and the Company’s share of undistributed earnings or losses since acquisition. The Company generally records its share of income and losses in equity investees on a one-month lag. Impairment losses are recognized when management determines that the investment or equity in earnings is not realizable.

   Revenue Recognition

     Revenue from sales of steel products is recorded at the time the goods are shipped or when title passes, if later. Substantially all shipments reflect “free-on-board” (FOB) shipping point terms. The Company adopted the Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) Issue No. 00-10, Accounting for Shipping and Handling Fees and Costs, in the fourth quarter of fiscal 2001. Shipping and handling fees billed to customers are recognized as revenue and cost of sales, respectively.

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

   Excess of Cost Over Net Assets Acquired

     In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. This pronouncement provides guidance on financial accounting and reporting for acquired goodwill and other intangible assets. Under SFAS No. 142, goodwill and indefinite-lived intangible assets will no longer be amortized but will be reviewed annually for impairment. The Company adopted SFAS No. 142 in the first quarter of fiscal 2002. Effective July 1, 2001, the Company no longer recognized goodwill amortization in the Consolidated Financial Statements which positively impacted pre-tax earnings $2.1 million in fiscal 2002. The results of the Company, if goodwill had not been amortized during fiscal 2001 and 2000, would have been positively impacted by $2.1 million or $.07 per share and $2.9 million or $.10 per share, respectively. In the second quarter of fiscal 2002, the Company wrote off $7.3 million goodwill on the Cartersville facility included in the loss on sale of the facility (see Note 3). The carrying value of the Company’s other goodwill is considered to not be impaired because the fair market value of Company assets in the imminent transaction with Nucor exceeds the Company’s asset carrying cost.

     Prior to fiscal 2002, goodwill was amortized on a straight-line basis over periods not exceeding twenty years. Accumulated amortization of goodwill was approximately $52.4 and $45.1 million at June 30, 2002 and 2001, respectively. Prior to fiscal 2002, the carrying value of goodwill was reviewed if the facts and circumstances suggested that it could be impaired under provisions of SFAS No. 121 Accounting for Impairment of Long-Lived Assets. If such review indicated that goodwill was not recoverable based upon the undiscounted expected future cash flows over the remaining amortization period, the carrying value of the goodwill was reduced to its estimated fair value. In fiscal 2000, the Company recorded an impairment charge of $22,134,000 relating to SBQ segment goodwill (see Note 3).

   Income Taxes

     Deferred income taxes are provided for temporary differences between taxable income or loss and financial reporting income or loss in accordance with SFAS No. 109, Accounting for Income Taxes.

   Earnings per Share

     Earnings per share are presented in accordance with SFAS No. 128, Earnings Per Share. Basic earnings per share are computed using the weighted average number of outstanding common shares for the period, excluding unvested restricted stock. Diluted earnings per share are computed using the weighted average number of outstanding common shares and dilutive equivalents, if any. Because the Company reported net losses in each of the three fiscal years ended June 30, 2002, none of the options outstanding at the end of those years (see Note 11) were dilutive. Warrants to purchase 3,000,000 shares of the Company’s common stock are not included in the calculation of earnings per share because to do so would be anti-dilutive.

   Start-up Costs

     The Company recognizes start-up costs as expense when incurred. The Company considers a facility to be in ''start-up’’ until it reaches commercially viable production levels. During the start-up period, costs incurred in excess of expected normal levels, including non-recurring operating losses, are classified as impairment and other unusual items in the Consolidated Statements of Operations.

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

   Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in these Consolidated Financial Statements and accompanying notes. Actual results could differ from those estimates.

   Recent Accounting Pronouncements

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses significant issues regarding the recognition, measurement and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities, relocate employees and termination benefits provided to employees that are involuntary terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 was issued in June 2002 and is not yet effective. The impact on the Company’s financial position and results of operations from adopting SFAS No. 146 has not been determined.

     In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 145, Rescission of FASB Statements No. 44, and No. 64, Amendment of FASB Statement No. 13, and Technical Corrections, which updates, clarifies and simplifies existing accounting pronouncements. SFAS No. 4, which required all gains and losses from the extinguishment of debt to be aggregated and , if material, classified as an extraordinary item, net of related tax effect was rescinded, as a result, SFAS 64, which amended SFAS No. 4, was rescinded as it was no longer necessary. SFAS No. 145 amended SFAS No. 13 to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Management has not yet determined the effects of adopting this statement on the financial position and results of operations.

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes SFAS Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. This new statement also supersedes certain aspects of the Accounting Principles Board Opinion (APB) No. 30, Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, with regard to reporting the effects of a disposal of a segment of a business and will require expected future operating losses from discontinued operations to be reported in discontinued operations in the period incurred (rather than estimated as of the measurement date as was required by APB No. 30). The Company adopted the provisions of FAS No. 144 in the second quarter of fiscal 2002 and reflected the loss on sale and operating losses from the Cartersville facility in discontinued operations in the accompanying financial statements. Under the transition provisions of FAS No. 144, any segment previously reported in discontinued operations will continue to be accounted for under provisions of APB No. 30. As such, the SBQ segment will continue to be accounted for under APB No. 30.

   Reclassifications

     Certain prior year amounts have been reclassified to conform to the fiscal 2002 presentation.

2.     Sale to Nucor and Pre-arranged Reorganization Under Chapter 11 of the U.S. Bankruptcy Code

     On February 14, 2002, Nucor announced an unsolicited offer to purchase substantially all of the Company’s assets for $500 million. On May 30, 2002, the Company signed an asset purchase agreement with a wholly owned subsidiary of Nucor whereby Nucor would purchase substantially all of the Company’s assets for $615 million in cash, subject to adjustment as described in Note 1 above. The Company also entered into a plan support agreement (Plan Support Agreement), dated May 30, 2002, with its secured lenders in support of the transaction. These agreements required the transaction with Nucor and the secured lenders be approved by the U.S. Bankruptcy Court in Delaware (the Court) pursuant to a pre-arranged Chapter 11 plan of reorganization.

     Net proceeds from the $615 million purchase price from Nucor will be applied under the Plan of Reorganization to retire the Company’s long term debt. However, the selling price is less than the face amount of the Company’s secured debt obligations. Although the secured parties are not being paid in full, the Plan of Reorganization and the Plan Support Agreement provide that the secured creditors will pay, or cause the payment of, certain amounts to unsecured and other creditors and interest holders in the Company as more fully described below.

     In accordance with the Plan Support Agreement, on June 3, 2002, Birmingham Steel Corporation and four of its subsidiaries filed voluntary petitions for relief under Chapter 11 of title 11 of the United States Code before the U.S. Bankruptcy Court for the District of Delaware, Case No.’s 02-11586 to 02-11590. On August 12, 2002, Birmingham Steel Management, Inc., a subsidiary which was not included in the Company’s initial Chapter 11 filing, filed a voluntary petition for relief under Chapter 11 of title 11 of the United States Code before the Court Case No. 02-12-395. The Company is currently managing the business as a debtor-in-possession (DIP).

     Subsequent to the Chapter 11 filings, the Company entered into a Post Petition Credit Agreement (DIP Facility) for a term of six months providing up to $40.0 million in interim DIP financing. On June 3, 2002, the Court issued an interim order approving the DIP financing arrangements. Per terms of the Plan Support Agreement, the Company used availability under the DIP Facility to pay a priority portion of the Revolving Credit Facility totaling $32.2 million when the DIP Facility became available. Otherwise, the DIP Facility is being used to fund working capital requirements, operating expenses, employee obligations and adequate protection payments to secured lenders during the term of the bankruptcy case. Additionally, on June 3, 2002, the Court issued orders providing the Company authority to pay employee related obligations, ordinary course tax obligations and up to $28.0 million in prepetition critical trade vendor payments. The balance of the DIP Facility at June 30, 2002 was approximately $10.0 million.

     On September 17, 2002 (the Confirmation Date) the Court entered an order (the Confirmation Order) confirming the Third Amended and Restated Joint Plan of Reorganization as modified (Plan of Reorganization). Although the Company‘s secured lenders are not being paid in full, pursuant to the Plan Support Agreement and the Plan of Reorganization, the secured creditors have agreed to pay certain amounts to unsecured and other creditors and stockholders in the Company. Under the Plan of Reorganization, the following distributions will be made from the gross proceeds of the sale and the other assets and proceeds described in the Plan of Reorganization.

•	Repayment of DIP Facility outstanding at the closing date;
•	Payment of all cure amounts due under contracts being assumed and assigned by Nucor of approximately $0.5 million;
•	Payment of post-petition payables in amounts to be determined at the time of closing;
•	Payment of $13.5 million to the distribution agent for payment of administrative claims including investment banking fees, professional fees, incentive payments described in the plan, and all other administrative expense claims not paid at closing;
•	Payments to stockholders of up to $7.7 million ($0.24 per share) less $0.2 million withheld from members of the board of directors to be used to pay a portion of the unsecured creditors payments (The total amount to be paid to stockholders is up to $15.0 million or $0.47 per share. A portion of that amount will be funded from liquidation of Excluded Assets as further described below);
•	Payments of $17.5 million to unsecured creditors ($0.2 million of the payments to unsecured creditors will be funded by the Company’s board of directors as described above);
•	Payments of $17.0 million to claimants under the Company's severance and retirement plans; and
•	Payment of up to $0.5 million for liquidating trust expenses.

     Company stockholders will receive up to $15 million, approximately $0.47 per share, pursuant to the terms of the Plan Support Agreement and the Plan of Reorganization. A portion of the payment to stockholders ($7.3 million or $0.23 per share) will be funded from (1) liquidation of the excluded assets defined in the Asset Purchase Agreement between the Company and Nucor; (2) settlement of amounts held in from the Cartersville facility sale in December 2002; and (3) an expected tax refund. The Company is currently in negotiations with Nucor regarding the sale of the Joliet rolling mill facility, selected causes of action and certain expected tax refunds. The Company is currently in negotiations with an unrelated third-party regarding sale of land at the Joliet facility. Gross proceeds from these transactions are expected to be approximately $5.6 million. In addition, the Company has agreed with AmeriSteel to settle the escrow receivable, which was scheduled to be held through December 2007, which will provide $1.5 million for payment to Company stockholders. The Company also expects to receive $0.2 million from a tax escrow established at the closing of the Cartersville sale. Management expects that the gross proceeds from liquidations of the Excluded Assets will total approximately $7.3 million. If the net proceeds from the sale or liquidation of the Excluded Assets are less than $7.3 million, the shortfall will reduce the payout to stockholders on a pro rata basis. If the net proceeds are greater than $7.3 million, the excess will be paid to secured lenders.

     Subsequent to closing the transaction with Nucor, the Company’s board of directors and officers will resign. Employees at the production and distribution facilities will become employees of Nucor and certain corporate office employees will either be employed by Nucor, severed or work a transition period with Nucor. A liquidation trust and trustee have been established to wind down the affairs of the Company. Duties of the liquidating trustee include filing all final tax returns, filing final reports required under the Securities Act of 1933 and the Securities and Exchange Act of 1934, and dissolving the Company and its subsidiaries. Fees and expense of the liquidating trust will be paid from a $0.5 million reserve established from the proceeds from the sale. Any amounts that remain undistributed after all claims have been paid under the Company’s Plan of Reorganization will be distributed by the liquidating trustee to the secured lenders.

     As part of the Chapter 11 bankruptcy process, unsecured creditors are allowed to file claims against the Company directly with the Court. Unsecured claims filed with the Court totaled $341.7 million. Of the claims that voted, over 97% in number and over 99% in amount voted in support of the Plan of Reorganization. Of this amount, approximately $25.2 million relates to severance and retirement claims. The Company has provisions for $35.0 million of the total claims included with liabilities subject to compromise at June 30, 2002. The Company believes provisions have been made in the accompanying Consolidated Financial Statements for viable potential claims that could be estimated at the date of these financial statements based on the provisions of SFAS No. 5, Accounting for Contingencies. The Company is currently disputing unsecured claims that it does not believe are valid claims against the Company. These disputed claims include a claim by Norfolk Southern Railway Company (Norfolk) of approximately $53 million, a claim by Canadian National Railway Company (Canadian National) of approximately $28 million, and a claim by Atlantic Steel Company (Atlantic) of approximately $20 million. Although no legal proceedings have been initiated, the Norfolk and Canadian National claims arise out of allegations of breach of contract relating to agreements entered into with these railroad companies by the Company to provide freight services and equipment to the Company’s shut down Memphis, Tennessee facility. The Atlantic claim relates to allegations that the Company breached contractual and fiduciary duties under a Limited Liability Company Agreement between Atlantic and a subsidiary of the Company that governs the operations of Birmingham Southeast, LLC, of which the Company owns 85% and Atlantic owns the remaining 15%. The Company has filed objections to the claims of Norfolk, Canadian National and Atlantic and intends to vigorously dispute these claims. In connection with the Company’s Chapter 11 bankruptcy proceedings, the American Iron Reduction, L.L.C. (AIR) lenders asserted an unsecured claim against the Company in excess of $300 million, which the Company disputed. The Company engaged in extensive negotiations toward the confirmation of the Company’s Plan of Reorganization on a consensual basis. In this negotiation process, the Company stipulated with the AIR lenders that, if the Plan of Reorganization was confirmed and became effective, the Company would not object to the AIR lenders’ $115.0 million unsecured claim. This stipulation was conditioned upon the AIR lenders’ support of, and affirmative vote in favor of confirmation of, the Plan of Reorganization, and is further conditioned upon the consummation of the sale to Nucor and the effectiveness of the plan. If for any reason the sale to Nucor is not consummated, the Company would vigorously contest the AIR claim. The Plan of Reorganization provides for maximum payments to unsecured creditors (other than retirement and severance claims) totaling $17.5 million to be paid if, and only if, the contemplated transaction with Nucor is finalized. If for some unforeseen reason, the transaction is not finalized, the Company also will dispute the claims of other unsecured creditors, which were allowed in the bankruptcy process and voted in favor of the Plan of Reorganization.

     For a more complete description of the Plan Support Agreement and its effect on the distribution of the proceeds of the sale of the Debtor’s assets, see the Disclosure Statement for Joint Plan of Reorganization of Birmingham Steel Corporation (the “Disclosure Statement”) included as an exhibit to Form 8-K filed September 27, 2002.

     Liabilities of the Company that existed at the time of filing of Chapter 11 petitions on June 3, 2002, are classified as liabilities subject to compromise. Liabilities subject to compromise at June 30, 2002 include (in thousands):

Long-term debt – continuing operations	$521,479
Long-term debt – discontinued operations	26,987
Trade accounts payable	24,731
Accrued taxes and interest	7,542
Deferred rent – discontinued operations	6,614
Deferred compensation	6,255
Accrued employment costs	4,619
Other accrued liabilities	5,947
Other accrued liabilities – discontinued liabilities	1,716

Total	$605,890

     Net costs resulting from the Plan of Reorganization of the Company are reported separately in the statement of operations as “reorganization items.” Through June 30, 2002, the following costs have been incurred (in thousands):

Professional fees	$4,720
Adequate protection payments to secured lenders	3,083

$7,803

     The DOJ is currently investigating the transaction to determine if there are any anti-competitive issues for the U.S. steel industry. Nucor has undertaken to take any and all steps, including divesting and/or agreeing to divest assets necessary to obtain the required approvals of the DOJ to proceed with the transaction, and such approvals are not conditions precedent to the transaction. Although approval by the DOJ is not a condition to the purchase by Nucor, the timing of the closing of the transaction may be impacted. The terms of the various agreements between the Company, Nucor and the secured lenders require that the closing of the transaction must occur no later than 270 days from June 3, 2002 if the Plan of Reorganization is confirmed. Therefore, because the Company’s Plan of Reorganization has been confirmed, the sale to Nucor must be completed no later than February 23, 2003. The Company expects closing will occur prior to the end of calendar 2002. However, there can be no assurance that the transaction with Nucor will be finalized. If for some unforeseen reason the transaction is not finalized, the Company’s Plan of Reorganization will be voided and the Company will have to file a regular Plan of Reorganization of reorganization, which would likely result in the secured lenders owning substantially all of the Company’s assets.

3.     Discontinued Operations

     The following table sets forth events that have occurred in connection with the disposal of the SBQ segment (recorded under provisions of APB No. 30) and the sale of the Cartersville facility (recorded under the provisions of SFAS No. 144), and the related recording of discontinued operations accounting treatment. See further discussion of each event below:

Reported in Financial
Date		Event	Statements Dated

August 1999	•	Prior Board of Directors adopts plan of disposal for SBQ segment	Fiscal year ended
	•	SBQ segment presented as discontinued operations	June 30, 1999

January 2000	•	Following proxy contest, reconstituted Board of Directors elects to re-establish SBQ segment	Fiscal quarter ended December 31, 1999
	•	Discontinued operations accounting treatment recorded in June 1999 reversed
	•	Memphis facility shut-down, $85 million reserve for impairment established

February 2001	•	Board of Directors authorizes sale of SBQ assets (Cleveland and Memphis) to North American Metals (NAM)	Fiscal quarter ended December 31, 2000
	•	Discontinued operations accounting treatment re-established, $89.9 million reserve for loss on disposal and disposal period losses established

March 2001	•	Definitive agreement with NAM for the sale of SBQ assets is terminated because NAM is unable to secure financing for the purchase by March 23, 2001 deadline	Fiscal quarter ended March 31, 2001
	•	American Iron Reduction, L.L.C., (AIR) filed for protection under Chapter 7 of the U.S. Bankruptcy Code

April 2001	•	Management announces decision to close the Cleveland, Ohio plant unless the facility is sold by June 22, 2001	Fiscal quarter ended March 31, 2001
	•	Estimated loss on SBQ segment is increased by $12.3 million to reflect extension of disposal period

September 2001	•	Management announces intent to sell Cleveland facility to Sidenor, S.A.	Fiscal quarter ended June 30, 2001
	•	Estimated loss on sale of SBQ segment is increased by $36.1 million to reflect additional estimated loss on sale, additional disposal period losses and adjustment to previous reserve for loss on purchase commitment for AIR

September 2001	•	Reserve for disposal period losses is increased by $9 million to reflect longer anticipated disposal period for Memphis facility	Fiscal quarter ended September 30, 2001

December 2001	•	Sale of Cartersville, Georgia mini-mill is completed. Results of discontinued operations restated to include the Cartersville facility	Fiscal quarter ended December 31, 2001
	•	Loss on sale of $142.4 million recorded on sale of Cartersville assets

January 2002	•	Management announces intent to sell Cleveland facility to Charter Manufacturing, Inc. Reserve for disposal period losses is increased by $1.6 million to reflect revised anticipated disposal date	Fiscal quarter ended December 31, 2001

March 2002	•	Sale of Cleveland, Ohio facility is completed. Recorded additional $1.8 million loss on sale	Fiscal quarter ended March 31, 2002
	•	Reserve for disposal period losses are increased by $0.5 million to reflect revised anticipated disposal date of the Memphis SBQ facility

June 2002	•	Reserve for disposal period losses are increased by $6.0 million to reflect revised anticipated disposal date of the Memphis SBQ facility	Fiscal quarter ended June 30, 2002

Discontinued operations — SBQ Segment

Fiscal 1999

     In fiscal 1999, prior to the conclusion of a proxy contest and change in management, the Company announced plans to sell its SBQ segment, which included rod, bar and wire facilities in Cleveland, Ohio; a high quality melt shop in Memphis, Tennessee; and the Company’s 50% interest in American Iron Reduction, L.L.C. (AIR), a facility in Louisiana which produced direct reduced iron (DRI). Accordingly, the operating results of the SBQ segment were reflected as discontinued operations in the Company’s annual Consolidated Financial Statements for fiscal 1999 and in the first quarter of fiscal 2000, in accordance with APB No. 30.

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

Fiscal 2001

     In September 2000, the Company signed a definitive agreement with North American Metals, Ltd. (NAM) to sell the Cleveland and Memphis facilities of the SBQ segment by March 23, 2001. Accordingly, as required by APB No. 30 (as interpreted by EITF 95-18), the operating results of the SBQ segment for the second quarter of fiscal 2001 and prior periods were restated and reported in discontinued operations in the unaudited Consolidated Financial Statements for the period ended December 31, 2000. Consequently, the Company recorded an $89.9 million reserve for estimated loss on disposal and estimated disposal period losses in the second quarter of fiscal 2001.

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

     In September 2001, the Company announced that a letter of intent had been signed to sell the idled Cleveland facility to Corporacion Sidenor, S.A. (Sidenor), an SBQ manufacturer headquartered in Bilbao, Spain. Based on the terms of the letter of intent, the Company established an additional $61.2 million reserve for loss on sale in the quarter ended June 30, 2001 (offset by a reversal of $36.6 million loss reserve for the Company’s purchase commitment to AIR). In addition, the Company recorded additional reserves for estimated losses, through the anticipated disposal period, of $10.1 million.

Fiscal 2002

     On November 9, 2001, the previously signed letter of intent with Sidenor regarding sale of the SBQ facility in Cleveland, Ohio expired. On January 10, 2002, the Company announced it had signed an option agreement with Charter Manufacturing, Inc. of Mequon, Wisconsin (Charter) and on March 1, 2002, the Company completed the sale of the Cleveland facility to Charter. Terms of the transaction included sale of remaining inventories and production assets of the Cleveland facility for $26.0 million in cash and assumption of debt. As a result of completing the sale, the Company recorded an additional $1.8 million loss on sale primarily related to the sale of remaining inventories at the Cleveland facility. The transaction provided the Company with $15.0 million long-term debt relief through Charter’s assumption of $15.0 million industrial revenue bonds and $11.0 million in cash. A portion of the cash proceeds were used to (1) settle a $3.1 million inventory purchase obligation; (2) pay $1.2 million in retention bonus obligations for selected employees, and, (3) pay remaining liabilities totaling approximately $1.0 million. Net proceeds were used to pay down $3.6 million long-term debt and $1.6 million interest and lease related obligations.

     The Company increased the reserve for estimated disposal period losses by $9.0 million in the first quarter of fiscal 2002, $1.6 million in the second quarter of fiscal 2002, by $0.5 million in the third quarter of fiscal 2002 and by $6.0 million in the fourth quarter of fiscal 2002 to reflect revised disposition dates of the Memphis facility and its obligation related to AIR. For fiscal 2002, SBQ operating losses of $23.1 million have been charged against the reserve. As of June 30, 2002, the Company has a $6.0 million reserve for estimated (pre-tax) disposal period losses. Such amount excludes corporate overhead but includes approximately $0.6 million of direct and allocated interest expense. AIR continues in liquidation proceedings under Chapter 7 of the U.S. Bankruptcy Code. The Company has not incurred any costs in fiscal 2002 under its purchase commitment with AIR. On an accrual basis, carrying costs for the Memphis facility are approximately $1.0 million per month. The expected loss on sale and disposal period losses are based on management’s estimates of the most likely outcome based on the carrying costs of the SBQ assets and anticipated costs to complete the sale of the Company’s assets to Nucor.

     In connection with the Company’s Chapter 11 bankruptcy proceedings, the AIR lenders asserted an unsecured claim against the Company in excess of $300 million, which the Company disputed. The Company engaged in extensive negotiations toward the confirmation of the Company’s Plan of Reorganization on a consensual basis. In this negotiation process, the Company stipulated with the AIR lenders that, if the Plan of Reorganization was confirmed and became effective, the Company would not object to the AIR lenders’ $115.0 million unsecured claim under the Plan of Reorganization. This stipulation was conditioned upon the AIR lenders’ support of, and affirmative vote in favor of confirmation of, the Plan of Reorganization, and is further conditioned upon the consummation of the sale to Nucor and the effectiveness of the plan. AIR continues in liquidation proceedings under Chapter 7 of the U.S. bankruptcy code. The Company did not incur any costs in fiscal 2002 under its purchase commitment with AIR. Under terms of the Plan of Reorganization, which was confirmed on September 17, 2002, and the Plan Support Agreement, the Company’s secured lenders agreed to pay a portion of the unsecured claims totaling $17.5 million to be apportioned to the unsecured claimants based, among other things, on the amount of the individual unsecured claim as a percentage of the total of all allowed unsecured claims. AIR will receive some portion of the $17.5 million payment to unsecured creditors. Management does not believe that AIR's claim is valid under terms of its purchase commitment with AIR. The Company's agreement to allow AIR's $115.0 million claim is effective only upon closing of the Company’s proposed sale of substantially all of its assets to Nucor. If for any unforeseen reason the sale to Nucor were not to close, the Company would vigorously contest the AIR claim. See Note 2 to the Consolidated Financial Statements for further information regarding the Company’s pre-arranged Plan of Reorganization.

     The Company will continue to assess the adequacy of the remaining $6.0 million reserves for expected operating losses at the Memphis facility. As with all estimates of future events and circumstances, the actual loss on disposal of the SBQ segment, including operating losses and carrying costs through the disposal period, will most likely be different from the estimates reflected in these Consolidated Financial Statements and the difference could be material. To the extent actual proceeds from the eventual sale of the remaining assets of the SBQ segment and operating losses during the disposal period differ from the estimates reflected in these Consolidated Financial Statements, the variance will be reported within discontinued operations in future periods.

     In the quarter ended December 31, 2001, the Company announced and completed the sale of its mini-mill facility in Cartersville, Georgia to AmeriSteel Corporation (AmeriSteel), a U.S. subsidiary of Gerdau S.A. of Rio de Janeiro, Brazil. Accordingly, as required by SFAS No. 144, the operating results for the Cartersville facility for fiscal 2002 and prior periods have been restated in discontinued operations.

     As a result of the sale of the Cartersville Facility, the Company recorded a $142.4 million loss on disposal of the assets, which included a charge of $7.3 million to write off remaining goodwill. Terms of the transaction with AmeriSteel provided approximately $17.7 million in cash from the sale of working capital and release from $68.7 million of future operating lease obligations in exchange for issuance of a $10.0 million unsecured, non-interest bearing (until December 2004 when the note will bear interest at 9%, compounded monthly) note payable to the former lessors due in December 2005. The Company also reduced debt under the Company’s Revolving Credit Facility from collection of retained trade accounts receivable of $12.0 million and sale of the inventories of $0.9 million, partially offset by payment of approximately $3.0 million of retained liabilities. An escrow of $3.0 million of the sale proceeds was established at the time of the sale to be held until December 2007. In August 2002, the Company agreed to split the $3.0 million escrow with Ameristeel in exchange for collection of $1.5 million of the escrow account at the time of closing the transaction with Nucor. The Company will use proceeds collected from the escrow account to pay Company stockholders according to the terms of the Plan of Reorganization as further described in Note 2. The Company does not anticipate any future obligations related to the Cartersville facility.

     Operating results of the discontinued operations, which include the SBQ segment and Cartersville facility, were as follows (in thousands):

	Years Ended June 30,

	2002	2001	2000

Net sales	$56,196	$165,054	$304,325
Costs of sales	74,058	210,659	349,533

Gross loss	(17,862)	(45,605)	(45,208)
Impairment and other unusual items	—	(35,150)	190,963
Selling, general and administrative expenses	6,762	6,866	14,824
Interest expense	11,059	27,353	27,494
Other (income) expense	(53)	(791)	13,657

Loss before income taxes and use of reserves	(35,630)	(43,883)	(292,146)
Benefit from income taxes	—	—	74,836
Net amounts charged to reserve for discontinued operating losses	3,602	(8,736)	—

Loss from discontinued operations, net of tax	$(32,028)	$(52,619)	$(217,310)

     Interest expense attributable to discontinued operations includes interest on industrial revenue bonds and other debt specifically associated with the assets to be sold, plus an allocation of interest on general corporate credit facilities.

     Impairment and other unusual items applicable to discontinued operations consist of the following (in thousands):

	Years Ended June 30,

	2002	2001	2000

Start-up expenses:
Memphis	$—	$—	$15,396
Cartersville	—	190	16,537
Asset impairment:
Memphis facility	—	—	85,000
SBQ segment goodwill impairment	—	—	22,134
Cartersville facility	—	—	9,185
Restructuring charges:
Loss (reversal of loss) on purchase commitment	—	(36,575)	40,238
Severance and termination benefits	—	1,235	2,473

	$—	$(35,150)	$190,963

     A narrative description of the significant items summarized in the preceding table follows:

     Start-up expenses: The Company considers a facility to be in start-up until it reaches commercially viable production levels. During start-up, costs incurred in excess of expected normal levels, including non-recurring operating losses, are classified as start-up expenses. The start-up and restructuring costs incurred by the SBQ segment during the year ended June 30, 2000 were incurred in the first and second quarters of the fiscal year. In the third quarter of fiscal 1999, the Cartersville, Georgia mid-section mill began operations and was considered to be in the start-up phase through July 2000.

     Asset Impairment: On December 28, 1999, the Company announced the suspension of operations at its melt shop facility in Memphis as of January 1, 2000. Accordingly, in the second quarter of fiscal 2000, the Company classified the facility as held for disposal and recorded an impairment charge of $85.0 million. The adjusted carrying value of the Memphis facility, which is reflected in non-current assets of discontinued operations is approximately $75.8 million at June 30, 2002. The Memphis facility is included in the assets to be sold to Nucor.

     In fiscal 2000, the Company wrote off equipment taken out of service at the Cartersville facility and recognized a loss of $9.2 million.

     Intangible Write-off: The $22.1 million impairment charge for intangible assets represents the unamortized balance of goodwill related to the SBQ division as of December 31, 1999, which was impaired because the estimated undiscounted cash flows of the SBQ segment were estimated to be insufficient to cover the net carrying amount of the segment’s assets.

     AIR purchase commitment: In the second quarter of fiscal 2000, the Company recorded a $40.2 million estimated probable loss on settlement of a contract to purchase direct reduced iron (DRI) from American Iron Reduction, L.L.C. (AIR), a 50% owned joint venture. The estimated probable loss was based on management’s assessment of DRI market conditions, AIR’s cost structure and settlement options that were being pursued at that time. Total purchases of DRI from AIR under the contract were $–0–, $9.4 million (37,901 metric tons) and $26.6 million (175,000 metric tons) in 2002, 2001 and 2000, respectively.

     In response to unforeseeable market conditions, the co-sponsors decided to suspend production at AIR in October 2000. In February 2001, the other co-sponsor (which was contractually committed to purchase 50% of AIR’s annual DRI production under a purchase commitment that was similar to the Company’s) filed for protection under Chapter 11 of the U.S. Bankruptcy Code. In March 2001, AIR filed for protection under Chapter 7 of the U.S. Bankruptcy Code and is now in liquidation. Although the Company’s purchase commitment has not been terminated, the Company would be obligated to purchase DRI if produced and tendered by AIR. Given AIR’s uncertain status, management concluded in the fourth quarter of fiscal 2001 that it was no longer probable that the Company would incur further losses on purchases of DRI from AIR and reversed the remaining $36.6 million loss reserve ($1.18 per share) through discontinued operations.

     Severance and Termination Benefits: Certain key employees at the Cleveland facility were offered a retention incentive to stay employed until the facility sold. As a result, the Company recorded an accrual of approximately $1.2 million in the second quarter of fiscal 2001.

     In connection with the shut down of the Memphis facility, the Company accrued severance and other employee related exit costs of approximately $2.5 million in the second quarter of fiscal 2000. The Memphis shut down resulted in the termination of approximately 250 employees, including management, administrative and labor positions. Most of the Memphis employees were terminated as of December 31, 1999. As of June 30, 2002 all severance benefits were paid.

     Assets and liabilities of the discontinued operations have been reflected in the Consolidated Balance Sheets as current or non-current based on the original classification of the accounts. Non-current assets at June 30, 2001, reflect a valuation allowance of $136.8 million to recognize the estimated loss on disposal which was utilized upon completion of the sale of Cleveland in March 2002. In accordance with SOP 90-7, liabilities that are subject to compromise in the Chapter 11 bankruptcy proceedings are presented separately. The following is a summary of assets and liabilities of discontinued operations (in thousands):

	June 30,	June 30,
	2002	2001

		(Restated)
Current assets:
Accounts receivable	$374	$21,603
Inventories	2,232	49,215
Other	413	1,161

	3,019	71,979
Non-current assets:
Property, plant and equipment, net of accumulated depreciation	75,777	348,792
Other non-current assets	3,308	1,302
Provision for estimated loss on disposal of discontinued operations	—	(136,836)

	79,085	213,258

Total assets of discontinued operations	$82,104	$285,237

Current liabilities:
Accounts payable	$95	$8,515
Other accrued expenses	1,479	16,797

	1,574	25,312
Non-current liabilities:
Long term debt	—	41,988
Deferred rent	—	3,219

	—	45,207
Liabilities subject to compromise	35,317	—

Total liabilities of discontinued operations	$36,891	$70,519

     There are no known material contingent liabilities related to discontinued operations, such as product or environmental liabilities or litigation, that are expected to remain with the Company after the disposal of the SBQ segment or Cartersville facility other than remaining reserves for claims under the Company’s workers’ compensation and health insurance plans and contingencies associated with AIR.

4.     Investment in Affiliated Companies

Pacific Coast Recycling, L.L.C. (Pacific Coast)

     On June 29, 2000, the Company sold its interest in Pacific Coast for $2,500,000 and was relieved of all liabilities and guarantee obligations associated with Pacific Coast. The resulting gain of $2,100,000 was recognized in the fourth quarter of fiscal 2000 and is included in “(Loss) income from equity investments.”

Richmond Steel Recycling Limited

     The Company also owns a 50% interest in Richmond Steel Recycling Limited (RSR), a scrap processing facility located in Richmond, British Columbia, Canada, which is accounted for using the equity method. The investment in and equity in earnings of RSR are not significant.

5.     Inventories

     Inventories as of June 30 were valued at the lower of cost (first-in, first-out) or market as summarized in the following table (in thousands):

	2002	2001

Raw materials and mill supplies	$13,783	$17,120
Work-in-progress	5,378	6,844
Finished goods	46,881	47,744

	$66,042	$71,708

6.     Capitalized Interest and Interest Expense

     Capitalized interest on qualifying assets under construction and total interest incurred for continuing and discontinued operations were as follows (in thousands):

	Continuing	Discontinued	Consolidated
	Operations	Operations	Total

Capitalized interest:
Fiscal 2002	$343	$45	$388
Fiscal 2001	430	252	682
Fiscal 2000	486	730	1,216
Total interest incurred:
Fiscal 2002	50,627	11,104	61,731
Fiscal 2001	34,191	27,605	61,796
Fiscal 2000	24,679	28,224	52,903

7.     Short-Term Borrowing Arrangements

     The following information relates to the Company’s borrowings under short-term credit facilities (in thousands):

	Years Ended June 30,

	2002	2001	2000

Maximum amount outstanding	$12,802	$—	$10,000
Average amount outstanding	439	—	864
Weighted average interest rate	6.50%	—	6.40%

8.     Debt

     The Company’s filing for Chapter 11 bankruptcy protection represents an event of default under each of its debt agreements. Because the secured debt is undersecured, it has been classified with liabilities subject to compromise in the 2002 Consolidated Balance Sheet. The following description of the Company’s debt is presented for informational purposes. Because liabilities are stayed in Chapter 11 bankruptcy, the Company is no longer permitted to make scheduled principal and interest payments nor is it required to maintain financial ratios and covenants set forth in the various debt agreements. However, in lieu of making interest payments, the Plan Support Agreement between the Company and its secured lenders require the Company to make Adequate Protection Payments of approximately $3.3 million per month during the duration of the bankruptcy proceedings, subject to certain limitations. Interest on undersecured debt that was not charged to earnings or paid from June 3, 2002, the petition date, to June 30, 2002 was $3.1 million.

     Debt included in liabilities subject to comprise consists of the following (in thousands):

	June 30,

	2002	2001

Continuing operations:
Senior Notes, $130,000 face amount; interest at 10.03%, due in 2005, in default	$128,387	$130,000
Senior Notes, $150,000 face amount; interest at 9.80% due in 2002 and 2005, in default	148,092	150,000
Revolving Credit Facility, payable in 2002; in default	235,000	255,000
Unsecured non-interest bearing note due December 2005	10,000	—
$10,000 BSE Credit Facility, interest at 8.13% at June 30, 2001, paid in 2002	—	10,000
Capital lease obligations, interest rates principally ranging from 43% to 45% of bank prime, paid in 2002	—	2,500

	521,479	547,500
Less current portion	(521,479)	(293,500)

	$—	$254,000

Discontinued operations:
Promissory Note, interest at 5.0%, payable in installments through 2008	$987	$1,125
Industrial Revenue Bonds, interest rates principally ranging from 44% to 45% of bank prime, payable in 2025 and 2026, in default	26,000	41,000

	26,987	42,125
Less: current portion	(26,987)	(138)

	$—	$41,987

     Subsequent to the Chapter 11 filings, the Company entered into a Post Petition Credit Agreement for a term of six months providing up to $40.0 million in interim DIP financing. Per terms of the Plan Support Agreement, the Company used availability under the DIP Facility to pay a priority portion of the Revolving Credit Facility totaling $32.2 million when the DIP Facility became available. Otherwise, the DIP Facility is being used to fund working capital requirements, operating expenses, employee obligations, and adequate protection payments to secured lenders during the term of the bankruptcy case. The balance of the DIP financing at June 30, 2002 was $9,973,000.

     The total carrying value of the Company’s long-term debt obligations, not including the outstanding amount under the DIP Facility (which will be repaid as a priority amount from the gross proceeds of the transaction with Nucor), is $548,466,000. Net proceeds from the transaction with Nucor will not be sufficient to repay all of the long-term debt. Based on the terms of the Plan of Reorganization, the Asset Purchase Agreement, and the Plan Support Agreement, the Company estimates that secured lenders will be paid approximately 80% of the outstanding balances of the obligations. However, terms of the agreements prevent an actual calculation until the transaction is finalized and the actual amount the secured lenders receive will be different than the estimate and could be substantially different.

     In consideration for prior financing agreement modifications, and in lieu of any cash fees, the exercise price for $3.0 million warrants held by the Company’s lenders was reduced from $3.00 to $0.01 per share. The fair value of the re-pricing of the warrants was estimated to be approximately $1.8 million at the date of re-pricing using a Black-Scholes option pricing model and assumptions of 5.016% for the risk-free interest rate, a 54.4% expected volatility and a remaining expected life of 9.2 years. The Company recorded the incremental fair value of the re-priced warrants as an equity transaction in March 2001. Warrants held by the Company’s lenders are cancelled under the Plan of Reorganization.

9. Commitments

     The Company leases office space and certain production equipment under operating lease agreements. Following is a schedule by year of future minimum rental payments, net of minimum rentals on subleases, required under operating leases that have initial lease terms in excess of one year (in thousands):

	Continuing	Discontinued	Consolidated
	Operations	Operations	Total

Fiscal Year Ending June 30,
2003	$1,120	$6,767	$7,887
2004	421	6,650	7,071
2005	96	6,645	6,741
2006	39	6,645	6,684
2007	2	6,645	6,647
Thereafter	—	49,744	49,744

	$1,678	$83,096	$84,774

     As a result of the Company’s Chapter 11 bankruptcy proceedings, certain lease agreements are subject to automatic stay provisions, which preclude the parties under such agreements from taking remedial action in response to any defaults. Moreover, no amounts are included in continuing operations in the table above for lease rejections that have been approved by the Bankruptcy Court. Substantially all of the leases included in discontinued operations have been rejected and the rejections have been approved by the bankruptcy court.

     Rental expense under operating lease agreements charged to continuing operations was $1.6 million, $1.8 million and $1.7 million in fiscal 2002, 2001 and 2000, respectively. Rental expense charged to discontinued operations was $12.8 million, $19.0 million and $18.4 million in fiscal 2002, 2001 and 2000, respectively.

     The Company has a fifteen year operating lease on production equipment at the Memphis melt shop. Future minimum lease payments required by the lease are reflected in the preceding table under discontinued operations. The Company has options to purchase the equipment both prior to and at the end of the lease for amounts that are expected to approximate fair market value at the exercise date of the options. This lease has been rejected by the Company in its bankruptcy proceedings.

10.     Income Taxes

     Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets are as follows (in thousands):

	June 30,

	2002	2001

Deferred tax liabilities:
Tax depreciation in excess of book depreciation	$(21,180)	$(51,273)
Equity investments	(11,178)	—

Deferred tax liabilities	(32,358)	(51,273)
Deferred tax assets:
Allowance for losses on disposal of discontinued operations	2,279	55,826
Federal net operating loss carryforwards	201,021	104,199
State net operating loss carryforwards	26,772	16,285
Book amortization in excess of tax amortization	4,783	—
AMT credit carryforwards	1,982	5,687
Capital loss carryforwards	3,580	3,580
Deferred compensation	2,547	2,943
Worker’s compensation	907	1,095
Inventories	1,424	1,282
Equity investments	—	2,071
Other, net	5,793	4,201

Gross deferred tax assets	251,088	197,169
Less valuation allowance	(218,730)	(145,896)

Deferred tax assets	32,358	51,273

Net deferred tax asset (liability)	$—	$—

     The (benefit from) provisions for income taxes applicable to continuing operations consisted of the following (in thousands):

	Years Ended June 30,

	2002	2001	2000

		(Restated)	(Restated)
Current:
Federal	$(5,454)	$189	$2,564
State	—	(5)	(400)

	(5,454)	184	2,164
Deferred:
Federal	—	—	39,937
State	—	—	(8,266)

	—	—	31,671

	$(5,454)	$184	$33,835

     The (benefit from) provisions for income taxes applicable to continuing operations differ from the statutory tax amounts as follows (in thousands):

	Years Ended June 30,

	2002	2001	2000

		(Restated)	(Restated)
Tax at statutory rates during the year	$(18,147)	$(13,424)	$(9,117)
State income taxes, net	(4,074)	(1,449)	(1,422)
Amortization of non-deductible goodwill	—	125	125
Increase in valuation allowance applicable to continuing operations	17,495	11,853	51,139
Other	(728)	3,079	(6,890)

	$(5,455)	$184	$33,835

     The Company’s federal net operating loss for fiscal 2002 was approximately $251.3 million, all of which will be carried forward, and may be used to reduce taxes due in future periods for up to 20 years, along with the previous years’ losses of approximately $321.9 million, which will be carried forward for a period of up to 19 years, for a total carryforward of $573.2 million. The capital loss carryover of $3.6 million may be carried forward four years, while the alternative minimum tax credit carryforwards of $2.0 million may be carried forward indefinitely. In addition, the Company has state net operating loss carryforwards of approximately $772 million, the majority of which will expire in 15 years.

     In fiscal 2001, the Company provided a valuation allowance in the tax provision applicable to continuing operations in the amount of $11.9 million. The Company further increased the total valuation allowance for deferred tax assets by $72.8 million ($17.5 million applicable to continuing operations) in fiscal 2002 because, in light of recent trends and circumstances, management concluded that the net deferred tax assets might not be realized.

11. Stock Compensation Plans

     The Company has six stock compensation plans that provide for the granting of stock options, stock appreciation rights and restricted stock to officers, directors and employees. The exercise price of stock option awards issued under these plans equals or exceeds the market price of the Company’s common stock on the date of grant. Stock options under these plans are exercisable one to ten years after the grant date, usually in annual installments. No stock appreciation rights have been issued. Until January 14, 2000, the Company maintained a stock accumulation plan, which provided for the purchase of restricted stock with a three-year vesting period to participants in lieu of a portion of their cash compensation.

     The status of the Company’s stock compensation plans is summarized below as of June 30, 2002:

	Total Number of Options or Shares

		Available for	Reserved for
		Future Grant	Issuance Under
	Authorized	or Purchase	the Plan

1986 Stock Option Plan	900,000	—	—
1990 Management Incentive Plan	900,000	—	194,450
1996 Director Stock Option Plan	100,000	750	97,750
1997 Management Incentive Plan	900,000	269,131	558,050
2000 Management Incentive Plan	2,900,000	900,500	1,999,500
2000 Director Stock Option Plan	200,000	156,750	43,250

     The Company records stock-based compensation under the provisions of APB No. 25, Accounting for Stock Issued to Employees and related Interpretations. An alternative method of accounting exists under SFAS No. 123, Accounting for Stock-Based Compensation, which requires the use of option valuation models; however, these models were not developed for use in valuing employee stock compensation awards. Under APB No. 25, because the exercise price of the Company’s employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized for stock options. The Company recognizes compensation expense on grants of restricted stock and stock grants under the 1995 Stock Accumulation Plan based on the intrinsic value of the stock on the date of grant amortized over the vesting period. Total compensation expense recognized for stock-based employee compensation awards was $229,000, $310,000 and $621,000 in 2002, 2001 and 2000, respectively.

     As required by SFAS No. 123, the Company has determined pro forma net income and earnings per share as if it had accounted for its employee stock compensation awards using the fair value method of that statement. The fair value for these awards was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	2002	2001	2000

Risk free interest rate	4.94%	4.95%	6.18%
Dividend yield	0.00%	0.00%	0.00%
Volatility factor	98.84%	80.19%	69.5%
Weighted average expected life:
Stock options	5 years	5 years	5 years
Restricted stock awards	—	—	3 years

     The Company’s pro forma information follows (in thousands, except for per share information):

	Years Ended June 30,

	2002	2001	2000

		(Restated)	(Restated)
Pro forma:
Loss from continuing operations	$(47,440)	$(7,197)	$(10,991)
Loss per share from continuing operations	(1.51)	(0.23)	(0.36)
Net loss	(223,713)	(198,052)	(56,787)
Net loss per share	(7.12)	(6.39)	(1.89)

     A summary of the Company’s stock option activity and related information for the years ended June 30 is as follows:

	2002		2001		2000

		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Options	Price	Options	Price	Options	Price

Outstanding—beginning of year	3,050,355	$6.06	3,379,181	$6.51	1,654,621	$10.99
Granted	70,000	4.56	126,040	3.96	2,347,500	4.62
Exercised	—	—	—	—	(29,500)	4.76
Canceled	(133,853)	13.64	(454,866)	17.13	(593,440)	11.61

Outstanding—end of year	2,986,502	5.75	3,050,355	6.06	3,379,181	6.51

Exercisable at end of year	1,764,617	$6.45	1,192,103	$8.00	844,681	$10.86

Weighted-average fair value of options granted during year		$0.57		$1.78		$2.43

     Summary information about the Company’s stock options outstanding at June 30, 2002 is as follows:

	Options Outstanding			Options Exercisable

		Weighted
		Average Remaining	Weighted		Weighted
		Contractual	Average		Average
	Number of	Term (in	Exercise	Number of	Exercise
Range of Exercise Prices	Options	Years)	Price	Options	Price

$3.00	60,000	8.1	$3.00	20,000	$3.00
$4.00 - $6.31	2,633,500	7.5	4.63	1,479,015	4.65
$7.94 - $9.62	35,000	6.3	9.38	20,000	9.46
$15.38 - $18.63	255,502	2.5	17.24	243,102	17.17
$31.88	2,500	1.7	31.88	2,500	31.88

$3.00 - $31.88	2,986,502	7.1	5.75	1,764,617	6.45

     In addition to the stock option activity presented in the preceding table, the Company granted 100,000 shares of restricted stock to employees in 2000. The weighted average fair value of these awards was $2.82 in 2000. The Company also issued 32,195 shares to employees in 2000 under the Stock Accumulation Plan.

12.     Deferred Compensation and Employee Benefits

     The Company maintains a defined contribution 401(K) plan that covers substantially all non-union employees. The Company makes both discretionary and matching contributions to the plan based on employee compensation and contributions. Company contributions charged to continuing operations amounted to $2,124,507, $1,755,110 and $4,985,440 in fiscal 2002, 2001 and 2000, respectively. Discontinued operations include charges of $286,940, $921,703 and $1,220,164 related to the plan for those same periods. During 2002, the Company determined that discretionary matching contributions accrued in prior years of $2,429,622 would not be paid to plan participants and reversed those charges in the fourth quarter resulting in a net credit of $305,115 for 401(k) matching contributions expense in fiscal 2002.

     Certain officers and key employees participate in the Executive Retirement and Compensation Deferral Plan, a non-qualified deferred compensation plan, which allows participants to defer specified percentages of base and bonus pay, and provides for Company contributions. This plan was amended effective January 1, 2001 to discontinue the Compensation Deferral Plan (CDP) component of the plan. As part of the amendment, existing participant CDP account balances were distributed in the fourth quarter of fiscal 2001. Under the Executive Retirement Plan, the Company recognizes compensation costs as contributions become vested. Investment performance gains and losses on each participant’s plan account result in additional compensation costs to the Company. The Company has $6.3 million accrued under the deferred compensation plan. This amount is included in liabilities subject to compromise at June 30, 2002.

     Other than the plans referred to above, the Company provides no post-retirement or post-employment benefits to its employees that would be subject to the provisions of SFAS No. 106 or No. 112.

     Subsequent to the sale of substantially all of the Company’s assets to Nucor (see Note 1), the Company’s deferred compensation and employee benefit plans will be terminated. Employees covered under the Company’s health plans who will not be retained by Nucor will be eligible for coverage under the provisions of COBRA.

13.     Products and Geographic Areas

     Net sales from continuing operations to external customers, by product type and geographic area, were as follows for the periods indicated (in thousands):

	Years Ended June 30,

	2002	2001	2000

		(restated)	(restated)
By product class:
Reinforcing bar	$349,821	$387,166	$412,008
Merchant products	145,555	186,653	252,311
Semi-finished billets	13,233	16,178	7,768
Strand, mesh and other	5,190	9,878	13,129

	$513,799	$599,875	$685,216

By geographic area
United States	$476,545	$553,868	$633,420
Canada	37,137	45,658	51,351
All others	117	349	445

	$513,799	$599,875	$685,216

     Substantially all of the Company’s long-lived tangible assets are located in the continental United States. Revenue in the preceding table are attributed to countries based on the location of the customers. No single customer accounted for 10% or more of consolidated net sales.

14.     Contingencies

   Environmental

     The Company is subject to federal, state and local environmental laws and regulations concerning, among other matters, waste water effluents, air emissions and furnace dust management and disposal. The Company believes that it is currently in compliance with all known material and applicable environmental regulations.

   Legal Proceedings

     The Company is involved in litigation relating to claims arising out of its operations in the normal course of business. Such claims are generally covered by various forms of insurance. In the opinion of management, substantially all uninsured or unindemnified liability resulting from existing litigation would not have a material effect on the Company’s business, its financial position, liquidity or results of operations.

   Amtrak Litigation

     The Company has been named as a defendant in a number of lawsuits arising out of an accident that occurred on March 15, 1999 involving an Amtrak passenger train and a truck carrying steel reinforcing bar produced by the Company’s Kankakee plant. There were approximately 122 injuries and 11 deaths in the accident. The plaintiffs in these lawsuits claim that at the time of the accident, the driver of the truck was acting as an employee or agent of the Company; that the Company was negligent in loading the trailer; that the load placed on the trailer exceeded the weight limit allowed by statute; and that the Company negligently allowed some rail cars to be parked on a side track near the intersection. The Company is being defended in all of the cases by counsel provided by its liability insurance carrier. The Company denies all liability and is vigorously defending all of these cases. At this time, however, the cases remain in their early stages and discovery is incomplete. Although the Company believes its defenses should prevail in these actions, the Company cannot predict the ultimate outcome of these cases or the probability of recovery from insurance with certainty. However, no amount of loss is considered probable at this time, and accordingly no reserve has been provided for these actions. Because of the Company’s bankruptcy filing, all of the cases have been stayed. However, a limited relief from the stay has been granted to allow one of the insurance carriers to seek settlements.

   PSC Metals, Inc. v. Birmingham Steel Corporation

     On December 19, 2001, PSC Metals, Inc. (PSC) filed a complaint against the Company in the U.S. District Court for the Northern District of Ohio. The case arises out of a Mill Services Contract (the “Contract”) the Company entered into with PSC on February 25, 1997 for the Company’s facility in Memphis, Tennessee. PSC claims that the Company breached the Contract, misrepresented to PSC the annual production levels and service requirements at the Memphis facility and assured PSC that the Memphis facility would continuously operate for 10 years in order to get PSC to enter into the Contract. The Contract is a ten year agreement which provides for a minimum monthly payment of $80,831. In addition, at the end of ten years the Company is required to repurchase certain fixed assets installed by PSC to perform the mill services required under the contract for $2,242,748. According to PSC, in order to perform the services required under the Contract, PSC invested in excess of $14 million in capital facilities, equipment and staffing. PSC seeks compensatory damages in an amount to be proven at trial but not less than $38 million, and any other relief the Court deems appropriate. Birmingham Steel filed a motion to transfer this case from the United States District Court for the Northern District of Ohio to the United States District Court for the Western District of Tennessee on the grounds that Tennessee is a more convenient and appropriate forum for this litigation. The Court denied the motion. Birmingham Steel intends to vigorously defend the case. No discovery was conducted in the lawsuit prior to Birmingham Steel’s bankruptcy. Subsequent to the bankruptcy filing the case was stayed and PSC has filed a proof of claim in the bankruptcy proceeding,

15.     Impairment and Other Unusual Items

     Impairment and other unusual items, net, consist of the following (in thousands):

	Years Ended June 30,

	2002	2001	2000

		(restated)	(restated)
Asset impairment:
Assets idled or retired	$28,250	$—	$3,926
Other unusual items:
Proxy solicitation costs	—	—	6,887
Executive severance costs	—	—	6,298
Debt amendment costs
Other, net	—	(206)	2,402

	$28,250	$(206)	$19,513

     A narrative description of the significant items summarized in the preceding table follows:

     Asset impairment: In the fourth quarter of fiscal 2002, the Company wrote down the value of the Joliet mill to its estimated fair value of $3.0 million. In prior periods, the Joliet mill was under the operational control of the Kankakee facility and included with that division for financial reporting purposes. The Joliet mill, which has been shut down shut since June 2001, will be disposed of by the Company in its wind down affairs.

     In the second quarter of fiscal 2000, the Company wrote off equipment taken out of service at the Seattle mill and recognized a loss of $3.9 million.

     Proxy Solicitation: These costs, principally consisting of legal, public relations and other consulting fees, were incurred during fiscal 2000 in the Company’s defense of a proxy contest led by The United Company Shareholder Group (the “United Group). In December 1999, the former Board of Directors of the Company and the United Group reached a settlement appointing John D. Correnti as Chairman and Chief Executive Officer and appointing nine new board members approved by the former Board of Directors of the Company and the United Group.

     Executive Severance: As a result of the proxy contest, the Company terminated several executives, including the former CEO, in the second quarter of fiscal 2000. These executives were covered by the Company’s executive severance plan, which provides for specified benefits after a change in the majority of the Board of Directors of the Company, among other triggering events.

     Debt Amendment Costs: In conjunction with amendments to the Company’s borrowing agreements in May 2000, the Company incurred $2.4 million in legal and financial consulting fees.

     Other: In fiscal 2001, the Company recovered a portion of professional fees previously charged to unusual items related to a settlement of a loss of a piece of machinery in transport.

16.     Stockholder Rights Plan

     On January 16, 1996, the Company’s Board of Directors adopted a stockholder rights plan. Under the plan, rights to purchase stock, at a rate of one right for each share of common stock held, were distributed to stockholders of record on January 19, 1996. The rights generally become exercisable after a person or group (i) acquires 10% or more of the Company’s outstanding common stock or (ii) commences a tender offer that would result in such a person or group owning 10% or more of the Company’s common stock. When the rights first become exercisable, a holder will be entitled to buy from the Company a unit consisting of one one-hundredth of a share of Series A Junior Participating Preferred Stock of the Company at a purchase price of $74. In the event that a person acquires 10% or more of the Company’s common stock, each right not owned by the 10% or more stockholder would become exercisable for common stock of the Company having a market value equal to twice the exercise price of the right. Alternatively, after such stock acquisition, if the Company is acquired in a merger or other business combination or 50% or more of its assets or earning power are sold, each right not owned by the 10% or more stockholder would become exercisable for common stock of the party which has engaged in a transaction with the Company having a market value equal to twice the exercise price of the right. Prior to the time that a person acquires 10% or more of the Company’s common stock, the rights are redeemable by the Board of Directors at a price of $.01 per right. The rights expire on January 16, 2006, except as otherwise provided in the plan.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Birmingham Steel Corporation

     We have audited the accompanying consolidated balance sheets of Birmingham Steel Corporation as of June 30, 2002 and 2001, and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for each of the three years in the period ended June 30, 2002. Our audits also included the financial statement schedule listed in the index at Item 14 (a) 2. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Birmingham Steel Corporation at June 30, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As discussed in Note 1 to the Consolidated Financial Statements, in fiscal 2002, the Company changed its method of accounting for goodwill amortization and impairment.

     The accompanying financial statements have been prepared assuming that Birmingham Steel Corporation will continue as a going concern. As more fully described in Note 1, the Company has filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. Furthermore, the Company has entered into an agreement to sell substantially all of its assets. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ Ernst & Young LLP

Birmingham, Alabama
September 17, 2002

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Executive officers are listed in Item 1 of this Form 10-K. Following is a listing of the current board of directors:

Name And Year First
Became Director	Business Experience

John D. Correnti 1999 Age 55	Chairman of the Board and Chief Executive Officer of the Company since December 2, 1999; President, Chief Executive Officer and Vice Chairman of Nucor Corporation, a mini-mill manufacturer of steel products, from 1996 to 1999 and President and Chief Operating Officer from 1991 to 1996; director of Correction Corporation of America and Navistar International Corporation.

Donna M. Alvarado 1999 Age 53	Managing Director of Aguila International, an international business development consulting firm, since 1994; President and Chief Executive Officer of Quest International, a non-profit organization engaged worldwide in developing, publishing, and marketing training products for public and private education systems, from 1989 to 1994; director of Park National Bank.

Steven R. Berrard 1999 Age 48	Managing Partner of NewRiver Capital Partners, a private equity firm with an investment strategy focused on branded specialty retail, e-commerce and education; Co-Chief Executive Officer of AutoNation, Inc., the world’s largest automotive retailer and a leading provider of vehicle rental services, from 1997 to 1999; President and Chief Executive Officer of the Blockbuster Entertainment Group, a division of Viacom, from 1994 to 1997; President and Chief Executive Officer of Spelling Entertainment Group, Inc. from 1993 to 1996; director of Boca Resorts, Inc.

Alvin R. Carpenter 1999 Age 60	Retired; Vice Chairman of CSX Corporation from 1999 to 2001; President and CEO of CSX Transportation, Inc., a railroad corporation, from 1992 to 1999; director of Regency Centers Corporation, Florida Rock Industries and Stein Mart, Inc.

Jerry E. Dempsey 1999 Age 70	Retired; Chairman of the Board and Chief Executive Officer of PPG Industries, Inc., a manufacturer of protective and decorative coatings, fiberglass products, and specialty chemicals, from 1993 to 1997; director of Eastman Chemical Company and Navistar International Corporation.

Robert M. Gerrity 1999 Age 64	Self-employed consultant since 1995; Vice Chairman of the Board of New Holland N.V., an agricultural and industrial equipment manufacturing company, from 1991 to 1995; President and Chief Executive Officer of Ford New Holland, Inc., from 1987 to 1991; director of Standard Motor Products.

James W. McGlothlin 1999 Age 62	Chairman of the Board, Chief Executive Officer and President of The United Company, a financial services, oil and gas, and real estate company, since 1987; director of CSX Corporation.

Robert H. Spilman 1999 Age 75	Sole-proprietor of Spilman Properties, an investment company; Served in various capacities at Bassett Furniture Industries, Inc., a manufacturer and retail seller of home furniture, from 1957 to 1997, including as Chairman of the Board and Chief Executive Officer; director of Dominion Resources, Inc.

James A. Todd, Jr. 1999 Age 74	Vice Chairman of the Board and Chief Administrative Officer of the Company; Chairman of the Board and Chief Executive Officer of the Company from 1991 to January 1996.

ITEM 11.     EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE
(AS OF JUNE 30, 2002, 2001, 2000)

								Long Term
	Annual Compensation							Compensation Awards

						Other Annual		Restricted	Options/	All Other
		Salary		Bonus		Compensation		Stock	SARs	Compensation
Name and Principal Position	Year	($)		($)(1)		($)		($)(2)	(#)	($)(3)

John D. Correnti (4)	2002	600,000		0		723,421	(5)	0	0	66,855
Chief Executive Officer	2001	534,231		273,170	(6)	170,182		0	0	57,189
	2000	300,115	(7)	288,300	(6)	0		630,250 (8)	1,000,000	30,463
James A. Todd, Jr. (9)	2002	470,000		0		227,684	(10)	0	0	6,855
Chief Administrative	2001	454,808	(6)	0		227,684	(10)	0	0	11,266
Officer	2000	175,000	(6)	0		236,441	(10)	0	300,000	6,007
J. Daniel Garrett	2002	227,115		0		0		0	0	29,074
Chief Financial Officer &	2001	199,423		0		0		0	0	24,651
Executive Vice President	2000	161,923	(7)	0		0		0	72,000	26,736
Michael J. Wagner	2002	195,385		0		0		0	0	25,762
Chief Operating Officer &	2001	155,385		0		0		0	0	5,139
Executive Vice President (11)	2000	34,615		0		0		0	30,000	3,996
Robert G. Wilson	2002	180,000		0		730,280	(12)	0	0	19,277
Vice President- Rebar	2001	174,154		0		0		0	0	5,878
Sales	2000	178,615	(7)	0		0		0	98,000	10,266

(1)	Represents cash incentive compensation accrued for the fiscal year (but paid in the subsequent fiscal year).
(2)	The value of the Restricted Stock awards shown in the table above reflects the number of shares awarded during the year indicated multiplied by the closing market price of the Company’s unrestricted common stock on the date of the award (net of any consideration paid by the Named Executive Officer). The number and dollar value of all Restricted Stock holdings of the Named Executive Officers with respect to which the restrictions have not lapsed as of October 1, 2002, calculated using the closing market price of the Company’s unrestricted common stock on June 30, 2002, was as follows: 33,334 shares ($12,000) by Mr. Correnti.
(3)	The compensation reported represents Company contributions to the 401(k) Plan, premiums for life insurance, and contributions to the Birmingham Steel Corporation Executive Retirement and Compensation Deferral Plan (the “ERP/CDP”). The following information is provided with respect to the specific allocation of compensation shown in this column for the Named Executive Officers for the fiscal year ended June 30, 2002.

		Term and Whole
Name	401(k)Plan $	Life Insurance $	ERP/CDP $

John D. Correnti	5,100	1,755	60,000
James A. Todd, Jr.	5,100	1,755	0
J. Daniel Garrett	5,100	1,262	22,712
Michael J. Wagner	4,962	1,262	19,539
Robert G. Wilson	5,100	1,024	13,154

(4)	Mr. Correnti became Chairman of the Board and Chief Executive Officer of the Company on December 2, 1999.
(5)	Includes $129,491 for reimbursement of closing costs on sale of his house, $417,764 for reimbursement on the loss incurred on the sale of his house, $161,328 for reimbursement of relocation expenses and $10,070 for reimbursement of payroll taxes on the vesting of restricted stock.
(6)	Paid principally in common stock of the Company except for sufficient funds to pay income taxes.
(7)	Includes amounts deferred by Named Executive Officers pursuant to the ERP/CDP.
(8)	Includes the value of Restricted Stock awards granted under the 1990 Management Incentive Plan (“MIP”) on the date of such grants. Restricted Stock awards under the 1990 MIP were made in the discretion of the Compensation and Stock Option Committee of the Board of Directors, and recipients pay only a nominal consideration (par value) for the issuance of the Restricted Stock. Mr. Correnti was awarded 100,000 shares on December 7, 1999 at a per share price of $6.3125, which vest in equal increments of one-third over three years.
(9)	Mr. Todd rejoined the Company as a director and Chief Administrative Officer on December 2, 1999. Mr. Todd previously served as Chairman of the Board and Chief Executive Officer of the Company from 1991 until January 1996.
(10)	Represents retirement payments made to Mr. Todd under provisions of the Company’s Management Security Plan.
(11)	Mr. Wagner joined the Company on April 10, 2000.
(12)	Includes a distribution of $726,323 paid to Mr. Wilson under the Company’s Executive Retirement Plan.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
AND FISCAL YEAR-END OPTION VALUES

     The following table provides certain information concerning each exercise of stock options during the fiscal year ended June 30, 2002, by each of the Named Executive Officers, and the fiscal year-end value of unexercised options held by such persons, under the Company’s 1990 MIP, 1997 MIP and 2000 MIP.

			Number Of
			Securities	Value Of
			Underlying	Unexercised
			Unexercised	In-The-Money
			Options At	Options At
			FY-End (#)	FY-End ($)

	Shares Acquired	Value	Exercisable/	Exercisable/
Name	On Exercise (#)	Realized ($)	Unexercisable	Unexercisable (1)

John D. Correnti	0	0	400,000/600,000	0/0
James A. Todd, Jr.	0	0	300,000/0	0/0
J. Daniel Garrett	0	0	70,899/34,601	0/0
Michael J. Wagner	0	0	20,000/10,000	0/0
Robert G. Wilson	0	0	77,933/33,067	0/0

(1)	The stock options were granted under the 1990 MIP, the 1997 MIP and the 2000 MIP. The closing price of the Common Stock at June 30, 2002, was $.36 per share. The actual value, if any, an executive may realize will depend upon the amount by which the market price of the Company’s Common Stock exceeds the exercise price when the options are exercised.

Executive Retirement And Compensation Deferral Plan

     The Company’s Executive Retirement and Compensation Deferral Plan (“ERP/CDP”) is a non-qualified deferred compensation plan pursuant to which, prior to January 1, 2001, key members of management could defer compensation in amounts between 2% and 20% of bi-weekly base pay and 5% to 50% of bonus pay, which amounts were deemed to be credited to their CDP Accounts under the Plan. Effective January 1, 2001, the deferred compensation portion of the Plan was suspended and the CDP Accounts of the plan participants were thereafter distributed to plan participants. The retirement components for the ERP participants consist of ongoing Company contributions equal to 10% of eligible compensation, which contributions are deemed to be credited at the end of each quarter and are fully vested. Benefits under the ERP/CDP are unfunded and are payable from the Company’s general assets. CDP accounts were deemed to be credited with bonus interest of 4% for those employed at the end of each plan year, with interest becoming 100% vested after completion of five years of participation in the ERP/CDP, except full vesting occurs in the event of a Change in Control or the participant’s death, disability, attainment of the normal retirement age of sixty-five, or attainment of age sixty and completion of fifteen years of service. Upon normal retirement, benefits are paid based upon the method of distribution previously selected by the participant. A lump sum of the vested balance is paid upon other termination of employment. Upon death, all account balances plus twice the participant’s annual base pay rate are paid to the participant’s designated beneficiary.

Executive Severance Plan

     The Birmingham Steel Corporation Executive Severance Plan (the “Severance Plan”) is limited to a select number of key members of management of the Company as designated by the Board of Directors, including the executive officers named in the Summary Compensation Table and is designed to reassure participants in the event of a Change in Control (as defined below) of the Company, so that they can continue to focus their time and energy on business-related concerns rather than personal concerns. A Change in Control is generally defined as (i) the acquisition by any person, entity, or group of 15% or more of the combined voting power of the Company’s outstanding securities; (ii) a change in the majority of the Board of Directors within a period of two consecutive years or less unless the new directors were elected or nominated by at least two-thirds of the continuing directors; or (iii) the consummation of a transaction requiring stockholder approval for the acquisition of the Company by an entity other than the Company or a subsidiary through the purchase of assets, by merger, or otherwise. A participant is entitled to benefits under the Severance Plan if, within two years after a Change in Control, the participant’s employment is terminated by the Company without Substantial Cause (as defined below) or is voluntarily terminated by the participant for Good Reason (as defined below). “Substantial Cause” for purposes of the Severance Plan shall mean: (i) a participant’s felony conviction (or failure to contest prosecution for a felony); or (ii) a participant’s willful misconduct or dishonesty, in each case that is materially harmful to the business or reputation of the Company. “Good Reason” is defined as: (i) the assignment to the participant of duties that are materially inconsistent with the participant’s position immediately prior to the Change in Control or a change in the participant’s title or office from that in effect immediately prior to the Change in Control without his or her consent; (ii) a reduction in the participant’s salary as in effect immediately prior to the Change in Control or the Company’s failure to increase the participant’s salary by a specified percentage and by a specified date; (iii) a change in the participant’s principal work location to a location more than 25 miles from his or her principal work location immediately prior to the Change in Control; (iv) the Company’s failure to maintain any benefit or compensation plan (collectively, “Plans”) in which the participant was participating immediately prior to the Change in Control, a reduction of the participant’s benefits under the Plans, or the failure to provide the participant with the same number of vacation days to which he or she was entitled prior to the Change in Control; (v) the Company’s failure to pay the participant any compensation within seven days of its due date; (vi) the failure of any successor to the Company to assume the obligations pursuant to the Severance Plan; or (vii) any purported termination of the participant’s employment by the Company in a manner inconsistent with the Severance Plan.

     Severance payments and benefits under the Severance Plan include (i) a lump sum payment equal to two or three times (as applicable) the sum of the participant’s annual salary and target bonus and (ii) continued participation in Company welfare benefit plans for a number of years equal to the multiple applicable to the participant as described in clause (i).

     In the event any payment or benefit received by a participant is deemed to be a “parachute payment” under the Internal Revenue Code (the “Code”), the payments and benefits payable under the Severance Plan will be reduced so that they will not be subject to the excise taxes imposed by the Code, but only if reducing the payments and benefits will result in a greater after-tax benefit to the participant.

Director Compensation

     For fiscal 2002 and pursuant to the Company’s Directors’ Compensation Plan, the Company awarded each non-employee director 1,500 shares of Company Common Stock as his or her annual retainer fee and paid each non-employee director $1,000 (in Company stock) for each meeting of the Board of Directors or committee thereof ($1,500 to the Chairman of a committee) attended by such director, plus reasonable travel expenses. Directors who are also employees of the Company are not separately compensated for their services as a director.

     A non-employee director is permitted to defer receipt of his or her annual retainer award and/or meeting fees during the term of his or her directorship pursuant to a Deferred Compensation Plan adopted by the Board of Directors. Currently, one director has elected to have meeting fees deferred and accumulated in phantom stock units. Phantom stock units are hypothetical shares of the Company’s stock. Phantom stock units are credited to an account for the director and no tax is payable by the director at the time of such crediting. Upon termination as a director of the Company, the director receives actual shares of the Company in an amount equal to the number of deferred phantom shares credited to such director’s account. Upon a Change in Control, all deferred accounts will be paid out to the directors.

Director Stock Option Plan

     In 2000, the Company’s Board of Directors and stockholders approved the Birmingham Steel Corporation 2000 Director Stock Option Plan (the “2000 Director Plan”). The 2000 Director Plan is a continuation of the Company’s original Director Stock Option Plan adopted in 1996 (the “1996 Director Plan”). The purpose of the Director Plan is to provide stock-based compensation to eligible directors of the Company in order to encourage the highest level of director performance and to promote long-term stockholder value. The Director Plan provides such directors with a proprietary interest in the Company’s success and progress through annual grants of options to purchase shares of the Company’s Common Stock.

     Participation in the Director Plan is limited to Company directors who are not employees of the Company or any of its subsidiaries. There are currently seven directors eligible to participate in the Director Plan.

     Under the Director Plan, on the date of each Annual Meeting of the Company’s stockholders, each non-employee director will be granted a non-qualified stock option to purchase 5,000 shares of Common Stock at a purchase price equal to the greater of the fair market value per share of the common stock on such grant date or $4.5625.

     Each option granted under either Director Plan vests on the first anniversary of the date of grant and remains exercisable for a period of ten (10) years beginning on the date of its grant. In the event of termination of service of a director by reason of disability or death, options held by such director shall be immediately exercisable and, if issued under the 1996 Director Plan, may be exercised until the earlier of the expiration of the stated term of the option or the first anniversary of the death or disability of such director (as the case may be), or, if issued under the 2000 Director Plan, may be exercised until the expiration of the stated term of the option. In the event of termination of service of a director by reason of retirement, any options held by such director may thereafter be exercised (to the extent then exercisable) until the earlier of the expiration of the stated term of the option or the third anniversary of the effective date of the director’s retirement if issued under the 1996 Director Plan, or until the expiration of the stated term of the option if issued under the 2000 Director Plan. If a director who has retired dies while any option is still outstanding, the option may be exercised by the former director’s legal representative until the earlier of the expiration of the stated term of the option or the first anniversary of the death of the former director if issued under the 1996 Director Plan, or until the expiration of the stated term of the option if issued under the 2000 Director Plan.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

	Number of Shares		Percent
Name of Beneficial Owner	Beneficially Owned		of Class

Directors and Officers
James W. McGlothlin	2,758,414	(1)(2)	8.4%
John D. Correnti	783,578	(3)	2.4%
James A. Todd, Jr.	589,951	(4)	1.8%
Steven R. Berrard	172,391	(5)	*
Robert M. Gerrity	135,686	(5)	*
Jerry E. Dempsey	128,010	(5)	*
Robert G. Wilson	120,013	(6)	*
Donna M. Alvarado	115,509	(5)	*
Alvin R. Carpenter	115,257	(7)	*
Robert H. Spilman	96,540	(5)	*
J. Daniel Garrett	77,284	(8)	*
Michael J. Wagner	22,500	(9)	*
Directors and executive officers as a group (12 persons)	5,115,133	(10)	15.5%

*	Less than 1%

(1)	Includes 2,588,633 shares owned of record or beneficially owned by The United Company and its affiliates. Mr. McGlothlin shares controlling ownership over The United Company and therefore shares voting and dispositive powers with respect to the aforementioned shares.
(2)	Includes 25,000 shares owned directly by Mr. McGlothlin’s spouse, 5,264 phantom stock units and 15,000 shares subject to stock options exercisable within 60 days.
(3)	Includes 33,334 shares of Restricted Stock awarded under the 1990 MIP, 400,000 shares subject to stock options exercisable within 60 days, 16,468 shares held in the Company’s 401(k) Plan and 8,000 shares owned directly by Mr. Correnti’s spouse.
(4)	Includes 74,549 shares owned directly by Mr. Todd’s spouse, 300,000 shares subject to stock options exercisable within 60 days and 29,452 shares held in the Company’s 401(k) Plan.
(5)	Includes 15,000 shares subject to stock options exercisable within 60 days.
(6)	Includes 14,574 shares held in the Company’s 401(k) Plan and 77,933 shares subject to stock options exercisable within 60 days.
(7)	Includes 95,757 phantom stock units and 15,000 shares subject to stock options exercisable within 60 days.
(8)	Includes 82 shares held in the Company’s 401(k) Plan and 70,899 shares subject to stock options exercisable within 60 days.
(9)	Includes 20,000 shares subject to stock options exercisable within 60 days.
(10)	Includes an aggregate of 868,832 shares subject to stock options held by certain officers, an aggregate of the 33,334 shares of Restricted Stock awarded under the 1990 MIP, an aggregate of 105,000 shares subject to options granted under the Company’s 1996 and 2000 Director Stock Option Plans, and an aggregate of 101,021 shares granted as phantom stock units.

Employees, Officers and Directors own 27 % of the Company’s Common Stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During fiscal 2002, the Company paid an aggregate of $66,192 for private aircraft services to Nicholas Aviation, which is 80% owned by Mr. Correnti’s spouse. The Company pays Nicholas Aviation normal market rates for such services.

PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

ITEM 14 (a) 1.     INDEX TO CONSOLIDATED STATEMENTS COVERED BY REPORT OF INDEPENDENT AUDITORS

     The following Consolidated Financial Statements of Birmingham Steel Corporation are included in Item 8:

         Consolidated Balance Sheets—June 30, 2002 and 2001

         Consolidated Statements of Operations—Years ended June 30, 2002, 2001 and 2000

         Consolidated Statements of Changes in Stockholders’ Equity—Years ended June 30, 2002, 2001 and 2000

         Consolidated Statements of Cash Flows—Years ended June 30, 2002, 2001 and 2000

         Notes to Consolidated Financial Statements—June 30, 2002, 2001 and 2000

         Report of Ernst & Young LLP, Independent Auditors

ITEM 14 (a) 2.     INDEX TO CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

     The following consolidated financial statement schedule is included in item 14 (d) of this report.

Form 10-K

Schedule II—Valuation and Qualifying Accounts—Years ended June 30, 2002, 2001 and 2000

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

ITEM 14 (b).     REPORTS ON FORM 8-K

     On May 30, 2002, the Company filed a Current Report on Form 8-K regarding the sale of substantially all of the Company’s assets to a wholly-owned subsidiary of Nucor Corporation.

     On June 2, 2002, the Company filed a Current Report on Form 8-K regarding the Company’s voluntary petition for relief under Chapter 11 of title 11 of the United States Code before the U.S. Bankruptcy Court for the District of Delaware in accordance with the Company’s Plan Support Agreement between the Company, Nucor, and the Company’s secured lenders.

ITEM 14 (c)     EXHIBITS

Exhibit	Description of Exhibits

3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference from Form 8-A, Exhibit 2.2, filed November 16, 1986)

3.2	By-laws of the Registrant as amended on August 3, 1999 (incorporated by reference to Exhibit 3.1 from Current Report on Form 8-K filed August 11, 1999)

4.1	Amended and Restated $130,000,000 Senior Note Purchase Agreement dated as of October 12, 1999 between the registrant and the financial parties thereto (incorporated by reference to Exhibit 4.1.4 from Form 10-K/A for the year ended June 30, 1999)

4.1.1	Second Amendment to the Amended and Restated $130,000,000 Senior Note Purchase Agreement dated May 15, 2000 (incorporated by reference to Exhibit 4.1.1 from Annual Report on Form 10-K for year ended June 30, 2000)
4.1.2	Third Amendment to the Amended and Restated $130,000,000 Senior Note Purchase Agreement dated February 20, 2001 (incorporated by reference to Exhibit 4.1.2 from Form 10-Q/A for quarter ended December 31, 2000)

4.1.3	Fifth Amendment to Note Purchase Agreement Re: Amended and Restated $130,000,000 Senior Note Purchase Agreement dated March 31, 2002 (incorporated by reference from Exhibit 99.3 to Form 8-K dated March 29, 2002)

4.2	Amended and Restated $150,000,000 Senior Note Purchase Agreement dated as of October 12, 1999 (incorporated by reference to Exhibit 4.2.3 from Form 10-K/A for the year ended June 30, 1999)

4.2.1	Second Amendment to the Amended and Restated $150,000,000 Senior Note Purchase Agreement dated May 15, 2000 (incorporated by reference to Exhibit 4.2.1 from Annual Report on Form 10-K for year ended June 30, 2000)

4.2.2	Third Amendment to the Amended and Restated $150,000,000 Senior Note Purchase Agreement dated February 20, 2001 (incorporated by reference to Exhibit 4.2.2 from Form 10-Q/A for quarter ended December 31, 2000)

4.2.3	Fifth Amendment to Note Purchase Agreement Re: Amended and Restated $150,000,000 Senior Note Purchase Agreement dated March 31, 2002 (incorporated by reference from Exhibit 99.4 to Form 8-K dated March 29, 2002)

4.3	Letter from Birmingham Steel Corporation to Senior Noteholders dated October 13, 1999 (incorporated by reference to Exhibit 4.3 from Form 10-K/A for the year ended June 30, 1999)

4.4	Shareholder Rights Plan of Registrant (incorporated by reference from Form 8-K filed January 23, 1996)

4.5	Reimbursement Agreement, dated as of October 1, 1996, between Birmingham Steel Corporation and PNC Bank, Kentucky, Inc. (incorporated by reference to Exhibit 4.1 from Form 10-Q for quarter ended December 31, 1996)

4.5.1	Fifth Amendment to the Reimbursement Agreement, dated as of February 20, 2001, between Birmingham Steel Corporation and PNC Bank, Kentucky, Inc. (incorporated by reference to Exhibit 4.5.1 from Form 10-Q/A for quarter ended December 31, 2000)

4.6	Warrant Agreement dated May 15, 2000, between the Registrant and the warrant holders parties thereto (incorporated by reference to Exhibit 4.6 from Annual Report on Form 10-K for year ended June 30, 2000)

4.6.1	First Amendment to the Warrant Agreement dated February 20, 2001, between the Registrant and the warrant holders parties thereto (incorporated by reference to Exhibit 4.6.1 from Form 10-Q/A for quarter ended December 31, 2000)

10.1	1986 Stock Option Plan of Registrant, as amended (incorporated by reference from Registration Statement on Form S-8 (No. 33-16648), filed August 20, 1987)

10.2	Amended and Restated Management Security Plan, effective January 1, 1994 (incorporated by reference to Exhibit 1.2 from Form 10-K for year ended June 30, 1994)

10.4	Supply Agreement, dated as of August 2, 1985, among MC Acquisition Corp., Birmingham Bolt Company, Inc., Magna Corporation, Contractors Material Co., Inc., and Hackney Steel Co., Inc. (incorporated by reference to Exhibit 10.6.3 from Registrant Statement No. 33-945 filed November 20, 1985)

10.5	1989 Non-Union Employees’ Stock Option Plan of the Registrant (incorporated by reference to Exhibit 4.1 from a Registration Statement on Form S-8, Registration No. 33-30848, filed August 31, 1989)

10.6	Restated Birmingham Steel Corporation 401(k) Plan restated as of January 1, 1990 (incorporated by reference to Exhibit 4.1 from Post-Effective Amendment No. 1 to Form S-8, Registration No. 33-23563, filed July 12, 1990)

10.7	Special Severance Benefits Plan of the Registrant (incorporated by reference to Exhibit 10.12 from the Annual Report on Form 10-K for the Year ended June 30, 1989)

10.8	Lease Agreement, as amended, dated July 13, 1993 between Torchmark Development Corporation and Birmingham Steel Corporation (incorporated by reference to Exhibit 10.12 from Annual Report on Form 10-K for year ended June 30, 1993)

10.8.1	Third Amendment to Lease Agreement, dated November 30, 1993, between Torchmark Development Corporation and Birmingham Steel Corporation (incorporated by reference to Exhibit 10.8.1 from Annual Report on Form 10-K for year ended June 30, 1997)

10.8.2	Fourth Amendment to Lease Agreement, dated June 13, 1994, between Torchmark Development Corporation and Birmingham Steel Corporation (incorporated by reference to Exhibit 10.8.2 from Annual Report on Form 10-K for year ended June 30, 1997)

10.8.3	Fifth Amendment to Lease Agreement, dated September 6, 1995, between Torchmark Development Corporation and Birmingham Steel Corporation (incorporated by reference to Exhibit 10.8.3 from Annual Report on Form 10-K for year ended June 30, 1997)

10.8.4	Sixth Amendment to Lease Agreement, dated April 11, 1997, between Torchmark Development Corporation and Birmingham Steel Corporation (incorporated by reference to Exhibit 10.8.4 from Annual Report on Form 10-K for year ended June 30, 1997)

10.8.5	Seventh Amendment to Lease Agreement, dated April 11, 1997, between Torchmark Development Corporation and Birmingham Steel Corporation (incorporated by reference to Exhibit 10.8.5 from Annual Report on Form 10-K for year ended June 30, 1997)

10.8.6	Eighth Amendment to Lease Agreement, dated April 11, 1997, between Torchmark Development Corporation and Birmingham Steel Corporation (incorporated by reference to Exhibit 10.8.6 from Annual Report on Form 10-K for the year ended June 30, 1998)

10.9	1990 Management Incentive Plan of the Registrant (incorporated by reference to Exhibit 4.1 from a Registration Statement on Form S-8, Registration No. 33-41595, filed July 5, 1991)

10.10	1992 Non-Union Employees’ Stock Option Plan of the Registrant (incorporated by reference to Exhibit 4.1 from a Registration Statement on Form S-8, Registration No. 33-51080, filed August 21, 1992)

10.11	Employment Agreement, dated May 12, 2000, between Registrant and John D. Correnti (incorporated by reference to Exhibit 10.11 from Annual Report on Form 10-K for year ended June 30, 2000)

10.11.1	Amendment to Employment Agreement, dated May 12, 2000, between Registrant and John D. Correnti (incorporated by reference to Exhibit 10.11.1 from Annual Report on Form 10-K for year ended June 30, 2000)

10.11.2	Amendment to Employment Agreement dated April 19, 2002, between Registrant and John D. Correnti (incorporated by reference from Exhibit 10.4 to Form 10-Q for the quarter ended March 31, 2002)

10.12	Stock Accumulation Plan of the Registrant (incorporated by reference to Exhibit 4.1 from a Registration Statement on Form S-8, Registration No. 33-64069, filed November 8, 1995)

10.13	Lease Agreement, dated January 7, 1997, between Torchmark Development Corporation and Birmingham Southeast, L.L.C. (incorporated by reference to Exhibit 10.13 from Annual Report on Form 10-K for year ended June 30, 1998)

10.14	Director Stock Option Plan of the Registrant (incorporated by reference to exhibit 10.1 from Form 10-Q for quarter ended September 30, 1996)

10.15	Director Compensation Plan of the Registrant (incorporated by reference to Exhibit 10.18 from Form 10-K/A for the year ended June 30, 1999)

10.16	Amended and Restated Executive Severance Plan of the Registrant (incorporated by reference to Exhibit 10.19 from Annual Report on From 10-K for the year ended June 30, 1999)

10.17	Chief Executive Officer Incentive Compensation Plan of the Registrant (incorporated by reference to Exhibit 10.2 from Form 10-Q for quarter ended September 30, 1996)

10.18	Equity Contribution Agreement among American Iron Reduction, L.L.C., GS Technologies Operating Co., Inc., Birmingham Steel Corporation and Nationsbank, N.A., dated August 30, 1996 (incorporated by reference to Exhibit 10.3 from Form 10-Q for quarter ended September 30, 1996)

10.19	DRI Purchase Agreement between Birmingham Steel Corporation and American Iron Reduction, L.L.C., dated as of August 30, 1996 (incorporated by reference to Exhibit 10.4 from Form 10-Q for quarter ended September 30, 1996)

10.19.1	Amended and Restated DRI Purchase Agreement between Birmingham Steel Corporation and American Iron Reduction, L.L.C. dated as of May 5, 2000 (incorporated by reference to Exhibit 10.19.1 from Annual Report on Form 10-K for year ended June 30, 2000)

10.20	Operating Agreement between Birmingham Steel Corporation and Raw Material Development Co., Ltd., dated as of September 18, 1996 (incorporated by reference to Exhibit 10.5 from Form 10-Q for quarter ended September 30, 1996)

10.21	Asset Purchase Agreement, dated as of October 31, 1996, among Mitsui & Co., Ltd., R. Todd Neilson, as Chapter 11 Trustee for the bankruptcy estate of Hiuka America Corporation, All-Ways Recycling Company, B&D Auto & Truck Salvage, and Weiner Steel Corporation (incorporated by Reference to Exhibit 10.1 from Form 10-Q for quarter ended December 31, 1996)

10.22	Contribution Agreement, dated as of November 15, 1996, among IVACO, Inc., Atlantic Steel Industries, Inc., Birmingham Steel Corporation and Birmingham Southeast, L.L.C. (incorporated by reference from Current Report on Form 8-K filed December 12, 1996)

10.23	$300 million Credit Agreement, dated as of March 17, 1997 by and among Birmingham Steel Corporation, as Borrower, the financial institutions party hereto and their assignees under section 12.5.(d), as Lenders, PNC Bank, National Association and The Bank of Nova Scotia, as Co-agents and Nationsbank, N.A. (South), as Agent and as Arranger (incorporated by reference to Exhibit 10.1 from Form 10-Q for quarter ended March 31, 1997)

10.23.1	First Amendment to Credit Agreement dated June 23, 1998 (incorporated by reference to Exhibit 10.2 from Current Report on Form 8-K filed September 30, 1999)

10.23.2	Second Amendment to Credit Agreement dated September 30, 1998 (incorporated by reference to Exhibit 10.1 from Form 10-Q for quarter ended December 31, 1998)

10.23.3	Third Amendment to Credit Agreement dated July 27, 1999 (incorporated by reference to Exhibit 10.4 from Current Report on Form 8-K filed September 30, 1999)

10.23.4	Fourth Amendment to Credit Agreement dated September 28, 1999 (incorporated by reference to Exhibit 10.5 from Current Report on Form 8-K filed September 30, 1999)

10.23.5	Fifth Amendment to Credit Agreement dated October 12, 1999 (incorporated by reference to Exhibit 10.26.5 from Annual Report on Form 10-K/A for year ended June 30, 1999)

10.23.6	Seventh Amendment to Credit Agreement dated May 15, 2000 (incorporated by reference to Exhibit 10.23.6 from Annual Report on Form 10-K for year ended June 30, 2000)

10.23.7	Eighth Amendment to Credit Agreement dated February 20, 2001 (incorporated by reference from Exhibit 10.23.7 to Form 10-Q/A for quarter ended December 31, 2000)

10.23.8	Tenth Amendment to Credit Agreement dated February 20, 2001 (incorporated by reference to Exhibit 99.2 to Form 8-K filed on March 29, 2002)

10.24	Collateral Agency and Intercreditor Agreement dated October 12, 1999 (incorporated by reference to Exhibit 10.26.6 from Form 10-K/A for the year ended June 30, 1999)

10.24.1	Amended and Restated Collateral Agency and Intercreditor Agreement dated May 15, 2000 amending and restating the Collateral Agency and Intercreditor Agreement dated October 12, 1999 (incorporated by reference to Exhibit 10.24.1 from Annual Report on Form 10-K for year ended June 30, 2000)

10.25	$25,000,000 Credit Agreement dated as of May 15, 2000, by and among Birmingham Southeast, L.L.C., as Borrower, the financial institutions party thereto, as lenders, and Bank of America, N.A., as agent (incorporated by reference to Exhibit 10.25 from Annual Report on Form 10-K for year ended June 30, 2000)

10.25.1	First Amendment to the $25,000,000 Credit Agreement dated as of February 20, 2001, by and among Birmingham Southeast, L.L.C., as Borrower, the financial institutions party thereto, as lenders, and Bank of America, N.A., as agent (incorporated by reference from Exhibit 10.25.1 to Form 10-Q/A for quarter ended December 31, 2000)

10.26	Security Agreement dated as of October 12, 1999, executed by Birmingham Steel Corporation, as Debtor, in favor of State Street Bank and Trust Company, as Collateral Agent, for the benefit of the secured parties named therein (incorporated by reference to Exhibit 10.26 from Annual Report on Form 10-K for year ended June 30, 2000)

10.26.1	Security Agreement dated as of May 15, 2000, executed by Birmingham Southeast, L.L.C., as Debtor, in favor of SouthTrust Bank, National Association, as Collateral Agent, for the benefit of the secured parties named therein (incorporated by reference to Exhibit 10.26.1 from Annual Report on Form 10-K for year ended June 30, 2000)

10.27	Amended and Restated Collateral Agency and Intercreditor Agreement dated May 15, 2000 amending and restating the Collateral Agency and Intercreditor Agreement dated November 12, 1999 (incorporated by reference to Exhibit 10.27 from Annual Report on Form 10-K for year ended June 30, 2000)

10.28	Executive Retirement and Compensation Deferral Plan of the Registrant (incorporated by reference to Exhibit 10.22 from Annual Report on Form 10-K for year ended June 30, 1998)

10.28.1	Amendment Number Two to the Executive Retirement and Compensation Deferral Plan of the Registrant (incorporated by reference from Form 10-Q for quarter ended March 31, 2001)

10.29	1997 Management Incentive Plan of the Registrant (incorporated by reference to Exhibit 4.6 from a Registration Statement on Form S-8, Registration No. 333-46771, filed February 24, 1998)

10.30	Master Restructure Agreement among American Iron Reduction L.L.C., GS Industries, GS Technologies Operating Co., Inc., Birmingham Steel Corporation, Bank of America, N.A., and Canadian Imperial Bank of Commerce dated May 5, 2000 (incorporated by reference to Exhibit 10.30 from Annual Report on Form 10-K for year ended June 30, 2000)

10.31	Letter agreement dated February 20, 2001 between the Company and the Memphis Leaseholders (incorporated by reference to Exhibit 10.32 from Form 10-Q/A for quarter ended December 31, 2000)

10.32	2000 Management Incentive Plan of the Registrant (incorporated by reference to Exhibit 4.4 from Registration Statement on Form S-8, Registration No. 333-57048, filed March 14, 2001)

10.33	2000 Director Stock Option Plan of the Registrant (incorporated by reference to Exhibit 4.4 from Registration Statement on Form S-8, Registration No. 333-57032, filed March 14, 2001)

10.34	Third Amended Plan of Reorganization of the Company and its subsidiaries dated September 12, 2002 (incorporated by reference to Exhibit 1 from form 8-K filed on September 27, 2002.

10.35	Amended and Restated Disclosure Statement for Joint Plan of Reorganization of the Company and its subsidiaries under Chapter 11 of the U.S. Bankruptcy Code (incorporated by reference to Exhibit 2 from Form 8-K filed in September 27, 2002)

10.36	Confirmation Order of the Third Amended and Restated Joint Plan of Reorganization of the Company and its subsidiaries entered by the Court on September 17, 2002 (incorporated by reference to Exhibit 3 from Form 8-K filed on September 27, 2002)

22.1	Subsidiaries of the Registrant*

23.1	Consent of Ernst & Young LLP, Independent Auditors*

99.1	Certification of Chief Executive Officer*

99.2	Certification of Chief Financial Officer*

* Being filed herewith

ITEM 14 (d)     FINANCIAL STATEMENTS

     The list of financial statements and schedules referred to in Items 14(a)(1) and 14(a)(2) is incorporated herein by reference.

BIRMINGHAM STEEL CORPORATION

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance	Charged
	at	to Costs				Balance at
	Beginning	and				End of
	of Year	Expenses		Deductions		Year

Year Ended June 30, 2002:
Deducted from assets accounts:
Allowance for doubtful accounts	$2,146	$1,640		$1,029	(A)	$2,757
Provision for estimated losses for SBQ division during disposal period	10,137	18,958	(B)	23,095	(C)	6,000
Provision for estimated loss on disposal of discontinued operations	136,836	—		136,836	(C)	—

	$149,119	$20,598		$160,960		$8,757

Year Ended June 30, 2001:
Deducted from assets accounts:
Allowance for doubtful accounts	$1,614	$660		$128	(A)	$2,146
Provision for estimated losses for SBQ division during disposal period	—	35,963	(B)	25,826	(C)	10,137
Provision for estimated loss on disposal of discontinued operations	—	138,849	(B)	2,013	(C)	136,836

	$1,614	$175,472		$27,967		$149,119

Year Ended June 30, 2000:
Deducted from assets accounts:
Allowance for doubtful accounts	$1,207	$908		$501	(A)	$1,614
Provision for estimated losses for SBQ division during disposal period	56,544	(56,544	)(D)	—		—
Provision for estimated loss on disposal of discontinued operations	195,342	(195,342	)(D)	—		—

	$253,093	$250,978		$501		$1,614

(A)	Represents accounts written off
(B)	Represents the provision for the estimated loss on disposal of the SBQ segment.
(C)	Represents use of the reserve for loss on disposal of discontinued operations.
(D)	Represents the reversal of the 1999 provision for the loss on disposal of the SBQ segment.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the Undersigned, thereunto duly authorized.

BIRMINGHAM STEEL CORPORATION

/s/ John D. Correnti	10/14/2002

John D. Correnti	Date
Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

/s/	JOHN D. CORRENTI	Chairman of the Board, Chief	October 14, 2002
Executive Officer, Director
	John D. Correnti	(Principal Executive Officer)

/s/	JAMES A. TODD JR	Vice Chairman of the Board, Chief	October 14, 2002
Administrative Officer, Director
James A. Todd Jr.

/s/	DONNA M. ALVARADO	Director	October 14, 2002

Donna M. Alvarado

/s/	STEVEN R. BERRARD	Director	October 14, 2002

Steven R. Berrard

/s/	ALVIN R. CARPENTER	Director	October 14, 2002

Alvin R. Carpenter

/s/	JERRY E. DEMPSEY	Director	October 14, 2002

Jerry E. Dempsey

/s/	ROBERT M. GERRITY	Director	October 14, 2002

Robert M. Gerrity

/s/	JAMES W. MCGLOTHLIN	Director	October 14, 2002

James W. McGlothlin

/s/	ROBERT H. SPILMAN	Director	October 14, 2002

Robert H. Spilman

/s/	J. DANIEL GARRETT	Chief Financial Officer –	October 14, 2002
Executive Vice President
J. Daniel Garrett

/s/	BRANT R. HOLLADAY	Vice President – Controller	October 14, 2002

Brant R. Holladay

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

     Section 302 Certification

I, John D. Correnti, certify that:

(1)	I have reviewed this Annual Report on Form 10-K of Birmingham Steel Corporation, a Delaware corporation (the “registrant”);
(2)	Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;
(3)	Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for the periods presented in this Annual Report.

Date: October 14, 2002

By: /s/ John D. Correnti

John D. Correnti Chairman of the Board, Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER

Section 302 Certification

I, J. Daniel Garrett, certify that:

(1)	I have reviewed this Annual Report on Form 10-K of Birmingham Steel Corporation, a Delaware corporation (the “registrant”);
(2)	Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;
(3)	Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for the periods presented in this Annual Report

Date: October 14, 2002

By: /s/ J. Daniel Garrett

J. Daniel Garrett Chief Financial Officer Executive Vice President