Form 10-Q
period 2002-09-30
BIRMINGHAM STEEL CORP
filed 2002-10-31
CIK 779334

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to

Commission File No. 1-9820

BIRMINGHAM STEEL CORPORATION
(Debtor-in-Possession)

DELAWARE	13-3213634

(State of Incorporation)	(I.R.S. Employer Identification No.)

1000 Urban Center Parkway, Suite 300
Birmingham, Alabama 35242

(205) 970-1200

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes [x] No [ ].

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at October 24, 2001

Common Stock, $.01 par value	31,948,037 Shares

Item 1 – Financial Statements (unaudited)

BIRMINGHAM STEEL CORPORATION
(Debtor-in-Possession)

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30,	June 30,
	2002	2002

	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$2,833	$755
Accounts receivable, net of allowance for doubtful accounts of $983 at September 30, 2002 and $2,757 at June 30, 2002	59,182	58,250
Inventories	65,890	66,042
Other current assets	9,013	8,478
Current assets of discontinued operations	2,566	3,019

Total current assets	139,484	136,544
Property, plant and equipment:
Land and buildings	101,200	101,200
Machinery and equipment	351,348	350,882
Construction in progress	11,130	11,396

	463,678	463,478
Less accumulated depreciation	(277,164)	(271,016)

Net property, plant and equipment	186,514	192,462
Excess of cost over net assets acquired	6,211	6,211
Other	13,488	13,704
Non-current assets of discontinued operations	79,245	79,085

Total assets	$424,942	$428,006

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$28,068	$20,354
Accrued interest payable	217	134
Accrued adequate protection payments	3,955	3,001
Accrued payroll expenses	2,382	1,198
Accrued operating expenses	4,674	4,737
Other current liabilities	4,152	3,631
Debtor in possession revolver (DIP Facility)	23,182	9,973
Current liabilities – discontinued operations	1,809	1,574
Reserve for operating losses of discontinued operations	3,611	6,000

Total current liabilities	72,050	50,602
Liabilities subject to compromise	586,397	605,890
Stockholders’ deficit:
Preferred stock, par value $.01; authorized: 5,000,000 shares	—	—
Common stock, par value $.01; authorized: 195,000,000 shares; issued: 31,907,793 at September 30, 2002 and 31,857,083 at June 30, 2002	319	318
Additional paid-in capital	344,357	344,357
Unearned compensation	(34)	(87)
Accumulated deficiency	(578,147)	(573,074)

Total stockholders’ deficit	(233,505)	(228,486)

Total liabilities and stockholders’ deficit	$424,942	$428,006

See accompanying notes.

BIRMINGHAM STEEL CORPORATION
(Debtor-in-Possession)

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data; unaudited)

	Three Months Ended September 30,

	2002	2001

		(Restated)
Net sales	$134,794	$137,722
Cost of sales:
Other than depreciation and amortization	113,611	108,027
Depreciation and amortization	6,609	7,726

Gross profit	14,574	21,969
Selling, general and administrative expense	6,397	7,811

Operating income	8,177	14,158
Interest expense, including amortization of debt issue costs	320	10,257
Reorganization costs	13,389	—
Other income, net	444	79

Loss from continuing operations before income taxes	(5,088)	(3,980)
Provision for income taxes	(30)	—

Net loss from continuing operations	(5,058)	(3,980)
Discontinued operations:
Gain/(loss) from discontinued operations, net of tax	(16)	(15,287)

Net loss	$(5,074)	$(11,307)

Weighted average shares outstanding	31,867	31,167

Basic and diluted per share amounts:
(Loss)/income from continuing operations	$(0.16)	$0.13
Income/(loss) from discontinued operations	0.00	(0.49)

Net loss per share	$(0.16)	$(0.36)

See accompanying notes.

BIRMINGHAM STEEL CORPORATION
(Debtor-in-Possession)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands; unaudited)

	Three Months Ended
	September 30,

	2002	2001

		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/income from continuing operations	$(5,058)	$3,980
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,151	7,726
Provision for doubtful accounts receivable	180	90
Loss (income) from equity investments	(44)	9
Reorganization costs	13,389	—
Other	302	2,013
Changes in operating assets and liabilities:
Accounts receivable	(1,112)	(4,546)
Inventories	152	(3,210)
Other current assets	(535)	175
Accounts payable	(12,529)	3,859
Accrued liabilities	1,059	(265)
Deferred liabilities	94	280

Net cash provided by operating activities of continuing operations before reorganization costs	2,049	10,111
Reorganization costs paid	(10,116)	—
Net cash used in operating activities of discontinued operations	(899)	(12,454)

Net cash used in operating activities	(8,966)	(2,343)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(191)	(640)
Other non-current assets	—	(328)

Net cash used in investing activities of continuing operations	(191)	(968)
Net cash used in investing activities of discontinued operations	—	(148)

Net cash used in investing activities	(191)	(1,116)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net short-term borrowings	13,209	—
Borrowings under revolving credit facility	—	450,847
Payments on revolving credit facility	—	(446,601)
Other, net	—	(753)

Net cash provided by financing activities of continuing operations	13,209	3,493
Net cash used in financing activities of discontinued operations	(1,974)	(34)

Net cash provided by financing activities	11,235	3,459

Net increase (decrease) in cash and cash equivalents	2,078	—
Cash and cash equivalents at:
Beginning of period	755	935

End of period	$2,833	$935

See accompanying notes.

Birmingham Steel Corporation
(Debtor-in-Possession)

Notes to the Consolidated Financial Statements

1.     Description of Significant Accounting Policies

     Sale to Nucor, Chapter 11 Bankruptcy Proceedings and Going Concern

On May 30, 2002, Birmingham Steel Corporation (the Company) announced it had reached a definitive agreement to sell substantially all the assets of the Company and its subsidiaries to a wholly-owned subsidiary of Nucor Corporation (Nucor) for $615 million in cash. As a means of effecting the transaction and in accordance with the terms of the definitive agreement with Nucor, the Company and five of its subsidiaries filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code before the United States Bankruptcy Court for the District of Delaware (the Court). By order entered on September 17, 2002, the Company’s pre-arranged Chapter 11 plan (Plan of Reorganization) was confirmed by the Court, thereby approving the sale to Nucor and the distribution of sale proceeds proposed under the plan. On October 29, 2002, the U.S. Department of Justice (DOJ) closed its investigation of the transaction and granted early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act. The Company expects the sale to Nucor will close in late November or early December 2002. See further discussion of the transaction with Nucor and bankruptcy proceedings in Note 2.

The Company’s unaudited Consolidated Financial Statements have been prepared in conformity with the AICPA’s Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (SOP 90-7). The unaudited Consolidated Financial Statements are prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business and do not reflect adjustments that might result if the Debtors are unable to continue as a going concern. During the pendency of the Company’s Chapter 11 bankruptcy proceedings, the Company intends to sell substantially all of its assets to Nucor and liquidate or settle liabilities for amounts other than the carrying amounts in the unaudited Consolidated Financial Statements. SOP 90-7 also requires segregation of liabilities subject to compromise by the Court as of the bankruptcy filing date and identification of all transactions and events that are associated with the reorganization of the Company. Liabilities that are expected to be settled for an amount less than the face value of the liability as part of the Plan of Reorganization are classified as “Liabilities subject to compromise”. Costs incurred related to the bankruptcy are classified as “Reorganization costs”.

The Company believes provisions have been made in the accompanying unaudited Consolidated Financial Statements for the potential claims that could be estimated at the date of these financial statements based on the provisions of SFAS No. 5, “Accounting for Contingencies”. The amount of the claims filed by creditors with the Court in the Chapter 11 bankruptcy proceedings is significantly different than the amount of the liabilities recorded by the Company; however, the Company is disputing claims of various unsecured creditors. See further discussion in Note 2.

     Description of the Business

The Company owns and operates facilities in the mini-mill sector of the steel industry. In addition, the Company owns an equity interest in a scrap collection and processing operation. From these facilities, which are located across the U.S. and Canada, the Company produces a variety of steel products including semi-finished steel billets, reinforcing bars, merchant products such as rounds, flats, squares and strips, along with angles and channels less than three inches wide. These products are sold primarily to customers in the steel fabrication, manufacturing and construction business. The Company also has regional warehouse and distribution facilities that sell its finished products.

     Basis of Presentation

The accompanying unaudited Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The Consolidated Balance Sheet at June 30, 2002 has been derived from the audited financial statements at that date. In addition, the unaudited Statement of Operations for the three months ended September 30, 2001 has been restated to reflect the operating results of the Cartersville facility within discontinued operations.

In prior periods, the Company presented segment information in a note to the unaudited Consolidated Financial Statements. Since the Company now operates in a single segment due to the discontinuance of the SBQ segment, separate segment information is not presented.

In the opinion of management, all material adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the accompanying unaudited Consolidated Financial Statements. Operating results for interim periods reflected herein are not necessarily indicative of the results that may be expected for full fiscal year periods. Therefore, these unaudited Consolidated Financial Statements, and footnotes thereto, should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2002.

     Recent Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 addresses significant issues regarding the recognition, measurement and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities, relocate employees and termination benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 was issued in June 2002 and is not yet effective. The impact on the Company’s financial position and results of operations from adopting SFAS No. 146 has not been determined.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 44, and No. 64, Amendment of FASB Statement No. 13, and Technical Corrections”, which updates, clarifies and simplifies existing accounting pronouncements. SFAS No. 4, which required all gains and losses from the extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related tax effect, was rescinded, and as a result, SFAS 64, which amended SFAS No. 4, was rescinded as it was no longer necessary. SFAS No. 145 amended SFAS No. 13 to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Management has not yet determined the effects of adopting this statement on the financial position and results of operations.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which supersedes SFAS Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”. This new statement also supersedes certain aspects of the Accounting Principles Board Opinion (APB) No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, with regard to reporting the effects of a disposal of a segment of a business and will require expected future operating losses from discontinued operations to be reported in discontinued operations in the period incurred (rather than estimated as of the measurement date as was required by APB No. 30). The Company adopted the provisions of SFAS No. 144 in the second quarter of fiscal 2002 and reflected the loss on sale and operating losses from the Cartersville facility in discontinued operations in the accompanying unaudited Consolidated Financial Statements. Under the transition provisions of SFAS No. 144, any segment previously reported in discontinued operations will continue to be accounted for under provisions of APB No. 30. Accordingly, the SBQ segment will continue to be accounted for under APB No. 30.

     Reclassifications

Amounts for all periods have been reclassified to include the Cartersville, Georgia mini-mill financial position and operating results in discontinued operations.

2.     Sale to Nucor and Pre-arranged Reorganization Under Chapter 11 of the U.S. Bankruptcy Code

On February 14, 2002, Nucor announced an unsolicited offer to purchase substantially all of the Company’s assets for $500 million. The Company engaged CIBC World Markets Group to determine its strategic alternatives, including the possible sale of assets and also engaged in discussions with its secured lenders regarding the Nucor offer. The Company also formed a Special Committee comprised of outside members of the board of directors to evaluate the strategic alternatives available to the Company, including the Nucor proposal. Upon completion of an extensive review by CIBC, discussions with interested parties and further negotiations with Nucor, management and the board of directors determined the sale to Nucor represented the best alternative for the Company’s creditors, stockholders, employees and other stakeholders. On May 30, 2002, the Company signed an asset purchase agreement with a wholly-owned subsidiary of Nucor whereby Nucor would purchase substantially all of the Company’s assets for $615 million in cash, subject to adjustment based on the amount of accounts receivable and inventories as of the closing date. The Company also entered into a plan support agreement (Plan Support Agreement), dated May 30, 2002, with its secured lenders in support of the transaction. These agreements required the transaction with Nucor and the secured lenders be approved by the U.S. Bankruptcy Court in Delaware (the Court) pursuant to a pre-arranged Chapter 11 plan of reorganization (Plan of Reorganization).

Net proceeds from the $615 million purchase price from Nucor will be applied under the Plan of Reorganization to retire the Company’s long-term debt. However, the net proceeds to be derived from the sale are less than the face amount of the Company’s secured debt obligations. The obligations to secured parties are not being fully satisfied by proceeds from the sale; however, the Plan of Reorganization and the Plan Support Agreement provide that the secured creditors will pay, or cause payment of, certain amounts to unsecured and other creditors and interest holders in the Company as more fully described below.

In accordance with the Plan Support Agreement, on June 3, 2002, Birmingham Steel Corporation and four of its subsidiaries filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code before the U.S. Bankruptcy Court for the District of Delaware, Case No.’s 02-11586 to 02-11590. On August 12, 2002, Birmingham Steel Management, Inc., a subsidiary which was not included in the Company’s initial Chapter 11 filing, filed a voluntary petition for relief under Chapter 11 of Title 11 of the United States Code before the Court Case No. 02-12395. The Company is currently managing the business as a debtor-in-possession (DIP).

Subsequent to the Chapter 11 filings, the Company entered into a Post Petition Credit Agreement (DIP Facility) for a term of six months providing up to $40.0 million in interim DIP financing. On June 3, 2002, the Court issued an interim order approving terms of the DIP Facility. Per terms of the Plan Support Agreement, the Company used availability under the DIP Facility to pay a priority portion of the Revolving Credit Facility totaling $32.2 million when the DIP Facility became available. Otherwise, the DIP Facility is being used to fund working capital requirements, operating expenses, employee obligations and adequate protection payments to secured lenders during the term of the bankruptcy. Additionally, on June 3, 2002, the Court issued orders providing the Company authority to pay employee related obligations, ordinary course tax obligations and up to $28.0 million in pre-petition critical trade vendor payments. The balance of the DIP Facility at September 30, 2002 was approximately $23.2 million.

On September 17, 2002 (the Confirmation Date) the Court entered an order (the Confirmation Order) confirming the Third Amended and Restated Joint Plan of Reorganization as modified (Plan of Reorganization). Although the Company’s secured lenders are not being paid in full, pursuant to the Plan Support Agreement and the Plan of Reorganization, the secured creditors have agreed to pay certain amounts to unsecured and other creditors and stockholders in the Company. Under the Plan of Reorganization, the following distributions will be made from the gross proceeds of the sale and the other assets and proceeds described in the Plan of Reorganization.

•	Repayment of DIP Facility outstanding at the closing date;
•	Payment of all cure amounts due under contracts being assumed and assigned by Nucor of approximately $500,000;
•	Payment of post-petition trade payables in amounts to be determined at the time of closing;
•	Payments of up to $13.5 million to the distribution agent for payment of administrative claims including investment banking fees, professional fees, incentive payments described in the plan, and all other administrative expense claims not paid at closing;
•	Payments to stockholders of $7.7 million (approximately $0.24 per share) less $200,000 withheld from members of the board of directors to be used to pay a portion of the unsecured creditors payments. (The total amount to be paid to stockholders is up to $15.0 million or approximately $0.47 per share. A portion of that amount will be funded from liquidation of Excluded Assets as further described below.);
•	Payments of $17.5 million to pre-petition unsecured creditors ($200,000 of the payments to unsecured creditors will be funded by the Company’s board of directors as described above.);
•	Payments of $17.0 million to claimants under the Company’s severance and retirement plans; and
•	Payment of up to $500,000 for liquidating trust expenses.

Company stockholders will receive up to $15.0 million, or up to approximately $0.47 per share, pursuant to the terms of the Plan Support Agreement and the Plan of Reorganization. A portion of the payment to stockholders (up to $7.3 million, approximately $0.23 per share) will be funded from (1) liquidation of the excluded assets defined in the Asset Purchase Agreement between the Company and Nucor; (2) settlement of amounts held in escrow from the Cartersville facility sale in December 2002; and (3) an expected tax refund. The Company is currently in negotiations with Nucor regarding the sale of the idled Joliet rolling mill facility, selected causes of action and certain expected tax refunds. The Company is currently in negotiations with an unrelated third-party regarding sale of land at the Joliet facility. Gross proceeds from these transactions are estimated to be approximately $5.6 million. In addition, the Company has agreed with AmeriSteel to settle the escrow receivable, which was scheduled to be held through December 2007, which will provide $1.5 million for payment to Company stockholders. The Company also expects to receive $200,000 from a tax escrow established at the closing of the Cartersville sale. Management expects that the gross proceeds from liquidations of the Excluded Assets will total approximately $7.3 million. If the net proceeds from the sale or liquidation of the Excluded Assets are less than $7.3 million, the shortfall will reduce the payout to stockholders on a pro rata basis. If the net proceeds are greater than $7.3 million, the excess amounts will be paid to secured lenders.

Subsequent to closing the transaction with Nucor, the Company’s board of directors and officers will resign. Employees at the production and distribution facilities will become employees of Nucor and certain corporate office employees will either be employed by Nucor, work a transition period with Nucor, or be severed. A liquidation trust and trustee have been established to wind down the affairs of the Company. Duties of the liquidating trustee include filing all final tax returns, filing final reports required under the Securities Act of 1933 and the Securities and Exchange Act of 1934, and dissolving the Company and its subsidiaries. Fees and expenses of the liquidating trust will be paid from a $500,000 reserve established from the proceeds from the sale. Any amounts that remain undistributed after all claims have been paid under the Company’s Plan of Reorganization will be distributed by the liquidating trustee to secured lenders.

As part of the Chapter 11 bankruptcy process, unsecured creditors are allowed to file claims against the Company directly with the Court. Unsecured claims filed with the Court totaled $341.7 million. Of the claims that voted, more than 97% in number and more than 99% in amount voted in support of the Plan of Reorganization. Of this amount, approximately $25.2 million relates to severance and retirement claims. Included in the unaudited Consolidated Financial Statements as of September 30, 2002, the Company has provisions for $24.8 million of the total claims classified as liabilities subject to compromise. The Company believes provisions have been made in the accompanying unaudited Consolidated Financial Statements for viable potential claims that could be estimated at the date of these financial statements based on the provisions of SFAS No. 5, “Accounting for Contingencies”.

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

The Company is 50% owner of American Iron Reduction, L.L.C. (AIR) which is currently in Chapter 7 proceedings under the U.S. Bankruptcy Code. In connection with the Company’s Chapter 11 bankruptcy proceedings, AIR’s lenders asserted an unsecured claim against the Company in excess of $300 million, which the Company disputed. The Company engaged in extensive negotiations toward the confirmation of the Company’s Plan of Reorganization on a consensual basis. In this negotiation process, the Company stipulated with the AIR lenders that, if the Plan of Reorganization was confirmed and became effective, the Company would not object to $115.0 million of the AIR lenders’ unsecured claim. This stipulation was conditioned upon the AIR lenders’ support of, and affirmative vote in favor of confirmation of, the Plan of Reorganization, and is further conditioned upon the consummation of the sale to Nucor, which is a condition precedent to the Plan of Reorganization becoming effective. If for any reason the sale to Nucor is not consummated, the Company will vigorously contest the AIR claim.

As described above, the Plan of Reorganization provides for maximum payments to unsecured creditors (other than retirement and severance claims) for pre-petition claims totaling $17.5 million to be paid if, and only if, the contemplated transaction with Nucor is finalized. If for some unforeseen reason, the transaction is not finalized, the Company also will dispute the claims of other unsecured creditors, which were allowed in the bankruptcy process and voted in favor of the Plan of Reorganization.

For a more complete description of the Plan Support Agreement and its effect on the distribution of the proceeds of the sale of the Company’s assets, see the Disclosure Statement for Joint Plan of Reorganization of Birmingham Steel Corporation (the “Disclosure Statement”) included as an exhibit to Form 8-K filed September 27, 2002.

Liabilities of the Company that existed at the time of filing of Chapter 11 petitions on June 3, 2002, are classified as liabilities subject to compromise. Liabilities subject to compromise at September 30, 2002 include (in thousands):

Long-term debt – continuing operations	$521,479
Long-term debt – discontinued operations	26,000
Trade accounts payable	7,761
Accrued taxes and interest	7,542
Deferred rent – discontinued operations	6,614
Deferred compensation	6,349
Accrued employment costs	2,965
Other accrued liabilities	5,981
Other accrued liabilities – discontinued liabilities	1,706

Total	$586,397

Net costs resulting from the Plan of Reorganization of the Company are reported separately in the statement of operations as “reorganization costs.” In the quarter ended September 30, 2002, the following reorganization costs were incurred (in thousands):

Adequate protection payments to secured lenders	$10,026
Professional fees	3,363

Total	$13,389

The DOJ has completed its investigation of the transaction with Nucor to evaluate potential anti-competitive issues for the U.S. steel industry pursuant to provisions of the Hart-Scott-Rodino Antitrust Improvements Act (the HSR Act). On October 29, the DOJ closed its investigation and granted early termination of the waiting period under provisions of the HSR Act. The Company anticipates closing the transaction with Nucor in late November or early December 2002.

The terms of the various agreements between the Company, Nucor and the secured lenders require that the closing of the transaction must occur no later than 270 days from June 3, 2002, if the Plan of Reorganization is confirmed. Therefore, because the Company’s Plan of Reorganization has been confirmed, the sale to Nucor must be completed no later than February 23, 2003. If for some unforeseen reason the transaction is not finalized, the Company’s Plan of Reorganization will be voided and the Company will have to file a another plan of reorganization with the Court, which would likely result in the secured lenders owning substantially all of the Company’s assets.

3.     Discontinued Operations

The Company reported results of its special bar quality (SBQ) segment within discontinued operations beginning in the second quarter of fiscal 2001 under the provisions of APB No. 30. Additionally, the Company reported results of the Cartersville facility within discontinued operations beginning in the second quarter of fiscal 2002 under provisions of SFAS No. 144.

Operating results of the discontinued operations were as follows (in thousands):

	Three months ended September 30,

	2002	2001

Net sales	$—	$37,457
Loss before income taxes and use of reserves	(2,405)	(12,611)
Net amounts charged to reserve for discontinued operating losses	2,389	(2,676)

Loss from discontinued operations, net of tax	$(16)	$(15,287)

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

	September 30, 2002	June 30, 2002

	(Unaudited)
Current assets:
Accounts receivable	$38	$374
Inventories	2,217	2,232
Other	311	413

	2,566	3,019
Non-current assets:
Property, plant and equipment, net of accumulated depreciation	75,777	75,777
Other non-current assets	3,468	3,308

	79,245	79,085

Total assets of discontinued operations	$81,811	$82,104

Current liabilities:
Accounts payable	$267	$95
Other accrued expenses	1,542	1,479

	1,809	1,574
Liabilities subject to compromise	34,321	35,317

Total liabilities of discontinued operations	$36,130	$36,891

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

4.     Inventories

Inventories are valued at the lower of cost (first-in, first-out) or market as summarized in the following table (in thousands):

	September 30,	June 30,
	2002	2002

Raw materials and mill supplies	$15,630	$13,783
Work-in-progress	4,279	5,378
Finished goods	45,981	46,881

	$65,890	$66,042

5.     Debt

The Company’s filing for Chapter 11 bankruptcy protection represents an event of default under each of its debt agreements. Long-term debt is classified with liabilities subject to compromise in the unaudited Consolidated Balance Sheets because the secured lenders will receive an amount less than the face value of the debt. Because liabilities are stayed in Chapter 11 bankruptcy, the Company is no longer permitted to make scheduled principal and interest payments nor is it required to maintain financial ratios and covenants set forth in the various debt agreements. However, in lieu of making interest payments, the Plan Support Agreement between the Company and its secured lenders require the Company to make Adequate Protection Payments of approximately $4.1 million per month during the duration of the bankruptcy proceedings, subject to certain limitations. Interest on undersecured debt that was not charged to continuing operations or paid in the quarter ended September 30, 2002 was $10.5 million.

Subsequent to the Chapter 11 filings, the Company entered into a Post Petition Credit Agreement (DIP Facility) for a term of six months providing up to $40.0 million in interim DIP financing. Per terms of the Plan Support Agreement, the Company used availability under the DIP Facility to pay a priority portion of the Revolving Credit Facility totaling $32.2 million when the DIP Facility became available. Otherwise, the DIP Facility is being used to fund working capital requirements, operating expenses, employee obligations, and adequate protection payments to secured lenders during the term of the bankruptcy case. The balance of the DIP financing at September 30, 2002 was $23.2 million.

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

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Since a change in management, which occurred in December 1999, the Company has explored numerous alternatives to address its excessive level of debt. Among other things, the Company sold non-core assets as a means of obtaining proceeds to reduce debt. The Company also extensively explored debt financing and debt restructuring as a means of allowing the Company to re-capitalize its balance sheet and reduce debt. Because of general economic conditions in the U.S. financial markets and the prolonged decline in the domestic steel industry, limited alternatives for refinancing or restructuring the Company’s debt emerged. In the latter half of calendar 2001 and the first half of calendar 2002, the Company and its secured lenders engaged in extensive discussions regarding an overall debt restructure or extension of maturity dates under existing financing arrangements. Approximately $291 million of the Company’s debt was scheduled to mature on April 1, 2002. The maturity date for this debt was subsequently extended to May 15, 2002 and, later, to May 31, 2002.

On February 14, 2002, the Company received an unsolicited offer from Nucor to purchase substantially all of the Company’s assets for $500 million. The Company engaged CIBC World Markets Group to determine its strategic alternatives, including the possible sale of assets. The Company also engaged in discussions with its secured lenders regarding the Nucor offer. The Company also formed a Special Committee comprised of outside members of the board of directors to evaluate the strategic alternatives available to the Company, including the Nucor proposal. Upon completion of an extensive review by CIBC, discussions with interested parties and further negotiations with Nucor, management and the board of directors determined the sale to Nucor represents the best alternative for the Company’s creditors, stockholders, employees and other stakeholders. As a result, on May 30, 2002, the Company announced it had signed a definitive agreement with Nucor to sell substantially all of its assets for $615 million.

As a means of effecting the transaction and in accordance with the terms of the definitive agreement with Nucor, the Company and five of its subsidiaries filed voluntary petitions for relief under Chapter 11 of title 11 of the United States Code before the United States Bankruptcy Court for the District of Delaware (the Court). By order entered on September 17, 2002, the Company’s pre-arranged Chapter 11 plan (Plan of Reorganization) was confirmed by the Court, thereby approving the sale to Nucor and the distribution of sale proceeds proposed under the Plan of Reorganization. On October 29, 2002, the U.S. Department of Justice (DOJ) closed its investigation of the transaction and granted early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act. The Company expects the sale to Nucor will close in late November or early December 2002. See further discussion of the transaction with Nucor and bankruptcy proceedings in Note 2 to the unaudited Consolidated Financial Statements.

RESULTS FROM CONTINUING OPERATIONS

     The following table sets forth trade shipments, product mix percentages and average selling prices per ton for the Company’s continuing rebar, merchant and scrap operations for the three-month periods ended September 30:

	2002			2001

	Tons	% of	Avg.	Tons	% of	Avg.
	Shipped	Total	Selling	Shipped	Total	Selling
	(000's)	Sales	Price	(000's)	Sales	Price

Rebar	384	73.7%	$256	344	68.1%	$264
Merchant/structural	113	21.7	289	137	27.1	282
Other	24	4.6	215	24	4.8	215

Totals	521	100.0%		505	100.0%

Loss from continuing operations for the quarter ended September 30, 2002 was $5.1 million, or $0.16 per share, basic and diluted, compared to the loss of $4.0 million, or $0.13 per share for the same period last year. The following table sets forth, for the periods indicated, selected items in the consolidated statements of operations as a percentage of net sales:

	Three months ended September 30,

	2002	2001

Net sales	100%	100%
Cost of sales:
Other than depreciation and amortization	84.3	78.4
Depreciation and amortization	4.9	5.6

Gross margin	10.8	16.0
Selling, general and administrative expense	4.6	5.7
Interest expense	0.2	7.4
Reorganization items	9.9	—
Other income, net	0.3	(0.1)
(Benefit from) provision for income taxes	—	—

Net loss from continuing operations	(3.7)%	(2.8)%

Net Sales

Fiscal 2003 compared to fiscal 2002

In the quarter ended September 30, 2002, net sales from continuing operations decreased 2.1% to $134.8 million from $137.7 million in same period last year. An 12% increase in rebar tons shipped was offset by continued pricing pressure of steel imports and general economic conditions which forced rebar selling prices down further by $8 per ton. Merchant product shipments decreased 17% while selling prices for merchant products increased $7 per ton.

While the Company announced various price increases in the peak summer seasonal period in fiscal 2002, continued industry pricing pressure has kept prices relatively flat. U.S. economic conditions have been stagnant in calendar 2002, and the expected price increases from tariffs issued under Section 201 trade ruling by the Bush Administration have not materialized. In fact, many of the tariff selling price increases are currently being repealed. Management believes this trend will likely continue until consumer confidence is restored. The Company will follow industry pricing trends while maintaining regular production levels.

Cost of Sales

Fiscal 2003 compared to fiscal 2002

As a percent of net sales, cost of sales (other than depreciation and amortization) from continuing operations increased to 84.3% in the quarter ended September 30, 2002, compared to 78.4% in the same period last year. The increase in cost of sales as a percentage of sales in the current quarter is primarily the result of higher scrap prices. At the Company’s continuing mini-mill facilities, average scrap cost per ton increased 25% to $110 in the quarter ended September 30, 2002 from $88 in the same period last year. The cost per ton to convert scrap to finished steel products increased to $123 per ton in the current from $120 per ton in the same period last year.

Depreciation and amortization expense from continuing operations decreased 14.3% in the quarter ended September 30, 2002 to $6.6 million compared to $7.7 million in same period last year, primarily due to assets at the various facilities becoming fully depreciated and the cessation of depreciation at the Joliet facility because that facility was classified as an asset held for sale effective June 30, 2002.

Selling, General and Administrative Expenses (SG&A)

Fiscal 2003 compared to fiscal 2002

SG&A expenses from continuing operations were $6.4 million in the quarter ended September 30, 2002 compared to $7.8 million in the same period last year, a decrease of 18.0%. The decrease in the current quarter SG&A expenses is primarily the results of a reduction and reclassification of professional fees to reorganization costs and elimination of provision for bonus and other incentive compensation that will not be incurred in the current year because of the sale to Nucor.

Interest Expense (including debt issuance cost amortization)

Fiscal 2003 compared to fiscal 2002

Interest expense of $320,000 charged to continuing operations in the quarter ended September 30, 2002 is attributable to the Company’s DIP Facility. Interest on long-term debt subject to compromise in the bankruptcy proceedings is stayed by the bankruptcy court and has not been accrued or paid since June 3, 2002, the bankruptcy petition filing date. Interest expense charged to continuing operations in same period last year was $10.3 million. Total interest expense, including amounts allocated to continuing and discontinued operations was $14.7 million for the quarter ended September 30, 2001 of which $4.4 million was allocated to discontinued operations based on the percentage of assets employed at the respective facilities compared to total Company assets. The Company’s average borrowing rate on the DIP facility was 6.50% in the current quarter compared to an average borrowing rate on all long-term debt of 7.69% in the same period last year.

The Company is currently limited as to the amount of capital expenditures it can make under capital spending programs per terms of the DIP Facility and does not expect significant levels of capital expenditures or capitalized interest during fiscal 2003. Refer to “Liquidity and Capital Resources – Financing Activities”.

Results from Discontinued Operations

Discontinued operations include the results from the SBQ segment and the Cartersville facility. Discontinued operations accounting treatment for the SBQ segment is recorded under provisions of APB No. 30, while discontinued operations accounting treatment for the Cartersville facility is recorded under the provisions of SFAS No. 144 (see Note 3 to the unaudited Consolidated Financial Statements).

As of June 30, 2002, all SBQ facilities had been either been idled or shutdown and have been reported in discontinued operations since December 2000. The Cleveland rolling mill facility was sold on March 1, 2002 to Charter Manufacturing, Inc. of Mequon, Wisconsin. The Cartersville facility was sold on December 28, 2001 to AmeriSteel Corporation (AmeriSteel), a U.S. subsidiary of Gerdau S.A. (NYSE: GGB) of Rio de Janeiro, Brazil. The results of operations for the Cartersville facility were first reported in discontinued operations beginning with the second quarter of fiscal 2002.

Operating losses from discontinued SBQ operations of $2.4 million and $6.3 million for the quarters ended September 30, 2002 and 2001, respectively, were charged to the reserve for disposal period losses and did not impact current period results. In the quarter ended September 30, 2001, the Company provided an additional $9.0 million to the reserve for disposal period losses as changes in the estimated disposition dates of the facilities were made. As of September 30, 2002, the Company has $3.6 million remaining in the reserve for future operating losses of the SBQ segment.

Actual operating losses in the quarter of the SBQ segment reflect carrying costs for the Memphis facility (shutdown December 1999). Management expects to incur approximately $850,000 per month to maintain the Memphis facility and service adequate protection payments related to the $75.0 million equipment lease until the facility is sold or disposed of otherwise.

There are no known material contingent liabilities related to discontinued operations, such as product or environmental liabilities or litigation, that are expected to remain with the Company after the disposal of the SBQ segment or subsequent to the Cartersville sale other than remaining reserves for claims under the Company’s workers’ compensation and health insurance plans and contingencies associated with AIR, as discussed in Note 2 to the unaudited Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Fiscal 2003 compared to fiscal 2002

Net cash provided by operating activities of continuing operations was $2.0 million in the quarter ended September 30, 2002 compared to $10.1 million in the same period last year. The decrease in cash generated from continuing operations is primarily attributable to decreased net operating profits in the Company’s core mini-mill operations because of higher scrap costs and lower rebar selling prices in the quarter ended September 30, 2002 compared to the same period last year. In the quarter ended September 30, 2002, changes in operating assets used cash of $12.9 million compared to $3.7 million in the same period last year. The increase in cash used by operating assets is primarily due to payment of approved pre-petition trade payables in the quarter ended September 30, 2002. Cash paid for reorganization items including adequate protection payments and professional fees was $10.1 million in the quarter ended September 30, 2002.

Investing Activities

Fiscal 2003 compared to fiscal 2002

Net cash flows used in investing activities of continuing operations were $191,000 in the quarter ended September 30, 2002 compared $1.1 million in the same period last year. Debt covenants in the Company’s interim DIP financing agreements restrict capital expenditures to $2.7 million in any twelve-month period subsequent to June 3, 2002, the bankruptcy filing date. Expenditures related to capital projects of continuing operations were $191,000 million in the quarter ended September 30, 2002 versus $640,000 million in the same period last year. The Company does not anticipate significant capital spending through the closing of the sale of substantially all of its assets to Nucor.

Financing Activities

Fiscal 2003 compared to fiscal 2002

Net cash provided by financing activities of continuing operations was $11.2 million in quarter ended September 30, 2002 compared to $3.5 million in the same period last year. The change is attributable to increased borrowings under the Company’s DIP Facility used primarily to fund payments of Court approved pre-petition payments to trade vendors and reorganization costs. All of the Company’s long-term debt is currently stayed and interest expense is currently not being accrued or paid; however, per terms of the Plan Support Agreement, the Company is required to make adequate protection payments to the lenders in an amount that approximates interest expense previously charged. Adequate protection payments accrued and unpaid at September 30, 2002 totaled $4.0 million. Terms of the DIP Facility provide that the Company is not required to make adequate protection payments if there is not sufficient availability under the DIP Facility when payments are due and the failure to pay adequate protection payments under these terms does not represent a condition of default.

Subsequent to the Chapter 11 bankruptcy filings, the Company entered into a Post Petition Credit Agreement for a term of six months providing up to $40.0 million in interim DIP Facility financing. Per terms of the Plan Support Agreement, the Company used availability under the DIP Facility to pay a priority portion of the Revolving Credit Facility totaling $32.2 million when the DIP Facility became available. Otherwise, the DIP Facility is being used to fund working capital requirements, operating expenses, employee obligations, and adequate protection payments to secured lenders during the term of the bankruptcy case. The balance of the DIP Facility at October 24, 2002 was approximately $21.0 million. The Company believes the DIP Facility will be sufficient to meet the ongoing working capital needs through the anticipated closing of the transaction with Nucor.

OUTLOOK

The Company expects to complete the sale of substantially all its assets in late November or early December 2002, and, pursuant to the terms of the definitive agreement with Nucor, no later than February 23, 2003. Until closing of the transaction, the Company expects to have sufficient liquidity and cash flow to conduct normal operations. Excluding adequate protection payments to its secured lenders and non-recurring charges, the Company’s continuing operations are currently profitable, and management expects these operations to perform at normal seasonal levels until closing of the Nucor transaction. See “Risk Factors That May Affect Future Results; Forward-Looking Statements”.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Sensitive Instruments

There have been no material changes in the Company’s inherent risks since the disclosures made as of June 30, 2002 in the Company’s annual report on Form 10-K.

PART II – OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	The following exhibits are filed with this report:

99.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

On September 27, 2002, the Company filed a Current Report on Form 8-K regarding the bankruptcy court’s confirmation of the Company’s Plan of Reorganization pursuant to the voluntary petitions of relief under Chapter 11 of title 11 of the U.S. bankruptcy code.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Birmingham Steel Corporation

October 31, 2002

/s/ J. Daniel Garrett

J. Daniel Garrett Chief Financial Officer and Executive Vice President

CERTIFICATION OF CHIEF FINANCIAL OFFICER

Section 302 Certification

I, J. Daniel Garrett, certify that:

(1)	I have reviewed this Quarterly Report on Form 10-Q of Birmingham Steel Corporation, a Delaware corporation (the “registrant”);

(2)	Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

(3)	Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for the periods presented in this Quarterly Report

(4)	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date); and

c.	presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date; and

(5)	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions);

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakneseses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

(6)	The registrant’s other certifying officers and I have indicated in this Quarterly Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 31, 2002

By: /s/ J. Daniel Garrett

J. Daniel Garrett Chief Financial Officer and Executive Vice President